Form 10-K
period 2009-12-31
Terreno Realty Corp
filed 2010-03-29
CIK 1476150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number 001-34603
Terreno Realty Corporation
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1262675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

16 Maiden Lane, Fifth Floor San Francisco, CA (Address of Principal Executive Offices)	94108 (Zip Code)
Registrant’s telephone number, including area code: (415) 655-4580
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not Applicable. The registrant was not incorporated until November 2009 and did not commence trading on the New York Stock Exchange until February 10, 2010.
The registrant had 9,253,250 shares of its common stock, $0.01 par value per share, outstanding as of March 15, 2010.
Documents Incorporated by Reference
Not Applicable

Terreno Realty Corporation
Annual Report on Form 10-K
for the Year Ended December 31, 2009

1

FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
     Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•	the factors included in this Annual Report on Form 10-K, including those set forth under the headings “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	our limited operating history;

•	our ability to identify and acquire industrial properties on terms favorable to us;

•	general volatility of the capital markets and the market price of our common stock;

•	adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;

•	our dependence on key personnel;

•	our ability to source off-market deal flow in the future;

•	availability of investment opportunities in the industrial real estate sector;

•	our reliance on third parties to property manage our industrial properties;

•	general economic conditions;

•	our dependence upon tenants;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	our inability to manage our growth effectively;

•	defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	tenant bankruptcies;

•	increased interest rates and operating costs;

•	declining real estate valuations and impairment charges;

•	our expected leverage;

•	estimates related to our ability to make distributions to our stockholders;

•	our failure to obtain necessary outside financing;

•	future debt service obligations;

•	our failure to successfully hedge against interest rate increases;

•	our failure to successfully operate acquired properties and operations;

•	our failure to maintain our status as a real estate investment trust, or REIT;

•	possible adverse changes to tax laws;

•	uninsured or underinsured losses relating to our properties;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.
PART I

Item 1.	Business
Overview
     Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our,” “our company” “the company”) is an internally managed, newly organized Maryland corporation focused on acquiring industrial real estate located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. We intend to invest in several types of industrial real estate, including warehouse/distribution, flex (including light manufacturing and R&D) and trans-shipment. We will target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings.
     Our executive officers are Blake Baird, our chairman and chief executive officer, and Mike Coke, our president and chief financial officer.
     On February 16, 2010, we completed both our initial public offering of 8,750,000 shares of our common stock and a concurrent private placement of an aggregate of 350,000 shares of our common stock to our executive officers at a price per share of $20. We estimate that the net proceeds of our initial public offering were approximately $162.8 million after deducting the full underwriting discount of approximately $10.5 million and other estimated offering expenses of approximately $1.7 million. The underwriters agreed to forego the receipt of payment of $0.80 per share, or approximately $7.0 million in the aggregate, until such time as we purchase assets in accordance with our investment strategy as described in this Annual Report on Form 10-K with an aggregate purchase price (including the amount of any outstanding indebtedness assumed or incurred by us) at least equal to the net proceeds from our initial public offering (after deducting the full underwriting discount and other estimated offering expenses payable by us), at which time, we have agreed to pay the underwriters the remainder of the underwriting discount. We received net proceeds of approximately $7.0 million from our concurrent private placement. In the aggregate, we had approximately $169.8 million in cash available to execute our business strategy upon completion of our initial public offering and the concurrent private placement on February 16, 2010.

     We will invest the net proceeds of our initial public offering and the concurrent private placement in industrial properties in accordance with our investment strategy as described in this Annual Report on Form 10-K and for general business purposes.
     On March 9, 2010, we entered into an agreement to acquire an industrial property located in San Jose, California for a purchase price of approximately $5.6 million. We expect to utilize cash on hand to fund the acquisition. The property contains one multi-tenant industrial building totaling approximately 72,000 square feet, which is currently 100% leased. We expect the acquisition to close in March 2010, subject to the satisfaction of closing conditions, including our completion of satisfactory due diligence and the receipt of third party consents.
     In addition, on March 26, 2010, we acquired an industrial property located in Fremont, California for a purchase price of approximately $7.3 million. We utilized cash on hand to fund the acquisition. The property consists of two multi-tenant industrial buildings containing approximately 140,000 square feet, which are currently 50% leased to two tenants.
     Prior to the full investment of the net offering proceeds in industrial properties, we will continue to invest the net proceeds in interest-bearing short-term U.S. government and government agency securities, which are consistent with our intention to qualify as a REIT. These initial investments are expected to provide a lower net return than we will seek to achieve from investments in industrial properties.
Our Investment Strategy
     We intend to invest in industrial properties located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. We intend to invest the net proceeds of our initial public offering and the concurrent private placement within six to twelve months after our recently-completed initial public offering.
     As described in more detail in the table below, we intend to invest in several types of industrial real estate, including warehouse/distribution, flex (including light manufacturing and R&D) and trans-shipment. We will target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. We do not expect to invest outside of the United States.
     Industrial Facility General Characteristics
     Warehouse / distribution
•	Single and multiple tenant facilities that typically serve tenants greater than 30,000 square feet of space

•	Less than 10% office space

•	Typical clear height from 18 feet to 36 feet

•	May include production/manufacturing areas

•	Adequate interior access via dock high and/or grade level doors

•	Adequate truck court for large and small truck distribution options, possibly including staging for a high volume of truck activity and/or trailer storage

     Flex (including light manufacturing and R&D)
•	Single and multiple tenant facilities that typically serve tenants less than 30,000 square feet of space

•	Facilities generally accommodate both office and warehouse/manufacturing activities

•	Typically has a larger amount of office space and shallower bay depths than other classes of industrial facilities

•	Adequate parking consistent with increased office use

•	Adequate interior access via grade level and/or dock high doors

•	Staging for moderate truck activity

•	Sometimes has a showroom, service center, or assembly/light manufacturing component

•	Enhanced landscaping
     Trans-shipment
•	Includes truck terminals, cross docking and airport on-tarmac facilities, which serve both single and multiple tenants

•	Typically has a high number of dock high doors, shallow bay depth and lower clear height

•	Staging for a high volume of truck activity and trailer storage
     We selected our target markets by drawing upon the experiences of our executive officers investing and operating in over 50 global industrial markets located in North America, Europe and Asia and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, potential long term increases in carbon prices and other factors. We believe that our target markets have attractive long term investment attributes. We will target assets with characteristics that include, but are not limited to, the following:
•	located in high population coastal markets;

•	close proximity to transportation infrastructure (such as sea ports, airports, highways and railways);

•	situated in supply-constrained submarkets with barriers to new industrial development, as a result of physical and/or regulatory constraints;

•	functional and flexible layout that can be modified to accommodate single and multiple tenants;

•	acquisition price at a significant discount to the replacement cost of the property;

•	potential for enhanced return through re-tenanting or operational improvements; and

•	opportunity for higher and better use of the property over time.
     We will utilize local third party property managers for day-to-day property management. We believe outsourcing property management is cost effective and provides us with operational flexibility to scale our investments within any chosen market. In addition, property management firms can be an important source of investment opportunities.
     While not prohibited from doing so, we have no current intention to acquire industrial land or to pursue ground up development. However, we may pursue redevelopment opportunities of properties that we own.
     We expect the significant majority of our investments will be equity interests in individual properties or portfolios of properties. We may also acquire industrial properties through the acquisition of other corporations or entities that own industrial real estate. We will opportunistically target investments in debt secured by industrial real estate that would otherwise meet our investment criteria with the intention of ultimately acquiring the underlying real estate.

     We currently do not intend to target specific percentages of holdings of particular types of industrial properties, although we currently expect that our initial portfolio will include less than 10% of debt secured by industrial properties. This expectation is based upon prevailing market conditions and may change over time in response to different prevailing market conditions.
     We currently expect to acquire target assets based on their anticipated total return, which consists of income and any capital appreciation. We currently expect to be a long-term owner in the properties we acquire, but we may sell properties at any time, subject to REIT provisions of the Internal Revenue Code or 1986, as amended, or the Code, including the prohibited transaction rules, if our management determines it is in our best interests to do so.
Competitive Strengths
     We believe we distinguish ourselves from our competitors through the following competitive advantages:
•	Executive Officers with Deeply Specialized Industrial Expertise. Our executive officers have deep industrial real estate expertise across markets and cycles, as well as extensive public REIT operating experience, from Mr. Baird’s eight years of experience and Mr. Coke’s nine years of experience most recently as president and chief financial officer, respectively, at AMB Property Corporation (“AMB”). In 2007, our executive officers jointly founded Terreno Capital Partners LLC, and subsequently assembled a team of real estate professionals that began actively analyzing and seeking industrial investment opportunities in our targeted markets. Each of our executive officers has approximately 20 years of commercial real estate industry experience.

•	Focused Investment Strategy with No Legacy Issues. We selected our target markets based upon the experiences of our executive officers investing and operating in over 50 global industrial markets located in North America, Europe and Asia and also in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, potential long term increases in carbon prices and other factors. Initially we will be an all-cash buyer, and we are not restricted by the operational or liquidity issues that some of our private and public peers are presently facing, and our management can focus on new investment opportunities.

•	Conservative Targeted Leverage with Growth Oriented Capital Structure. We expect to maintain financial flexibility and a conservative capital structure using retained cash flows, long-term debt and the issuance of common and perpetual preferred stock to finance our growth. We intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding preferred stock to less than 40% of our total enterprise value and to maintain a fixed charge coverage ratio in excess of 2.0x.

•	Highly Aligned Compensation Structure. We believe that executive compensation should be closely aligned with long term stockholder value creation. As a result, all of the incentive compensation of our executive officers will be based solely on our total stockholder return exceeding certain rolling targets versus benchmarks. Our executive officers will not be eligible to receive any payouts under our long-term incentive program until early 2012. Our executive officers also purchased in the aggregate 350,000 shares of our common stock at a price per share of $20 in a private placement concurrently with our initial public offering.

•	Commitment to Strong Corporate Governance. We are committed to strong corporate governance, as demonstrated by the following:

•	all members of our board of directors will serve annual terms;

•	we have adopted a majority voting standard in non-contested director elections;

•	we have opted out of two Maryland anti-takeover provisions and, in the future, we may not opt back in to these provisions without stockholder approval;

•	we designed our ownership limits solely to protect our status as a REIT and not for the purpose of serving as an anti-takeover device; and

•	we have no stockholder rights plan. In the future, we will not adopt a stockholder rights plan unless our stockholders approve in advance the adoption of a plan or, if adopted by our board of directors, we will submit the stockholder rights plan to our stockholders for a ratification vote within 12 months of adoption or the plan will terminate.
Our Financing Strategy
     The primary objective of our financing strategy is to maintain financial flexibility with a conservative capital structure using retained cash flows, long-term debt and the issuance of common and perpetual preferred stock to finance our growth. We intend to:
•	limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding perpetual preferred stock to less than 40% of our total enterprise value;

•	maintain a fixed charge coverage ratio in excess of 2.0x;

•	over the long-term, limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness; and

•	have staggered debt maturities that are aligned to our expected average lease term (5-7 years), positioning us to re-price parts of our capital structure as our rental rates change with market conditions.
     We intend to preserve a flexible capital structure with a long-term goal to obtain an investment grade rating and be in a position to issue unsecured debt and perpetual preferred stock. Prior to attaining an investment grade rating, we intend to primarily utilize non-recourse debt secured by individual properties or pools of properties with a targeted maximum loan-to-value of 60% at the time of financing.
Our Corporate Structure
     We were organized as a Maryland corporation on November 6, 2009. We are not structured as an Umbrella Partnership Real Estate Investment Trust, or UPREIT. We will own our properties indirectly through subsidiaries and may utilize one or more taxable REIT subsidiaries as appropriate.
Our Tax Status
     We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ending December 31, 2010. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT for federal income tax purposes. To maintain REIT status we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our net taxable income to our stockholders, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on REIT taxable income we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property and the income of our taxable REIT subsidiaries, if any, will be subject to taxation at regular corporate rates.

Competition
     We believe the current market for industrial real estate acquisitions to be competitive. We expect to compete for real property investments with pension funds and their advisors, bank and insurance company investment accounts, other public and private real estate investment companies, real estate limited partnerships, owner-users, individuals and other entities engaged in real estate investment activities, some of which have greater financial resources than we do. In addition, we believe the leasing of real estate to be highly competitive. We experience competition for customers from owners and managers of competing properties. As a result, we may have to provide free rental periods, incur charges for tenant improvements or offer other inducements, all of which may have an adverse impact on our results of operations.
Environmental Matters
     The industrial properties that we acquire will be subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur these costs even after we sell some of the properties we acquire. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.
     Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos at one of our properties may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals to manage them carefully and to notify local officials that the chemicals are being used.
     We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. We generally expect to obtain “Phase I environmental site assessments”, or ESAs, on each property prior to acquiring it. However, these ESAs may not reveal all environmental costs that might have a material adverse effect on our business, assets, results of operations or liquidity and may not identify all potential environmental liabilities.
     We will utilize local third party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues.
     As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on us, or (2) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.
Employees
     Mr. Baird and Mr. Coke are currently our only executive officers. We currently have eight employees. None of our employees is a member of any union.

Available Information
     We maintain an internet website at the following address: www.terreno.com. The information on our website is neither part of nor incorporated by reference in this Annual Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission, or SEC, in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and exhibits and amendments to these reports, and Section 16 filings. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Copies of our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, corporate governance guidelines and code of business conduct and ethics are also available on our website under “Investors & Media — Corporate Profile — Governance Documents”.

Item 1A.	Risk Factors.
     The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be adversely affected.
Risks Related to Our Business and Our Properties
We have a limited operating history and may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our stockholders.
     We were organized in November 2009 and have only a limited operating history after commencing operations on February 16, 2010. Our ability to make or sustain distributions to our stockholders will depend on many factors, including our ability to identify attractive acquisition opportunities consistent with our investment strategy, our success in consummating acquisitions on favorable terms, the level and volatility of interest rates, readily accessible short-term and long-term financing on favorable terms and conditions in the financial markets, the real estate market and the economy. We will face competition in acquiring attractive industrial properties on advantageous terms. The value of the industrial properties that we acquire may decline substantially after we purchase them. We may not be able to successfully operate our business or implement our operating policies and investment strategy. Furthermore, we may not be able to generate sufficient operating cash flows to pay our operating expenses, service any debt we may incur in the future and make distributions to our stockholders.
     As a newly formed company, we are subject to the risks of any newly established business enterprise, including risks that we will be unable to attract and retain qualified personnel, create effective operating and financial controls and systems or effectively manage our anticipated growth, any of which could have a material adverse effect on our business and our operating results.
Other than with respect to one industrial property that we recently acquired and one industrial property that we recently agreed to acquire, subject to the satisfaction of closing conditions, stockholders will be unable to evaluate the allocation of net proceeds of our initial public offering and the concurrent private placement or the economic merits of our investments prior to investing in our company.
     We recently acquired an industrial property located in Fremont, California, and we recently entered into an agreement, which is subject to the satisfaction of closing conditions, to acquire an industrial property located in San Jose, California, but we currently do not own any other properties and have no agreements to acquire any other properties. In addition, there is no assurance that the closing conditions necessary to complete the acquisition of the industrial property we have agreed to acquire will be satisfied. Other than with respect to the industrial property that we recently acquired and the industrial property that we recently agreed to acquire, subject to the satisfaction of closing conditions, stockholders will be unable to evaluate the allocation of the net proceeds of our initial public offering and our concurrent private placement or the economic merits of our investments before making an investment decision to purchase our common stock. We have broad authority to invest the net proceeds of our initial public offering and the concurrent private placement in any real estate investments that we may identify in the future, and we may use those proceeds to make investments with which our stockholders may not agree. In addition, our investment policies may be amended or revised from time to time at the discretion of our board of directors, without a vote of our stockholders. These factors will increase the uncertainty, and thus the risk, of investing in our common stock. Although we intend to invest the net proceeds of our initial public offering and the concurrent private placement in industrial properties within six to twelve months after the completion of our initial public offering, we cannot assure you that we will be able to do so. Our failure to apply the net proceeds of our initial public offering and the concurrent private placement effectively or find suitable industrial properties to acquire in a timely manner or on acceptable terms could result in returns that are substantially below expectations or result in losses.

     Prior to the full investment of the net offering proceeds in industrial properties, we will continue to invest the net offering proceeds in interest-bearing short-term U.S. government and government agency securities, which are consistent with our intention to qualify as a REIT. These investments are expected to provide a lower net return than we will seek to achieve from our investments in industrial properties. We may not be able to identify other industrial investments that meet our investment criteria, we may not be successful in completing any investments we identify and our investments may not produce acceptable, or any, returns. We may be unable to invest the net offering proceeds on acceptable terms, or at all.
Our senior management’s past experience in operating a publicly traded REIT may not be sufficient to successfully operate our company.
     We cannot assure you that the past experience of our chairman and chief executive officer and our president and chief financial officer in operating a publicly traded industrial REIT will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet disclosure requirements and comply with the Sarbanes-Oxley Act of 2002. Failure to maintain REIT status would have an adverse effect on our financial condition, results of operations, cash flows, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay distributions to our stockholders.
Our investments will be concentrated in the industrial real estate sector, and our business would be adversely affected by an economic downturn in that sector.
     Our investments in real estate assets will be concentrated in the industrial real estate sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.
Events or occurrences that affect areas in which our properties will be located may impact financial results.
     In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions of the specific markets in which we operate. We intend to acquire industrial properties primarily in the following markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. Many of these markets experienced downturns in recent years. If the recent downturn in the economy in any of these markets persists and we fail to accurately predict the timing of economic improvement in these markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially adversely affected.
We depend on key personnel.
     Our success depends to a significant degree upon the contributions of certain key personnel including, but not limited to, our chairman and chief executive officer and our president and chief financial officer, each of whom would be difficult to replace. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our senior management group or to attract suitable replacements should any members of the senior management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel.
     We also believe that, as we expand, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, investment, financial and operational personnel. Competition for such personnel is intense, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel.

Failure of the projected improvement in industrial operating fundamentals may adversely affect our ability to execute our business plan.
     A substantial part of our business plan is based on our belief that industrial operating fundamentals are expected to improve significantly over the next several years. We cannot assure you as to whether or when industrial operating fundamentals will in fact improve or to what extent they improve. In the event conditions in the industry do not improve when and as we expect, or deteriorate, our ability to execute our business plan may be adversely affected.
Our long-term growth will depend upon future acquisitions of properties, and we may be unable to consummate acquisitions on advantageous terms, the acquired properties may not perform as we expect, or we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations.
     We intend to acquire high quality industrial properties primarily in six coastal markets in the United States. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. In addition, we cannot assure you of the availability of investment opportunities in our targeted markets at attractive pricing levels. In the event that such opportunities are not available in our targeted markets as we expect, our ability to execute our business plan may be adversely affected. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including pension funds and their advisors, bank and insurance company investment accounts, other public and private real estate investment companies and REITs, real estate limited partnerships, owner-users, individuals and other entities engaged in real estate investment activities, some of which have a history of operations, greater financial resources than we do and a greater ability to borrow funds to acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire properties as we desire or the purchase price may be significantly elevated.
     In addition, we expect to finance future acquisitions through a combination of borrowings under our senior revolving credit facility and the use of retained cash flows, long-term debt and the issuance of common and perpetual preferred stock, which may not be available at all or on advantageous terms and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.
We may be unable to source off-market deal flow in the future.
     The main component of our growth strategy is to acquire industrial real estate assets. Properties that are acquired off-market are typically more attractive to us as a purchaser because of the absence of a formal sales process, which could lead to higher prices. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire industrial properties at attractive prices could be adversely affected.
Our real estate redevelopment strategies may not be successful.
     In connection with our business strategy, we may pursue redevelopment opportunities of industrial properties that we own and construct improvements at a fixed contract price. We will be subject to risks associated with our redevelopment and renovation activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock, including, but not limited to:
•	the risk that redevelopment projects in which we have invested may be abandoned and the related investment will be impaired;

•	the risk that we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	the risk that we may not be able to obtain financing for redevelopment projects on favorable terms;

•	the risk that construction costs of a renovation project may exceed the original estimates or that construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all (including the possibility of contract default, the effects of local weather conditions, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment);

•	the risk that delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly redeveloped project;

•	the risk that the contractor’s failure to perform may result in legal action by us to rescind the purchase or construction contract or to enforce the contractor’s obligations;

•	the risk that, upon completion of a renovation, we may not be able to obtain, or obtain on advantageous terms, permanent financing for activities that we have financed through construction loans;

•	the risk that occupancy levels and the rents that can be charged for a completed project will not be met, making the project unprofitable;

•	the risk that we may expend funds on and devote management’s time to projects which we do not complete; and

•	the risk that we may be unable to complete redevelopment and/or leasing of a property on schedule or on budget.
Actions of our joint venture partners could negatively impact our performance.
     We may acquire and/or redevelop properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:
•	that our co-member, co-venturer or partner in an investment might become bankrupt, which would mean that we and any other remaining general partners, members or co-venturers would generally remain liable for the partnership’s, limited liability company’s or joint venture’s liabilities;

•	that such co-member, co-venturer or partner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	that such co-member, co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our current policy with respect to maintaining our qualification as a REIT;

•	that, if our partners fail to fund their share of any required capital contributions, we may be required to contribute such capital;

•	that joint venture, limited liability company and partnership agreements often restrict the transfer of a co-venturer’s, member’s or partner’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•	that our relationships with our partners, co-members or co-venturers are contractual in nature and may be terminated or dissolved under the terms of the agreements and, in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above-market price to continue ownership;

•	that disputes between us and our partners, co-members or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable partnership, limited liability company or joint venture to additional risk; and

•	that we may in certain circumstances be liable for the actions of our partners, co-members or co-venturers.
     We generally will seek to maintain sufficient control of our partnerships, limited liability companies and joint ventures to permit us to achieve our business objectives; however, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.
If we invest in a limited partnership as a general partner, we could be responsible for all liabilities of such partnership.
     In some joint ventures or other investments we may make, if the entity in which we invest is a limited partnership, we may acquire all or a portion of our interest in such partnership as a general partner. As a general partner, we could be liable for all the liabilities of such partnership. Additionally, we may be required to take our interests in other investments as a non-managing general partner. Consequently, we would be potentially liable for all such liabilities without having the same rights of management or control over the operation of the partnership as the managing general partner or partners may have. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may far exceed the amount or value of the investment we initially made or then had in the partnership.
We will utilize local third party managers for day-to-day property management.
     We will utilize local third party managers for day-to-day property management. Our cash flows from our industrial properties may be adversely affected if our managers fail to provide quality services. In addition, our managers or their affiliates may manage, and in some cases may own, invest in or provide credit support or operating guarantees to industrial properties that compete with industrial properties that we acquire, which may result in conflicts of interest and decisions regarding the operation of our industrial properties that are not in our best interests.
We may not realize any investment opportunities from our use of third parties to manage our properties.
     We will utilize local third party property managers for day-to-day property management. While property management firms can be an important source of investment opportunities, we cannot assure you that we will realize any investment opportunities from these relationships.
The availability and timing of cash distributions is uncertain.
     We intend over time to make regular quarterly distributions to holders of our common stock. However, we bear all expenses incurred by our operations, and the funds generated by our operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such cash for working capital. Our ability to make distributions to our stockholders also will depend on our levels of retained cash flows, which we intend to use as a source of investment capital. We cannot assure our stockholders that sufficient funds will be available to pay distributions. Our corporate strategy is to fund the payment of quarterly distributions to our stockholders entirely from distributable cash flows. However, we may fund our quarterly distributions to our stockholders from a combination of available cash flows, net of recurring capital expenditures, and proceeds from borrowings. In the event we are unable to consistently fund future quarterly distributions to our stockholders entirely from distributable cash flows the value of our shares may be negatively impacted.
We will be dependent on tenants for our revenues.
     We will be dependent on tenants for our revenues. Our operating results and distributable cash flows would be adversely affected if a significant number of our tenants were unable to meet their lease obligations or failed to renew the leases we will enter into with such tenants. In addition, certain of our properties may be occupied by a single tenant. As a result, the success of those properties will depend on the financial stability of a single tenant. Lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders. A default by a tenant on its lease payments could force us to find an alternative source of revenues to pay any mortgage loan or operating expenses on the property. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs, including litigation and related expenses, in protecting our investment and re-leasing our property. If a lease is terminated, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss.

We may not have funding for future tenant improvements.
     When a tenant at one of the properties we acquire does not renew the lease we will enter into with such tenant or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend funds to construct new tenant improvements in the vacated space. Although we intend to manage our cash position or financing availability to pay for any improvements required for re-leasing, we cannot assure our stockholders that we will have adequate sources of funding available to us for such purposes in the future.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire.
     We cannot assure you that after we acquire industrial properties and enter into leases with respect to the properties, such leases will be renewed or that such properties will be re-leased at net effective rental rates equal to or above the then current average net effective rental rates. If the rental rates for our properties decrease, our tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases are scheduled to expire, our financial condition, results of operations, cash flow, cash available for distribution to you, per share trading price of our common stock and our ability to satisfy our debt service obligations could be materially adversely affected. In addition, if we are unable to renew leases or re-lease a property, the resale value of that property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
We face potential adverse effects from the bankruptcies or insolvencies of tenants.
     The bankruptcy or insolvency of the tenants of the properties we acquire may adversely affect the income produced by our properties. The tenants of the properties we acquire, particularly those that are highly leveraged, could file for bankruptcy protection or become insolvent in the future. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy. On the other hand, a bankrupt tenant may reject and terminate its lease with us. In such case, our claim against the bankrupt tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flows and results of operations.
Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.
     We intend to review the carrying value of our properties when circumstances, such as adverse market conditions (including conditions resulting from the current global economic recession), indicate potential impairment may exist. We intend to base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We intend to consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses would have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations, cash available for distribution, including cash available for us to pay distributions to our stockholders and per share trading price of our common stock.

If we cannot obtain financing, our growth will be limited.
     To qualify as a REIT, we will be required to distribute at least 90% of our taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our stockholders, and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and development, if any, or other capital expenditures will be limited. On March 24, 2010, we consummated a three-year, $50.0 million senior revolving credit facility with KeyBank National Association (an affiliate of KeyBanc Capital Markets Inc., which was a lead manager in our initial public offering), as administrative agent, and KeyBanc Capital Markets Inc., in its capacity as the lead arranger, to finance acquisitions and for working capital requirements. Terreno has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the senior revolving credit facility.
     If adverse conditions in the credit markets — in particular with respect to real estate — materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in industrial properties will be limited if we cannot obtain additional financing on favorable terms. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.
Future debt service obligations could adversely affect our overall operating results, may require us to sell industrial properties and could adversely affect our ability to make distributions to our stockholders and the market price of our shares of common stock.
     Our business strategy contemplates the use of both non-recourse secured and unsecured debt to finance long-term growth. While we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 40% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. We also intend to maintain a fixed charge coverage ratio in excess of 2.0x and over the long-term, limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness. Our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:
•	our cash flows from operations will be insufficient to make required payments of principal and interest;

•	our debt may increase our vulnerability to adverse economic and industry conditions;

•	we may be required to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes;

•	the terms of any refinancing will not be as favorable as the terms of the debt being refinanced; and

•	the use of leverage could adversely affect our ability to make distributions to our stockholders and the market price of our shares of common stock.
     If we incur debt in the future, including debt under our senior revolving credit facility, and do not have sufficient funds to repay such debt at maturity, it may be necessary to refinance the debt through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flows, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of industrial properties on disadvantageous terms, potentially resulting in losses. We may place mortgages on industrial properties that we acquire to secure a revolving credit facility or other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our industrial properties that may be pledged to secure our obligations to foreclosure. Also, covenants applicable to any future debt could impair our planned investment strategy and, if violated, result in a default.
     Higher interest rates could increase debt service requirements on any floating rate debt that we incur and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future business opportunities, or other purposes. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. We may obtain in the future one or more forms of interest rate protection — in the form of swap agreements, interest rate cap contracts or similar agreements — to “hedge” against the possible negative effects of interest rate fluctuations. However, such hedging has costs and we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our industrial properties in order to meet our debt service obligations at times which may not permit us to receive an attractive return on our investments.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.
     We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap agreements and swap agreements. These agreements involve the risks that these arrangements may not be effective in reducing our exposure to exchange or interest rate changes and that a court could rule that such agreements are not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.
Our senior revolving credit facility contains, and we expect that our future indebtedness will contain, covenants that could limit our operations and our ability to make distributions to our stockholders.
     On March 24, 2010, we consummated a three-year, $50.0 million senior revolving credit facility with KeyBank National Association (an affiliate of KeyBanc Capital Markets Inc., which was a lead manager in our initial public offering), as administrative agent, and KeyBanc Capital Markets Inc., in its capacity as the lead arranger. Terreno has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the senior revolving credit facility. Our senior revolving credit facility contains, and we expect that our future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. In addition, the failure of both our Chief Executive Officer and our President and Chief Financial Officer or any successors approved by the administrative agent to continue to be active in our day-to-day management constitutes an event of default under our senior revolving credit facility. We have 120 days under our senior revolving credit facility to hire a successor executive reasonably satisfactory to the administrative agent in the event that both our Chief Executive Officer and our President and Chief Financial Officer or any successors cease to be active in our management. If we violate covenants or if there is an event of default under our senior revolving credit facility or in our future agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all.
     In the future, we will rely on debt financing, including borrowings under our senior revolving credit facility, issuances of unsecured debt securities and debt secured by individual properties, to finance our acquisition activities and for working capital. If we are unable to obtain debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. In addition, any unsecured debt agreements we enter into may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.
We may acquire outstanding debt secured by an industrial property, which may expose us to risks.
     We may consider acquiring outstanding debt secured by an industrial property from lenders and investors if we believe we can acquire ownership of the underlying property in the near-term through foreclosure, deed-in-lieu of foreclosure or other means. However, if we do acquire such debt, borrowers may seek to assert various defenses to our foreclosure or other actions and we may not be successful in acquiring the underlying property on a timely basis, or at all, in which event we could incur significant costs and experience significant delays in acquiring such properties, all of which could adversely affect our financial performance and reduce our expected returns from such investments. In addition, we may not earn a current return on such investments particularly if the loan that we acquire is in default.

Adverse changes in our credit ratings could negatively affect our financing activity.
     The credit ratings of the senior unsecured long-term debt that we may incur in the future and preferred stock we may issue in the future are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to obtain or maintain our credit ratings, and in the event our credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings may trigger additional payments or other negative consequences under our future credit facilities and debt instruments. For example, if our credit ratings of any future senior unsecured long-term debt are downgraded to below investment grade levels, we may not be able to obtain or maintain extensions on certain of our then existing debt. Adverse changes in our credit ratings could negatively impact our refinancing activities, our ability to manage our debt maturities, our future growth, our financial condition, the market price of our stock, and our acquisition activities.
Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.
     We are a newly formed company and have undertaken substantial work to prepare and implement adequate disclosure controls and procedures and internal controls over financial reporting. However, the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.
We may make acquisitions, which pose integration and other risks that could harm our business.
     We may be required to incur debt and expenditures and issue additional shares of our common stock to pay for industrial properties that we acquire, which may dilute our stockholders’ ownership interests and may delay, or prevent, our profitability. These acquisitions may also expose us to risks such as:
•	the possibility that we may not be able to successfully integrate acquired properties into our operations;

•	the possibility that additional capital expenditures may be required;

•	the possibility that senior management may be required to spend considerable time negotiating agreements and integrating acquired properties;

•	the possible loss or reduction in value of acquired properties;

•	the possibility of pre-existing undisclosed liabilities regarding acquired properties, including but not limited to environmental or asbestos liability, of which our insurance may be insufficient or for which we may be unable to secure insurance coverage; and

•	the possibility that a concentration of our industrial properties in the Los Angeles Area, the San Francisco Bay Area and the Seattle Area may increase our exposure to seismic activity, especially if these industrial properties are located on or near fault zones.
     We expect acquisition costs, including capital expenditures required to render industrial properties operational, to increase in the future. If our revenue does not keep pace with these potential acquisition costs, we may not be able to maintain our current or expected earnings as we absorb these additional expenses. There is no assurance we would successfully overcome these risks or any other problems encountered with these acquisitions.

Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
     Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on properties that we acquire. The real property taxes on the properties we acquire may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase, our cash flows will be impacted, and our ability to pay expected distributions to our stockholders could be adversely affected.
The conflict of interest policies we have adopted may not adequately address all of the conflicts of interest that may arise with respect to our activities.
     In order to avoid any actual or perceived conflicts of interest with our directors, officers or employees, we have adopted certain policies to specifically address some of the potential conflicts relating to our activities. In addition, our board of directors is subject to certain provisions of Maryland law, which are also designed to eliminate or minimize conflicts. Although under these policies the approval of a majority of our disinterested directors will be required to approve any transaction, agreement or relationship in which any of our directors, officers or employees has an interest, there is no assurance that these policies will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us.
Risks Related to the Real Estate Industry
Our performance and value are subject to general economic conditions and risks associated with our real estate assets.
     The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If the properties we acquire do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of the properties we acquire may be adversely affected by:
•	downturns in national, regional and local economic conditions (particularly increases in unemployment);

•	the attractiveness of the properties we acquire to potential tenants and competition from other industrial properties;

•	changes in supply of or demand for similar or competing properties in an area;

•	bankruptcies, financial difficulties or lease defaults by the tenants of the properties we acquire;

•	changes in interest rates, availability and terms of debt financing;

•	changes in operating costs and expenses and our ability to control rents;

•	changes in, or increased costs of compliance with, governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder;

•	our ability to provide adequate maintenance and insurance;

•	changes in the cost or availability of insurance, including coverage for mold or asbestos;

•	unanticipated changes in costs associated with known adverse environmental conditions or retained liabilities for such conditions;

•	periods of high interest rates and tight money supply;

•	tenant turnover;

•	general overbuilding or excess supply in the market area; and

•	disruptions in the global supply chain caused by political, regulatory or other factors including terrorism.
     In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or public perception that any of these events may occur, would result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Future terrorist attacks may result in declining economic activity, which could reduce the demand for, and the value of, the properties we acquire. To the extent that future attacks impact the tenants of the properties we acquire, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.
Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of the properties we acquire.
     We compete with other developers, owners and operators of real estate, some of which own properties similar to the properties we may acquire in the same markets and submarkets in which the properties we acquire may be located. If our competitors offer space at rental rates below current market rates or below the rental rates we will charge the tenants of the properties we acquire, we may lose potential tenants, and we may be pressured to reduce our rental rates in order to retain tenants when such tenants’ leases expire. In addition, if our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at all or at favorable pricing or on favorable terms. As a result of these actions by our competitors, our financial condition, cash flows, cash available for distribution, trading price of our common stock and ability to satisfy our debt service obligations could be materially adversely affected.
Real estate investments are not as liquid as other types of assets, which may reduce economic returns to investors.
     Real estate investments are not as liquid as other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic, financial, investment or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. In addition, we intend to comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax bases and the costs of improvements made to these properties, and meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets or contribute assets to property funds or other entities in which we have an ownership interest may be restricted. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic financial, investment or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the market price of, our common stock.
Uninsured or underinsured losses relating to real property may adversely affect our returns.
     We will attempt to ensure that all of the properties we acquire are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of the properties we acquire incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.

     We intend to acquire properties in the Los Angeles Area, the San Francisco Bay Area and the Seattle Area, which are located in areas that are known to be subject to earthquake activity. Although we intend to carry replacement-cost earthquake insurance on all of the properties we acquire located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable, we may not be able to obtain coverage to cover all losses with respect to such properties on economically favorable terms, which could expose us to uninsured casualty losses. We intend to evaluate our earthquake insurance coverage annually in light of current industry practice.
     We intend to acquire properties in the Seattle Area, which is known to be subject to flood risk, and in the Miami Area, which is known to be subject to hurricane and/or flood risk. Although we intend to carry replacement-cost hurricane and/or flood hazard insurance on all of the properties we acquire located in areas historically subject to such activity, subject to coverage limitations and deductibles that we believe are commercially reasonable, we may not be able to obtain coverage to cover all losses with respect to such properties on economically favorable terms, which could expose us to uninsured casualty losses. We intend to evaluate our insurance coverage annually in light of current industry practice.
Contingent or unknown liabilities could adversely affect our financial condition.
     We may in the future acquire properties that are subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of any of these entities or properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows. Unknown liabilities with respect to entities or properties acquired might include:
•	liabilities for clean-up or remediation of adverse environmental conditions;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax liabilities; and

•	claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of the properties.
Environmentally hazardous conditions may adversely affect our operating results.
     Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

     Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of the properties we acquire may contain asbestos-containing building materials.
     We intend to invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of the properties we acquire may be adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties we acquire may be on or are adjacent to or near other properties upon which others, including former owners or tenants of such properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances. As needed, we may obtain environmental insurance policies on commercially reasonable terms that provide coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
     We generally anticipate that our properties may be subject to a Phase I or similar environmental assessment by independent environmental consultants at the time of acquisition. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. Even if none of our environmental assessments of our properties reveal an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole, we cannot give any assurance that such conditions do not exist or may not arise in the future. Material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the environmental condition of the properties we acquire will not be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.
Costs of complying with governmental laws and regulations with respect to properties we acquire may adversely affect our income and the cash available for any distributions.
     All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Tenants’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Leasing properties we acquire to tenants that engage in industrial, manufacturing, and commercial activities will cause us to be subject to the risk of liabilities under environmental laws and regulations. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

     Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, the operations of the tenants of the properties we acquire, the existing condition of land when we buy it, operations in the vicinity of such properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect such properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay will reduce our ability to make distributions and may reduce the value of our common stock. In addition, changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur.
The impacts of climate-related initiatives at the U.S. federal and state levels remain uncertain at this time but could result in increased operating costs.
     Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns over contributions to climate change. In June 2009, the U.S. House of Representatives approved comprehensive clean energy and climate change legislation that is intended to cut GHG emissions, create new clean energy jobs and enhance the energy independence of the United States. This legislation would reduce GHG emissions in the United States through an economy-wide cap-and-trade program. The U.S. Senate also is considering various forms of climate change legislation. To the extent the Senate passes climate change legislation, such legislation would then need to be reconciled with the House bill. The State of California has adopted a climate change law and other states in which we intend to operate are considering similar actions. Moreover, the U.S. Environmental Protection Agency, or EPA, is moving to regulate GHG emissions from large stationary sources, including electricity producers, using its own authority under the Clean Air Act. Any additional taxation or regulation of energy use, including as a result of (i) the legislation that the U.S. Congress is currently considering, or other state regulations or (ii) the regulations that U.S. EPA has proposed or may propose in the future, could result in increased operating costs that we may not be able to effectively pass on to our tenants. In addition, any increased regulation of GHG emissions could impose substantial costs on our tenants. These costs include, for example, an increase in the cost of the fuel and other energy purchased by our tenants and capital costs associated with updating or replacing their trucks earlier than planned. Any such increased costs could impact the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.
We are exposed to the potential impacts of future climate change and climate-change related risks.
     We may be exposed to potential physical risks from possible future changes in climate. The industrial facilities that we acquire may be exposed to rare catastrophic weather events, such as severe storms or floods. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase.
Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.
     Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, including removing access barriers, then our cash flows and the amounts available for distributions to our stockholders may be adversely affected. If we are required to make substantial modifications to the properties we acquire, whether to comply with the Americans with Disabilities Act or other changes in governmental rules and regulations, our financial condition, cash flows, results of operations, the market price of our shares of common stock and our ability to make distributions to our stockholders could be adversely affected.
We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect the return on an investment in our common stock.
     We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment objectives. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of the properties we acquire. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of the properties we acquire, we cannot assure our stockholders that we will be able to sell such properties at a profit in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

     Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements. In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
If we sell properties and provide financing to purchasers, defaults by the purchasers would adversely affect our cash flows.
     If we decide to sell any of the properties we acquire, we presently intend to sell them for cash. However, if we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders and result in litigation and related expenses. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed of.
Risks Related to Our Organizational Structure
Our board of directors may change significant corporate policies without stockholder approval.
     Our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of the board of directors without a vote of our stockholders. In addition, the board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal and regulatory requirements, including the listing standards of the NYSE. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flows, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay distributions to you.
We could increase the number of authorized shares of stock and issue stock without stockholder approval.
     Subject to applicable legal and regulatory requirements, our charter authorizes our board of directors, without stockholder approval, to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. Although our board of directors has no such intention at the present time, it could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
Certain provisions of Maryland law could inhibit changes in control.
     Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•	“Business Combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose special appraisal rights and special stockholder voting requirements on these combinations; and

•	“Control Share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
     We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, in the future, only upon the approval of our stockholders, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, only upon the approval of our stockholders, by amendment to our bylaws, opt in to the control share provisions of the MGCL.
     In addition, the provisions of our charter on removal of directors and the advance notice provisions of our bylaws could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Likewise, if our company’s board of directors were to opt in to the business combination provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL, or if the provision in our bylaws opting out of the control share acquisition provisions of the MGCL were rescinded by our board of directors and our stockholders, these provisions of the MGCL could have similar anti-takeover effects. See “Material Provisions of Maryland Law and of Our Charter and Bylaws — Business Combinations” and “Material Provisions of Maryland Law and of Our Charter and Bylaws — Control Share Acquisitions” and “Material Provisions of Maryland Law and of Our Charter and Bylaws — Certain Elective Provisions of Maryland Law”.
Our rights and the rights of our stockholders to take action against our directors and officers are limited.
     Maryland law provides that a director or officer has no liability in that capacity if he or she satisfies his or her duties to us and our stockholders. Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:
•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
     In addition, our charter will authorize us to obligate our company, and our bylaws will require us, to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited. In addition, we may be obligated to advance the defense costs incurred by our directors and executive officers, and may, in the discretion of our board of directors, advance the defense costs incurred by our employees and other agents in connection with legal proceedings.
Risks Related to Our Status as a REIT
Failure to qualify as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to stockholders.
     We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. However, we cannot assure you that we will qualify as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

     If we fail to qualify as a REIT in any taxable year we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:
•	we would not be allowed a deduction for distributions paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
     In addition, if we fail to qualify as a REIT, we will no longer be required to pay distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock. See “Material U.S. Federal Income Tax Considerations” for a discussion of material federal income tax consequences relating to us and our common stock.
Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.
     Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would decrease cash available for distributions to stockholders.
REIT distribution requirements could adversely affect our liquidity and may force us to borrow funds or sell assets during unfavorable market conditions.
     In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our net taxable income including any net capital gain. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
Dividends payable by REITs generally do not qualify for reduced tax rates.
     The maximum tax rate for dividends payable to individual U.S. stockholders is currently 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

We may in the future choose to pay dividends in our stock instead of cash, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.
     Although we have no current intention to do so, we may, in the future, distribute taxable dividends that are payable in cash and common stock at the election of each stockholder or distribute other forms of taxable stock dividends. Taxable stockholders receiving such dividends or other forms of taxable stock dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or to liquidate otherwise attractive investments.
     To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.
     In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the total voting power of the outstanding securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by the securities of one or more taxable REIT subsidiaries, or TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
If we fail to invest a sufficient amount of the net offering proceeds of our initial public offering and the concurrent private placement in real estate assets within one year from the receipt of the proceeds of the offering, we could jeopardize our REIT status.
     Temporary investment of the net offering proceeds of our initial public offering and the concurrent private placement in short-term securities and income from such investment generally will allow us to satisfy various REIT income and asset qualifications, but only during the one-year period beginning on the date we receive the net offering proceeds. If we are unable to invest a sufficient amount of the net proceeds of our initial public offering and of the concurrent private placement in industrial properties and other qualifying real estate assets within such one-year period, we could fail to satisfy one of the gross income tests and/or we could be limited to investing all or a portion of any remaining funds in cash or cash equivalents. If we fail to satisfy such income test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.
Our relationship with any TRS will be limited, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.
     A REIT may own up to 100% of the stock of one or more TRSs. While we have no current intention to own any interest in a TRS, we may own any such interest in the future. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

     Any TRS of ours will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. We anticipate that the aggregate value of any TRS stock and securities owned by us will be significantly less than 25% of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 25% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. No assurance, however, can be given that we will be able to comply with the 25% limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain our REIT qualification or avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to federal income tax and reduce distributions to our stockholders.
     Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to be qualified as a REIT. If we cease to be a REIT, we would become subject to federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.
     At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.
Risks Related to Our Common Stock
Level of cash distributions, market interest rates and other factors may affect the value of our common stock.
     The market value of the equity securities of a REIT is based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flows for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock. In addition, the price of our common stock will be influenced by the dividend yield on the common stock relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, could cause the market price of our common stock to go down. The trading price of the shares of common stock will also depend on many other factors, which may change from time to time, including:
•	the market for similar securities;

•	the attractiveness of REIT securities in comparison to the securities of other companies, taking into account, among other things, the higher tax rates imposed on dividends paid by REITs;

•	government action or regulation;

•	general economic conditions; and

•	our financial condition, performance and prospects.

The number of shares of our common stock available for future sale could adversely affect the market price of our common stock.
     Sales of substantial amounts of shares of our common stock in the public market or the perception that such sales might occur could adversely affect the market price of the shares of our common stock. The vesting of any restricted stock granted to certain directors, executive officers and other employees under our 2010 Equity Incentive Plan, the issuance of our common stock in connection with property, portfolio or business acquisitions and other issuances of our common stock could have an adverse effect on the market price of our common stock. Future sales of shares of our common stock may be dilutive to existing stockholders.
An active public market for our common stock may not develop or be sustained.
     There can be no assurance that an active public market for our common stock will develop or be sustained or that shares of our common stock will be resold at or above the price you paid for such shares. In the absence of a public trading market, an investor may be unable to liquidate an investment in our common stock. The market value of our common stock could be substantially affected by general market conditions, including the extent to which a secondary market develops for our common stock, the extent of institutional investor interest in us, the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies), our financial performance and general stock and bond market conditions.
The market price and trading volume of our common stock may be volatile.
     The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the price you paid for such shares. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.
     Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:
•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations (as defined by NAREIT and discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report on Form 10-K) or earnings;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this prospectus; and

•	general market and economic conditions.

Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred stock which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.
     On March 24, 2010, we consummated a three-year, $50.0 million senior revolving credit facility with KeyBank National Association (an affiliate of KeyBanc Capital Markets Inc., which was a lead manager in our initial public offering), as administrative agent, and KeyBanc Capital Markets Inc., in its capacity as the lead arranger, to finance acquisitions and for working capital requirements. Terreno has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the senior revolving credit facility. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.
We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
     We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by the risk factors described in this prospectus. We may not generate sufficient income to make distributions to our stockholders and cannot predict when distributions consisting, in part, of cash flow from the industrial properties we have acquired or expect to acquire will commence. We currently do not intend to use the net proceeds from our initial public offering and the concurrent private placement to make distributions to our stockholders but are not prohibited from doing so. However, to the extent we do so, the amount of cash we have available to invest in industrial properties or for other purposes would be reduced. Our board of directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. The amount of such distributions may be limited until we have a portfolio of income-generating industrial properties. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, any debt service obligations, any debt covenants, and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
•	our inability to invest the net proceeds of our initial public offering and the concurrent private placement;

•	our inability to realize attractive risk-adjusted returns on our investments;

•	unanticipated expenses or reduced revenues that reduce our cash flow or non-cash earnings; and

•	decreases in the value of our industrial properties that we acquire.
     As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will increase or even be maintained over time, any of which could materially and adversely affect the market price of our shares of common stock.

Item 1B.	Unresolved Staff Comments.
     None.

Item 2.	Properties.
     As of December 31, 2009, we did not own any properties and had no agreements to acquire any properties. As more fully described in Part I, Item 1 of this Annual Report on Form 10-K, we agreed on March 9, 2010 to acquire, subject to the satisfaction of closing conditions, an industrial property located in San Jose, California. In addition, on March 26, 2010, we acquired an industrial property located in Fremont, California.

Item 3.	Legal Proceedings.
     We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	(Removed and Reserved).
PART II

Item 5.	Market for Our Common Stock and Related Stockholder Matters.
Market Information
     Our shares of common stock commenced trading on the New York Stock Exchange (the “NYSE”) under the symbol “TRNO” on February 10, 2010. The following table sets forth, for the indicated period, the high and low closing prices for our common stock, as reported on the NYSE:

	Price Range
	High	Low
First Quarter 2010 (February 10, 2010 through March 15, 2010)	$19.46	$18.52
     As of March 15, 2010, there were approximately 14 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.
Issuer Repurchases of Equity Securities
     We did not repurchase any of our equity securities during the quarter ended December 31, 2009.
Recent Sales of Unregistered Securities
     On November 6, 2009, we issued 500 shares of our common stock to each of our executive officers in connection with the formation and initial capitalization of our company for an aggregate purchase price of $1,000. The shares were issued in reliance on the exemption set forth in Section 4(2) of the Securities Act. We used $1,000 of the net proceeds of our initial public offering to repurchase the shares from our executive officers on February 16, 2010.
     Concurrently with the completion of our initial public offering on February 16, 2010, we sold an aggregate of 350,000 shares of our common stock to our executive officers in a private placement at a price per share of $20 without payment of any underwriting discount. We received net proceeds of approximately $7.0 million from the concurrent private placement. The private placement was made pursuant to the exemption provided under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, based on representations made by each of the participants in the private placement.
     Concurrently with the completion of our initial public offering on February 16, 2010, Terreno Capital Partners LLC, of which our executive officers were managing partners and co-founders, contributed its fixed assets to us at their net book value of approximately $240,000. In exchange for the contribution of these fixed assets, we issued to Terreno Capital Partners LLC 12,000 shares of our common stock. The shares were issued pursuant to the exemption provided under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, based on representations made by Terreno Capital Partners LLC.

Use of Proceeds from Registered Securities
     On February 9, 2010, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-16016) in connection with our initial public offering, pursuant to which we registered and sold 8,750,000 shares of our common stock for an aggregate offering amount of $175,000,000. The offering was completed on February 16, 2010. We estimate that the net proceeds of our initial public offering were approximately $162.8 million after deducting the full underwriting discount of approximately $10.5 million and other estimated offering expenses of approximately $1.7 million. The underwriters agreed to forego the receipt of payment of $0.80 per share, or approximately $7.0 million in the aggregate, until such time as we purchase assets in accordance with our investment strategy as described in this Annual Report on Form 10-K with an aggregate purchase price (including the amount of any outstanding indebtedness assumed or incurred by us) at least equal to the net proceeds from our initial public offering (after deducting the full underwriting discount and other estimated offering expenses payable by us), at which time, we have agreed to pay the underwriters the remainder of the underwriting discount.
     Our initial public offering was underwritten by Goldman, Sachs & Co. as representative of the following underwriters: KeyBanc Capital Markets Inc., Robert W. Baird & Co. Incorporated and Stifel, Nicolaus & Company, Incorporated.
     We will invest the net proceeds of our initial public offering and the concurrent private placement in industrial properties in accordance with our investment strategy as described in this Annual Report on Form 10-K and for general business purposes.
     As more fully described in Part I, Item 1 of this Annual Report on Form 10-K, we agreed on March 9, 2010 to acquire, subject to the satisfaction of closing conditions, an industrial property located in San Jose, California for a purchase price of approximately $5.6 million. In addition, on March 26, 2010, we acquired an industrial property located in Fremont, California for a purchase price of approximately $7.3 million.
     Prior to the full investment of the net offering proceeds in industrial properties, we will continue to invest the net proceeds in interest-bearing short-term U.S. government and government agency securities, which are consistent with our intention to qualify as a real estate investment trust, or REIT. These initial investments are expected to provide a lower net return than we will seek to achieve from investments in industrial properties.
Distribution Policy
     We intend over time to make regular quarterly distributions to holders of shares of our common stock when, as and if authorized by our board of directors and declared by us. However, until we invest a substantial portion of the net proceeds of our initial public offering and the concurrent private placement in industrial properties, we expect our quarterly distributions will be nominal. Our ability to make distributions to our stockholders also will depend on our levels of retained cash flows, which we intend to use as a source of investment capital. In order to qualify for taxation as a REIT, we must distribute to our stockholders an amount at least equal to:
(i)	90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain); plus

(ii)	90% of the excess of our after-tax net income, if any, from foreclosure property over the tax imposed on such income by the Code; less

(iii)	the sum of certain items of non-cash income.
     Generally, we expect to distribute 100% of our REIT taxable income so as to avoid the income and excise tax on undistributed REIT taxable income. However, we cannot assure you as to when we will begin to generate sufficient cash flows to make distributions to our stockholders or our ability to sustain those distributions.

     The timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors, including:
•	actual results of operations;

•	our level of retained cash flows;

•	the timing of the investment of the net proceeds of our initial public offering and the concurrent private placement;

•	any debt service requirements;

•	capital expenditure requirements for our properties;

•	our taxable income;

•	the annual distribution requirement under the REIT provisions of the Code;

•	our operating expenses;

•	restrictions on the availability of funds under Maryland law; and

•	other factors that our board of directors may deem relevant.
     In addition, our senior revolving credit facility has a covenant limiting our maximum REIT distribution payout to 110% of our funds from operations in fiscal 2010, 100% of our funds from operations in fiscal 2011 and 95% of our funds from operations in fiscal years thereafter (subject to distribution payments necessary to preserve our REIT status). To the extent that, in respect of any calendar year, cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable share distribution or distribution of debt securities. In addition, prior to the time we have fully invested the net proceeds of our initial public offering and the concurrent private placement, we currently do not expect to, although we are not prohibited from, funding our quarterly distributions out of such net proceeds. The use of our net proceeds for distributions could be dilutive to our financial results. In addition, funding our distributions from our net proceeds may constitute a return of capital to our investors, which would have the effect of reducing each stockholder’s basis in its shares of common stock. Income as computed for purposes of the tax rules described above will not necessarily correspond to our income as determined for financial reporting purposes.
     Distributions to our stockholders generally will be taxable to our stockholders as ordinary income; however, because a significant portion of our investments will be equity ownership interests in industrial properties, which will generate depreciation and other non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital.
Equity Compensation Plan Information
     We did not adopt any compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance until after fiscal 2009.
Performance Graph
     Our shares of common stock did not commence trading on the NYSE until February 16, 2010. Therefore, no performance graph is required to be included in this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.
     We were incorporated on November 6, 2009 and did not commence operations until the completion of our initial public offering on February 16, 2010. Our audited balance sheet as of December 31, 2009 and the related notes thereto are set forth in this Annual Report on Form 10-K beginning on page F-1.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion in conjunction with the sections of this Annual Report on Form 10-K entitled “Risk Factors”, “Forward-Looking Statements”, “Business” and our audited balance sheet as of December 31, 2009 and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Overview
     We are an internally managed, newly organized Maryland corporation focused on acquiring industrial real estate located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. We intend to invest in several types of industrial real estate, including warehouse/distribution, flex (including light manufacturing and R&D) and trans-shipment. We will target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate.
     We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ending December 31, 2010.
Results of Operations
     We did not commence operations until the completion of our initial public offering and the concurrent private placement on February 16, 2010, which is after the period covered by this Annual Report on Form 10-K.
Recent Developments
     As more fully described in Part I, Item 1 of this Annual Report on Form 10-K, we agreed on March 9, 2010 to acquire, subject to the satisfaction of closing conditions, an industrial property located in San Jose, California for a purchase price of approximately $5.6 million. In addition, on March 26, 2010, we acquired an industrial property located in Fremont, California for a purchase price of approximately $7.3 million.
     On March 24, 2010, we consummated a three-year, $50.0 million senior revolving credit facility with KeyBank National Association (an affiliate of KeyBanc Capital Markets Inc., which was a lead manager in our initial public offering), as administrative agent, and KeyBanc Capital Markets Inc., in its capacity as the lead arranger, to finance acquisitions and for working capital requirements. Terreno has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the senior revolving credit facility. There are currently no amounts outstanding under our senior revolving credit facility.
     On February 16, 2010, we completed both our initial public offering of 8,750,000 shares of our common stock and a concurrent private placement of an aggregate of 350,000 shares of our common stock to our executive officers at a price per share of $20. We estimate that the net proceeds of our initial public offering were approximately $162.8 million after deducting the full underwriting discount of approximately $10.5 million and other estimated offering expenses of approximately $1.7 million. The underwriters agreed to forego the receipt of payment of $0.80 per share, or approximately $7.0 million in the aggregate, until such time as we purchase assets in accordance with our investment strategy as described in this Annual Report on Form 10-K with an aggregate purchase price (including the amount of any outstanding indebtedness assumed or incurred by us) at least equal to the net proceeds from our initial public offering (after deducting the full underwriting discount and other estimated offering expenses payable by us), at which time, we have agreed to pay the underwriters the remainder of the underwriting discount. We received net proceeds of approximately $7.0 million from our concurrent private placement. In the aggregate, we had approximately $169.8 million in cash available to execute our business strategy upon completion of our initial public offering and the concurrent private placement on February 16, 2010.

Liquidity and Capital Resources
     The primary objective of our financing strategy is to maintain financial flexibility with a conservative capital structure using retained cash flows, long-term debt and the issuance of common and perpetual preferred stock to finance our growth. We intend to:
•	limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding perpetual preferred stock to less than 40% of our total enterprise value;

•	maintain a fixed charge coverage ratio in excess of 2.0x;

•	over the long-term, limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness; and

•	have staggered debt maturities that are aligned to our expected average lease term (5-7 years), positioning us to re-price parts of our capital structure as our rental rates change with market conditions.
     We intend to preserve a flexible capital structure with a long-term goal to obtain an investment grade rating and be in a position to issue unsecured debt and perpetual preferred stock. Prior to attaining an investment grade rating, we intend to primarily utilize non-recourse debt secured by individual properties or pools of properties with a targeted maximum loan-to-value of 60% at the time of financing.
     We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with the net proceeds of our initial public offering and the concurrent private placement. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through the cash we have available from our initial public offering and the concurrent private placement and borrowings under our credit facility and periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our credit facility and to access additional capital through issuances of equity and debt securities.
Quantitative and Qualitative Disclosure About Market Risk
     We did not commence operations until after the 2009 fiscal year. Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we expect to be exposed to in the future is interest rate risk. We may be exposed to interest rate changes primarily as a result of debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We expect that some of our outstanding debt will have variable interest rates. We may use interest rate caps to manage our interest rate risks relating to our variable rate debt. We expect to replace variable rate debt on a regular basis with fixed rate, long-term debt to finance our assets and operations.
Critical Accounting Policies
     Below is a discussion of the accounting policies that we believe will be critical now that we commenced operations on February 16, 2010. We consider these policies critical because they require estimates about matters that are inherently uncertain, involve various assumptions and require significant management judgment, and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Applying different estimates or assumptions may result in materially different amounts reported in our financial statements.

     Property Acquisitions. Upon acquisition of a property, we will estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) and intangible assets and liabilities (consisting of the above and below market leases and the origination value of all in-place leases). We will determine fair values using estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information.
     The fair value of the tangible assets is based on the value of the property as if it were vacant. The fair value of the above and below market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases and our estimate of the market lease rates measured over a period equal to the remaining noncancelable term of the leases. The capitalized values of above market leases (acquired above market leases) and below market leases (acquired lease obligations) are amortized to rent revenue over the noncancelable term of the respective leases. The origination value of in-place leases (acquired in-place leases) is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rent revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition.
     Carrying values for financial reporting purposes will be reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. When the carrying value of a property or land parcel is greater than its estimated fair value, based on the intended use and holding period, an impairment charge to earnings will be recognized for the excess over its estimated fair value less costs to sell. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis will be based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value will be measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings will be recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment will be determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. We will determine the estimated fair values based on our assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. When available, current market information will be used to determine capitalization and rental growth rates. When market information is not readily available, the inputs will be based on our understanding of market conditions and the experience of the management team. Actual results could differ significantly from our estimates. The discount rates used in the fair value estimates will represent a rate commensurate with the indicated holding period with a premium layered on for risk. In a few instances, current comparative sales values will be available and used to establish fair value.
     Revenue Recognition. We will record rental revenue from operating leases on a straight-line basis over the term of the leases and maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If customers fail to make contractual lease payments that are greater than our allowance for doubtful accounts, security deposits and letters of credit, then we may have to recognize additional doubtful account charges in future periods. We will monitor the liquidity and creditworthiness of our customers on an on-going basis by reviewing their financial condition periodically as appropriate. Each period we will review our outstanding accounts receivable, including straight-line rents, for doubtful accounts and provide allowances as needed. We will also record lease termination fees when a customer has executed a definitive termination agreement with us and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to us. If a customer remains in the leased space following the execution of a definitive termination agreement, the applicable termination fees will be deferred and recognized over the term of such customer’s occupancy.
     Income Taxes. We intend to elect to be taxed as a REIT under the Code and intend to operate as such beginning with our taxable year ending December 31, 2010. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or U.S. GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

     Share-Based Compensation. We have adopted the 2010 Equity Plan, which provides for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Equity-based compensation will be recognized as an expense in the financial statements and measured at the fair value of the award on the date of grant. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the equity-based award and the application of the accounting guidance.
Recently Issued Accounting Standards
     As of November 9, 2009, we adopted a new generally accepted accounting principle related to subsequent events which provides guidance on our assessment of subsequent events. The new standard clarifies that we must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. We performed our assessment of subsequent events, and all material events or transactions since December 31, 2009 have been integrated into our disclosures in the accompanying financial statement.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Contractual Obligations
     As of December 31, 2009, we did not have any contractual obligations required to be reported under this heading.
Non-GAAP Financial Measures
     We intend to use the following non-GAAP financial measure that we believe is useful to investors as a key measure of our operating performance: funds from operations, or FFO. FFO should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP.
     We intend to compute FFO in accordance with standards established by NAREIT, which defines FFO as net income (loss) (determined in accordance with GAAP), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). We believe that presenting FFO provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified non-cash items, such as real estate depreciation and amortization and gain or loss on sale of assets.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk.
     Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we expect to be exposed to in the future is interest rate risk. We may be exposed to interest rate changes primarily as a result of debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We expect that some of our outstanding debt will have variable interest rates. We may use interest rate caps to manage our interest rate risks relating to our variable rate debt. We expect to replace variable rate debt on a regular basis with fixed rate, long-term debt to finance our assets and operations.

Item 8.	Financial Statements And Supplementary Data.
     See Index to the Financial Statement on page F-1.
Item. 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.
     Not Applicable.

Item 9A.	Controls And Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting
     This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
   None.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
Our Directors and Executive Officers
     Our board of directors consists of six members. Our board of directors has determined that each of our four independent director satisfies the listing standards for independence of the NYSE. Pursuant to our charter, our directors will be elected annually by our stockholders to serve until the next annual meeting or until their successors are duly elected and qualify. The first annual meeting of our stockholders will be held in 2011. Our officers serve at the discretion of our board of directors. Our bylaws provide that a majority of the entire board of directors may at any time increase or decrease the number of directors. However, unless our bylaws are amended, the number of directors may never be less than one, which is the minimum number required by the MGCL, nor more than 11.

     Certain information regarding our directors and executive officers is set forth below:

Name	Age	Position
W. Blake Baird	49	Chairman, chief executive officer and director
Michael A. Coke	42	President, chief financial officer and director
LeRoy E. Carlson	64	Independent Director
Peter J. Merlone	53	Independent Director
Douglas M. Pasquale	55	Independent Director
Dennis Polk	43	Independent Director
Biographical Information
     The following are biographical summaries of the experience of the persons who will serve as our executive officers and directors:
•	W. Blake Baird has served as chairman of our board of directors and our chief executive officer since February 2010. Mr. Baird was managing partner and co-founder of Terreno Capital Partners LLC, a private real estate investment firm, from September 2007 to February 2010. Mr. Baird served as president of AMB, a leading global developer, owner and operator of industrial real estate, from January 2000 to December 2006. Mr. Baird also served as a director of AMB from 2001 to 2006 and chairman of its investment committee. Mr. Baird joined AMB as its chief investment officer in 1999. Prior to that, Mr. Baird was a managing director of Morgan Stanley & Co., most recently as head of Real Estate Investment Banking for the Western United States. Mr. Baird spent 15 years at Morgan Stanley and Dean Witter, the last 11 focusing on real estate. Mr. Baird currently serves as a director of Alexander & Baldwin, Inc. (NYSE: ALEX), a Honolulu-headquartered ocean transportation, real estate and agribusiness company. Mr. Baird is a member of the Young Presidents’ Organization and a former member of the Board of Governors of the National Association of Real Estate Investment Trusts. Mr. Baird holds a B.S. in Economics from the Wharton School (magna cum laude) and a B.A. in History from the College of Arts and Sciences (magna cum laude) at the University of Pennsylvania. He also holds an M.B.A. from New York University. Our Board of Directors has determined that Mr. Baird’s qualifications to serve on our Board of Directors include his deep industrial real estate expertise across markets and cycles, as well as extensive public REIT operating experience, from his eight years of experience most recently as president of AMB.

•	Michael A. Coke has served as our president and chief financial officer and as a director since February 2010. Mr. Coke was managing partner and co-founder of Terreno Capital Partners LLC, a private real estate investment management firm, from September 2007 to February 2010. From January 1999 to March 2007, Mr. Coke served as chief financial officer of AMB, a leading global developer, owner and operator of industrial real estate. While at AMB, Mr. Coke also served as executive vice president until May 2007, and was AMB’s chief accounting officer from 1998 until January 2007. Mr. Coke was a member of AMB’s investment committee and was responsible for capital markets, accounting, tax, information systems, dispositions, valuations, risk management and financial planning groups totaling more than 130 officers and associates in five countries. During his tenure at AMB, Mr. Coke was a three time recipient of Realty Stock Review’s Annual Outstanding CFO Award. From October 2005 to May 2007, Mr. Coke served as president and chief executive officer of IAT Aviation Facilities, Inc., a listed Canadian Income Trust. Prior to AMB, Mr. Coke spent seven years with Arthur Andersen LLP, where he most recently served as an audit manager. At Arthur Andersen, he primarily served public and private real estate companies, including several public real estate investment trusts, and specialized in real estate auditing and accounting, mergers, initial public offerings and business acquisition due diligence. Mr. Coke is a director and chairman of the audit committee of DuPont Fabros Technology, Inc. (NYSE: DFT), a leading owner, developer, operator and manager of wholesale data centers headquartered in Washington, D.C. Mr. Coke received a bachelor’s degree in business administration and accounting from California State University at Hayward. He is a former Certified Public Accountant. Our Board of Directors has determined that Mr. Coke’s qualifications to serve on our Board of Directors include his deep industrial real estate expertise across markets and cycles, as well as extensive public REIT operating experience, from his nine years of experience most recently as chief financial officer of AMB.

•	LeRoy E. Carlson has served on our board of directors since February 2010. Mr. Carlson has been a principal of NNC Apartment Ventures, LLC, a well established firm specializing in the long-term investment in multi-family assets on the West Coast, since 1999. Mr. Carlson formerly served as executive vice president, chief operating officer, chief financial officer and board member of BRE Properties, Inc. BRE Properties, Inc. is a large multi-family NYSE–listed real estate investment trust based in San Francisco, California. In his role as chief operating officer, Mr. Carlson oversaw the company’s capital market activities, asset management and development and played a key role in two company mergers with an aggregate value of two billion dollars. Mr. Carlson retired from BRE Properties, Inc. in October 2002. Prior to joining BRE Properties, Inc., Mr. Carlson served as vice president, chief financial officer and as a director of Real Estate Investment Trust of California from 1990 to March 1996. He was a partner and chief financial officer of William Walters Company, a southern California based asset management company and investor, from 1976 to 1990. Mr. Carlson is a Certified Public Accountant in California. He is a graduate of the University of Southern California where he serves as a member of the board at the Lusk Center for Real Estate. Our Board of Directors has determined that Mr. Carlson’s qualifications to serve on our Board of Directors include his over 30 years of experience in the real estate industry and his prior experiences as a director, chief operating officer and chief financial officer of a NYSE-listed REIT.

•	Peter J. Merlone has served on our board of directors since February 2010. Mr. Merlone is a founder, co-owner and co-managing partner of the general partner entities of Merlone Geier Partners, or MGP, a private real estate investment firm focused on the acquisition, development and redevelopment of retail and mixed-use properties in California and other western states, and Merlone Geier Management, or MGM, which provides all management, leasing and construction services for all MGP and M&H funds. Mr. Merlone is also a founder, co-owner and president of the general partner entities of M&H Realty Partners, or M&H, the predecessor to MGP, and was a founder and president of M&H Property Management, or MHPM, the predecessor to MGM. From 1986 to 1993, prior to the formation of the first M&H fund, Mr. Merlone was the founder and owner of The Merlone Company, MHPM’s predecessor. Mr. Merlone’s primary responsibilities are to formulate and oversee the strategy, financial and operating affairs of MGP and the activities of MGM. Since 1993, Mr. Merlone has overseen nine institutional limited partnerships with aggregate equity capital commitments of $1.6 billion which have acquired approximately 70 operating properties aggregating more than 11 million square feet of retail improvements, and land developments totaling 1,500 acres. Mr. Merlone graduated from UCLA in 1979, simultaneously earning an undergraduate degree in economics, summa cum laude, and a master’s degree in education; he was also elected to Phi Beta Kappa. Mr. Merlone is a member of the International Council of Shopping Centers and is a licensed real estate broker. Our Board of Directors has determined that Mr. Merlone’s qualifications to serve on our Board of Directors include his over 20 years of experience in the real estate industry and his experience operating a real estate investment firm.

•	Douglas M. Pasquale has served on our board of directors since February 2010. Mr. Pasquale has served as president and chief executive officer of Nationwide Health Properties, Inc., or NHP (NYSE: NHP), a publicly traded real estate investment trust that invests in senior housing facilities, long-term care facilities and medical office buildings throughout the United States, since April, 2004 and as executive vice president, chief operating officer and a director of NHP since November 2003. On February 10, 2009, Mr. Pasquale was elected to serve as chairman of the board of NHP, effective immediately prior to NHP’s annual meeting on May 5, 2009. Mr. Pasquale served as the chairman and chief executive officer of ARV Assisted Living, an operator of assisted living facilities, from December 1999 to September 2003. From April 2003 to September 2003, Mr. Pasquale concurrently served as president and chief executive officer of Atria Senior Living Group. From March 1999 to December 1999, Mr. Pasquale served as the president and chief executive officer at ARV, and he served as the president and chief operating officer at ARV from June 1998 to March 1999. Previously, Mr. Pasquale served as president and chief executive officer of Richfield Hospitality Services, Inc. and Regal Hotels International — North America a hotel ownership and hotel management company from 1996 to 1998, and as its chief financial officer from 1994 to 1996. Mr. Pasquale is a director of Alexander & Baldwin, Inc. (NYSE: ALEX), a Honolulu-headquartered ocean transportation, real estate and agribusiness company. Our Board of Directors has determined that Mr. Pasquale’s qualifications to serve on our Board of Directors include his over 20 years of experience in the real estate industry and his experience as chairman, president and chief executive officer of a NYSE-listed REIT.

•	Dennis Polk has served on our board of directors since February 2010. Mr. Polk joined SYNNEX Corporation (NYSE: SNX) in 2002 as senior vice president of corporate finance and chief financial officer. In July 2006, he was promoted to his current position of chief operating officer. SYNNEX is a business process services company, including the distribution of information technology products, manufacturing and logistics services and business process outsourcing. Prior to SYNNEX, Mr. Polk held senior executive positions in finance and operations at DoveBid, Inc. and Savoir Technology Group. Prior to Savoir, Mr. Polk was an audit manager for Grant Thornton LLP. A graduate of Santa Clara University, Mr. Polk received his bachelor’s degree in accounting. Our Board of Directors has determined that Mr. Polk’s qualifications to serve on our Board of Directors include his current experience as a chief operating officer and his prior experience as a chief financial officer of a NYSE-listed company.
Board of Directors and Committees
     Our board of directors has appointed an audit committee, a compensation committee and a nominating and corporate governance committee and has adopted charters for each of these board committees. Under these charters, the composition of each of these committees is required to comply with the listing standards and rules and regulations of the NYSE as amended or modified from time to time. Each of these committees currently has four directors and is composed exclusively of independent directors, as defined by the listing standards of the NYSE. Moreover, the compensation committee is composed exclusively of individuals intended to be, to the extent provided by Rule 16b-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, non-employee directors and will, at such times as we are subject to Section 162(m) of the Code, qualify as outside directors for purposes of Section 162(m) of the Code. Our board of directors may from time to time establish certain other committees to facilitate the management of our company.
Audit Committee
     The audit committee is composed of Messrs. Carlson, Merlone, Pasquale and Polk, each of whom is an independent director and “financially literate” under the rules of the NYSE. In addition, our audit committee is required to have a designated “audit committee financial expert” within the meaning of the rules of the SEC. Mr. Carlson chairs our audit committee and has been determined by our board of directors to be an audit committee financial expert.
     The purposes of the audit committee are to:
•	assist our board of directors in its oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the qualifications, independence and performance of our independent auditors and (4) our internal audit function; and
•	prepare the report required by the rules of the SEC to be included in our annual proxy statement.
     The audit committee is also responsible for engaging our independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls.
Compensation Committee
     The compensation committee is composed of Messrs. Carlson, Merlone, Pasquale and Polk, each of whom is an independent director. Mr. Merlone chairs our compensation committee.
     The purposes of the compensation committee are to:
•	discharge our board of directors’ responsibilities relating to compensation of our directors and executives;

•	oversee our overall compensation structure, policies and programs;

•	review our processes and procedures for the consideration and determination of director and executive compensation; and

•	prepare the compensation committee report to be included in our proxy statement in accordance with the applicable rules and regulations of the SEC, the NYSE and any other rules and regulations applicable to us.
Nominating and Corporate Governance Committee
     The nominating and corporate governance committee is composed of Messrs. Carlson, Merlone, Pasquale and Polk, each of whom is an independent director. Mr. Polk chairs our nominating and corporate governance committee.
     The purposes of the nominating and corporate governance committee are to:
•	identify individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors, and recommend that our board of directors select the director nominees for election at each annual meeting of stockholders;

•	review and make recommendations to our board of directors for committee appointments to our board of directors;

•	develop and recommend to our board of directors a set of corporate governance guidelines applicable to us and periodically review and recommend any changes to such guidelines; and

•	oversee the evaluation of our board of directors.
Lead Director
     Our board of directors has selected Mr. Pasquale to serve as our initial lead director. The lead director’s duties include chairing executive sessions of the independent directors, facilitating communications and resolving conflicts, if any, between the independent directors, other members of our board of directors and the management of our company, and consulting with and providing counsel to our chief executive officer as needed or requested. It is expected that the lead director will be rotated among our independent directors every two years.
Code of Business Conduct and Ethics
     We have adopted a corporate code of business conduct and ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business.
Section 16(a) Beneficial Ownership Reporting Compliance
     We did not have a class of securities registered under the Exchange Act in 2009. Therefore, Section 16(a) of the Exchange Act, did not apply, and our directors, executive officers and persons who own more than 10% of our equity securities, were not required to file reports of ownership of, and changes in ownership of, our securities with the SEC.

Item 11.	Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
     We pay base salaries and long-term incentive compensation and recently made grants of awards under the 2010 Equity Plan to certain of our executive officers, effective upon the completion of our initial public offering. Effective upon the completion of our initial public offering on February 16, 2010, awards were granted under the 2010 Equity Plan to recognize such individuals’ efforts on our behalf in connection with our formation and our initial public offering and to provide a retention element to their compensation. In addition, our compensation committee may determine to make awards to new executive officers in order to attract talented professionals to serve us.

     Neither our board of directors nor the compensation committee of our board of directors has yet adopted compensation policies with respect to, among other things, setting base salaries, awarding bonuses or making future grants of equity awards to our executive officers. We anticipate that such determinations will be made by our compensation committee in order to achieve the following objectives:
•	align the interests of our executives and stockholders by motivating executives to increase stockholder value and rewarding executives when stockholder value increases;

•	motivate our executives to manage our business to meet our near —, medium —, and long-term objectives; and reward them for meeting these objectives and for exceptional performance;

•	assist in attracting and retaining talented and well-qualified executives;

•	be competitive with other industrial real estate investment trusts; and

•	encourage executives to achieve meaningful levels of ownership of our stock.
     We may retain a compensation consultant to review our policies and procedures with respect to executive compensation and assist our compensation committee in implementing and maintaining compensation plans.
Summary of Executive Officer Compensation
     The following is a summary of the elements of and amounts expected to be paid under our compensation plans for fiscal year 2010. Because we were incorporated only recently, individual compensation information is not available for prior periods.
Annual Base Salary
     We will pay our executives a base salary, which our compensation committee intends to review and determine annually. We believe that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance. Although base salaries are established in part based on the individual experience, skills and expected contributions during the coming year of our executive and our executive’s performance during the prior year, we do not view base salaries as primarily serving our objective of paying for performance. The initial annual base salary of each of Mr. Baird and Mr. Coke is $400,000.
Annual Cash Incentive Bonus
     We are not currently planning to adopt an annual cash incentive bonus plan for our executives, although we reserve our right to do so in the future.
Long Term Incentive Compensation
     To encourage our executives to work towards generating significant total stockholder returns, our executives will be eligible to participate in our long-term incentive compensation program, with rolling performance periods. The size of any long-term incentive compensation award earned will depend on the level of our total stockholder return over the performance period as compared to the returns of two different indices (the MSCI U.S. REIT Index and the FTSE NAREIT Equity Industrial Index). The target award is measured in dollars but will be payable in shares of our common stock after the end of each performance period. The first performance period began on the closing of our initial public offering and ends on December 31, 2011. The second performance period began on the closing of our initial public offering and ends on December 31, 2012. All other performance periods will run for three calendar years and begin on January 1, 2011 and each anniversary thereof. This long-term incentive compensation program is more fully described in “— Narrative Discussion of IPO Grants” set forth below.

Equity-Based Incentive Compensation
     An important element of our total executive compensation is our equity award program. We believe that our equity award program serves a number of important corporate objectives, most importantly the alignment of our executives’ interests with our stockholders’ interests. Our equity award program helps to ensure that each of our executives has a significant portion of his net worth tied to the performance of our stock. We plan to grant restricted stock with time-based vesting under our long-term equity incentive program. Our long-term equity incentive compensation is more fully described in “— Narrative Discussion of IPO Grants” set forth below.
2010 Equity Incentive Plan
     The 2010 Equity Plan was adopted by our board of directors and approved by our stockholders prior to the completion of our initial public offering. The 2010 Equity Plan permits us to make grants of restricted stock awards, performance share awards, unrestricted shares, or any combination of the foregoing. A total of 455,000 shares of common stock may be issued under the 2010 Equity Plan (including those granted to date), of which 313,750 shares remained available for issuance as of March 15, 2010. The 2010 Equity Plan does not provide for stock options, stock appreciation rights or dividend equivalent rights.
     The number of shares reserved under the 2010 Equity Plan is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under the 2010 Equity Plan also will be available for future awards.
     No awards were outstanding prior to completion of our initial public offering. The initial grants described below became effective upon the completion of our initial public offering.
     The 2010 Equity Plan is administered by our compensation committee. Our compensation committee may interpret the 2010 Equity Plan and may make all determinations necessary or desirable for the administration of the plan and has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of the 2010 Equity Plan. All full-time and part-time officers, employees, directors and other key persons (including consultants and prospective employees) are eligible to participate in the 2010 Equity Plan.
     Restricted stock may be granted under the 2010 Equity Plan. Restricted stock awards are shares of our common stock that vest in accordance with terms and conditions established by our compensation committee. Our compensation committee may impose whatever vesting conditions it determines to be appropriate, including attainment of performance goals. Shares of restricted stock that do not satisfy the vesting conditions are subject to our right of repurchase or forfeiture.
     Performance share awards may also be granted under our equity incentive plan. Such an award entitles a participant to receive shares of our common stock at the end of a performance period, the number of which will be tied to attainment of pre-established performance goals. Dividends will not be paid on performance shares during the performance period.
     Unrestricted shares may also be granted under the 2010 Equity Plan. These are shares of our common stock that have no vesting requirements and are not subject to any risk of forfeiture.
     Unless the compensation committee provides otherwise, the 2010 Equity Plan does not generally allow for the transfer of awards, and only the participant may exercise an award during his or her lifetime.
     The terms of the 2010 Equity Plan provide that we may amend, suspend or terminate the plan at any time, but stockholder approval of any such action will be obtained if required to comply with applicable law or NYSE listing standards. Further, no action may be taken that adversely affects any rights under outstanding awards without the holder’s consent. The 2010 Equity Plan will terminate on the tenth anniversary of the date on which stockholder approval is received.
     If we experience a Corporate Transaction (as defined below), our compensation committee will have full authority to determine the effect, if any, on the vesting, exercisability, settlement, payment or lapse of restrictions applicable to an award. The effect of a Corporate Transaction may be specified in a participant’s award agreement or determined at a subsequent time, including, without limitation, the substitution of new awards, the termination or the adjustment of outstanding awards, the acceleration of awards or the removal of restrictions on outstanding awards. A “Corporate Transaction” under our 2010 Equity Plan means (1) a sale of substantially all of our assets to another person or entity; or (2) any transaction (including without limitation a merger or reorganization in which we are the surviving entity) which results in any person or entity (other than already existing stockholders or affiliates) owning 50% or more of the combined voting power of all classes of our shares of capital stock.

     We filed with the SEC a registration statement on Form S-8 covering the shares of our common stock issuable under the 2010 Equity Plan.
Other Compensation
     All of our executive officers are eligible to participate in our employee benefit plans, including medical and dental insurance and health and wellness plans. We also expect to adopt a 401(k) plan. These plans are generally available to all employees and do not discriminate in favor of executive officers. We do not provide any perquisites to our executives.
     The following table sets forth the annual base salary and other compensation payable to our executive officers as of the completion of our initial public offering. We entered into severance agreements, which became effective upon the completion of our initial public offering. See “— Severance Agreements”.

Name and				Non-Equity
Principal		Stock		Incentive Plan
Position	Salary ($)	Awards ($)		Compensation ($)	Total ($)
W. Blake Baird	400,000	200,000	(1)	— (2)	600,000
Chairman and Chief Executive Officer
Michael A. Coke	400,000	200,000	(3)	— (2)	600,000
President and Chief Financial Officer

(1)	At the completion of our initial public offering on February 16, 2010, Mr. Baird received shares of restricted stock with an initial value of $1,000,000, vesting ratably in annual installments over a five-year period commencing on the completion of the offering, with the first vesting to occur on the first anniversary of the offering. See “— Narrative Discussion of IPO Grants”. Amount represents the expected compensation expense associated with these awards that will be recorded in 2010. Dividends will be paid on the time-based shares of restricted stock when declared and paid on our common stock generally.

(2)	Mr. Baird and Mr. Coke will participate in the long-term incentive compensation program. The first payout, if earned, will be in early 2012. See “— Narrative Discussion of IPO Grants”.

(3)	At the completion of our initial public offering on February 16, 2010, Mr. Coke received shares of restricted stock with an initial value of $1,000,000, vesting ratably in annual installments over a five-year period commencing on the completion of the offering, with the first vesting to occur on the first anniversary of the offering. See “— Narrative Discussion of IPO Grants”. Amount represents the expected compensation expense associated with these awards that will be recorded in 2010. Dividends will be paid in cash on the time-based shares of restricted stock when declared and paid on our common stock generally.
Introduction
     Initially, we do not expect Mr. Baird and Mr. Coke or any executive officer to participate in our non-equity annual incentive plan. Instead, in addition to receiving shares of restricted stock which will vest ratably in annual installments over a five-year period commencing with the completion of our initial public offering, Mr. Baird and Mr. Coke will participate in our long-term incentive compensation program. Under this program, the size of the award for each performance period will depend on our achievement of specified performance metrics during the performance period. There will be rolling three-year performance periods, although the first two performance periods will be shorter, with the first performance period having begun on the closing of our initial public offering and ending on December 31, 2011 and the second performance period having begun on the closing of our initial public offering and ending on December 31, 2012. The awards, if earned, are measured in dollars, but will be payable in shares of our common stock after the end of each performance period. The target award for each performance period would generally be equal to the executive’s annualized base salary at the beginning of the performance period.

IPO Grants of Plan-Based Awards

		Estimated Future
		Payouts		All Other Stock
		Under Non-Equity		Awards; Number of	Grant Date
		Incentive Plan Awards		Shares or Stock or	Fair Value of Share
Name	Grant Date	Target ($)	Maximum ($)	Units (#)	Awards ($)
W. Blake Baird	(1)			50,000 (2)	1,000,000 (3)
	(4)	400,000	1,200,000
	(5)	400,000	1,200,000
Michael A. Coke	(1)			50,000 (2)	1,000,000 (3)
	(4)	400,000	1,200,000
	(5)	400,000	1,200,000

(1)	Each of the awards was issued upon completion of our initial public offering on February 16, 2010.

(2)	Represents shares of restricted common stock that were issued upon completion of our initial public offering on February 16, 2010, which will vest ratably in equal installments over a five-year period commencing on the first anniversary of our initial public offering. See “— Narrative Discussion of IPO Grants”.

(3)	Represents the estimated grant date fair value of the restricted common stock.

(4)	This represents the payout under our long-term incentive program for the performance period beginning on the closing of our initial public offering and ending on December 31, 2011. The size of the actual award will depend on our achievement of specified performance metrics during the performance period. Actual awards, if earned, are measured in dollars but will be paid out in shares of our common stock in early 2012. See “— Narrative Discussion of IPO Grants”. No dividends will accrue or be paid on performance shares during the performance period.

(5)	This represents the payout under our long-term incentive program for the performance period beginning on the closing of our initial public offering and ending on December 31, 2012. The size of the actual award will depend on our achievement of specified performance metrics during the performance period. Actual awards, if earned, are measured in dollars but will be paid out in shares of our common stock in early 2013. See “— Narrative Discussion of IPO Grants”. No dividends will accrue or be paid on performance shares during the performance period.
Narrative Discussion of IPO Grants
     In addition to base salary, our named executive officers will be entitled to receive equity compensation. At the completion of our initial public offering, each of Mr. Baird and Mr. Coke received a grant of restricted stock with an approximate value of $1,000,000, based on the assumed initial public offering price of $20.00 per share. In addition, at the completion of our initial public offering, we granted restricted stock with an aggregate initial value of $425,000 to other employees of our company. These grants will vest ratably in annual installments over a five-year period commencing on the completion of our initial public offering, with the first vesting to occur on the first anniversary of our initial public offering.
     All time-based restricted stock will vest upon the death or disability of the executive officer, if the executive officer’s employment is terminated by us without cause, or if the executive officer resigns for a good reason.
     Mr. Baird and Mr. Coke will also participate in our long-term incentive compensation program designed to provide additional motivation over a rolling performance period. The first performance measurement period will begin on the closing of our initial public offering and end on December 31, 2011. The second performance measurement period will begin on the closing of our initial public offering and end on December 31, 2012. All subsequent performance measurement periods will be for a three-year period beginning on January 1, 2011 and each anniversary thereof.

     The amount that will be earned under our long-term incentive compensation program for any performance measurement period will be determined by our success in attaining or exceeding performance goals linked to each of two metrics during the performance measurement period:
•	50% of the determination will be based on our total stockholder return for the performance measurement period, measured at the end of the period compared to the total stockholder return for the same period of the MSCI U.S. REIT Index; and

•	50% of the determination will be based on our total stockholder return for the performance measurement period, measured at the end of the period compared to the total stockholder return for the same period of the FTSE NAREIT Equity Industrial Index.
     The two main performance goals were established to focus our named executive officers on generating significant total stockholder returns over time. Our management believes that achievement of the “target” level of performance of the two main performance goals, i.e., exceeding the applicable indices, will require significant effort and substantial progress toward the goals of our strategic plan. At the target level for each performance goal, each participating executive will receive an award equal to 50% of his target award. Accordingly, if we achieve the target level for both performance goals, each participating executive will receive an award equal to 100% of his target award for the performance period. If our performance is below the target level for either of the performance goals, then no payouts will be made with respect to such goal. To the extent that our performance exceeds the applicable index by at least 100 basis points per year, each participating executive will receive an award equal to 150% of his target award. Accordingly, if our performance exceeds both indices by at least 100 basis points per year, each participating executive will receive an award equal to 300% of his target award. In the event that our total stockholder return is negative for any performance period, even if we have outperformed the applicable indices, any incentive compensation earned for that performance period will be reduced by 50%. Once we have determined the dollar value of the award earned for any performance period, such amount will be converted to shares of our common stock based on the average closing price of our common stock for the last ten business days immediately preceding the day the shares are issued. The target award for each performance period would generally be equal to the executive’s annualized base salary at the beginning of the performance period. In the case of Mr. Baird and Mr. Coke, the target award is $400,000 for the first two performance periods.
Severance Agreements
     We entered into severance agreements with Mr. Baird and Mr. Coke, which became effective upon the completion of our initial public offering on February 16, 2010, and we may in the future enter into similar agreements with certain executive officers that we hire in the future, to provide benefits to each in the event his employment is terminated under certain circumstances.
     Each of these executives will be entitled to receive benefits under the agreements if (1) we terminate the executive’s employment without cause, or (2) the executive resigns with good reason. Under these scenarios, each of the executives is entitled to receive a severance payment equal to one times current salary plus the dollar value of the most recent target award under the long-term incentive compensation program. In addition, all time-based restricted stock will fully vest but all long-term incentive awards will be forfeited. The executive will also receive health insurance coverage for a period of 18 months. If such termination of employment occurs after a change in control, the severance payment will be doubled. No payments will be made to compensate the executive for additional taxes, if any, imposed under Section 4999 of the Code for receipt of excess parachute payments.
     In the event an executive’s employment is terminated on account of death or disability, all his time-based restricted stock will fully vest. Additionally, to compensate the executive for the loss of opportunity to earn his long-term incentive awards, we will also provide him (or his estate in the case of death) with a cash payment equal to his most recent target award under the long-term incentive compensation program.

Section 162(m)
     The SEC requires that we comment upon our policy with respect to Section 162(m) of the Code, which limits the deductibility on our tax return of compensation over $1 million to any of the named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our stockholders. We believe that, because we intend to qualify as a REIT under the Code and pay distributions sufficient to minimize federal income taxes, the payment of compensation that does not satisfy the requirements of Section 162(m) will generally not affect our net income. To the extent that compensation does not qualify for a deduction under Section 162(m), a larger portion of stockholder distributions may be subject to federal income taxation as dividend income rather than return of capital. We do not believe that Section 162(m) will materially affect the taxability of stockholder distributions, although no assurance can be given in this regard due to the variety of factors that affect the tax position of each stockholder. For these reasons, our compensation committee’s compensation policy and practices are not directly guided by considerations relating to Section 162(m).
Director Compensation
     Our Board of Directors has approved a compensation program for our independent directors in the form of cash and equity awards.
     Although we do not intend to pay our independent directors an annual retainer fee, we will pay the following fees, payable quarterly in cash:
•	our lead director will be paid an annual fee of $15,000;

•	the chair of our audit committee will be paid an annual fee of $12,000;

•	the chair of our compensation committee will be paid an annual fee of $10,000; and

•	the chair of our nominating and corporate governance committee will be paid an annual fee of $5,000.
     We pay independent directors cash fees of $1,500 for each board meeting attended, $1,000 for each committee meeting attended, and $500 for each telephonic meeting attended. In addition, we reimburse our directors for reasonable out-of-pocket expenses incurred in connection with performance of their duties as directors, including, without limitation, travel expenses in connection with their attendance at board and committee meetings. We also reimburse our directors for approved director education programs. Furthermore, directors do not receive any perquisites or above-market nonqualified deferred compensation plan earnings.
     Upon completion of our initial public offering, each of our independent directors received $100,000 payable in the form of restricted common stock. Vesting for the grants occurs on the first anniversary of the completion of our initial public offering, with acceleration upon termination due to death, disability or involuntary termination of service as a result of a change in control.
     In connection with each annual meeting of stockholders commencing in 2011, each of our independent directors will receive $75,000 payable in the form of unrestricted common stock.
     Dividends on unvested shares of restricted stock generally will be paid in cash.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the SEC.
Submitted by the Compensation Committee
Peter J. Merlone (Chairman)
LeRoy E. Carlson
Douglas M. Pasquale
Dennis Polk

Compensation Committee Interlocks and Insider Participation
     There are no compensation committee interlocks and none of our employees participates on the compensation committee.

Item 12.	Security Ownership Of Certain Beneficial Owners and Management And Related Stockholder Matters.
PRINCIPAL STOCKHOLDERS
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2010:
•	each person who is the beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our directors and named executive officers; and

•	all directors and executive officers as a group.
     Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Further, unless otherwise indicated, the address of each named person is c/o Terreno Realty Corporation, 16 Maiden Lane, Fifth Floor, San Francisco, California 94108.

	Number of Shares
	Beneficially		Percent of
Name of Beneficial Owner	Owned(1)		All Shares(2)
T. Rowe Price Associates, Inc.(3)	933,200		10.1%
APG Asset Management US Inc.(4)	906,000		9.8%
W. Blake Baird(5)(6)	312,000		3.4%
Michael A. Coke(5)(7)	162,000		1.8%
LeRoy E. Carlson	5,000	(8)	*
Peter J. Merlone	5,000	(8)	*
Douglas M. Pasquale	5,000	(8)	*
Dennis Polk	5,000	(8)	*
All directors and executive officers as a group (6 persons)	494,000		5.3%

*	Represents less than 1% of the shares of common stock outstanding as of March 15, 2010.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. A person is deemed to be the beneficial owner of any shares of common stock if that person has or shares voting power or investment power with respect to those shares, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

(2)	Based on a total of 9,253,250 shares of common stock outstanding as of March 15, 2010.

(3)	Based solely on information contained in a Schedule 13G filed by T. Rowe Price Associates, Inc. with the SEC on March 10, 2010. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202. The Schedule 13G filed by T. Rowe Price Associates, Inc. states that T. Rowe Price Associates, Inc. has sole voting power with respect to 46,700 of such shares and sole dispositive power over all of such shares. The percentage beneficial ownership has been readjusted to reflect our actual shares of common stock outstanding as of March 15, 2010.

(4)	Based solely on information contained in a Schedule 13G/A and a Form 4 filed by APG Asset Management US Inc., on behalf of itself and certain of its affiliates, with the SEC on February 24, 2010 and March 5, 2010, respectively. The address of APG Asset Management US Inc. is 666 Third Avenue, New York, NY 10017. The percentage beneficial ownership has been readjusted to reflect our actual shares of common stock outstanding as of March 15, 2010.

(5)	We sold 250,000 shares to Mr. Baird and 100,000 shares to Mr. Coke in a private placement concurrent with the closing of our initial public offering on February 16, 2010 at the same price per share as in the offering but without payment of any underwriting discount. Includes 12,000 shares of common stock that were issued to Terreno Capital Partners LLC in exchange for the contribution of fixed assets. Mr. Baird and Mr. Coke were the managing partners and co-founders of Terreno Capital Partners LLC and have shared voting and investment power of such shares. These shares may be distributed to each of Mr. Baird and Mr. Coke. See Part III, Item 13 “Certain Relationships and Related Transactions — Contribution of Fixed Assets” in this Annual Report on Form 10-K.

(6)	Includes 50,000 shares of restricted common stock granted to Mr. Baird at the completion of our initial public offering on February 16, 2010, which vest ratably in annual installments over a five-year period commencing on the date of grant, with the first vesting to occur on February 16, 2011.

(7)	Includes 50,000 shares of restricted common stock granted to Mr. Coke at the completion of our initial public offering on February 16, 2010, which vest ratably in annual installments over a five-year period commencing on the date of grant, with the first vesting to occur on February 16, 2011.

(8)	We granted 5,000 shares of restricted common stock to each independent director upon completion of our initial public offering on February 16, 2010, which shares will vest on the first anniversary of our initial public offering.

Item 13.	Certain Relationships And Related Transactions and Director Independence.
Purchase of Shares of Common Stock by Certain Executive Officers
     Concurrently with the completion of our initial public offering, Mr. Baird acquired 250,000 shares of our common stock and Mr. Coke acquired 100,000 shares of our common stock in a private placement at the same price per share as in our initial public offering but without payment of any underwriting discount.
Severance Agreements
     We entered into severance agreements with each of Mr. Baird and Mr. Coke effective upon the completion of our initial public offering, as described in “Compensation Discussion and Analysis — Severance Agreements”. These agreements will provide benefits to each of Mr. Baird and Mr. Coke in the event his employment is terminated under certain circumstances. We may enter into similar agreements with certain executive officers that we hire in the future.
IPO Grants and Performance Shares
     At the completion of our initial public offering, we granted 50,000 shares of restricted stock to each of Mr. Baird and Mr. Coke, with such shares having an approximate value of $1,000,000, based on the initial public offering price of $20.00 per share. Also, we granted performance share awards to each of Mr. Baird and Mr. Coke contingent on our achieving certain benchmarks as described in “Compensation Discussion and Analysis — IPO Grants of Plan-Based Awards”. In addition, at the completion of our initial public offering, we granted 21,250 shares of restricted stock to our employees, with such shares having an aggregate approximate value of $425,000, based on the initial offering price of $20.00 per share. The restricted stock granted at the completion of our initial public offering on February 16, 2010 will vest ratably in annual installments over a five-year period commencing on the first anniversary of the closing of our initial public offering.

Contribution of Fixed Assets
     Concurrently with the completion of our initial public offering, Terreno Capital Partners LLC, of which Mr. Baird and Mr. Coke were managing partners and co-founders, contributed its fixed assets to us at their net book value of approximately $240,000. In exchange for the contribution of these fixed assets, we issued to Terreno Capital Partners LLC 12,000 shares of our common stock. These shares may be distributed to each of Mr. Baird and Mr. Coke.
Indemnification of Officers and Directors
     Effective upon the completion of our initial public offering, we entered into an indemnification agreement with each of our executive officers and directors.
Other Benefits to Related Parties and Related Party Transactions
     We used approximately $272,000 of the net proceeds of our initial public offering and the concurrent private placement to reimburse Terreno Capital Partners LLC for out-of-pocket expenses it incurred in connection with the formation of our company and our initial public offering. We also used $1,000 of the net proceeds of our initial public offering and the concurrent private placement to repurchase the shares of our common stock that Mr. Baird and Mr. Coke acquired in connection with the formation and initial capitalization of our company.
Related Person Transaction Approval Policy
     All related person transactions must be reviewed and approved by the Board in advance of our or any of our subsidiaries entering into the transaction. If we or any of our subsidiaries enters into a transaction without recognizing that the transaction constitutes a related person transaction, this approval requirement will be satisfied if the transaction is ratified by the Board after we recognize that the transaction constituted a related person transaction. The term “related person transaction” refers to a transaction required to be disclosed by the Company pursuant to Item 404 of Regulation S-K (or any successor provision) promulgated by the SEC.
     In addition to any applicable requirements under the Maryland General Corporation Law, the affirmative vote of a majority of disinterested directors, even if the disinterested directors constitute less than a quorum, is required to authorize, approve or ratify any transaction, agreement or relationship of the Company in which any director, officer or employee of the Company has an interest.

Item 14.	Principal Accounting Fees and Services.
AUDIT FEES AND ALL OTHER FEES
     Deloitte & Touche LLP served as our independent registered public accounting firm for the period from our incorporation on November 6, 2009 through December 31, 2009. Aggregate fees for professional services rendered by Deloitte & Touche LLP from November 6, 2009 through December 31, 2009 were as follows:

Types of Fees	November 6, 2009 – December 31, 2009
Audit Fees	$43,000
Audit-Related Fees	—
Tax Fees	$7,150
All Other Fees	—
Total	$50,150
Audit Fees
     Audit fees include fees for professional services rendered for the audit of the financial statements as of November 9, 2009 in connection with our initial public offering and as of December 31, 2009.
Audit-Related Fees
     There were no fees billed for the period from November 6, 2009 through December 31, 2009 for audit-related fees that are not disclosed above.

Tax Fees
     The tax fees set forth in the table above related to tax compliance, tax advice and tax planning services rendered by Deloitte & Touche LLP in connection with our initial public offering.
All Other Fees
     There were no fees billed for the period from November 6, 2009 through December 31, 2009 for products and services that are not disclosed above.
AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm unless an exception to such pre-approval exists under the Exchange Act or the rules of the SEC. These services may include audit services, audit-related services, tax services and other services.
Part IV

Item 15.	Exhibits and Financial Statement Schedules.
1.	Financial Statements

Included herein beginning on page F-1.

2.	Financial Statement Schedules

None.

3.	Exhibits
     The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporated by reference herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Terreno Realty Corporation
San Francisco, California
   We have audited the accompanying balance sheet of Terreno Realty Corporation (the “Company”) as of December 31, 2009. This balance sheet is the responsibility of the Company’s management. Our responsibility is to express an opinion on this balance sheet based on our audit.
   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.
   In our opinion, such balance sheet presents fairly, in all material respects, the financial position of Terreno Realty Corporation as of December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
San Francisco, California
March 29, 2010

Terreno Realty Corporation
Balance Sheet

December 31, 2009
Assets
Cash	$1,000

Total Assets	$1,000

Liabilities & Stockholders’ Equity
Liabilities	—
Stockholders’ Equity Common shares ($0.01 par value, 100,000 shares authorized, 1,000 shares issued and outstanding)	$10
Additional Paid in Capital	990
Retained Earnings	—

Total Stockholders’ Equity	$1,000

Total Liabilities & Stockholders’ Equity	$1,000

See accompanying notes to financial statement.

Terreno Realty Corporation
Notes to Financial Statement
December 31, 2009
Note 1. Organization
     Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) is a newly organized Maryland corporation focused on acquiring industrial real estate located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore.
     Terreno completed an initial public offering (“IPO”) of 8,750,000 shares of its common stock at a price of $20.00 per share and a concurrent private placement of 350,000 shares of common stock at a price of $20.00 per share on February 16, 2010. The net proceeds were approximately $169.8 million. Prior to the completion of it’s IPO, Terreno had no assets other than cash and had not commenced operations.
Note 2. Significant Accounting Policies
     Basis of Presentation. The balance sheet includes all of the accounts of Terreno as of December 31, 2009, presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP).
     Use of Estimates. The preparation of the balance sheet in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.
     Underwriting Commissions and Offering Costs. Underwriting commissions and offering costs incurred in connection with Terreno’s IPO will be reflected as a reduction of additional paid in capital. The underwriter’s deferred approximately $7.0 million of their underwriting commissions until such time as Terreno purchases assets in accordance with its investment strategy with an aggregate price (including the amount of any outstanding indebtedness assumed or incurred by Terreno) at least equal to the net proceeds from the IPO. The deferred underwriting commissions and other unpaid offering costs will be reflected in accrued expenses. As of February 28, 2010, Terreno had paid approximately $4.5 million in underwriting commissions and offering costs, including approximately $0.9 million of other offering costs.
     Organization Costs. Costs incurred to organize Terreno will be expensed as incurred.
     Cash. Cash is comprised of cash held in a major banking institution.
Note 3. Subsequent Events. Terreno has evaluated subsequent events through the date the balance sheet was issued and noted the following significant events:
•	Terreno completed an IPO of 8,750,000 shares of its common stock at a price of $20.00 per share and a concurrent private placement of 350,000 shares of common stock at a price of $20.00 per share on February 16, 2010. The net proceeds were approximately $169.8 million.

•	In connection with the completion of the IPO, Terreno’s executive officers, employees and directors were granted 141,250 shares of restricted common stock with an aggregate value of $2.8 million, which will vest ratably in annual installments over a five-year period commencing with the completion of the offering.

•	In connection with the completion of the IPO on February 16, 2010, Terreno issued 12,000 shares of common stock to Terreno Capital Partners LLC, an entity owned by Terreno’s executive officers, in exchange for the contribution of fixed assets to Terreno with a net book value of $240,000.

•	On March 24, 2010, the Company consummated a $50.0 million senior revolving credit facility with KeyBank National Association, as administrative agent, and KeyBanc Capital Markets Inc., in its capacity as the lead arranger (the “Facility”). The amount available under the Facility may be increased up to $150 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Interest on the Facility will generally be paid based upon, at the Company’s option, either (i) LIBOR, subject to a floor of 1.50%, plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the fed funds effective rate, or thirty-day LIBOR (incorporating the floor of 1.50%) plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 3.00% to 4.25%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. Terreno has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the senior revolving credit facility.

•	On March 9, 2010, the Company agreed to acquire, subject to the satisfaction of closing conditions, an industrial property located in San Jose, CA aggregating approximately 72,000 square feet for a total purchase price of approximately $5.6 million.

•	On March 26, 2010, the Company acquired, an industrial property located in Fremont, CA aggregating approximately 140,000 square feet for a total purchase price of approximately $7.3 million.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on March 29, 2010.

Terreno Realty Corporation
By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

Power of Attorney
     We, the undersigned directors of Terreno Realty Corporation hereby severally constitute and appoint W. Blake Baird and Michael A. Coke, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Terreno Realty Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman, Chief Executive Officer and Director
/s/ W. Blake Baird	(principal executive officer)	March 29, 2010
W. Blake Baird

President, Chief Financial Officer and Director
/s/ Michael A. Coke	(principal financial and accounting officer)	March 29, 2010
Michael A. Coke

/s/ LeRoy E. Carlson	Director	March 29, 2010
LeRoy E. Carlson

/s/ Peter J. Merlone	Director	March 29, 2010
Peter J. Merlone

/s/ Douglas M. Pasquale	Director	March 29, 2010
Douglas M. Pasquale

/s/ Dennis Polk	Director	March 29, 2010
Dennis Polk

Exhibit Index

Exhibit
Number	Exhibit Description
1.1	Form of Underwriting Agreement (previously filed as Exhibit 1.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on January 15, 2010 and incorporated herein by reference)

3.1	Articles of Amendment and Restatement of Registrant (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

4.1	Specimen Common Stock Certificate of Registrant (previously filed as Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on January 15, 2010 and incorporated herein by reference)

10.1	Form of Severance Agreement between Registrant and W. Blake Baird (previously filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.2	Form of Severance Agreement between Registrant and Michael A. Coke (previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated by reference herein)

10.3*	2010 Equity Incentive Plan of Registrant

10.4	Form of Restricted Stock Award Agreement for Executive Officers and Employees (previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.5	Form of Restricted Stock Award Agreement for Non-Employee Directors (previously filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.6	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers (previously filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.7*	Long-Term Incentive Plan of Registrant

10.8	Form of Award Notice under the Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.9	Form of Subscription Agreement (previously filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

21*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Certification of Chief Financial Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Financial Officer of, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.