Form 10-Q
period 2010-03-31
Terreno Realty Corp
filed 2010-05-14
CIK 1476150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission file number 001-34603
Terreno Realty Corporation
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	27-1262675 (I.R.S. Employer Identification No.)

16 Maiden Lane, Fifth Floor San Francisco, CA (Address of Principal Executive Offices)	94108 (Zip Code)
Registrant’s telephone number, including area code: (415) 655-4580
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The registrant had 9,263,430 shares of its common stock, $0.01 par value per share, outstanding as of May 14, 2010.

Terreno Realty Corporation

Terreno Realty Corporation
Condensed Consolidated Balance Sheets
(in thousands — except share and per share data)

	March 31, 2010
	(Unaudited)	December 31, 2009
ASSETS
Investments in real estate
Land	$6,182	$—
Buildings and improvements	6,632	—

Total investments in properties	12,814	—
Accumulated depreciation and amortization	(8)	—

Net investments in properties	12,806	—
Cash and cash equivalents	163,333	1
Deferred financing costs, net	429	—
Other assets, net	554	—

Total assets	$177,122	$1

LIABILITIES AND EQUITY
Liabilities
Security deposits	$123	$—
Deferred underwriting fee payable	7,000	—
Accounts payable and other liabilities	610	—

Total liabilities	7,733	—
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 and no shares authorized, respectively, and no shares issued and outstanding	—	—
Common stock: $0.01 par value, 400,000,000 and 100,000 shares authorized, and 9,263,430 and 1,000 shares issued and outstanding, respectively	91	—
Additional paid-in capital	170,055	1
Accumulated deficit	(757)	—

Total stockholders’ equity	169,389	1

Total liabilities and equity	$177,122	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Condensed Consolidated Statement of Operations
(in thousands — except share and per share data)

Period from February
16, 2010
(Commencement of
Operations) to
March 31, 2010
(Unaudited)

REVENUES
Rental revenues	$12

Total revenues	12

COSTS AND EXPENSES
Property operating expenses	6
Depreciation and amortization	15
General and administrative	620
Acquisition costs	130

Total costs and expenses	771

OTHER INCOME (EXPENSE)
Other income	5
Deferred financing costs amortization	(3)

Total other income and expenses	2

Net loss available to common stockholders	$(757)

Net loss available to common stockholders per share	$(0.08)

Basic and Diluted Weighted Average Common Shares Outstanding	9,112,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Condensed Consolidated Statement of Equity
(in thousands — except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance as of February 16, 2010 (commencement of operations)	1,000	$—	$1	$—	$1
Net loss	—	—	—	(757)	(757)
Issuance of common stock	9,112,000	91	182,149	—	182,240
Equity issuance costs	—	—	(12,200)	—	(12,200)
Repurchase of common stock	(1,000)	—	(1)	—	(1)
Issuance of restricted stock, net	151,430	—	—	—	—
Stock-based compensation amortization	—	—	106	—	106

Balance as of March 31, 2010	9,263,430	$91	$170,055	$(757)	$169,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Condensed Consolidated Statement of Cash Flows
(in thousands)

Period from February
16, 2010
(Commencement of
Operations) to
March 31, 2010
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(757)
Adjustments to net loss
Depreciation and amortization	20
Stock-based compensation amortization	106
Changes in assets and liabilities
Accounts receivable and other assets	(280)
Accounts payable and other liabilities	320

Net cash used in operating activities	(591)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(12,690)
Additions to building, furniture, fixtures and equipment	(43)

Net cash used in investing activities	(12,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	177,088
Payment of financing fees	(432)

Net cash provided by financing activities	176,656

Net increase in cash and cash equivalents	163,332
Cash and cash equivalents at beginning of period	1

Cash and cash equivalents at end of period	$163,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash transactions
Deferred underwriting fee	$7,000
Offering costs payable	$289
Contribution of fixed assets by Terreno Capital Partners LLC	$240

Acquisition of properties	$12,814
Assumption of other assets and liabilities	(124)

Net cash paid for property acquisitions	$12,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization
     Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) is an internally managed Maryland corporation focused on acquiring, owning and operating industrial real estate located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. As of March 31, 2010, the Company owned two industrial properties located in the San Francisco Bay Area aggregating approximately 212,000 square feet.
     Terreno commenced operations upon completion of an initial public offering (“IPO”) of 8,750,000 shares of its common stock at a price of $20.00 per share and a concurrent private placement of 350,000 shares of common stock at a price of $20.00 per share on February 16, 2010. The net proceeds of the IPO and the concurrent private placement were approximately $169.8 million. Prior to the completion of its IPO, Terreno had no assets other than cash. Terreno intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2010.
Note 2. Significant Accounting Policies
     Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statement contained in the Company’s 2009 Annual Report on Form 10-K and the notes thereto.
     Use of Estimates. The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
     Investments in Real Estate. Investments in real estate are stated at cost, less accumulated depreciation, unless circumstances indicate that the cost cannot be recovered, in which case, an adjustment to the carrying value of the property is made to reduce it to its estimated fair value. The Company also reviews the impact of above and below-market leases, in-place leases and lease origination costs for acquisitions and records an intangible asset or liability accordingly.
     Property Acquisitions. Upon acquisition of a property, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) and intangible assets and liabilities (consisting of the above and below market leases and the origination value of all in-place leases). The Company determines fair values using estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information.
The fair value of the tangible assets is based on the value of the property as if it were vacant. The fair value of the above and below market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases and the Company’s estimate of the market lease rates measured over a period equal to the remaining noncancelable term of the leases. The capitalized values of above market leases (acquired above market leases) and below market leases (acquired lease obligations) are amortized to rental revenue over the remaining noncancelable term of the respective leases. The origination value of in-place leases (acquired in-place leases) is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rent revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition.
Carrying values for financial reporting purposes will be reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. When the carrying value of a property or land parcel is greater than its estimated fair value, based on the intended use and holding period, an impairment charge to earnings will be recognized for the excess over its estimated fair value less costs to sell. The intended use of an asset either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis will be based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value will be measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings will be recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment will be determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. When available, current market information is used to determine capitalization and rental growth rates. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates will represent a rate commensurate with the indicated holding period with a premium layered on for risk. In a few instances, current comparative sales values will be available and used to establish fair value.
     Depreciation and Useful Lives of Real Estate Assets. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets or liabilities. The following table reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities.

Description	Standard Depreciable Life
Land	Not depreciated
Building	40 years
Building and Land Improvements	5-40 years
Tenant Improvements	Shorter of lease term or useful life
Leasing Costs	Lease term
Above/Below Market Leases	Lease term
     Cash and Cash Equivalents. Cash and cash equivalents is comprised of cash held in a major banking institution and other highly liquid short-term investments with original maturities of three months or less. Cash equivalents are generally invested in U.S. government securities, government agency securities or money market accounts.
     Revenue Recognition. The Company records rental revenue from operating leases on a straight-line basis over the term of the leases and maintains an allowance for estimated losses that may result from the inability of its customers to make required payments. If customers fail to make contractual lease payments that are greater than the Company’s allowance for doubtful accounts, security deposits and letters of credit, then the Company may have to recognize additional doubtful account charges in future periods. The Company monitors the liquidity and creditworthiness of its customers on an on-going basis by reviewing their financial condition periodically as appropriate. Each period the Company reviews its outstanding accounts receivable, including straight-line rents, for doubtful accounts and provides allowances as needed. As of March 31, 2010, there was no allowance for doubtful accounts. The Company also records lease termination fees when a customer has executed a definitive termination agreement with the Company and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to the Company. If a customer remains in the leased space following the execution of a definitive termination agreement, the applicable termination will be deferred and recognized over the term of such customer’s occupancy.

Tenant expense reimbursement income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenues during the same period the related expenses are incurred. Tenant expense reimbursement income recognized as rental revenues for the period from February 16, 2010 (commencement of operations) to March 31, 2010, was $3,000.
In connection with property acquisitions, the Company may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability, pursuant to Accounting Standards Codification (ASC) 805, Business Combinations, and amortized to rental revenues over the life of the related leases. The total net impact to rental revenues due to the amortization of above and below market rents, was a decrease of approximately $2,000 for the period from February 16, 2010 (commencement of operations) to March 31, 2010.
     Income Taxes. The Company intends to elect to be taxed as a REIT under the Code and intends to operate as such beginning with its taxable year ending December 31, 2010. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If it fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants it relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner at to qualify for treatment as a REIT
     Fair Value of Financial Instruments. ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. The Codification requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quote prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).
As of March 31, 2010 and December 31, 2009, the fair values of cash and cash equivalents, accounts payable and deferred underwriting fee payable approximated their carrying values because of the short-term nature of these investments or liabilities.
Note 3. Concentration of Credit Risk. Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, the Company’s management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Note 4. Investments in Real Estate. On March 26, 2010, the Company acquired an industrial property located in Fremont, California comprised of two multi-tenant industrial buildings containing approximately 140,000 square feet, which was 50% leased to two tenants at the time of acquisition. Additionally, on March 30, 2010, the Company acquired an industrial property located in San Jose, California, comprised of one multi-tenant industrial building containing approximately 72,000 square feet, which was 100% leased to two tenants at the time of acquisition. The aggregate purchase price for both properties was approximately $12.8 million. The properties were acquired from unrelated third parties using existing cash on hand and were accounted for as asset acquisitions.

Note 5. Credit facility. On March 24, 2010, the Company consummated a $50.0 million senior revolving credit facility with KeyBank National Association as administrative agent, and KeyBanc Capital Markets Inc. in its capacity as the lead arranger that matures on March 22, 2013 (the “Facility”). The amount available under the Facility may be increased up to $150 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Interest on the Facility will generally be paid based upon, at the Company’s option, either (i) LIBOR, subject to a floor of 1.50%, plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the fed funds effective rate, or thirty-day LIBOR (incorporating the floor of 1.50%) plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 3.00% to 4.25%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. Terreno has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Facility. As of March 31, 2010, there were no borrowings outstanding under the Facility. The Company was in compliance with its financial covenants at March 31, 2010.
Note 6. Stockholders’ Equity. The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock. $0.01 par value per share. As of March 31, 2010, 9,263,430 shares of common stock were issued and outstanding, including 151,430 non-vested restricted stock awards, and no shares of preferred stock were issued and outstanding.
In connection with the completion of the IPO and the period from February 16, 2010 (commencement of operations) through March 31, 2010, Terreno’s executive officers, employees and directors were granted an aggregate of 151,430 shares of restricted common stock with an aggregate initial value of approximately $3.0 million. The vesting period for the restricted shares is between one and five years.
In connection with the completion of the IPO on February 16, 2010, Terreno issued 12,000 shares of common stock to Terreno Capital Partners LLC, an entity owned by Terreno’s executive officers, in exchange for the contribution of fixed assets to Terreno with a net book value of $240,000.
As of March 31, 2010, there were approximately 303,570 shares of common stock available for issuance as restricted stock grants, unrestricted stock awards or performance shares under the Company’s 2010 Equity Incentive Plan. As of March 31, 2010, approximately 151,430 non-vested stock awards were outstanding under the plan. The grant date fair value per share of restricted stock awards as of the grant dates of the awards issued during the period from February 16, 2010 (commencement of operations) to March 31, 2010 ranged from $19.65 to $20.00. As of March 31, 2010, the Company had approximately $2.9 million of total unrecognized compensation cost related to restricted stock issuances, which is expected to be recognized over a weighted average period of approximately 4.5 years.
Note 7. Net Loss Per Share. Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Our nonvested restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the period from February 16, 2010 (commencement of operations) to March 31, 2010.
Note 8. Commitments and Contingencies
     Deferred Underwriting Commissions. Underwriting commissions incurred in connection with Terreno’s IPO are reflected as a reduction of additional paid in capital in the amount of $10.5 million. The underwriters deferred approximately $7.0 million of their underwriting commissions until such time as Terreno purchases assets in accordance with its investment strategy described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 with an aggregate price (including the amount of any outstanding indebtedness assumed or incurred by Terreno) at least equal to the net proceeds from the IPO. The deferred underwriting commissions and other unpaid offering costs are reflected in deferred underwriting fee payable. As of March 31, 2010, Terreno had paid approximately $3.5 million in underwriting commissions.
     Litigation. The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against it. In the normal course of business, from time to time, the Company may be involved in legal actions relating to the ownership and operations of its properties. Management does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
     Environmental Matters. The industrial properties that the Company owns and will acquire will be subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require the Company, as owner of a contaminated property, to clean up the property, even if it did not know of or was not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible the Company could incur these costs even after the Company sells some of the properties it acquires. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.
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
The Company could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. The Company generally expects to obtain “Phase I environmental site assessments”, or ESAs, on each property prior to acquiring it. However, these ESAs may not reveal all environmental costs that might have a material adverse effect on the Company’s business, assets, results of operations or liquidity and may not identify all potential environmental liabilities.
The Company utilizes local third party property managers for day-to-day property management and will rely on these third parties to operate its industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify the Company of any environmental contaminations or similar issues.
As a result, the Company may become subject to material environmental liabilities of which it is unaware. The Company can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on it, or (2) the environmental condition of the Company’s industrial properties will not be affected by the condition of the properties in the vicinity of its industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company.
     General Uninsured Losses. The Company carries property and rental loss, liability and terrorism insurance. The Company believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, the Company’s properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, the Company has obtained or anticipates that it will obtain, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war, that may be either uninsurable or not economically insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
     Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•	the factors included under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in the Company’s other public filings;

•	our limited operating history;

•	our ability to identify and acquire industrial properties on terms favorable to us;

•	general volatility of the capital markets and the market price of our common stock;

•	adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;

•	our dependence on key personnel;

•	our ability to source off-market deal flow in the future;

•	availability of investment opportunities in the industrial real estate sector;

•	our reliance on third parties to property manage our industrial properties;

•	general economic conditions;

•	our dependence upon tenants;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	our inability to manage our growth effectively;

•	defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	tenant bankruptcies;

•	increased interest rates and operating costs;

•	declining real estate valuations and impairment charges;

•	our expected leverage;

•	estimates related to our ability to make distributions to our stockholders;

•	our failure to obtain necessary outside financing;

•	future debt service obligations;

•	our failure to successfully hedge against interest rate increases;

•	our failure to successfully operate acquired properties and operations;

•	our failure to qualify or maintain our status as a REIT;

•	possible adverse changes to tax laws;

•	uninsured or underinsured losses relating to our properties;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.
Overview
     Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our company”, or “the company”) is an internally managed Maryland corporation focused on acquiring, owning and operating industrial real estate located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. We intend to invest in several types of industrial real estate, including warehouse/distribution, flex (including light manufacturing and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. As of March 31, 2010, we owned two industrial properties located in the San Francisco Bay Area totaling approximately 212,000 square feet that were approximately 66.9% leased. We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ending December 31, 2010.

     The following table summarizes the properties owned by us as of March 31, 2010:

			% of Total	Occupancy	Annualized	% of Total
			Rentable	Percentage as of	Base Rent	Annualized
Market	Number of Buildings	Square Feet	Square Feet	March 31, 2010	(000’s)[1]	Base Rent
Los Angeles Area	—	—	—	—	$—	—
Miami Area	—	—	—	—	—	—
Northern New Jersey/New York	—	—	—	—	—	—
San Francisco Bay Area	3	212,000	100%	66.9%	1,237	100%
Seattle Area	—	—	—	—	—	—
Washington, D.C/Baltimore	—	—	—	—	—	—

Total/Weighted Average	3	212,000	100%	66.9%	$1,237	100%

[1]	Annualized base rent is calculated as monthly base rent (cash) per the leases, as of March 31, 2010, multiplied by 12.
Financial Condition and Results of Operations
     We commenced operations upon the completion of our initial public offering and the concurrent private placement on February 16, 2010.
     Revenue. We earned rental revenues of approximately $12,000 for period from February 16, 2010 (commencement of operations) to March 31, 2010, representing income from the acquisition of two properties, which we acquired on March 26, 2010 and March 30, 2010, respectively.
     General and administrative expenses. We recorded general and administrative expenses of approximately $620,000 for the period from February 16, 2010 to March 31, 2010, which represents overhead costs of the company and includes stock compensation amortization of approximately $106,000.
     Acquisition costs. We recorded acquisition costs of approximately $130,000 for the period from February 16, 2010 to March 31, 2010, which consisted of costs incurred in the pursuit and acquisition of properties.
     We incurred a net loss of $757,000 for the period from February 16, 2010 (commencement of operations) to March 31, 2010.
Recent Developments
     On February 16, 2010, we completed both our initial public offering of 8,750,000 shares of our common stock and a concurrent private placement of an aggregate of 350,000 shares of our common stock to our executive officers at a price per share of $20. The net proceeds of our initial public offering were approximately $162.8 million after deducting the full underwriting discount of approximately $10.5 million and other estimated offering expenses of approximately $1.7 million. The underwriters agreed to forego the receipt of payment of $0.80 per share, or approximately $7.0 million in the aggregate, until such time as we purchase assets in accordance with our investment strategy described in our Annual Report on Form 10-K for the year ended December 31, 2009, with an aggregate purchase price (including the amount of any outstanding indebtedness assumed or incurred by us) at least equal to the net proceeds from our initial public offering (after deducting the full underwriting discount and other estimated offering expenses payable by us), at which time, we have agreed to pay the underwriters the remainder of the underwriting discount. We received net proceeds of approximately $7.0 million from our concurrent private placement. In the aggregate, we had approximately $169.8 million in cash available to execute our business strategy upon completion of our initial public offering and the concurrent private placement on February 16, 2010.

     On March 26, 2010, we acquired an industrial property located in Fremont, California, comprised of two multi-tenant industrial buildings containing approximately 140,000 square feet, which was 50% leased to two tenants at the time of acquisition. Additionally, on March 30, 2010, we acquired an industrial property located in San Jose, California comprised of one multi-tenant industrial building containing approximately 72,000 square feet, which was 100.0% leased to two tenants at the time of acquisition. The aggregate purchase price for both properties was approximately $12.8 million. The properties were acquired from unrelated third parties using existing cash on hand. The following table sets forth the industrial properties we acquired during the period from February 16, 2010 (commencement of operations) to March 31, 2010:

		Number of		Acquisition Cost
Property Name	Location	Buildings	Square Feet	(in thousands)
Fortune/Qume	San Jose, CA	1	72,000	$5,550
Warm Springs I and II	Fremont, CA	2	140,000	7,264

Total		3	212,000	$12,814

     On March 24, 2010, we consummated a three-year, $50.0 million senior revolving credit facility (the “Facility”) with KeyBank National Association, as administrative agent, and KeyBanc Capital Markets Inc., in its capacity as the lead arranger, to finance acquisitions and for working capital requirements. Terreno has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Facility. There are currently no amounts outstanding under the Facility.
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
     We intend to preserve a flexible capital structure with a long-term goal to obtain an investment grade rating and be in a position to issue unsecured debt and perpetual preferred stock. Prior to attaining an investment grade rating, we intend to primarily utilize non-recourse debt secured by individual properties or pools of properties with a targeted maximum loan-to-value of 60% at the time of financing. We may also assume debt in connection with property acquisitions.
     We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the Facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with the net proceeds of our initial public offering and the concurrent private placement. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through the cash we have available from our initial public offering and the concurrent private placement and borrowings under our credit facility and periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our credit facility and to access additional capital through issuances of equity and debt securities.

     On February 16, 2010, we completed our initial public offering with the issuance of 8,750,000 shares of our common stock at a price of $20.00 per share and a concurrent private placement of 350,000 shares of our common stock at a price of $20.00 per share. The net proceeds were approximately $169.8 million.
     As of March 31, 2010, our market equity capitalization was as follows:

Market Equity as of March 31, 2010
	Shares	Market
Security	Outstanding[1]	Price [2]	Market Value
Common Stock	9,263,430	$19.73	$182,767,474

[1]	Includes 151,430 shares of unvested restricted stock

[2]	Closing price of our shares of common stock on the New York Stock Exchange on March 31, 2010 in dollars per share
     We have a $50.0 million Facility that matures on March 22, 2013. The amount available under the Facility may be increased up to $150 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Interest on the Facility will generally be paid based upon, at our option, either (i) LIBOR, subject to a floor of 1.50%, plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the fed funds effective rate, or thirty-day LIBOR (incorporating the floor of 1.50%) plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 3.00% to 4.25%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Facility. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the senior revolving credit facility. As of March 31, 2010, there were no borrowings outstanding under the Facility. We were in compliance with our financial covenants under the Facility at March 31, 2010.
     As of March 31, 2010, the Company had no outstanding debt and held cash and cash equivalents totaling approximately $163.3 million.
Critical Accounting Policies
     A summary of our accounting policies is set forth under Note 2-Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements other than an operating lease for office space.
Contractual Obligations
     As described above, the full amount of the underwriting discount in connection with our initial public offering was approximately $10.5 million. The underwriters agreed to forego the receipt of payment of $0.80 per share, or approximately $7.0 million in the aggregate, until such time as we purchase assets in accordance with our investment strategy described in our Annual Report on Form 10-K for the year ended December 31, 2009 with an aggregate purchase price (including the amount of any outstanding indebtedness assumed or incurred by us) at least equal to the net proceeds from our initial public offering (after deducting the full underwriting discount and other estimated offering expenses payable by us), at which time, we have agreed to pay the underwriters the remainder of the underwriting discount.

Non-GAAP Financial Measures
     We use the following non-GAAP financial measure that we believe is useful to investors as a key measure of our operating performance: funds from operations, or FFO. FFO should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP.
     We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income (loss) (determined in accordance with GAAP), excluding gains (losses) from sales of property, plus depreciation and amortization on real estate assets and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). We believe that presenting FFO provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified non-cash items, such as real estate depreciation and amortization and gain or loss on sale of assets.
     The following table reflects the calculation of FFO reconciled from net loss available to common stockholders for the period from February 16, 2010 (commencement of operations) to March 31, 2010:

Period from
February
16, 2010
(Commencement
of Operations) to
March 31, 2010
(Unaudited)
Net loss available to common stockholders	$(757)
Depreciation and amortization
Total depreciation and amortization	15
Non-real estate depreciation	(9)

Funds from operations	$(751)

Basic and diluted FFO per common share	$(0.08)

Weighted average basic and diluted common shares	9,112,000

Item 3. Quantitative and Qualitative Disclosure About Market Risk
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
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As of March 31, 2010, there were no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject, the determination of which the company anticipates would have a material effect upon its financial condition and results of operations.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
     On February 9, 2010, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-11 (File No. 333-16016) in connection with the Company’s initial public offering, pursuant to which the Company registered and sold 8,750,000 shares of the Company’s common stock. The offering was completed on February 16, 2010. The Company will invest the net proceeds of its initial public offering and concurrent private placement described below in industrial properties in accordance with its investment strategy as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and for general business purposes.
     On March 26, 2010, the Company used net proceeds from its initial public offering and concurrent private placement to acquire an industrial property located in Fremont, California for a purchase price of approximately $7.3 million. In addition, on March 30, 2010, the Company used net proceeds from its initial public offering and concurrent private placement to acquire an industrial property located in San Jose, California for a purchase price of approximately $5.6 million.
     Prior to the full investment of the net offering proceeds in industrial properties, the Company will continue to invest the net proceeds in interest-bearing short-term U.S. government and government agency securities, which are consistent with our intention to qualify as a REIT. These initial investments are expected to provide a lower net return than the Company will seek to achieve from investments in industrial properties.
     In February 2010, the Company used $1,000 of the net proceeds of its initial public offering and the concurrent private placement to repurchase at a price per share of $1.00 the 500 shares of the Company’s common stock that each of our Chairman and Chief Executive Officer and President and Chief Financial Officer acquired in connection with the formation and initial capitalization of the Company.
     Concurrently with the completion of the Company’s initial public offering on February 16, 2010, the Company sold an aggregate of 350,000 shares of its common stock to its executive officers in a private placement at a price per share of $20 without payment of any underwriting discount. The Company received net proceeds of approximately $7.0 million from the concurrent private placement. The private placement was made pursuant to the exemption provided under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, based on representations made by each of the participants in the private placement.

     Concurrently with the completion of its initial public offering on February 16, 2010, Terreno Capital Partners LLC, of which the Company’s executive officers were managing partners and co-founders, contributed its fixed assets to the Company at their net book value of approximately $240,000. In exchange for the contribution of these fixed assets, the Company issued to Terreno Capital Partners LLC 12,000 shares of the Company’s common stock. The shares were issued pursuant to the exemption provided under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, based on representations made by Terreno Capital Partners LLC.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)

Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Exhibit Description
3.1	Articles of Amendment and Restatement of Registrant (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

4.1	Specimen Common Stock Certificate of Registrant (previously filed as Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on January 15, 2010 and incorporated herein by reference)

10.1	Form of Severance Agreement between Registrant and W. Blake Baird (previously filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.2	Form of Severance Agreement between Registrant and Michael A. Coke (previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated by reference herein)

10.3	2010 Equity Incentive Plan of Registrant (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on March 29, 2010 and incorporated herein by reference)

10.4	Form of Restricted Stock Award Agreement for Executive Officers and Employees (previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.5	Form of Restricted Stock Award Agreement for Non-Employee Directors (previously filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.6	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers (previously filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.7	Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K on March 29, 2010 and incorporated herein by reference)

10.8	Form of Award Notice under the Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

Exhibit
Number	Exhibit Description
10.9	Form of Subscription Agreement (previously filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.10	Secured Revolving Credit Agreement, dated as of March 24, 2010, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, KeyBanc Capital Markets as “Lead Arranger,” and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 29, 2010 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation
May 14, 2010	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

May 14, 2010	By:	/s/ Michael A. Coke
Michael A. Coke
President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Exhibit Description
3.1	Articles of Amendment and Restatement of Registrant (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

4.1	Specimen Common Stock Certificate of Registrant (previously filed as Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on January 15, 2010 and incorporated herein by reference)

10.1	Form of Severance Agreement between Registrant and W. Blake Baird (previously filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.2	Form of Severance Agreement between Registrant and Michael A. Coke (previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated by reference herein)

10.3	2010 Equity Incentive Plan of Registrant (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on March 29, 2010 and incorporated herein by reference)

10.4	Form of Restricted Stock Award Agreement for Executive Officers and Employees (previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.5	Form of Restricted Stock Award Agreement for Non-Employee Directors (previously filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.6	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers (previously filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.7	Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K on March 29, 2010 and incorporated herein by reference)

10.8	Form of Award Notice under the Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.9	Form of Subscription Agreement (previously filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.10	Secured Revolving Credit Agreement, dated as of March 24, 2010, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, KeyBanc Capital Markets as “Lead Arranger,” and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 29, 2010 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.