Form 10-Q
period 2010-06-30
Terreno Realty Corp
filed 2010-08-12
CIK 1476150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Registrant’s telephone number, including area code: (415) 655-4580
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The registrant had 9,263,430 shares of its common stock, $0.01 par value per share, outstanding as of August 12, 2010.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements of Terreno Realty Corporation (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	2
Condensed Consolidated Statement of Operations for the three months ended June 30, 2010 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010	3
Condensed Consolidated Statement of Equity for the period from February 16, 2010 (commencement of operations) to June 30, 2010	4
Condensed Consolidated Statement of Cash Flows for the period from February 16, 2010 (commencement of operations) to June 30, 2010	5
Notes to Condensed Consolidated Financial Statements of Terreno Realty Corporation	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	19
Item 4. (Removed and Reserved)	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES

EXHIBIT INDEX
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Terreno Realty Corporation
Condensed Consolidated Balance Sheets
(in thousands – except share and per share data)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Investments in real estate
Land	$6,182	$—
Buildings and improvements	6,632	—

Total investments in properties	12,814	—
Accumulated depreciation and amortization	(209)	—

Net investments in properties	12,605	—
Cash and cash equivalents	162,304	1
Deferred financing costs, net	393	—
Other assets, net	925	—

Total assets	$176,227	$1

LIABILITIES AND EQUITY
Liabilities
Security deposits	$123	$—
Deferred underwriting fee payable	7,000	—
Accounts payable and other liabilities	822	—

Total liabilities	7,945	—
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 and no shares authorized, respectively, and no shares issued and outstanding	—	—
Common stock: $0.01 par value, 400,000,000 and 100,000 shares authorized, and 9,263,430 and 1,000 shares issued and outstanding, respectively	91	—
Additional paid-in capital	170,279	1
Accumulated deficit	(2,088)	—

Total stockholders’ equity	168,282	1

Total liabilities and equity	$176,227	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Condensed Consolidated Statement of Operations
(in thousands – except share and per share data)
(Unaudited)

		Period from
	For the Three	February 16, 2010
	Months	(Commencement
	Ended June	of Operations) to
	30, 2010	June 30, 2010
REVENUES
Rental revenues	$333	$345

Total revenues	333	345

COSTS AND EXPENSES
Property operating expenses	110	116
Depreciation and amortization	170	185
General and administrative	1,081	1,701
Acquisition costs	219	349

Total costs and expenses	1,580	2,351

OTHER INCOME (EXPENSE)
Interest and other income	21	26
Interest expense	(105)	(108)

Total other income and expenses	(84)	(82)

Net loss available to common stockholders	$(1,331)	$(2,088)

Net loss available to common stockholders per share	$(0.15)	$(0.23)

Basic and Diluted Weighted Average Common Shares Outstanding	9,112,000	9,112,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Condensed Consolidated Statement of Equity
(in thousands – except share and per share data)
(unaudited)

	Common Stock		Additional Paid-	Accumulated
	Number of Shares	Amount	in Capital	Deficit	Total
Balance as of February 16, 2010 (commencement of operations)	1,000	$—	$1	$—	$1
Net loss	—	—	—	(2,088)	(2,088)
Issuance of common stock	9,112,000	91	182,149	—	182,240
Equity issuance costs	—	—	(12,200)	—	(12,200)
Repurchase of common stock	(1,000)	—	(1)	—	(1)
Issuance of restricted stock, net	151,430	—	—	—	—
Stock-based compensation amortization	—	—	330	—	330

Balance as of June 30, 2010	9,263,430	$91	$170,279	$(2,088)	$168,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Condensed Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

Period from
February 16, 2010
(Commencement
of Operations) to
June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,088)
Adjustments to net loss
Straight-line rents	(8)
Amortization of lease intangibles	57
Depreciation and amortization	185
Deferred financing cost amortization	39
Stock-based compensation amortization	330
Changes in assets and liabilities
Accounts receivable and other assets	(249)
Accounts payable and other liabilities	686

Net cash used in operating activities	(1,048)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(12,690)
Deposits on property acquisitions	(380)
Additions to building, furniture, fixtures and equipment	(65)

Net cash used in investing activities	(13,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	176,933
Payment of financing fees	(432)
Deposits on financing fees	(15)

Net cash used in financing activities	176,486

Net increase in cash and cash equivalents	162,303
Cash and cash equivalents at beginning of period	1

Cash and cash equivalents at end of period	$162,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash transactions
Deferred underwriting fee	$7,000
Offering costs payable	$134
Contribution of fixed assets by Terreno Capital Partners LLC	$240

Acquisition of properties	$12,814
Assumption of other assets and liabilities	(124)

Net cash paid for property acquisitions	$12,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization
     Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) is an internally managed Maryland corporation focused on acquiring, owning and operating industrial real estate located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. As of June 30, 2010, the Company owned two industrial properties located in the San Francisco Bay Area aggregating approximately 212,000 square feet.
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
Note 2. Significant Accounting Policies
     Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include all of the Company’s accounts and its subsidiaries in accordance with GAAP and all intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the financial statement contained in the Company’s 2009 Annual Report on Form 10-K and the notes thereto.
     Use of Estimates. The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
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
Carrying values for financial reporting purposes will be reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. When the carrying value of a property or land parcel is greater than its estimated fair value, based on the intended use and holding period, an impairment charge to earnings will be recognized for the excess over its estimated fair value less costs to sell. The intended use of an asset either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis will be based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value will be measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings will be recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment will be determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates will represent a rate commensurate with the indicated holding period with a premium layered on for risk. In a few instances, current comparative sales values will be available and used to establish fair value.
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
     Revenue Recognition. The Company records rental revenue from operating leases on a straight-line basis over the term of the leases and maintains an allowance for estimated losses that may result from the inability of its tenants to make required payments. If tenants fail to make contractual lease payments that are greater than the Company’s allowance for doubtful accounts, security deposits and letters of credit, then the Company may have to recognize additional doubtful account charges in future periods. The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis by reviewing their financial condition periodically as appropriate. Each period the Company reviews its outstanding accounts receivable, including straight-line rents, for doubtful accounts and provides allowances as needed. As of June 30, 2010, there was no allowance for doubtful accounts. The Company also records lease termination fees when a tenant has executed a definitive termination agreement with the Company and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to the Company. If a tenant remains in the leased space following the execution of a definitive termination agreement, the applicable termination will be deferred and recognized over the term of such tenant’s occupancy.
Tenant expense reimbursement income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenues during the same period the related expenses are incurred. Tenant expense reimbursement income recognized as rental revenues for the three months ended June 30, 2010 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010 was $70,000 and $73,000, respectively.
In connection with property acquisitions, the Company may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability, pursuant to Accounting Standards Codification (ASC) 805, Business Combinations, and amortized to rental revenues over the life of the related leases. The total net impact to rental revenues due to the amortization of above and below market rents, was a decrease of approximately $55,000 and $57,000, respectively, for the three months ended June 30, 2010 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010.
     Income Taxes. The Company intends to elect to be taxed as a REIT under the Code and intends to operate as such beginning with its taxable year ending December 31, 2010. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If it fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants it relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT
     Fair Value of Financial Instruments. ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. The Codification requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quote prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).
As of June 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, accounts payable and deferred underwriting fee payable approximated their carrying values because of the short-term nature of these investments or liabilities. Cash equivalents include short-term investments that are considered level 2 instruments.
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

Note 5. Credit facility. On March 24, 2010, the Company consummated a $50.0 million senior revolving credit facility with KeyBank National Association as administrative agent, and KeyBanc Capital Markets Inc. in its capacity as the lead arranger that matures on March 22, 2013 (the “Facility”). The amount available under the Facility may be increased up to $150 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Interest on the Facility will generally be paid based upon, at the Company’s option, either (i) LIBOR, subject to a floor of 1.50%, plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the fed funds effective rate, or thirty-day LIBOR (incorporating the floor of 1.50%) plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 3.00% to 4.25%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. Terreno has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Facility. As of June 30, 2010, there were no borrowings outstanding under the Facility. The Company was in compliance with its financial covenants at June 30, 2010.
Note 6. Stockholders’ Equity. The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock. $0.01 par value per share. As of June 30, 2010, 9,263,430 shares of common stock were issued and outstanding, including 151,430 non-vested restricted stock awards, and no shares of preferred stock were issued and outstanding.
During the period from February 16, 2010 (commencement of operations) through June 30, 2010, Terreno’s executive officers, employees and directors were granted an aggregate of 151,430 shares of restricted common stock with an aggregate initial value of approximately $3.0 million. The vesting period for the restricted shares is between one and five years.
In connection with the completion of the IPO on February 16, 2010, Terreno issued 12,000 shares of common stock to Terreno Capital Partners LLC, an entity owned by Terreno’s executive officers, in exchange for the contribution of fixed assets to Terreno with a net book value of $240,000.
As of June 30, 2010, there were approximately 303,570 shares of common stock available for issuance as restricted stock grants, unrestricted stock awards or performance shares under the Company’s 2010 Equity Incentive Plan. As of June 30, 2010, approximately 151,430 non-vested stock awards were outstanding under the plan. The grant date fair value per share of restricted stock awards as of the grant dates of the awards issued during the period from February 16, 2010 (commencement of operations) to June 30, 2010 ranged from $19.65 to $20.00. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants made on February 16, 2010 (commencement of operations) and for all grants made after the commencement of operations, the grant date fair value is the closing price of the Company’s stock on the date of grant. As of June 30, 2010, the Company had approximately $2.6 million of total unrecognized compensation cost related to restricted stock issuances, which is expected to be recognized over a weighted average period of approximately 4.5 years.
Note 7. Net Loss Per Share. Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Our nonvested restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the three months ended June 30, 2010 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010.

Note 8. Commitments and Contingencies
     Deferred Underwriting Commissions. Underwriting commissions incurred in connection with Terreno’s IPO are reflected as a reduction of additional paid in capital in the amount of $10.5 million. The underwriters deferred approximately $7.0 million of their underwriting commissions until such time as Terreno purchases assets in accordance with its investment strategy described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 with an aggregate price (including the amount of any outstanding indebtedness assumed or incurred by Terreno) at least equal to the net proceeds from the IPO. The deferred underwriting commissions and other unpaid offering costs are reflected in deferred underwriting fee payable. As of June 30, 2010, the Company had paid approximately $3.5 million in underwriting commissions.
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
     Contractual Commitments. As of June 30, 2010, the Company had entered into two separate contracts with the respective sellers to acquire one property consisting of 18 buildings located in Northern New Jersey and one property consisting of two buildings located in the San Francisco Bay Area. These properties aggregate approximately 664,000 square feet for a combined purchase price of approximately $36.6 million. As part of these transactions, the Company expects to assume two mortgage loans with a total principal amount of approximately $17.2 million with a weighted average fixed annual interest rate of 5.19%. There is no assurance that the Company will acquire these properties because the proposed acquisitions are subject to a variety of factors, including the satisfaction of customary closing conditions and the consent of the respective mortgage lenders.
Subsequent to June 30, 2010, the Company entered into two separate contracts with the respective sellers to acquire one industrial property consisting of one building located in Northern New Jersey and one industrial property consisting of two buildings in the Los Angeles Area. These properties aggregate approximately 329,500 square feet for a combined purchase price of approximately $28.6 million. There is no assurance that the Company will acquire these properties because the proposed acquisitions are subject to a variety of factors, including the satisfaction of customary closing conditions.
Including the contracts the Company entered into subsequent to June 30, 2010, the following table sets forth certain contractual obligation information with respect to the properties described above the Company has agreed to acquire, subject to a variety of factors, including those factors described above:

			Purchase Price	Assumed Debt
Market	Number of Buildings	Square Feet	(in thousands)	(in thousands)
Los Angeles Area	2	121,500	$12,110	$—
Miami Area	—	—	—	—
Northern New Jersey/New York	19	791,500	43,500	15,500
San Francisco Bay Area	2	80,500	9,620	1,700
Seattle Area	—	—	—	—
Washington, D.C/Baltimore	—	—	—	—

Total/Weighted Average	23	993,500	$65,230	$17,200

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
     Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our company”, or “the company”) is an internally managed Maryland corporation focused on acquiring, owning and operating industrial real estate located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. We intend to invest in several types of industrial real estate, including warehouse/distribution, flex (including light manufacturing and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. As of June 30, 2010, we owned two industrial properties located in the San Francisco Bay Area totaling approximately 212,000 square feet that were approximately 66.9% leased. We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ending December 31, 2010.
     The following table summarizes the properties owned by us as of June 30, 2010:

Occupancy
			% of Total	Percentage	Annualized	% of Total
	Number of		Rentable	as of June	Base Rent	Annualized
Market	Buildings	Square Feet	Square Feet	30, 2010	(000’s)[1]	Base Rent
Los Angeles Area	—	—	—	—	$—	—
Miami Area	—	—	—	—	—	—
Northern New Jersey/New York	—	—	—	—	—	—
San Francisco Bay Area	3	212,000	100%	66.9%	1,237	100%
Seattle Area	—	—	—	—	—	—
Washington, D.C/Baltimore	—	—	—	—	—	—

Total/Weighted Average	3	212,000	100%	66.9%	$1,237	100%

[1]	Annualized base rent is calculated as monthly base rent per the leases, as of June 30, 2010, multiplied by 12.
Financial Condition and Results of Operations
     We commenced operations upon the completion of our initial public offering and the concurrent private placement on February 16, 2010.
     Revenue. We earned rental revenues of approximately $333,000 and $345,000 for the three months ended June 30, 2010 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010, respectively, representing income from the acquisition of two properties, which we acquired on March 26, 2010 and March 30, 2010, respectively. We recognized straight-line rents and amortization of lease intangibles of $(47,000) and $(49,000) for the three months ended June 30, 2010 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010, respectively.
     General and administrative expenses. We recorded general and administrative expenses of approximately $1.1 million and $1.7 million for the three months ended June 30, 2010 and for the period from February 16, 2010 to June 30, 2010, respectively, which represents overhead costs of the company and includes stock compensation amortization of approximately $224,000 and $330,000, respectively.
     Acquisition costs. We recorded acquisition costs of approximately $219,000 and $349,000 for the three months ended June 30, 2010 and for the period from February 16, 2010 to June 30, 2010, respectively, which consisted of costs incurred in the pursuit and acquisition of properties.
     We incurred a net loss of $1.3 million and $2.1 million for the three months ended June 30, 2010 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010, respectively.
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
     On March 26, 2010, we acquired an industrial property located in Fremont, California, comprised of two multi-tenant industrial buildings containing approximately 140,000 square feet, which was 50% leased to two tenants at the time of acquisition. Additionally, on March 30, 2010, we acquired an industrial property located in San Jose, California comprised of one multi-tenant industrial building containing approximately 72,000 square feet, which was 100% leased to two tenants at the time of acquisition. The aggregate purchase price for both properties was approximately $12.8 million. The properties were acquired from unrelated third parties using existing cash on hand. The following table sets forth the industrial properties we acquired during the period from February 16, 2010 (commencement of operations) to June 30, 2010:

		Number of		Acquisition Cost
Property Name	Location	Buildings	Square Feet	(in thousands)
Warm Springs I and II	Fremont, CA	2	140,000	$7,264
Fortune/Qume	San Jose, CA	1	72,000	5,550

Total		3	212,000	$12,814

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
     As of June 30, 2010, our market equity capitalization was as follows:

Market Equity Capitalization as of June 30, 2010
	Shares
Security	Outstanding[1]	Market Price [2]	Market Value
Common Stock	9,263,430	$17.71	$164,055,345

[1]	Includes 151,430 shares of unvested restricted stock

[2]	Closing price of our shares of common stock on the New York Stock Exchange on June 30, 2010 in dollars per share
     We have a $50.0 million Facility that matures on March 22, 2013. The amount available under the Facility may be increased up to $150 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Interest on the Facility will generally be paid based upon, at our option, either (i) LIBOR, subject to a floor of 1.50%, plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the fed funds effective rate, or thirty-day LIBOR (incorporating the floor of 1.50%) plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 3.00% to 4.25%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Facility. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the senior revolving credit facility. As of June 30, 2010, there were no borrowings outstanding under the Facility. We were in compliance with our financial covenants under the Facility at June 30, 2010.
     As of June 30, 2010, the Company had no outstanding debt and held cash and cash equivalents totaling approximately $162.3 million.
Critical Accounting Policies
     A summary of our accounting policies is set forth under Note 2 — Significant Accounting Policies to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
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

     As of June 30, 2010, we had entered into two separate contracts with the respective sellers to acquire one property consisting of 18 buildings located in Northern New Jersey and one property consisting of two buildings located in the San Francisco Bay Area. These properties aggregate approximately 664,000 square feet for a combined purchase price of approximately $36.6 million. As part of these transactions, we expect to assume two mortgage loans with a total principal amount of approximately $17.2 million with a weighted average fixed annual interest rate of 5.19%. There is no assurance that we will acquire these properties because the proposed acquisitions are subject to a variety of factors, including the satisfaction of customary closing conditions and the consent of the respective mortgage lenders.
     Subsequent to June 30, 2010, we entered into two separate contracts with the respective sellers to acquire one industrial property consisting of one building located in Northern New Jersey and one industrial property consisting of two buildings in the Los Angeles Area. These properties aggregate approximately 329,500 square feet for a combined purchase price of approximately $28.6 million. There is no assurance that we will acquire these properties because the proposed acquisitions are subject to a variety of factors, including the satisfaction of customary closing conditions.
     Including the contracts we entered into subsequent to June 30, 2010, the following table sets forth certain contractual obligation information with respect to the properties described above we have agreed to acquire, subject to a variety of factors, including those factors described above:

	Number of		Purchase Price	Assumed Debt
Market	Buildings	Square Feet	(in thousands)	(in thousands)
Los Angeles Area	2	121,500	$12,110	$—
Miami Area	—	—	—	—
Northern New Jersey/New York	19	791,500	43,500	15,500
San Francisco Bay Area	2	80,500	9,620	1,700
Seattle Area	—	—	—	—
Washington, D.C/Baltimore	—	—	—	—

Total/Weighted Average	23	993,500	$65,230	$17,200

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
     The following table reflects the calculation of FFO reconciled from net loss available to common stockholders for the three months ended June 30, 2010 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010:

		Period from February
		16, 2010
	For the Three	(Commencement of
	Months Ended June	Operations) to
	30, 2010	June 30, 2010
	(Unaudited)	(Unaudited)
Net loss available to common stockholders	$(1,331)	$(2,088)
Depreciation and amortization
Total depreciation and amortization	170	185
Non-real estate depreciation	(19)	(28)

Funds from operations	$(1,180)	$(1,931)

Basic and diluted FFO per common share	$(0.13)	$(0.21)

Weighted average basic and diluted common shares	9,112,000	9,112,000

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As of June 30, 2010, there were no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject, the determination of which the company anticipates would have a material effect upon its financial condition and results of operations.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

     On February 9, 2010, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-11 (File No. 333-163016) in connection with the Company’s initial public offering, pursuant to which the Company registered and sold 8,750,000 shares of the Company’s common stock. The offering was completed on February 16, 2010. The Company will invest the net proceeds of its initial public offering and concurrent private placement in industrial properties in accordance with its investment strategy as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and for general business purposes.
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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Exhibit Description
10.1*	Agreement of Sale, dated as of May 17, 2010, between Advance at Middlebrook Crossroads, LLC and Terreno Realty LLC

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	*Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation
August 12, 2010	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

August 12, 2010	By:	/s/ Michael A. Coke
Michael A. Coke
President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Exhibit Description
10.1*	Agreement of Sale, dated as of May 17, 2010, between Advance at Middlebrook Crossroads, LLC and Terreno Realty LLC

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.