Form 10-Q
period 2010-09-30
Terreno Realty Corp
filed 2010-11-12
CIK 1476150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-34603
Terreno Realty Corporation
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1262675
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

16 Maiden Lane, Fifth Floor
San Francisco, CA	94108
(Address of Principal Executive Offices)	(Zip Code)
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
The registrant had 9,258,430 shares of its common stock, $0.01 par value per share, outstanding as of November 10, 2010.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements of Terreno Realty Corporation (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	2
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010	3
	Condensed Consolidated Statement of Equity for the period from February 16, 2010 (commencement of operations) to September 30, 2010	4
	Condensed Consolidated Statement of Cash Flows for the period from February 16, 2010 (commencement of operations) to September 30, 2010	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	(Removed and Reserved)	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		21

EXHIBIT INDEX		22

EX-31.1
EX-31.2
EX-32.1
EX-32.2

Terreno Realty Corporation
Condensed Consolidated Balance Sheets
(in thousands — except share and per share data)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Investments in real estate
Land	$51,433	$—
Buildings and improvements	43,041	—
Intangible assets	7,643	—

Total investments in properties	102,117	—
Accumulated depreciation and amortization	(499)	—

Net investments in properties	101,618	—
Cash and cash equivalents	91,475	1
Deferred financing costs, net	401	—
Other assets, net	941	—

Total assets	$194,435	$1

LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Mortgage loans payable	17,879	—
Security deposits	837	—
Intangible liabilities	822	—
Deferred underwriting fee payable	7,000	—
Accounts payable and other liabilities	2,093	—

Total liabilities	28,631	—
Commitments and contingencies (Note 8)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 and no shares authorized, respectively, and no shares issued and outstanding	—	—
Common stock: $0.01 par value, 400,000,000 and 100,000 shares authorized, and 9,258,430 and 1,000 shares issued and outstanding, respectively	91	—
Additional paid-in capital	170,505	1
Accumulated deficit	(4,792)	—

Total stockholders’ equity	165,804	1

Total liabilities and equity	$194,435	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Condensed Consolidated Statements of Operations
(in thousands — except share and per share data)
(Unaudited)

		Period from
		February 16, 2010
	For the Three	(Commencement of
	Months Ended	Operations) to
	September 30, 2010	September 30, 2010

REVENUES
Rental revenues	$642	$987

Total revenues	642	987

COSTS AND EXPENSES
Property operating expenses	207	323
Depreciation and amortization	242	427
General and administrative	1,235	2,936
Acquisition costs	1,557	1,906

Total costs and expenses	3,241	5,592

OTHER INCOME (EXPENSE)
Interest and other income	24	50
Interest expense, including amortization	(129)	(237)

Total other income and expenses	(105)	(187)

Net loss available to common stockholders	$(2,704)	$(4,792)

Net loss available to common stockholders per share	$(0.30)	$(0.53)

Basic and Diluted Weighted Average Common Shares Outstanding	9,112,000	9,112,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Condensed Consolidated Statement of Equity
(in thousands — except share data)
(unaudited)

	Common Stock		Additional Paid-	Accumulated
	Number of Shares	Amount	in Capital	Deficit	Total
Balance as of February 16, 2010 (commencement of operations)	1,000	$—	$1	$—	$1
Net loss	—	—	—	(4,792)	(4,792)
Issuance of common stock	9,112,000	91	182,149	—	182,240
Equity issuance costs	—	—	(12,200)	—	(12,200)
Repurchase of common stock	(1,000)	—	(1)	—	(1)
Issuance of restricted stock, net	146,430	—	—	—	—
Stock-based compensation amortization	—	—	556	—	556

Balance as of September 30, 2010	9,258,430	$91	$170,505	$(4,792)	$165,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Condensed Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

Period from
February 16, 2010
(Commencement of
Operations) to
September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,792)
Adjustments to net loss
Straight-line rents	(8)
Amortization of lease intangibles	128
Depreciation and amortization	427
Deferred financing cost and mortgage premium amortization, net	72
Stock-based compensation amortization	556
Changes in assets and liabilities
Other assets	(210)
Accounts payable and other liabilities	1,332

Net cash used in operating activities	(2,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(82,407)
Deposits on property acquisitions	(4)
Additions to buildings and improvements	(70)

Net cash used in investing activities	(82,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	176,914
Payments on mortgage loans payable	(17)
Payment of financing fees	(447)

Net cash provided by financing activities	176,450

Net increase in cash and cash equivalents	91,474
Cash and cash equivalents at beginning of period	1

Cash and cash equivalents at end of period	$91,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$58
Supplemental disclosures of non-cash transactions
Deferred underwriting fee payable	$7,000
Offering costs payable	$115
Contribution of fixed assets by Terreno Capital Partners LLC	$240

Reconciliation of cash paid for property acquisitions
Acquisition of properties	$102,117
Assumption of mortgage loans payable	(17,181)
Assumption of mortgage premiums	(719)
Assumption of other assets and liabilities	(1,810)

Net cash paid for property acquisitions	$82,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization
     Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) is an internally managed Maryland corporation focused on acquiring, owning and operating industrial real estate located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. As of September 30, 2010, the Company owned 27 buildings aggregating approximately 1.6 million square feet.
     The Company commenced operations upon completion of an initial public offering (“IPO”) of 8,750,000 shares of its common stock at a price of $20.00 per share and a concurrent private placement of 350,000 shares of common stock at a price of $20.00 per share on February 16, 2010. The net proceeds of the IPO and the concurrent private placement were approximately $169.8 million. Prior to the completion of its IPO, the Company had no assets other than cash. The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2010.
Note 2. Significant Accounting Policies
     Basis of Presentation. The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim condensed consolidated financial statements include all of the Company’s accounts and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the financial statement contained in the Company’s 2009 Annual Report on Form 10-K and the notes thereto.
     Use of Estimates. The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
     Investments in Real Estate. Investments in real estate are stated at cost, less accumulated depreciation, unless circumstances indicate that the cost cannot be recovered, in which case, an adjustment to the carrying value of the property is made to reduce it to its estimated fair value. The Company also reviews the impact of above and below market leases, in-place leases and lease origination costs for acquisitions and records an intangible asset or liability accordingly.
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
Carrying values for financial reporting purposes will be reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. When the carrying value of a property or land parcel is greater than its estimated fair value, based on the intended use and holding period, an impairment charge to earnings will be recognized for the excess over its estimated fair value less costs to sell. The intended use of an asset either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis will be based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value will be measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings will be recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment will be determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates will represent a rate commensurate with the indicated holding period with a premium layered on for risk. If available, current comparative sales values may also be used to establish fair value.
     Depreciation and Useful Lives of Real Estate and Intangible Assets. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets or liabilities. The following table reflects the standard depreciable lives typically used to compute depreciation and amortization. However, such depreciable lives may be different based on the estimated useful life of such assets or liabilities.

Description	Standard Depreciable Life
Land	Not depreciated
Building	40 years
Building Improvements	5-40 years
Tenant Improvements	Shorter of lease term or useful life
Leasing Costs	Lease term
Above/Below Market Leases	Lease term
     Cash and Cash Equivalents. Cash and cash equivalents is comprised of cash held in a major banking institution and other highly liquid short-term investments with original maturities of three months or less. Cash equivalents are generally invested in U.S. government securities, government agency securities or money market accounts.
     Revenue Recognition. The Company records rental revenue from operating leases on a straight-line basis over the term of the noncancelable leases and maintains an allowance for estimated losses that may result from the inability of its tenants to make required payments. If tenants fail to make contractual lease payments that are greater than the Company’s allowance for doubtful accounts, security deposits and letters of credit, then the Company may have to recognize additional doubtful account charges in future periods. The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis by reviewing their financial condition periodically as appropriate. Each period the Company reviews its outstanding accounts receivable, including straight-line rents, for doubtful accounts and provides allowances as needed. As of September 30, 2010, there was no allowance for doubtful accounts. The Company also records lease termination fees when a tenant has executed a definitive termination agreement with the Company and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to the Company. If a tenant remains in the leased space following the execution of a definitive termination agreement, the applicable termination will be deferred and recognized over the term of such tenant’s occupancy.
Tenant expense reimbursement income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenues during the same period the related expenses are incurred. Tenant expense reimbursement income recognized as rental revenues for the three months ended September 30, 2010 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010 was $113,000 and $186,000, respectively.
In connection with property acquisitions, the Company may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability, pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations, and amortized to rental revenues over the life of the related leases. The total net impact to rental revenues due to the amortization of above and below market rents, was a decrease of approximately $71,000 and $128,000, respectively, for the three months ended September 30, 2010 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010.
     Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. As of September 30, 2010 and December 31, 2009, deferred financing costs were $401,000 and $0, respectively, net of accumulated amortization.
     Mortgage Premiums and Discounts. Mortgage premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of September 30, 2010 and December 31, 2009, the net unamortized mortgage premiums were $715,000 and $0, respectively, and were included as a component of mortgage loans payable on the accompanying condensed consolidated balance sheets.
     Income Taxes. The Company intends to elect to be taxed as a REIT under the Code and intends to operate as such beginning with its taxable year ending December 31, 2010. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If it fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants it relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
     Fair Value of Financial Instruments. ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. ASC 820 requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).
As of September 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, accounts payable and deferred underwriting fee payable approximated their carrying values because of the short-term nature of these investments or liabilities. Cash equivalents of approximately $88.7 million were invested in short-term investments that would qualify as a Level 2 classification under the fair value hierarchy. Based on borrowing rates available to the Company at September 30, 2010, the carrying value and the estimated fair value of the mortgage loans payable were both approximately $17.9 million.

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
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company’s top five tenants as of September 30, 2010 are as follows:

				% of Total	Annualized	% of Total
				Rentable	Base Rent	Annualized
	Tenant	Leases	Square Feet	Square Feet	(000’s) [1]	Base Rent
1	Home Depot	2	413,092	25.5%	$1,874	19.7%
2	Precision Custom Coating	1	208,000	12.9%	1,577	16.6%
3	YRC, Inc.	1	121,551	7.5%	1,467	15.5%
4	Somerset Motors Partnership	2	62,400	3.9%	452	4.8%
5	Deeya Energy	1	52,675	3.3%	432	4.5%

	Total	7	857,718	53.1%	$5,802	61.1%

[1]	Annualized base rent is calculated as monthly base rent per the leases, as of September 30, 2010, multiplied by 12.
Note 4. Investments in Real Estate. During the period from February 16, 2010 (commencement of operations) to September 30, 2010, the Company acquired 27 industrial buildings containing approximately 1.6 million square feet. The total aggregate initial investment was approximately $102.1 million, which includes approximately $1.5 million in below market leases and mortgage premium intangible assets. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable, and were accounted for as asset acquisitions.
Note 5. Debt. On March 24, 2010, the Company consummated a $50.0 million senior revolving credit facility with KeyBank National Association as administrative agent, and KeyBanc Capital Markets Inc. in its capacity as the lead arranger that matures on March 22, 2013 (the “Facility”). The amount available under the Facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Interest on the Facility will generally be paid based upon, at the Company’s option, either (i) LIBOR, subject to a floor of 1.50%, plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the fed funds effective rate, or thirty-day LIBOR (incorporating the floor of 1.50%) plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 3.00% to 4.25%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. The Company has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Facility. As of September 30, 2010, there were no borrowings outstanding under the Facility and no properties were in the borrowing base. The Company was in compliance with its financial covenants at September 30, 2010.
The mortgage loans payable are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. During the period from February 16, 2010 (commencement of operations) to September 30, 2010, the Company assumed two mortgage loans payable totaling approximately $17.9 million, including mortgage premiums of $0.7 million. These mortgage loans bear interest at a weighted average fixed annual interest rate of 5.19% and mature between 2015 and 2017.

The scheduled principal payments of the Company’s credit facility and mortgage loans payable as of September 30, 2010 were as follows (dollars in thousands):

	Credit	Mortgage Loans
	Facility	Payable	Total Debt
2010 (three months)	$—	$163	$163
2011	—	677	677
2012	—	718	718
2013	—	761	761
2014	—	806	806
Therafter	—	14,039	14,039

Subtotal	—	17,164	17,164
Unamortized net premiums	—	715	715

Total	$—	$17,879	$17,879

Note 6. Stockholders’ Equity. The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock. $0.01 par value per share. As of September 30, 2010, 9,258,430 shares of common stock were issued and outstanding, including 146,430 non-vested restricted stock awards, and no shares of preferred stock were issued and outstanding.
During the period from February 16, 2010 (commencement of operations) through September 30, 2010, the Company’s executive officers, employees and directors were granted an aggregate of 146,430 shares of restricted common stock with an aggregate initial value of approximately $2.9 million, net of forfeitures. The vesting periods for the restricted shares range from one to five years.
In connection with the completion of the IPO on February 16, 2010, the Company issued 12,000 shares of common stock to Terreno Capital Partners LLC, an entity owned by the Company’s executive officers, in exchange for the contribution of fixed assets to the Company with a net book value of $240,000.
As of September 30, 2010, there were approximately 308,570 shares of common stock available for issuance as restricted stock grants, unrestricted stock awards or performance shares under the Company’s 2010 Equity Incentive Plan. As of September 30, 2010, approximately 146,430 non-vested stock awards were outstanding under the plan. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to September 30, 2010 ranged from $19.65 to $20.00. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s stock on the date of grant. As of September 30, 2010, the Company had approximately $2.4 million of total unrecognized compensation cost related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 4.1 years.
Note 7. Net Loss Per Share. Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Our nonvested restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the three months ended September 30, 2010 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010.

Note 8. Commitments and Contingencies
     Deferred Underwriting Commissions. Underwriting commissions incurred in connection with the Company’s IPO are reflected as a reduction of additional paid in capital in the amount of $10.5 million. The underwriters deferred approximately $7.0 million of their underwriting commissions until such time as the Company purchases assets in accordance with its investment strategy described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 with an aggregate price (including the amount of any outstanding indebtedness assumed or incurred by the Company) at least equal to the net proceeds from the IPO. The deferred underwriting commissions and other unpaid offering costs are reflected in deferred underwriting fee payable. As of September 30, 2010, the Company had paid approximately $3.5 million in underwriting commissions.
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
     Contractual Commitments. Subsequent to September 30, 2010, the Company entered into three contracts with third-party sellers to acquire industrial properties. The Company closed on one of the properties under contract, consisting of one building located in South San Francisco aggregating approximately 20,000 square feet for a purchase price of approximately $2.6 million. There is no assurance that the Company will acquire the remaining properties under contract because the proposed acquisitions are subject to a variety of factors, including the satisfaction of customary closing conditions. The following table summarizes certain information with respect to the remaining two properties the Company has under contract:

			Purchase
	Number of		Price (in	Assumed Debt
Market	Buildings	Square Feet	thousands)	(in thousands)
Los Angeles Area	—	—	$—	$—
Miami Area	—	—	—	—
Northern New Jersey/New York	—	—	—	—
San Francisco Bay Area	2	86,000	6,275	—
Seattle Area	1	138,000	8,275	—
Washington, D.C/Baltimore	—	—	—	—

Total/Weighted Average	3	224,000	$14,550	$—

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
Overview
     Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) is an internally managed Maryland corporation focused on acquiring, owning and operating industrial real estate located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. We intend to invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. As of September 30, 2010, we owned 27 buildings aggregating approximately 1.6 million square feet. We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ending December 31, 2010.
     The following table summarizes the properties owned by us as of September 30, 2010:

Market	Number of Buildings	Square Feet	% of Total Rentable Square Feet	Occupancy Percentage as of September 30, 2010	Annualized Base Rent (000’s)[1]	% of Total Annualized Base Rent	Weighted Average Remaining Lease Term (Years)
Los Angeles Area	2	122,000	7.6%	100.0%	$1,467	15.5%	9.8
Miami Area	—	—	—	—	—	—	—
Northern New Jersey/New York	20	1,202,000	74.3%	88.3%	5,867	61.8%	3.8
San Francisco Bay Area	5	293,000	18.1%	76.0%	2,157	22.7%	1.6
Seattle Area	—	—	—	—	—	—	—
Washington, D.C/Baltimore	—	—	—	—	—	—	—

Total/Weighted Average	27	1,617,000	100.0%	86.9%	$9,491	100.0%	4.2

[1]	Annualized base rent is calculated as monthly base rent per the leases, as of September 30, 2010, multiplied by 12.
Financial Condition and Results of Operations
     We commenced operations upon the completion of our initial public offering and the concurrent private placement on February 16, 2010.
     Revenue. We earned rental revenues of approximately $0.6 million and $1.0 million for the three months ended September 30, 2010 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010, respectively, representing income from the acquisition of 27 buildings, which we acquired from March 26, 2010 to September 29, 2010. We recognized straight-line rents and amortization of lease intangibles of $(71,000) and $(120,000) for the three months ended September 30, 2010 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010, respectively.
     General and administrative expenses. We recorded general and administrative expenses of approximately $1.2 million and $2.9 million for the three months ended September 30, 2010 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010, respectively, which represents overhead costs of the Company and includes stock compensation amortization of approximately $226,000 and $556,000, respectively.
     Acquisition costs. We recorded acquisition costs of approximately $1.6 million and $1.9 million for the three months ended September 30, 2010 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010, respectively, which consisted of costs incurred in the pursuit and acquisition of properties.
     We incurred a net loss of $2.7 million and $4.8 million for the three months ended September 30, 2010 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010, respectively.

Recent Developments
     On February 16, 2010, we completed both our initial public offering of 8,750,000 shares of our common stock and a concurrent private placement of an aggregate of 350,000 shares of our common stock to our executive officers at a price per share of $20.00. The net proceeds of our initial public offering were approximately $162.8 million after deducting the full underwriting discount of approximately $10.5 million and other estimated offering expenses of approximately $1.7 million. The underwriters agreed to forego the receipt of payment of $0.80 per share, or approximately $7.0 million in the aggregate, until such time as we purchase assets in accordance with our investment strategy described in our Annual Report on Form 10-K for the year ended December 31, 2009, with an aggregate purchase price (including the amount of any outstanding indebtedness assumed or incurred by us) at least equal to the net proceeds from our initial public offering (after deducting the full underwriting discount and other estimated offering expenses payable by us), at which time, we have agreed to pay the underwriters the remainder of the underwriting discount. We received net proceeds of approximately $7.0 million from our concurrent private placement. In the aggregate, we had approximately $169.8 million in cash available to execute our business strategy upon completion of our initial public offering and the concurrent private placement on February 16, 2010.
     During the period from February 16, 2010 (commencement of operations) to September 30, 2010, we acquired 27 industrial buildings containing approximately 1.6 million square feet. The total aggregate investment was approximately $102.1 million, which includes approximately $1.5 million in below market leases and mortgage premium intangible assets. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable. The following table sets forth the industrial properties we acquired during the period from February 16, 2010 (commencement of operations) to September 30, 2010:

		Number of		Acquisition Cost
Property Name	Location	Buildings	Square Feet	(in thousands) [1]
Fortune/Qume	San Jose, CA	1	72,000	$5,550
Warm Springs I and II	Fremont, CA	2	140,000	7,264
Lawrence	South San Francisco, CA	2	81,000	9,899
Rialto	San Bernardino, CA	2	122,000	12,152
Maltese	Totowa, NJ	1	208,000	16,500
Middlebrook	Bound Brook, NJ	18	581,000	28,302
130 Interstate	South Brunswick, NJ	1	413,000	22,450

Total		27	1,617,000	$102,117

[1]	Excludes acquisition costs totaling approximately $1.9 million.
     On March 24, 2010, we consummated a three-year, $50.0 million senior revolving credit facility (the “Facility”) with KeyBank National Association, as administrative agent, and KeyBanc Capital Markets Inc., in its capacity as the lead arranger, to finance acquisitions and for working capital requirements. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Facility. There are currently no amounts outstanding under the Facility and no properties are in the borrowing base.
     During the period from February 16, 2010 (commencement of operations) to September 30, 2010, we assumed two mortgage loans payable totaling approximately $17.9 million, including mortgage premiums of approximately $0.7 million. These mortgage loans bear interest at a weighted average fixed annual interest rate of 5.19% and mature between 2015 and 2017.
Liquidity and Capital Resources
     The primary objective of our financing strategy is to maintain financial flexibility with a conservative capital structure using retained cash flows, long-term debt and the issuance of common and perpetual preferred stock to finance our growth. Over the long-term, we intend to:

•	limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding perpetual preferred stock to less than 40% of our total enterprise value;

•	maintain a fixed charge coverage ratio in excess of 2.0x;

•	limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness; and

•	have staggered debt maturities that are aligned to our expected average lease term (5-7 years), positioning us to re-price parts of our capital structure as our rental rates change with market conditions.
     We intend to preserve a flexible capital structure with a long-term goal to obtain an investment grade rating and be in a position to issue unsecured debt and perpetual preferred stock. Prior to attaining an investment grade rating, we intend to primarily utilize non-recourse debt secured by individual properties or pools of properties with a targeted maximum loan-to-value of 60% at the time of financing, or recourse bank term loans and credit facilities. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.
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
     As of September 30, 2010, our market equity capitalization was as follows:

Market Equity Capitalization as of September 30, 2010
Security	Shares Outstanding[1]	Market Price [2]	Market Value
Common Stock	9,258,430	$18.22	$168,688,595

[1]	Includes 146,430 shares of unvested restricted stock

[2]	Closing price of our shares of common stock on the New York Stock Exchange on September 30, 2010 in dollars per share
     We have a $50.0 million Facility that matures on March 22, 2013. The amount available under the Facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Interest on the Facility will generally be paid based upon, at our option, either (i) LIBOR, subject to a floor of 1.50%, plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the fed funds effective rate, or thirty-day LIBOR (incorporating the floor of 1.50%) plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 3.00% to 4.25%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Facility. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the senior revolving credit facility. As of September 30, 2010, there were no borrowings outstanding and no properties were in the borrowing base under the Facility. We were in compliance with our financial covenants under the Facility at September 30, 2010.
     As of September 30, 2010, we had outstanding mortgage loans payable of approximately $17.9 million and held cash and cash equivalents totaling approximately $91.5 million.
     The following table summarizes our debt maturities, principal payments and capitalization ratios as of September 30, 2010 (dollars in thousands):

		Mortgage
		Loans
	Credit Facility	Payable	Total Debt
2010 (three months)	$—	$163	$163
2011	—	677	677
2012	—	718	718
2013	—	761	761
2014	—	806	806
Therafter	—	14,039	14,039

Subtotal	—	17,164	17,164
Unamortized net premiums	—	715	715

Total	$—	$17,879	$17,879

Total Debt-to-Gross Investments in Real Estate [1]			17.5%

Total Debt-to-Total Market Capitalization [2]			9.6%

Weighted Average Interest Rate			5.2%

Weighted Average Maturity (years)			5.3

[1]	Total debt-to-gross investments in real estate is calculated as total debt divided by gross investments in real estate as of September 30, 2010.

[2]	Total debt-to-total market capitalization is calculated as total debt divided by market equity plus total debt as of September 30, 2010.
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
     Subsequent to September 30, 2010, we entered into three contracts with third-party sellers to acquire industrial properties. We closed on one of the properties under contract, consisting of one building located in South San Francisco aggregating approximately 20,000 square feet for a purchase price of approximately $2.6 million.

There is no assurance that we will acquire the remaining properties under contract because the proposed acquisitions are subject to a variety of factors, including the satisfaction of customary closing conditions. The following table summarizes certain information with respect to the remaining two properties we have under contract:

			Purchase
	Number of		Price (in	Assumed Debt
Market	Buildings	Square Feet	thousands)	(in thousands)
Los Angeles Area	—	—	$—	$—
Miami Area	—	—	—	—
Northern New Jersey/New York	—	—	—	—
San Francisco Bay Area	2	86,000	6,275	—
Seattle Area	1	138,000	8,275	—
Washington, D.C/Baltimore	—	—	—	—

Total/Weighted Average	3	224,000	$14,550	$—

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
     The following table reflects the calculation of FFO reconciled from net loss available to common stockholders for the three months ended September 30, 2010 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010:

		Period from
		February 16, 2010
	For the Three	(Commencement of
	Months Ended	Operations) to
	September 30, 2010	September 30, 2010
	(Unaudited)	(Unaudited)
Net loss available to common stockholders	$(2,704)	$(4,792)
Depreciation and amortization
Total depreciation and amortization	242	427
Non-real estate depreciation	(29)	(57)

Funds from operations	$(2,491)	$(4,422)

Basic and diluted FFO per common share	$(0.27)	$(0.49)

Weighted average basic and diluted common shares	9,112,000	9,112,000

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As of September 30, 2010, there were no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject, the determination of which the Company anticipates would have a material effect upon its financial condition and results of operations.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On February 9, 2010, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-11 (File No. 333-163016) in connection with the Company’s initial public offering, pursuant to which the Company registered and sold 8,750,000 shares of the Company’s common stock. The offering was completed on February 16, 2010. The Company will invest the net proceeds of its initial public offering and concurrent private placement in industrial properties in accordance with its investment strategy as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and for general business purposes.
     Prior to the full investment of the net offering proceeds in industrial properties, the Company will continue to invest the net proceeds in interest-bearing short-term U.S. government and government agency securities, which are consistent with our intention to qualify as a REIT. These initial investments are expected to provide a lower net return than the Company will seek to achieve from investments in industrial properties. As of September 30, 2010, we have used net proceeds to acquire 27 industrial buildings for an aggregate purchase price of approximately $100.6 million, which includes assumed mortgage loans payable.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Exhibit Description
10.1	Agreement of Purchase and Sale, dated as of September 30, 2010, between 130 Interstate Blvd., LLC and Terreno Realty LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2010).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation
November 12, 2010	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

November 12, 2010	By:	/s/ Michael A. Coke
Michael A. Coke
President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Exhibit Description
10.1	Agreement of Purchase and Sale, dated as of September 30, 2010, between 130 Interstate Blvd., LLC and Terreno Realty LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2010).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.