Form 10-K
period 2010-12-31
Terreno Realty Corp
filed 2011-02-24
CIK 1476150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter: $153,748,125.

The registrant had 9,262,778 shares of its common stock, $0.01 par value per share, outstanding as of February 15, 2011.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its Annual Meeting of Stockholders, which the registrant anticipates will be filed no later than 120 days after the end of its 2010 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K
for the Year Ended December 31, 2010

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, “seek”, and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the factors included in this Annual Report on Form 10-K, including those set forth under the headings “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	our limited operating history;

•	our ability to identify and acquire industrial properties on terms favorable to us;

•	general volatility of the capital markets and the market price of our common stock;

•	adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;

•	our dependence on key personnel and our reliance on third parties to property manage our industrial properties;

•	general economic conditions;

•	our dependence upon tenants;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	our inability to manage our growth effectively;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs;

•	declining real estate valuations and impairment charges;

•	our expected leverage, our failure to obtain necessary outside financing, and future debt service obligations;

•	estimates related to our ability to make distributions to our stockholders;

•	our failure to successfully hedge against interest rate increases;

•	our failure to successfully operate acquired properties;

•	our failure to qualify or maintain our status as a real estate investment trust (“REIT”) and possible adverse changes to tax laws;

•	uninsured or underinsured losses relating to our properties;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

PART I

Item 1.	Business

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our,” “our company” or “the company”) is an internally managed Maryland corporation focused on acquiring, owning and operating industrial real estate located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2010, we owned a total of 33 buildings in five of the above markets aggregating approximately 2.4 million square feet, which we purchased for an aggregate purchase price of approximately $134.4 million, including the assumption of mortgage loans payable of approximately $17.9 million. As of December 31, 2010, our tenants Home Depot, Precision Custom Coating and YRC, Inc. accounted for approximately 17.4%, 14.9% and 11.5%, respectively, of our total annualized base rent.

We were incorporated in November 2009 and on February 16, 2010, we completed both our initial public offering of 8,750,000 shares of our common stock and a concurrent private placement of an aggregate of 350,000 shares of our common stock to our executive officers at a price per share of $20.00. We estimate that the net proceeds of our initial public offering were approximately $162.8 million after deducting the full underwriting discount of approximately $10.5 million and other estimated offering expenses of approximately $1.7 million. The underwriters agreed to forego the receipt of payment of $0.80 per share, or approximately $7.0 million in the aggregate, until such time as we purchase assets in accordance with our investment strategy as described in this Annual Report on Form 10-K with an aggregate purchase price (including the amount of any outstanding indebtedness assumed or incurred by us) at least equal to the net proceeds from our initial public offering (after deducting the full underwriting discount and other estimated offering expenses payable by us), at which time, we have agreed to pay the underwriters the remainder of the underwriting discount. We received net proceeds of approximately $7.0 million from our concurrent private placement. In the aggregate, we had approximately $169.8 million in cash available to execute our business strategy upon completion of our initial public offering and the concurrent private placement on February 16, 2010.

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

Our Investment Strategy

We invest in industrial properties located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore.

As described in more detail in the table below, we invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate.

Industrial Facility General Characteristics

Warehouse / distribution

•	Single and multiple tenant facilities that typically serve tenants greater than 30,000 square feet of space

•	Less than 10% office space

•	Typical clear height from 18 feet to 36 feet

•	May include production/manufacturing areas

•	Adequate interior access via dock high and/or grade level doors

•	Adequate truck court for large and small truck distribution options, possibly including staging for a high volume of truck activity and/or trailer storage

Flex (including light industrial and R&D)

•	Single and multiple tenant facilities that typically serve tenants less than 30,000 square feet of space

•	Facilities generally accommodate both office and warehouse/manufacturing activities

•	Typically has a larger amount of office space and shallower bay depths than warehouse/distribution facilities

•	Adequate parking consistent with increased office use

•	Adequate interior access via grade level and/or dock high doors

•	Staging for moderate truck activity

•	Sometimes has a showroom, service center, or assembly/light manufacturing component

•	Enhanced landscaping

Trans-shipment

•	Includes truck terminals, cross docking and airport on-tarmac facilities, which serve both single and multiple tenants

•	Typically has a high number of dock high doors, shallow bay depth and lower clear height

•	Staging for a high volume of truck activity and trailer storage

We selected our target markets by drawing upon the experiences of our management team investing and operating in over 50 global industrial markets located in North America, Europe and Asia and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, potential long term increases in carbon prices and other factors. We believe that our target markets have attractive long term investment attributes. We target assets with characteristics that include, but are not limited to, the following:

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

In general, we utilize local third party property managers for day-to-day property management. We believe outsourcing property management is cost effective and provides us with operational flexibility to scale our investments within any chosen market. We currently manage one of our properties directly and may directly manage other properties in the future if we determine such direct property management is in our best interest.

While not prohibited from doing so, we have no current intention to acquire industrial land or to pursue ground up development. However, we may pursue redevelopment opportunities of properties that we own.

We expect the significant majority of our investments will be equity interests in individual properties or portfolios of properties. We may also acquire industrial properties through the acquisition of other corporations or entities that own industrial real estate. We will opportunistically target investments in debt secured by industrial real estate that would otherwise meet our investment criteria with the intention of ultimately acquiring the underlying real estate. We currently do not intend to target specific percentages of holdings of particular types of industrial properties. This expectation is based upon prevailing market conditions and may change over time in response to different prevailing market conditions.

We acquire assets based on their anticipated total return, which consists of income and any capital appreciation. We currently expect to be a long-term owner in our properties, but we may sell properties at any time, subject to REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”), including the prohibited transaction rules, if our management determines it is in our best interests to do so.

Competitive Strengths

We believe we distinguish ourselves from our competitors through the following competitive advantages:

•	Focused Investment Strategy. We selected our six target markets based upon the experiences of our management team’s investing and operating in over 50 global industrial markets located in North America, Europe and Asia and also in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, potential long term increases in carbon prices and other factors.

•	Conservative Targeted Leverage with Growth Oriented Capital Structure. We expect to maintain financial flexibility and a conservative capital structure using retained cash flows, long-term debt and the issuance of common and perpetual preferred stock to finance our growth. Over the long-term, we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding preferred stock to less than 40% of our total enterprise value and to maintain a fixed charge coverage ratio in excess of 2.0x.

•	Highly Aligned Compensation Structure. We believe that executive compensation should be closely aligned with long term stockholder value creation. As a result, all of the incentive compensation of our executive officers will be based solely on our total stockholder return exceeding certain rolling targets versus benchmarks. Our executive officers will not be eligible to receive any payouts under our long-term incentive program until early 2012. Our executive officers also purchased in the aggregate 350,000 shares of our common stock at a price per share of $20 in a private placement concurrently with our initial public offering.

•	Commitment to Strong Corporate Governance. We are committed to strong corporate governance, as demonstrated by the following:

•	all members of our board of directors will serve annual terms;

•	we have adopted a majority voting standard in non-contested director elections;

•	we have opted out of two Maryland anti-takeover provisions and, in the future, we may not opt back in to these provisions without stockholder approval;

•	we designed our ownership limits solely to protect our status as a REIT and not for the purpose of serving as an anti-takeover device; and

•	we have no stockholder rights plan. In the future, we will not adopt a stockholder rights plan unless our stockholders approve in advance the adoption of a plan or, if adopted by our board of directors, we will submit the stockholder rights plan to our stockholders for a ratification vote within 12 months of adoption or the plan will terminate.

Our Financing Strategy

The primary objective of our financing strategy is to maintain financial flexibility with a conservative capital structure using retained cash flows, long-term debt and the issuance of common and perpetual preferred stock to finance our growth. Over the long term, we intend to:

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

Our Corporate Structure

We were organized as a Maryland corporation on November 6, 2009. We are not structured as an Umbrella Partnership Real Estate Investment Trust, or UPREIT. We own our properties indirectly through subsidiaries and may utilize one or more taxable REIT subsidiaries as appropriate.

Our Tax Status

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year that ended on December 31, 2010. We believe that our organization and method of operation has enabled and will continue to enable us to meet the requirements for qualification and taxation as a REIT for federal income tax purposes. To maintain REIT status we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our net taxable income to our stockholders, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on REIT taxable income we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property and the income of our taxable REIT subsidiaries, if any, will be subject to taxation at regular corporate rates.

Competition

We believe the current market for industrial real estate acquisitions to be competitive. We compete for real property investments with pension funds and their advisors, bank and insurance company investment accounts, other public and private real estate investment companies, real estate limited partnerships, owner-users, individuals and other entities engaged in real estate investment activities, some of which have greater financial resources than we do. In addition, we believe the leasing of real estate to be highly competitive. We experience competition for customers from owners and managers of competing properties. As a result, we may have to provide free rental periods, incur charges for tenant improvements or offer other inducements, all of which may have an adverse impact on our results of operations.

Environmental Matters

The industrial properties that we own and will acquire are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur these costs even after we sell some of our properties. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

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

We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. We generally obtain “Phase I environmental site assessments”, or ESAs, on each property prior to acquiring it. However, these ESAs may not reveal all environmental costs that might have a material adverse effect on our business, assets, results of operations or liquidity and may not identify all potential environmental liabilities.

In general, we utilize local third party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues.

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

Employees

We currently have nine employees. None of our employees is a member of any union.

Available Information

We maintain an internet website at the following address: http://terreno.com. The information on our website is neither part of nor incorporated by reference in this Annual Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission, or SEC, in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and exhibits and amendments to these reports, and Section 16 filings. Our Code of Business Conduct and Ethics is also available on our website. We intend to disclose any amendments or waivers to our Code of Business Conduct and Ethics that apply to any of our executive officers on our website. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Item 1A.	Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be adversely affected. Investors should also refer to our quarterly reports on Form 10-Q and current reports on Form 8-K for updates to these risk factors.

Risks Related to Our Business and Our Properties

We have a limited operating history and may not be able to successfully operate our business.

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

If we cannot obtain additional financing, our growth will be limited.

If adverse conditions in the credit markets — in particular with respect to real estate — materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in industrial properties will be limited if we cannot obtain additional financing on favorable terms. In the future, we will rely on debt financing, including borrowings under our senior revolving credit facility, issuances of unsecured debt securities and debt secured by individual properties, to finance our acquisition activities and for working capital. If we are unable to obtain debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. Market conditions may make it difficult to obtain additional financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

In addition, to qualify as a REIT, we will be required to distribute at least 90% of our taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our stockholders, and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and development, if any, or other capital expenditures will be limited. As of December 31, 2010, we had an $80.0 million senior revolving credit facility to finance acquisitions and for working capital requirements. Terreno guarantees the obligations of the borrower (a wholly-owned subsidiary) under the senior revolving credit facility. The senior revolving credit facility matures on March 22, 2013 and there were no outstanding borrowings as of December 31, 2010.

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

A substantial part of our business plan is based on our belief that industrial operating fundamentals are expected to improve over the next several years. We cannot assure you as to whether or when industrial operating fundamentals will in fact improve or to what extent they improve. In the event conditions in the industry do not improve when and as we expect, or deteriorate, our ability to execute our business plan may be adversely affected.

Our investments are concentrated in the industrial real estate sector, and our business would be adversely affected by an economic downturn in that sector.

Our investments in real estate assets are concentrated in the industrial real estate sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.

Events or occurrences that affect areas in which our properties are located may impact financial results.

In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions of the specific markets in which we currently or expect to operate. If the downturn in the economy in the real estate market or any of our markets persists and we fail to accurately predict the timing of economic improvement in these markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially adversely affected. As of December 31, 2010, approximately 60.6% of our buildings were located in the Northern New Jersey / New York Area, representing approximately 55.5% of our total annualized base rent.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

We cannot assure you that leases at our properties will be renewed or that such properties will be re-leased at net effective rental rates equal to or above the then current average net effective rental rates. If the rental rates for our properties decrease, our tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases are scheduled to expire, our financial condition, results of operations, cash flows, cash available for distribution to you, per share trading price of our common stock and our ability to satisfy our debt service obligations could be materially adversely affected. In addition, if we are unable to renew leases or re-lease a property, the resale value of that property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We face potential adverse effects from the bankruptcies or insolvencies of tenants.

We are dependent on tenants for our revenues. The bankruptcy or insolvency of the tenants at our properties may adversely affect the income produced by our properties. The tenants, particularly those that are highly leveraged, could file for bankruptcy protection or become insolvent in the future. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy. On the other hand, a bankrupt tenant may reject and terminate its lease with us. In such case, our claim against the bankrupt tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flows and results of operations and could cause us to reduce the amount of distributions to stockholders.

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

We review the carrying value of our properties when circumstances, such as adverse market conditions, indicate potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses would have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations, cash available for distribution, including cash available for us to pay distributions to our stockholders and per share trading price of our common stock.

We utilize local third party managers for day-to-day property management.

In general, we utilize local third party managers for day-to-day property management, although we currently manage one of our properties directly and may directly manage one or more of our properties in the future. To the extent we utilize third party managers, our cash flows from our industrial properties may be adversely affected if our managers fail to provide quality services. In addition, our managers or their affiliates may manage, and in some cases may own, invest in or provide credit support or operating guarantees to industrial properties that compete with our industrial properties, which may result in conflicts of interest and decisions regarding the operation of our industrial properties that are not in our best interests.

Our real estate redevelopment strategies may not be successful.

In connection with our business strategy, we may pursue redevelopment opportunities or construct improvements of industrial properties that we own. We will be subject to risks associated with our redevelopment and renovation activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

We may not have funding for future tenant improvements.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings in the future, it is likely that, in order to attract one or more new tenants, we will be required to expend funds to construct new tenant improvements in the vacated space. Although we intend to manage our cash position or financing availability to pay for any improvements required for re-leasing, we cannot assure our stockholders that we will have adequate sources of funding available to us for such purposes in the future.

Debt service obligations could adversely affect our overall operating results, may require us to sell industrial properties and could adversely affect our ability to make distributions to our stockholders and the market price of our shares of common stock.

Our business strategy contemplates the use of both non-recourse secured and unsecured debt to finance long-term growth. As of December 31, 2010, we had total debt outstanding of $17.7 million, all of which consisted of mortgage loans payable. While over the long-term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 40% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. Over the long-term, we also intend to maintain a fixed charge coverage ratio in excess of 2.0x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness. Our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:

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

If we incur additional debt in the future, including debt under our senior revolving credit facility, and do not have sufficient funds to repay such debt at maturity, it may be necessary to refinance the debt through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flows, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of industrial properties on disadvantageous terms, potentially resulting in losses. We may place mortgages on our properties that we own to secure a revolving credit facility or other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our industrial properties that may be pledged to secure our obligations to foreclosure. Also, covenants applicable to any future debt could impair our planned investment strategy and, if violated, result in a default.

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

Our senior revolving credit facility and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, covenants that could limit our operations and our ability to make distributions to our stockholders.

As of December 31, 2010, we had an $80.0 million senior revolving credit facility that matures on March 22, 2013. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the senior revolving credit facility. Our senior revolving credit facility and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. In addition, the failure of both our chief executive officer and our president and chief financial officer or any successors approved by the administrative agent to continue to be active in our day-to-day management constitutes an event of default under our senior revolving credit facility. We have 120 days under our senior revolving credit facility to hire a successor executive reasonably satisfactory to the administrative agent in the event that both our chief executive officer and our president and chief financial officer or any successors cease to be active in our management. If we violate covenants or if there is an event of default under our senior revolving credit facility, our existing mortgage loans payable or in our future agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all.

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

We may acquire outstanding debt secured by an industrial property from lenders and investors if we believe we can acquire ownership of the underlying property in the near-term through foreclosure, deed-in-lieu of foreclosure or other means. However, if we do acquire such debt, borrowers may seek to assert various defenses to our foreclosure or other actions and we may not be successful in acquiring the underlying property on a timely basis, or at all, in which event we could incur significant costs and experience significant delays in acquiring such properties, all of which could adversely affect our financial performance and reduce our expected returns from such investments. In addition, we may not earn a current return on such investments particularly if the loan that we acquire is in default.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap contracts and swap agreements. These agreements involve the risks that these arrangements may not be effective in reducing our exposure to exchange or interest rate changes and that a court could rule that such agreements are not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase, our cash flows will be impacted, and our ability to pay expected distributions to our stockholders could be adversely affected.

Actions of our joint venture partners could negatively impact our performance.

We may acquire and/or redevelop properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Such investments may involve risks not otherwise present with other methods of investment in real estate. We generally will seek to maintain sufficient control of our partnerships, limited liability companies and joint ventures to permit us to achieve our business objectives; however, we may not be able to do so, which could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

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

In order to avoid any actual or perceived conflicts of interest with our directors, officers or employees, we have adopted certain policies to specifically address some of the potential conflicts relating to our activities. In addition, our board of directors is subject to certain provisions of Maryland law, which are also designed to eliminate or minimize conflicts. Although under these policies the approval of a majority of our disinterested directors is required to approve any transaction, agreement or relationship in which any of our directors, officers or employees has an interest, there is no assurance that these policies will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal controls over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, there can be no guarantee that our internal controls over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal controls over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Risks Related to the Real Estate Industry

Our performance and value are subject to general economic conditions and risks associated with our real estate assets.

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of our properties may be adversely affected by:

•	downturns in national, regional and local economic conditions (particularly increases in unemployment);

•	the attractiveness of our properties to potential tenants and competition from other industrial properties;

•	changes in supply of or demand for similar or competing properties in an area;

•	bankruptcies, financial difficulties or lease defaults by the tenants of our properties;

•	changes in interest rates, availability and terms of debt financing;

•	changes in operating costs and expenses and our ability to control rents;

•	changes in, or increased costs of compliance with, governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder;

•	our ability to provide adequate maintenance and insurance;

•	changes in the cost or availability of insurance, including coverage for mold or asbestos;

•	unanticipated changes in costs associated with known adverse environmental conditions or retained liabilities for such conditions;

•	periods of high interest rates and tight money supply;

•	tenant turnover;

•	general overbuilding or excess supply in the market area; and

•	disruptions in the global supply chain caused by political, regulatory or other factors including terrorism.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or public perception that any of these events may occur, would result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Future terrorist attacks may result in declining economic activity, which could reduce the demand for, and the value of, our properties. To the extent that future attacks impact the tenants of our properties, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties.

We compete with other developers, owners and operators of real estate, some of which own properties similar to our properties in the same markets and submarkets in which the properties we own are located. If our competitors offer space at rental rates below current market rates or below the rental rates we will charge the tenants of our properties, we may lose potential tenants, and we may be pressured to reduce our rental rates in order to retain tenants when such tenants’ leases expire. In addition, if our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at all or at favorable pricing or on favorable terms. As a result of these actions by our competitors, our financial condition, cash flows, cash available for distribution, trading price of our common stock and ability to satisfy our debt service obligations could be materially adversely affected.

Real estate investments are not as liquid as other types of assets, which may reduce economic returns to investors.

Real estate investments are not as liquid as other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic, financial, investment or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. In addition, we intend to comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax bases and the costs of improvements made to these properties, and meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets or contribute assets to property funds or other entities in which we have an ownership interest may be restricted. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic, financial, investment or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the market price of, our common stock.

Uninsured or underinsured losses relating to real property may adversely affect our returns.

We will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.

We own properties in the Los Angeles Area, the San Francisco Bay Area and the Seattle Area, which are located in areas that are known to be subject to earthquake activity. Although we carry replacement-cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable, we may not be able to obtain coverage to cover all losses with respect to such properties on economically favorable terms, which could expose us to uninsured casualty losses. We intend to evaluate our earthquake insurance coverage annually in light of current industry practice.

We own properties in the Seattle Area, which is known to be subject to flood risk, and in the Miami Area, which is known to be subject to hurricane and/or flood risk. Although we carry replacement-cost hurricane and/or flood hazard insurance on all of our properties located in areas historically subject to such activity, subject to coverage limitations and deductibles that we believe are commercially reasonable, we may not be able to obtain coverage to cover all losses with respect to such properties on economically favorable terms, which could expose us to uninsured casualty losses. We intend to evaluate our insurance coverage annually in light of current industry practice.

Contingent or unknown liabilities could adversely affect our financial condition.

We may own or acquire properties that are subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of any of these entities or properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows. Unknown liabilities with respect to entities or properties acquired might include:

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

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resource or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.

We invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties may be adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties may be on or are adjacent to or near other properties upon which others, including former owners or tenants of such properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances. As needed, we may obtain environmental insurance policies on commercially reasonable terms that provide coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

We generally obtain Phase I environmental site assessments on each property prior to acquiring it and we generally anticipate that the properties that we may acquire in the future may be subject to a Phase I or similar environmental assessment by independent environmental consultants at the time of acquisition. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. Even if none of our environmental assessments of our properties reveal an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole, we cannot give any assurance that such conditions do not exist or may not arise in the future. Material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Costs of complying with governmental laws and regulations with respect to our properties may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Tenants’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Leasing our properties to tenants that engage in industrial, manufacturing, and commercial activities will cause us to be subject to the risk of liabilities under environmental laws and regulations. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, the operations of the tenants of our properties, the existing condition of the land, operations in the vicinity of such properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect such properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay will reduce our ability to make distributions and may reduce the value of our common stock. In addition, changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur.

The impacts of climate-related initiatives at the U.S. federal and state levels remain uncertain at this time but could result in increased operating costs.

Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns over contributions to climate change. We believe that comprehensive federal legislative efforts to create an economy-wide cap-and-trade program for GHG emissions are unlikely to advance in the current Congress. However, the United States Environmental Protection Agency, or EPA, is moving to regulate GHG emissions from large stationary sources, including electricity producers, and mobile sources, through fuel efficiency and other requirements, using its existing authority under the Clean Air Act. Moreover, certain state and regional programs, such as those adopted by California and the Regional Greenhouse Gas Initiative of various northeastern states, are being implemented to require reductions in GHG emissions. Any additional taxation or regulation of energy use, including as a result of (i) the regulations that EPA has proposed or may propose in the future, (ii) state programs and regulations, or (iii) renewed GHG legislative efforts by future Congresses, could result in increased operating costs that we may not be able to effectively pass on to our tenants. In addition, any increased regulation of GHG emissions could impose substantial costs on our tenants. These costs include, for example, an increase in the cost of the fuel and other energy purchased by our tenants and capital costs associated with updating or replacing their trucks earlier than planned. Any such increased costs could impact the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.

We are exposed to the potential impacts of future climate change and climate-change related risks.

We may be exposed to potential physical risks from possible future changes in climate. Our properties may be exposed to rare catastrophic weather events, such as severe storms or floods. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase.

Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.

Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, including removing access barriers, then our cash flows and the amounts available for distributions to our stockholders may be adversely affected. If we are required to make substantial modifications to our properties, whether to comply with the Americans with Disabilities Act or other changes in governmental rules and regulations, our financial condition, cash flows, results of operations, the market price of our shares of common stock and our ability to make distributions to our stockholders could be adversely affected.

We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect the return on an investment in our common stock.

We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment objectives. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure our stockholders that we will be able to sell such properties at a profit in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

If we decide to sell any of our properties, we presently intend to sell them for cash. However, if we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders and result in litigation and related expenses. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed of.

Risks Related to Our Organizational Structure

Our board of directors may change significant corporate policies without stockholder approval.

Our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of the board of directors without a vote of our stockholders. In addition, the board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal and regulatory requirements, including the listing standards of the New York Stock Exchange (the “NYSE”). A change in these policies could have an adverse effect on our financial condition, results of operations, cash flows, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay distributions to you.

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

We believe that our organization and method of operation has enabled and will continue to enable us to meet the requirements for qualification and taxation as a REIT. However, we cannot assure you that we will qualify as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

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

In addition, if we fail to qualify as a REIT, we will no longer be required to pay distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock.

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

In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our net taxable income including any net capital gain. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

Dividends payable by REITs generally do not qualify for reduced tax rates.

The maximum tax rate for dividends payable to individual U.S. stockholders is currently 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Any TRS of ours will pay federal, state and local income tax on its taxable income, and its after-tax net income will be available (but not required) to be distributed to us. We anticipate that the aggregate value of any TRS stock and securities owned by us will be significantly less than 25% of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 25% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. No assurance, however, can be given that we will be able to comply with the 25% limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain our REIT qualification or avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.

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

The market value of the equity securities of a REIT is based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flows for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock. In addition, the price of our common stock will be influenced by the dividend yield on the common stock relative to market interest rates and the dividend yields of other REITs. An increase in market interest rates, which are currently at low levels relative to historical rates, could cause the market price of our common stock to go down. The trading price of the shares of common stock will also depend on many other factors, which may change from time to time, including:

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations (as defined by NAREIT and discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report on Form 10-K) or earnings;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Form 10-K; and

•	general market and economic conditions.

Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred stock which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

As of December 31, 2010, we had an $80.0 million senior revolving credit facility to finance acquisitions and for working capital requirements and had total mortgage loans payable of $17.7 million. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the senior revolving credit facility. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings, including our existing mortgage loans payable, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

We may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

Our ability to make distributions to our stockholders may be adversely affected by the risk factors described in this Form 10-K. We may not generate sufficient income to make distributions to our stockholders. We currently do not intend to use the net proceeds from our initial public offering and the concurrent private placement to make distributions to our stockholders but are not prohibited from doing so. However, to the extent we do so, the amount of cash we have available to invest in industrial properties or for other purposes would be reduced. Our board of directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, any debt service obligations, any debt covenants, and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•	our inability to realize attractive risk-adjusted returns on our investments;

•	unanticipated expenses or reduced revenues that reduce our cash flow or non-cash earnings; and

•	decreases in the value of our industrial properties that we own.

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

As of December 31, 2010, we owned 33 buildings aggregating approximately 2.4 million square feet. The properties are located in Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area and Miami Area. As of December 31, 2010, the properties were 70.6% leased to 44 tenants, the largest of which accounted for 17.4% of our annualized base rent. Our focus is on the ownership of several types of industrial real estate, including warehouse/distribution (82.1% of our total portfolio square footage), flex (including light industrial and R&D) (12.7%) and trans-shipment (5.2%). See “Our Investment Strategy — Industrial Facility General Characteristics” in this Annual Report on Form 10-K for a general description of these types of industrial real estate. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K, for a detailed listing of our properties.

The following table summarizes our investments in real estate as of December 31, 2010:

							Weighted
			% of			% of	Average
			Total	Occupancy		Total	Remaining
	Number		Rentable	Percentage	Annualized	Annualized	Lease
	of	Square	Square	as of	Base	Base	Term
Market	Buildings	Feet	Feet	December 31, 2010	Rent (000’s)(1)	Rent	(Years)

Los Angeles Area	2	121,551	5.2%	100.0%	$1,244	11.5%	9.5
Northern New Jersey/New York	20	1,202,074	51.1%	88.3%	5,988	55.5%	3.6
San Francisco Bay Area	8	398,351	16.9%	79.2%	2,741	25.4%	1.4
Seattle Area	1	137,872	5.9%	100.0%	680	6.3%	1.2
Miami Area	2	491,243	20.9%	4.8%	136	1.3%	2.1
Washington, D.C./Baltimore	—	—	—	—	—	—	—

Total/Weighted Average	33	2,351,091	100.0%	70.6%	$10,789	100.0%	3.5

(1)	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2010, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place at December 31, 2010, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

			% of Total
		Annualized Base	Annualized Base
Year	Square Feet(1)	Rent (000’s)(1)(2)	Rent(1)

2011	159,309	$1,206	10.5%
2012	390,164	2,763	24.0%
2013	535,806	2,841	24.7%
2014	221,087	1,787	15.6%
2015	70,414	406	3.5%
2016+	282,833	2,495	21.7%

Total	1,659,613	$11,498	100.0%

(1)	Includes leases that expire on or after December 31, 2010 and leases in month-to-month status totaling 26,274 square feet.

(2)	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2010, multiplied by 12.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, most of our leases include fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

As of December 31, 2010, our largest tenants by annualized base rent are set forth in the table below:

						% of Total
				% of Total Rentable	Annualized Base	Annualized Base
	Tenant	Leases	Square Feet	Square Feet	Rent (000’s)(1)	Rent

1	Home Depot	2	413,092	17.6%	$1,874	17.4%
2	Precision Custom Coating	1	208,000	8.8%	1,606	14.9%
3	YRC, Inc.	1	121,551	5.2%	1,244	11.5%
4	International Paper Company	1	137,872	5.9%	680	6.3%
5	Somerset Motors Partnership	2	62,400	2.6%	452	4.2%

	Total	7	942,915	40.1%	$5,856	54.3%

(1)	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2010, multiplied by 12.

As of December 31, 2010, two of our 12 properties were encumbered by mortgage loans payable totaling approximately $17.7 million which bear interest at a weighted average fixed annual rate of 5.19%.

Item 3.	Legal Proceedings.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Our Common Stock and Related Stockholder Matters.

Market Information

Our shares of common stock commenced trading on the NYSE under the symbol “TRNO” on February 10, 2010. The following table sets forth, for the indicated periods, the high and low closing prices for our common stock, as reported on the NYSE:

	Price Range
	High	Low

First Quarter 2010 (February 10, 2010 through March 31, 2010)	$19.73	$18.52
Second Quarter 2010	19.90	17.34
Third Quarter 2010	18.24	17.33
Fourth Quarter 2010	18.50	17.75

As of February 24, 2011, there were appoximately 2,518 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.

Use of Proceeds from Registered Securities

On February 9, 2010, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-16016) in connection with our initial public offering, pursuant to which we registered and sold 8,750,000 shares of our common stock. The offering was completed on February 16, 2010.

Prior to the full investment of the net offering proceeds in industrial properties, we will continue to invest the net proceeds in interest-bearing short-term U.S. government and government agency securities, which are consistent with our intention to qualify as REIT. As of December 31, 2010, we have used net proceeds to acquire 33 industrial buildings for an aggregate purchase price of approximately $134.4 million, which includes assumed mortgage loans payable of $17.9 million.

Distribution Policy

On February 17, 2011, our board of directors authorized us to declare a cash dividend in the amount of $0.100 per share of our common stock payable on April 19, 2011 to the stockholders of record as of the close of business on April 5, 2011. We intend over time to make regular quarterly distributions to holders of shares of our common stock when, as and if authorized by our board of directors and declared by us. Our ability to make distributions to our stockholders also will depend on our levels of retained cash flows, which we intend to use as a source of investment capital. In order to qualify for taxation as a REIT, we must distribute to our stockholders an amount at least equal to:

(i) 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain); plus

(ii) 90% of the excess of our after-tax net income, if any, from foreclosure property over the tax imposed on such income by the Code; less

(iii) the sum of certain items of non-cash income.

Generally, we expect to distribute 100% of our REIT taxable income so as to avoid the income and excise tax on undistributed REIT taxable income. However, we cannot assure you as to our ability to sustain those distributions.

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

Distributions to our stockholders generally will be taxable to our stockholders as ordinary income; however, because a significant portion of our investments will be equity ownership interests in industrial properties, which will generate depreciation and other non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital, although our current intention is to limit the level of such return of capital.

Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from February 10, 2010 (the first day our stock began trading on the NYSE) with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index and the FTSE NAREIT Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on February 10, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing

Item 6.	Selected Financial Data.

The following table sets forth selected financial data derived from our audited consolidated financial statements as of December 31, 2010 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K beginning on page F-1 (dollars in thousands, except share and per share amounts):

Period from
February 16, 2010
(Commencement of
Operations) to
December 31, 2010

Operating Data
Total revenues	$4,031
Net loss available to common stockholders	(5,390)
Basic and Diluted net loss available to common stockholders per share	(0.59)
Basic and Diluted Weighted Average Common Shares Outstanding	9,112,000

Period from
February 16, 2010
(Commencement of
Operations) to
December 31, 2010

Other Data
Funds from operations(1)	$(4,209)
Basic and diluted FFO per common share(1)	(0.46)
Cash flows (used in) provided by:
Operating activities	(2,212)
Investing activities	(116,388)
Financing activities	175,852
Balance Sheet Data
Investments in real estate at cost	$136,363
Total assets	194,382
Total debt	17,676
Total stockholders’ equity	165,499

(1)	See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures,” in this Annual Report on Form 10-K for a reconciliation to net loss and a discussion of why we believe FFO is a useful measure of operating performance, ways in which investors might use FFO when assessing our financial performance, and FFO’s limitations as a measurement tool.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the sections of this Annual Report on Form 10-K entitled “Risk Factors”, “Forward-Looking Statements”, “Business” and our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) is an internally managed Maryland corporation focused on acquiring, owning and operating industrial real estate located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. We intend to invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. As of December 31, 2010, we owned a total of 33 buildings in five of the above markets aggregating approximately 2.4 million square feet, which we purchased for an aggregate purchase price of approximately $134.4 million, including the assumption of mortgage loans payable of approximately $17.9 million. We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ending December 31, 2010.

Our Investment Strategy

We invest in industrial properties located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and

R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate.

We selected our target markets by drawing upon the experiences of our management team investing and operating in over 50 global industrial markets located in North America, Europe and Asia and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, potential long term increases in carbon prices and other factors. We believe that our target markets have attractive long term investment attributes. We target assets with characteristics that include, but are not limited to, the following:

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

In general, we utilize local third party property managers for day-to-day property management. We believe outsourcing property management is cost effective and provides us with operational flexibility to scale our investments within any chosen market. We currently manage one of our properties directly and may directly manage other properties in the future if we determine such direct property management is in our best interest.

While not prohibited from doing so, we have no current intention to acquire industrial land or to pursue ground up development. However, we may pursue redevelopment opportunities of properties that we own.

We expect the significant majority of our investments will be equity interests in individual properties or portfolios of properties. We may also acquire industrial properties through the acquisition of other corporations or entities that own industrial real estate. We will opportunistically target investments in debt secured by industrial real estate that would otherwise meet our investment criteria with the intention of ultimately acquiring the underlying real estate. We currently do not intend to target specific percentages of holdings of particular types of industrial properties. This expectation is based upon prevailing market conditions and may change over time in response to different prevailing market conditions.

We acquire assets based on their anticipated total return, which consists of income and any capital appreciation. We currently expect to be a long-term owner in our properties, but we may sell properties at any time, subject to REIT provisions of the Code, including the prohibited transaction rules, if our management determines it is in our best interests to do so.

2010 Developments

On February 16, 2010, we completed both our initial public offering of 8,750,000 shares of our common stock and a concurrent private placement of an aggregate of 350,000 shares of our common stock to our executive officers at a price per share of $20.00. The net proceeds of our initial public offering were approximately $162.8 million after deducting the full underwriting discount of approximately $10.5 million and other estimated offering expenses of approximately $1.7 million. The underwriters agreed to forego the receipt of payment of $0.80 per share, or approximately $7.0 million in the aggregate, until such time as we purchase assets in accordance with our investment strategy described in this Annual Report on Form 10-K, with an aggregate purchase price (including the amount of any outstanding indebtedness assumed or incurred by us) at least equal to the net proceeds from our initial public offering (after deducting the full underwriting discount and other estimated offering expenses payable by us), at which time, we have agreed to pay the underwriters the remainder of the underwriting discount. We received net proceeds of approximately $7.0 million from our concurrent private placement. In the aggregate, we had approximately $169.8 million in cash available to execute our business strategy upon completion of our initial public offering and the concurrent private placement on February 16, 2010.

During the period from February 16, 2010 (commencement of operations) to December 31, 2010, we acquired 33 industrial buildings containing approximately 2.4 million square feet. The total aggregate investment was approximately $136.0 million, which includes approximately $1.6 million in below market leases and mortgage premium intangible assets. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable. The following table sets forth the industrial properties we acquired during the period from February 16, 2010 (commencement of operations) to December 31, 2010:

		Number of		Acquisition
Property Name	Location	Buildings	Square Feet	Cost(1)
				(In thousands)

Fortune/Qume	San Jose, CA	1	71,516	$5,550
Warm Springs I and II	Fremont, CA	2	140,466	7,264
238/242 Lawrence	South San Francisco, CA	2	80,524	9,899
Rialto	San Bernardino, CA	2	121,551	12,152
Maltese	Totowa, NJ	1	208,000	16,500
Middlebrook	Bound Brook, NJ	18	580,982	28,302
130 Interstate	South Brunswick, NJ	1	413,092	22,450
299 Lawrence	South San Francisco, CA	1	19,574	2,550
Kent 188	Kent, WA	1	137,872	8,275
Ahern	Union City, CA	2	86,271	6,268
10th Avenue	Hialeah, FL	1	296,132	9,000
60th Avenue	Miami Lakes, FL	1	195,111	7,830

Total		33	2,351,091	$136,040

(1)	Excludes acquisition costs totaling approximately $2.3 million.

On March 24, 2010, we consummated a $50.0 million senior revolving credit facility (the “Facility”) that matures on March 22, 2013 to finance acquisitions and for working capital requirements. On December 30, 2010, we entered into an amendment to our Facility to increase the Facility to $80.0 million by exercising the accordion feature under our Facility. The amount available under our Facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under our Facility are limited to the lesser of $80.0 million or 50% of the value of the borrowing base properties. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our Facility. As of December 31, 2010 there were no amounts outstanding under our Facility and five properties were in the borrowing base.

During the period from February 16, 2010 (commencement of operations) to December 31, 2010, we assumed two mortgage loans payable totaling approximately $17.9 million, including mortgage premiums of approximately $0.7 million. These mortgage loans bear interest at a weighted average fixed annual interest rate of 5.19% and mature between 2015 and 2017.

Recent Developments

On February 17, 2011, our board of directors authorized us to declare a cash dividend in the amount of $0.100 per share of our common stock payable on April 19, 2011 to the stockholders of record as of the close of business on April 5, 2011.

Subsequent to December 31, 2010, we entered into one contract with a third-party seller to acquire one industrial property consisting of one building located in Washington D.C./Baltimore. The property aggregates approximately 135,000 square feet for a purchase price of approximately $5.8 million. There is no assurance that we will acquire the property under contract because the proposed acquisition is subject to a variety of factors, including the satisfaction of customary closing conditions.

2011 Outlook

The primary source of our operating revenues and earnings is rents received from tenants under operating leases at our properties, including reimbursements from tenants for certain operating costs. We seek long-term earnings growth primarily through increasing rents and operating income at existing properties and acquiring properties in our six target markets. We intend to seek to grow our portfolio by utilizing one or more of cash on hand, future borrowings under our Facility, future sales of common or preferred equity and future placements of secured or unsecured debt.

Inflation

Although the U.S. economy has been experiencing relatively flat inflation rates recently, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of our outstanding leases expire within five years which enables us to replace existing leases with new leases at the then-existing market rate.

Financial Condition and Results of Operations

We commenced operations upon the completion of our initial public offering and the concurrent private placement on February 16, 2010.

Revenue.  We earned rental revenues of approximately $4.0 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010 representing income from the ownership of 33 buildings, which we acquired from March 26, 2010 to December 20, 2010. We recognized straight-line rents and amortization of lease intangibles of $(68,000) for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

Property operating expenses.  We recorded property operating expenses of approximately $1.3 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010, which represents costs to operate our properties and includes real estate taxes and insurance expense.

Depreciation and amortization.  We recorded depreciation and amortization of approximately $1.3 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

General and administrative expenses.  We recorded general and administrative expenses of approximately $4.1 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010, which represents overhead costs of the Company and includes stock-based compensation amortization of approximately $784,000.

Acquisition costs.  We recorded acquisition costs of approximately $2.3 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010, which consisted of costs incurred in the pursuit and acquisition of properties.

Interest and other income.  We earned interest and other income of approximately $64,000 for the period from February 16, 2010 (commencement of operations) to December 31, 2010, which represents interest earned on our short-term investments.

Interest expense, including amortization.  We recorded interest expense of approximately $524,000 for the period from February 16, 2010 (commencement of operations) to December 31, 2010, which consisted of interest expense on our mortgage loans payable, unused fees on our Facility and amortization of mortgage premiums and financing costs.

Net loss.  We incurred a net loss of $5.4 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

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

We expect to meet our short-term liquidity requirements, consisting primarily of investments related to growing our business, including acquisitions, generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with the net proceeds of our initial public offering and the concurrent private placement. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through the cash we have available from our initial public offering and the concurrent private placement and borrowings under our facility and periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our Facility and to access additional capital through issuances of equity and debt securities.

On February 16, 2010, we completed our initial public offering with the issuance of 8,750,000 shares of our common stock at a price of $20.00 per share and a concurrent private placement of 350,000 shares of our common stock at a price of $20.00 per share. The net proceeds were approximately $169.8 million.

As of December 31, 2010, our market equity capitalization was as follows:

Market Equity Capitalization as of December 31, 2010
	Shares
Security	Outstanding(1)	Market Price(2)	Market Value

Common Stock	9,262,778	$17.93	$166,081,610

(1)	Includes 150,778 shares of unvested restricted stock

(2)	Closing price of our shares of common stock on the New York Stock Exchange on December 31, 2010 in dollars per share

We have an $80.0 million Facility that matures on March 22, 2013. The amount available under our Facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under our Facility are limited to the lesser of $80.0 million or 50% of the value of the borrowing base properties. Interest on our Facility will generally be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under our Facility. The applicable LIBOR margin will range from 3.00% to 4.25%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. Our Facility requires payment of an annual unused facility fee in an amount equal to 0.35% to 0.50% depending on the unused portion of the Facility. Our unused facility fee was $197,000 for the period from February 16, 2010 (commencement of operations) to December 31, 2010. Our Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Facility. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our senior revolving credit facility. As of December 31, 2010, there were no borrowings outstanding and five properties were in the borrowing base under our Facility. We were in compliance with our financial covenants under the Facility at December 31, 2010.

As of December 31, 2010, we had outstanding mortgage loans payable of approximately $17.7 million and held cash and cash equivalents totaling approximately $57.3 million.

The following table summarizes our debt maturities, principal payments and capitalization ratios as of December 31, 2010 (dollars in thousands):

		Mortgage
	Credit	Loans
	Facility	Payable	Total Debt
2011	$—	$677	$677
2012	—	718	718
2013	—	761	761
2014	—	806	806
2015	—	13,642	13,642
Therafter	—	397	397

Subtotal	—	17,001	17,001
Unamortized net premiums	—	675	675

Total	$—	$17,676	$17,676

Total Debt-to-Gross Investments in Real Estate(1)			13.0%
Total Debt-to-Total Market Capitalization(2)			9.6%
Weighted Average Interest Rate			5.2%
Weighted Average Maturity (years)			5.1

(1)	Total debt-to-gross investments in real estate is calculated as total debt, including premiums, divided by gross investments in real estate as of December 31, 2010.

(2)	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by market equity plus total debt, including premiums, as of December 31, 2010.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage loans payable, draws on our Facility and the net proceeds from our initial public offering of our common stock and the concurrent private placement. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs and corporate overhead costs.

Cash From Operating Activities.  Net cash used in operating activities was $2.2 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010, which consists primarily of net operating income from our properties (rental and other revenue less property operating expenses), less general and administrative expenses, acquisition costs, and interest expense. In addition, net cash from operating activities includes changes in working capital.

Cash From Investing Activities.  Net cash used in investing activities was $116.4 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010, which consists primarily of property acquisitions of $116.1 million, net of assumed debt.

Cash From Financing Activities.  Net cash provided by financing activities was $175.9 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010, which consists primarily of $176.9 million in proceeds, net of issuance costs paid of $5.1 million, from our initial public offering of our common stock and the concurrent private placement, less scheduled debt principal payments and financing fees.

Critical Accounting Policies

Below is a discussion of the accounting policies that we believe are critical. We consider these policies critical because they require estimates about matters that are inherently uncertain, involve various assumptions and require significant management judgment, and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Applying different estimates or assumptions may result in materially different amounts reported in our financial statements.

Property Acquisitions.  Upon acquisition of a property, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) and intangible assets and liabilities (consisting of the above and below market leases and the origination value of all in-place leases). We determine fair values using estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information.

The fair value of the tangible assets is based on the value of the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of our management team. Building values are calculated as replacement cost less depreciation or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and our estimate of the market lease rates measured over a period equal to the remaining noncancelable term of the leases. The capitalized values of above market leases and below market leases are amortized to rental revenue over the remaining noncancelable term of the respective leases. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rent revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition.

Impairment.  Carrying values for financial reporting purposes will be reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. When the carrying value of a property or land parcel is greater than its estimated fair value, based on the intended use and holding period, an impairment charge to earnings is recognized for the excess over its estimated fair value less costs to sell. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment will be determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. We determine the estimated fair values based on our assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on our understanding of market conditions and the experience of the management team. Actual results could differ significantly from our estimates. The discount rates used in the fair value estimates will represent a rate commensurate with the indicated holding period with a premium layered on for risk.

Revenue Recognition.  We record rental revenue from operating leases on a straight-line basis over the term of the noncancelable leases and maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If tenants fail to make contractual lease payments that are greater than our allowance for doubtful accounts, security deposits and letters of credit, then we may have to recognize additional doubtful account charges in future periods. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing their financial condition periodically as appropriate. Each period we review our outstanding accounts receivable, including straight-line rents, for doubtful accounts and provide allowances as needed. We also record lease termination fees when a tenant has executed a definitive termination agreement with us and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to us. If a tenant remains in the leased space following the execution of a definitive termination agreement, the applicable termination fees are deferred and recognized over the term of such tenants’ occupancy.

Income Taxes.  We intend to elect to be taxed as a REIT under the Code and intend to operate as such beginning with our taxable year that ended on December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and have operated in such a manner as to qualify for treatment as a REIT.

Stock-Based Compensation.  The Company follows the provisions of ASC 718, Compensation-Stock Compensation, to account for its stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. We have adopted the 2010 Equity Plan, which provides for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as an expense in the financial statements and measured at the fair value of the award on the date of grant. We estimate the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award and the application of the accounting guidance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than an operating lease for office space.

Contractual Obligations

As described above, the full amount of the underwriting discount in connection with our initial public offering was approximately $10.5 million. The underwriters agreed to forego the receipt of payment of $0.80 per share, or approximately $7.0 million in the aggregate, until such time as we purchase assets in accordance with our investment strategy described in this Annual Report on Form 10-K with an aggregate purchase price (including the amount of any outstanding indebtedness assumed or incurred by us) at least equal to the net proceeds from our initial public offering (after deducting the full underwriting discount and other estimated offering expenses payable by us), at which time, we have agreed to pay the underwriters the remainder of the underwriting discount.

Subsequent to December 31, 2010, we entered into one contract with a third-party seller to acquire one industrial property consisting of one building located in the Washington D.C./Baltimore market. The property aggregates approximately 135,000 square feet for a purchase price of approximately $5.8 million. There is no assurance that we will acquire the property under contract because the proposed acquisition is subject to a variety of factors, including the satisfaction of customary closing conditions.

The following table summarizes our contractual obligations due by period as of December 31, 2010 (dollars in thousands):

	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

Debt	$677	$1,479	$14,448	$397	$17,001
Debt Interest Payments	864	1,604	1,421	21	3,910
Purchase Obligations	5,800	—	—	—	5,800
Deferred Underwriting Fee	7,000	—	—	—	7,000

Total	$14,341	$3,083	$15,869	$418	$33,711

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

The following table reflects the calculation of FFO reconciled from net loss available to common stockholders for the three months ended December 31, 2010 and the period from February 16, 2010 (commencement of operations) to December 31, 2010:

		Period from
		February 16, 2010
	For the Three	(Commencement of
	Months Ended	Operations) to
	December 31, 2010	December 31, 2010

Net loss available to common stockholders	$(598)	$(5,390)
Depreciation and amortization
Total depreciation and amortization	836	1,263
Non-real estate depreciation	(25)	(82)
Allocation to participating securities(1)	(4)	—

Funds from operations	$209	$(4,209)

Basic and diluted FFO per common share	$0.02	$(0.46)

Weighted average basic and diluted common shares	9,112,000	9,112,000

(1)	To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 148,793 and 0 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2010 and the period from February 16, 2010 (commencement of operations) to December 31, 2010, respectively.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we may be exposed to in the future is interest rate risk. We may be exposed to interest rate changes primarily as a result of debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We expect that some of our future outstanding debt will have variable interest rates. We may use interest rate caps to manage our interest rate risks relating to our variable rate debt. We expect to replace variable rate debt on a regular basis with fixed rate, long-term debt to finance our assets and operations.

Item 8.	Financial Statements And Supplementary Data.

See Part IV, Item 15 — “Exhibits and Financial Statement Schedules” beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 9A.	Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to give reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our Management Report on Internal Control Over Financial Reporting is set forth in Part IV, Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as set forth in Part IV, Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1. and 2. Financial Statements and Schedules

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K beginning on page F-1 as follows:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is included in the consolidated financial statements and notes thereto.

3.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporated by reference herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Terreno Realty Corporation
San Francisco, California

We have audited the internal control over financial reporting of Terreno Realty Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of December 31, 2010 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010 of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

San Francisco, California
February 24, 2011

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Terreno Realty Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Terreno Realty Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management of Terreno Realty Corporation believes that, as of December 31, 2010, the company’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Terreno Realty Corporation
San Francisco, California

We have audited the accompanying consolidated balance sheets of Terreno Realty Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for the period from February 16, 2010 (commencement of operations) to December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terreno Realty Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the period from February 16, 2010 (commencement of operations) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting

/s/ Deloitte & Touche LLP

San Francisco, California
February 24, 2011

Terreno Realty Corporation

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
	(In thousands — except share and
	per share data)

ASSETS
Investments in real estate
Land	$71,861	$—
Buildings and improvements	56,222	—
Intangible assets	8,280	—

Total investments in properties	136,363	—
Accumulated depreciation and amortization	(1,502)	—

Net investments in properties	134,861	—
Cash and cash equivalents	57,253	1
Deferred financing costs, net	796	—
Other assets, net	1,472	—

Total assets	$194,382	$1

LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Mortgage loans payable	17,676	—
Security deposits	899	—
Intangible liabilities	883	—
Deferred underwriting fee payable	7,000	—
Accounts payable and other liabilities	2,425	—

Total liabilities	28,883	—
Commitments and contingencies (Note 10)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 and no shares authorized, respectively, and no shares issued and outstanding	—	—
Common stock: $0.01 par value, 400,000,000 and 100,000 shares authorized, and 9,262,778 and 1,000 shares issued and outstanding, respectively	91	—
Additional paid-in capital	170,798	1
Accumulated deficit	(5,390)	—

Total stockholders’ equity	165,499	1

Total liabilities and equity	$194,382	$1

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Operations

Period from
February 16, 2010
(Commencement of
Operations) to
December 31, 2010
(In thousands — except
share and per share data)

REVENUES
Rental revenues	$4,031

Total revenues	4,031

COSTS AND EXPENSES
Property operating expenses	1,287
Depreciation and amortization	1,263
General and administrative	4,122
Acquisition costs	2,289

Total costs and expenses	8,961

OTHER INCOME (EXPENSE)
Interest and other income	64
Interest expense, including amortization	(524)

Total other income and expenses	(460)

Net loss available to common stockholders	$(5,390)

Basic and Diluted net loss available to common stockholders per share	$(0.59)

Basic and Diluted Weighted Average Common Shares Outstanding	9,112,000

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

	Common Stock		Additional Paid-in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
	(In thousands — except share data)

Balance as of February 16, 2010 (commencement of operations)	1,000	$—	$1	$—	$1
Net loss	—	—	—	(5,390)	(5,390)
Issuance of common stock	9,112,000	91	182,149	—	182,240
Equity issuance costs	—	—	(12,135)	—	(12,135)
Repurchase of common stock	(1,000)	—	(1)	—	(1)
Issuance of restricted stock, net	150,778	—	—	—	—
Stock-based compensation amortization	—	—	784	—	784

Balance as of December 31, 2010	9,262,778	$91	$170,798	$(5,390)	$165,499

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Cash Flows

Period from
February 16, 2010
(Commencement of
Operations) to
December 31, 2010
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,390)
Adjustments to net loss
Straight-line rents	(220)
Amortization of lease intangibles	288
Depreciation and amortization	1,263
Deferred financing cost and mortgage premium amortization, net	73
Stock-based compensation amortization	784
Changes in assets and liabilities
Other assets	(542)
Accounts payable and other liabilities	1,532

Net cash used in operating activities	(2,212)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(116,140)
Additions to buildings and improvements	(248)

Net cash used in investing activities	(116,388)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs of $5,085	176,914
Payments on mortgage loans payable	(180)
Payment of financing fees	(882)

Net cash provided by financing activities	175,852
Net increase in cash and cash equivalents	57,252
Cash and cash equivalents at beginning of period	1

Cash and cash equivalents at end of period	$57,253

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$344
Supplemental disclosures of non-cash transactions
Deferred underwriting fee payable	$7,000
Offering costs payable	$50
Contribution of fixed assets by Terreno Capital Partners LLC	$240
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$136,040
Assumption of mortgage loans payable	(17,181)
Assumption of mortgage premiums	(719)
Assumption of other assets and liabilities	(2,000)

Net cash paid for property acquisitions	$116,140

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Notes to Consolidated Financial Statements

Note 1.	Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) is an internally managed Maryland corporation focused on acquiring, owning and operating industrial real estate located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. As of December 31, 2010, the Company owned a total of 33 buildings in five of the above markets aggregating approximately 2.4 million square feet.

The Company commenced operations upon completion of an initial public offering (“IPO”) of 8,750,000 shares of its common stock at a price of $20.00 per share and a concurrent private placement of 350,000 shares of common stock at a price of $20.00 per share on February 16, 2010. The net proceeds of the IPO and the concurrent private placement were approximately $169.8 million. Prior to the completion of its IPO, the Company had no assets other than cash. The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2010.

Note 2.	Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include all of the Company’s accounts and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates.  The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

Impairment.  Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. When the carrying value of a property or land parcel is greater than its estimated fair value, based on the intended use and holding period, an impairment charge to earnings is recognized for the excess over its estimated fair value less costs to sell. The intended use of an asset either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates will represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairments for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

Property Acquisitions.  Upon acquisition of a property, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) and intangible assets and liabilities (consisting of above and below market leases and origination value of all in-place leases). The Company determines fair values using estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information.

The fair value of the tangible assets is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining noncancelable term of the leases. The capitalized values of the above market leases and below market leases are amortized to rental revenue over the remaining noncancelable term of the respective leases. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rent revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. As of December 31, 2010, the Company has recorded gross intangible assets and liabilities in the amounts of $2.2 million, $0.9 million, and $6.1 million for the value attributable to above market leases, below market leases and in-place leases, respectively, which are included in intangible assets and liabilities in the accompanying consolidated balance sheets. As of December 31, 2010, the Company has recorded net accumulated amortization of approximately $1.1 million related to these intangible assets and liabilities.

In connection with property acquisitions, the Company may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset (above market leases) or liability (below market leases), pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations, and amortized to rental revenues over the remaining life of the related leases. The total net impact to rental revenues due to the amortization of above and below market leases, was a decrease of approximately $288,000 for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

Projected net amortization of the intangible assets and liabilities for the next five years as of December 31, 2010 is as follows (dollars in thousands):

2011	$2,699
2012	1,790
2013	792
2014	458
2015	110
Therafter	427

Total	$6,276

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

Description	Standard Depreciable Life

Land	Not depreciated
Building	40 years
Building Improvements	5-40 years
Tenant Improvements	Shorter of lease term or useful life
Leasing Costs	Lease term
In-place leases	Lease term
Above/Below Market Leases	Lease term

Cash and Cash Equivalents.  Cash and cash equivalents is comprised of cash held in a major banking institution and other highly liquid short-term investments with original maturities of three months or less. Cash equivalents are generally invested in U.S. government securities, government agency securities or money market accounts.

Revenue Recognition.  The Company records rental revenue from operating leases on a straight-line basis over the term of the noncancelable leases and maintains an allowance for estimated losses that may result from the inability of its tenants to make required payments. If tenants fail to make contractual lease payments that are greater than the Company’s allowance for doubtful accounts, security deposits and letters of credit, then the Company may have to recognize additional doubtful account charges in future periods. The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis by reviewing their financial condition periodically as appropriate. Each period the Company reviews its outstanding accounts receivable, including straight-line rents, for doubtful accounts and provides specific allowances as needed. As of December 31, 2010, there was no allowance for doubtful accounts. The Company also records lease termination fees when a tenant has executed a definitive termination agreement with the Company and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to the Company. If a tenant remains in the leased space following the execution of a definitive termination agreement, the applicable termination will be deferred and recognized over the term of such tenant’s occupancy.

Tenant expense reimbursement income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenues during the same period the related expenses are incurred. Tenant expense reimbursement income recognized as rental revenues for the period from February 16, 2010 (commencement of operations) to December 31, 2010 was $884,000.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. As of December 31, 2010 and 2009, deferred financing costs were $796,000 and $0, respectively, net of accumulated amortization.

Mortgage Premiums.  Mortgage premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 2010 and 2009, the net unamortized mortgage premiums were $675,000 and $0, respectively, and were included as a component of mortgage loans payable on the accompanying consolidated balance sheets.

Income Taxes.  The Company intends to elect to be taxed as a REIT under the Code and intends to operate as such beginning with its taxable year that ended on December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If it fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants it relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT. In addition, the states in which the Company owns and operates real estate properties have provisions equivalent to the federal REIT provisions. Accordingly, no provision has been made for federal or state income taxes at the REIT level in the accompanying consolidated financial statements.

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. On February 16, 2010 (commencement of operations), the Company adopted the provisions of ASC 740-10 with no material effect on either the financial condition or results of operations. As of December 31, 2010, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months.

Stock-Based Compensation.  The Company follows the provisions of ASC 718, Compensation-Stock Compensation, to account for its stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. The Company has adopted the 2010 Equity Plan, which provides for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as a general and administrative expense in the accompanying consolidated statement of operations and measured at the fair value of the award on the date of grant. The Company estimates the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award.

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

As of December 31, 2010 and 2009, the fair values of cash and cash equivalents, accounts payable and deferred underwriting fee payable approximated their carrying values because of the short-term nature of these investments or liabilities. Cash equivalents of approximately $53.9 million were invested in short-term investments that would qualify as a Level 2 classification under the fair value hierarchy. Based on borrowing rates available to the Company at December 31, 2010, the estimated fair value of the mortgage loans payable was approximately $17.1 million.

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

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company’s top five tenants as of December 31, 2010 are as follows:

				% of Total	Annualized	% of Total
				Rentable	Base Rent	Annualized
	Tenant	Leases	Square Feet	Square Feet	(000’s)(1)	Base Rent

1	Home Depot	2	413,092	17.6%	$1,874	17.4%
2	Precision Custom Coating	1	208,000	8.8%	1,606	14.9%
3	YRC, Inc.	1	121,551	5.2%	1,244	11.5%
4	International Paper Company	1	137,872	5.9%	680	6.3%
5	Somerset Motors Partnership	2	62,400	2.6%	452	4.2%

	Total	7	942,915	40.1%	$5,856	54.3%

(1)	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2010, multiplied by 12.

Note 4.	Investments in Real Estate.

During the period from February 16, 2010 (commencement of operations) to December 31, 2010, the Company acquired 33 industrial buildings containing approximately 2.4 million square feet. The total aggregate initial investment was approximately $136.0 million, which includes approximately $1.6 million in below market leases and mortgage premium intangible assets. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable, and were accounted for as asset acquisitions. The following table sets forth the industrial properties acquired during the period from February 16, 2010 (commencement of operations) to December 31, 2010:

		Number of
Property Name	Location	Buildings	Square Feet	Acquisition Cost
				(In thousands) (1)

Fortune/Qume	San Jose, CA	1	71,516	$5,550
Warm Springs I and II	Fremont, CA	2	140,466	7,264
238/242 Lawrence	South San Francisco, CA	2	80,524	9,899
Rialto	San Bernardino, CA	2	121,551	12,152
Maltese	Totowa, NJ	1	208,000	16,500
Middlebrook	Bound Brook, NJ	18	580,982	28,302
130 Interstate	South Brunswick, NJ	1	413,092	22,450
299 Lawrence	South San Francisco, CA	1	19,574	2,550
Kent 188	Kent, WA	1	137,872	8,275
Ahern	Union City, CA	2	86,271	6,268
10th Avenue	Hialeah, FL	1	296,132	9,000
60th Avenue	Miami Lakes, FL	1	195,111	7,830

Total		33	2,351,091	$136,040

(1)	Excludes acquisition costs totaling approximately $2.3 million.

Note 5.	Debt.

As of December 31, 2010, the Company had an $80.0 million senior revolving credit facility that matures on March 22, 2013 (the “Facility”). The amount available under the Facility may be increased up to $150.0 million, subject to certain conditions and the identification of lenders willing to make available additional amounts. Interest on the Facility will generally be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable

LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 3.00% to 4.25%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires payment of an annual unused facility fee in an amount equal to 0.35% to 0.50% depending on the unused portion of the Facility. The unused facility fee was $197,000 for the period from February 16, 2010 (commencement of operations) to December 31, 2010. The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. The Company has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Facility. As of December 31, 2010, there were no borrowings outstanding under the Facility and five properties were in the borrowing base. The Company was in compliance with its financial covenants at December 31, 2010.

The mortgage loans payable are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse to the Company. During the period from February 16, 2010 (commencement of operations) to December 31, 2010, the Company assumed two mortgage loans payable totaling approximately $17.9 million, including mortgage premiums of $0.7 million. These mortgage loans bear interest at a weighted average fixed annual interest rate of 5.19% and mature between 2015 and 2017. As of December 31, 2010, the total gross investment book value of those properties securing the mortgage loans payable was approximately $37.5 million.

The scheduled principal payments of the Company’s mortgage loans payable as of December 31, 2010 were as follows (dollars in thousands):

2011	$677
2012	718
2013	761
2014	806
2015	13,642
Therafter	397

Subtotal	17,001
Unamortized net premiums	675

Total	$17,676

Note 6.	Leasing Activity.

The following is a schedule of minimum future cash rentals on noncancelable tenant operating leases in effect as of December 31, 2010. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2011	$9,689
2012	7,903
2013	5,144
2014	3,933
2015	2,368
Therafter	11,463

Total	$40,500

Note 7.	Stockholders’ Equity.

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2010,

9,262,778 shares of common stock were issued and outstanding, including 150,778 non-vested restricted stock awards, and no shares of preferred stock were issued and outstanding.

In connection with the completion of the IPO on February 16, 2010, the Company issued 12,000 shares of common stock to Terreno Capital Partners LLC, an entity owned by the Company’s executive officers, in exchange for the contribution of fixed assets to the Company with a net book value of $240,000.

As of December 31, 2010, there were 455,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or performance shares under the Company’s 2010 Equity Incentive Plan, of which 304,222 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2010 ranged from $18.36 to $20.00. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s stock on the date of grant. The fair value of the shares that were granted during 2010 was $3.1 million and the vesting periods for the restricted shares range upon issuance from one to five years. As of December 31, 2010, the Company had approximately $2.2 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 4.1 years. The following is a summary of the total restricted shares granted to the Company’s executive officers, employees and directors and forfeited, with the related weighted average grant date fair value share prices for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

Restricted Stock Activity:

		Weighted
		Average Grant
	Shares	Date Fair Value

Nonvested shares outstanding at beginning of period	—	$—
Granted	155,778	19.93
Forfeited	(5,000)	20.00
Vested	—	—
		—

Nonvested shares outstanding at end of period	150,778	$19.93

The following is a vesting schedule of the total nonvested shares of restricted stock outstanding as of December 31, 2010:

Nonvested Shares Vesting Schedule	Number of Shares

2011	46,156
2012	26,156
2013	26,156
2014	26,155
2015	26,155

Total Nonvested Shares	150,778

Note 8.	Net Loss Per Share.

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Our nonvested restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company recorded a net loss for the period from February 16, 2010 (commencement of operations) to December 31, 2010 and as such, did not allocate any earnings to unvested restricted shares.

Note 9.	Quarterly Results of Operations — Unaudited

	2010 Quarter Ended
	March 31(1)	June 30	September 30	December 31

Total revenues	$12	$333	$642	$3,044
Total costs and expenses	(771)	(1,580)	(3,241)	(3,369)
Total other income and expenses	2	(84)	(105)	(273)

Net loss available to common stockholders	$(757)	$(1,331)	$(2,704)	$(598)

Basic and Diluted net loss available to common stockholders per share(2)	$(0.08)	$(0.15)	$(0.30)	$(0.07)

Basic and Diluted Weighted Average Common Shares Outstanding	9,112,000	9,112,000	9,112,000	9,112,000

(1)	Represents the period from February 16 (commencement of operations) to March 31, 2010.

(2)	The above quarterly losses per share calculations are based on the weighted average number of common shares outstanding during each quarter. The losses per share calculation for the period from February 16, 2010 (commencement of operations) to December 31, 2010 in the Consolidated Statement of Operations is based on the weighted average number of common shares outstanding for the period from February 16, 2010 (commencement of operations) to December 31, 2010. The sum of the quarterly financial data may vary from the period from February 16, 2010 (commencement of operations) to December 31, 2010 data due to rounding.

Note 10.	Commitments and Contingencies

Deferred Underwriting Commissions.  Underwriting commissions incurred in connection with the Company’s IPO are reflected as a reduction of additional paid in capital in the amount of $10.5 million. Approximately $7.0 million of the underwriting commissions were deferred until such time as the Company purchases assets in accordance with its investment strategy described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 with an aggregate price (including the amount of any outstanding indebtedness assumed or incurred by the Company) at least equal to the net proceeds from the IPO. The deferred underwriting commissions and other unpaid offering costs are reflected in deferred underwriting fee payable. As of December 31, 2010, the Company had paid approximately $3.5 million in underwriting commissions.

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

The Company could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. The Company generally obtains “Phase I environmental site assessments”, or ESAs, on each property prior to acquiring it. However, these ESAs may not reveal all environmental costs that might have a material adverse effect on the Company’s business, assets, results of operations or liquidity and may not identify all potential environmental liabilities.

In general, the Company utilizes local third party property managers for day-to-day property management and will rely on these third parties to operate its industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify the Company of any environmental contaminations or similar issues.

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

Contractual Commitments.  Subsequent to December 31, 2010, the Company entered into one contract with a third-party seller to acquire one industrial property consisting of one building located in the Washington D.C./Baltimore market. The property aggregates approximately 135,000 square feet for a purchase price of approximately $5.8 million. There is no assurance that the Company will acquire the property under contract because the proposed acquisition is subject to a variety of factors, including the satisfaction of customary closing conditions.

Note 11.	Subsequent Event.

On February 17, 2011, the board of directors declared a cash dividend of $0.100 per share of common stock payable on April 19, 2011 to stockholders of record on April 5, 2011.

Terreno Realty Corporation

Schedule III
Real Estate Investments and Accumulated Depreciation
As of December 31, 2010

						Costs
				Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/10
	No. of				Buildings &	Subsequent to		Buildings &		Accumulated	Year	Year
Property Name	Bldgs.	Location	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	Constructed
	(In thousands)

Los Angeles Area
Rialto	2	San Bernardino, CA	$—	$6,218	$5,148	$—	$6,218	$5,148	$11,366	$37	2010	2002
Northern New Jersey/New York
130 Interstate	1	South Brunswick, NJ	—	8,686	12,135	—	8,686	12,135	20,821	77	2010	1999
Maltese	1	Totowa, NJ	—	7,231	7,598	—	7,231	7,598	14,829	52	2010	1964
Middlebrook	18	Bound Brook, NJ	15,346	16,442	10,241	262	16,442	10,503	26,945	70	2010	1958-1976
San Francisco Bay Area
238/242 Lawrence	2	South San Francisco, CA	1,655	6,674	2,655	12	6,674	2,667	9,341	25	2010	1986
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	—	1,352	1,198	2,550	4	2010	1968
Ahern	2	Union City, CA	—	3,246	2,749	—	3,246	2,749	5,995	3	2010	1986
Fortune/Qume	1	San Jose, CA	—	2,518	2,484	3	2,518	2,487	5,005	47	2010	1980
Warm Springs I and II	2	Fremont, CA	—	3,664	2,782	45	3,664	2,827	6,491	53	2010	1984
Seattle Area
Kent 188	1	Kent, WA	—	3,251	4,719	—	3,251	4,719	7,970	6	2010	1979
Miami Area
10th Avenue	1	Hialeah, FL	—	6,376	2,624	—	6,376	2,624	9,000	2	2010	1957/2005
60th Avenue	1	Miami Lakes, FL	—	6,203	1,567	—	6,203	1,567	7,770	1	2010	1971

Subtotal	33		17,001	71,861	55,900	322	71,861	56,222	128,083	377
Unamortized net premiums	—		675	—	—	—	—	—	—	—
Intangible assets	—		—	—	—	—	—	—	8,280	1,125

Total	33		$17,676	$71,861	$55,900	$322	$71,861	$56,222	$136,363	$1,502

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 24, 2011.

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

Signature	Title	Date

/s/ W. Blake Baird W. Blake Baird	Chairman, Chief Executive Officer and Director (principal executive officer)	February 24, 2011

/s/ Michael A. Coke Michael A. Coke	President, Chief Financial Officer and Director (principal financial and accounting officer)	February 24, 2011

/s/ LeRoy E. Carlson LeRoy E. Carlson	Director	February 24, 2011

/s/ Peter J. Merlone Peter J. Merlone	Director	February 24, 2011

/s/ Douglas M. Pasquale Douglas M. Pasquale	Director	February 24, 2011

/s/ Dennis Polk Dennis Polk	Director	February 24, 2011

Exhibit Index

Exhibit
Number		Exhibit Description

3.1		Articles of Amendment and Restatement of Registrant (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)
3.2		Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)
4.1		Specimen Common Stock Certificate of Registrant (previously filed as Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on January 15, 2010 and incorporated herein by reference)
10	.1+	Form of Severance Agreement between Registrant and W. Blake Baird (previously filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)
10	.2+	Form of Severance Agreement between Registrant and Michael A. Coke (previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated by reference herein)
10	.3+	2010 Equity Incentive Plan of Registrant (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on March 29, 2010 and incorporated by reference herein)
10	.4+	Form of Restricted Stock Award Agreement for Executive Officers and Employees (previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)
10	.5+	Form of Restricted Stock Award Agreement for Non-Employee Directors (previously filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)
10	.6+	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers (previously filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)
10	.7+	Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K on March 29, 2010 and incorporated by reference herein)
10	.8+	Form of Award Notice under the Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)
10	.9+	Form of Subscription Agreement (previously filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)
10.10		Amended and Restated Senior Revolving Credit Agreement, dated as of December 30, 2010, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, KeyBanc Capital Markets as “Lead Arranger,” and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 5, 2011 and incorporated by reference herein)
10.11		Agreement of Sale, dated as of May 17, 2010, between Advance at Middlebrook Crossroads, LLC and Terreno Realty LLC (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 12, 2010 and incorporated by reference herein)
10.12		Agreement of Purchase and Sale, dated as of September 30, 2010, between 130 Interstate Blvd., LLC and Terreno Realty LLC (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on October 1, 2010 and incorporated by reference herein)
21	*	Subsidiaries of Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm
24	.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)
31	.1*	Certification of Chief Executive Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Exhibit Description

31	.2*	Certification of Chief Financial Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer of, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Exhibit is a management contract or compensatory plan or arrangement.