Form 10-Q
period 2011-03-31
Terreno Realty Corp
filed 2011-05-05
CIK 1476150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 9,290,960 shares of its common stock, $0.01 par value per share, outstanding as of May 5, 2011.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	2
Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and for the period from February 16, 2010 (commencement of operations) to March 31, 2010	3
Condensed Consolidated Statements of Equity for the three months ended March 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and for the period from February 16, 2010 (commencement of operations) to March 31, 2010	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. (Removed and Reserved)	21
Item 5. Other Information	21
Item 6. Exhibits	21

SIGNATURES

EXHIBIT INDEX
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Terreno Realty Corporation
Condensed Consolidated Balance Sheets
(in thousands – except share and per share data)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Investments in real estate
Land	$75,069	$71,861
Buildings and improvements	59,697	56,222
Intangible assets	8,489	8,280

Total investments in properties	143,255	136,363
Accumulated depreciation and amortization	(2,635)	(1,502)

Net investments in properties	140,620	134,861
Cash and cash equivalents	47,947	57,253
Deferred financing costs, net	709	796
Other assets, net	4,395	1,472

Total assets	$193,671	$194,382

LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Mortgage loans payable	17,471	17,676
Security deposits	879	899
Intangible liabilities	801	883
Deferred underwriting fee payable	7,000	7,000
Accounts payable and other liabilities	3,132	2,425

Total liabilities	29,283	28,883
Commitments and contingencies (Note 8)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock: $0.01 par value, 400,000,000 shares authorized, and 9,290,960 and 9,262,778 shares issued and outstanding, respectively	91	91
Additional paid-in capital	170,993	170,798
Accumulated deficit	(6,696)	(5,390)

Total stockholders’ equity	164,388	165,499

Total liabilities and equity	$193,671	$194,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Condensed Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

		Period from
		February 16, 2010
	For the Three	(Commencement of
	Months Ended	Operations) to
	March 31, 2011	March 31, 2010
REVENUES
Rental revenues	$3,370	$12

Total revenues	3,370	12

COSTS AND EXPENSES
Property operating expenses	1,463	6
Depreciation and amortization	959	15
General and administrative	1,608	620
Acquisition costs	282	130

Total costs and expenses	4,312	771

OTHER INCOME (EXPENSE)
Interest and other income	4	5
Interest expense, including amortization	(368)	(3)

Total other income and expenses	(364)	2

Net loss available to common stockholders	$(1,306)	$(757)

Basic and Diluted net loss available to common stockholders per share	$(0.14)	$(0.08)

Basic and Diluted Weighted Average Common Shares Outstanding	9,132,766	9,112,000

Dividends Declared per Common Share	$0.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Condensed Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)

	Common Stock		Additional Paid-	Accumulated
	Number of Shares	Amount	in Capital	Deficit	Total
Balance as of February 16, 2010 (commencement of operations)	1,000	$—	$1	$—	$1
Net loss	—	—	—	(5,390)	(5,390)
Issuance of common stock	9,112,000	91	182,149	—	182,240
Equity issuance costs	—	—	(12,135)	—	(12,135)
Repurchase of common stock	(1,000)	—	(1)	—	(1)
Issuance of restricted stock, net	150,778	—	—	—	—
Stock-based compensation amortization	—	—	784	—	784

Balance as of December 31, 2010	9,262,778	91	170,798	(5,390)	165,499
Net loss	—	—	—	(1,306)	(1,306)
Issuance of restricted stock, net	28,182	—	—	—	—
Stock-based compensation amortization	—	—	195	—	195

Balance as of March 31, 2011	9,290,960	$91	$170,993	$(6,696)	$164,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

		Period from
		February 16, 2010
	For the Three	(Commencement of
	Months Ended	Operations) to
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,306)	$(757)
Adjustments to net loss
Straight-line rents	(310)	—
Amortization of lease intangibles	116	2
Depreciation and amortization	959	15
Deferred financing cost and mortgage premium amortization, net	49	3
Stock-based compensation	351	106
Changes in assets and liabilities
Other assets	(614)	(280)
Accounts payable and other liabilities	280	320

Net cash used in operating activities	(475)	(591)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(5,821)	(12,690)
Cash paid for deposits on property acquisitions	(2,000)	—
Additions to buildings and improvements	(842)	(43)

Net cash used in investing activities	(8,663)	(12,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs of $0 and $4,846, respectively	—	177,088
Payments on mortgage loans payable	(166)	—
Payment of financing fees	(2)	(432)

Net cash (used in) provided by financing activities	(168)	176,656

Net (decrease) increase in cash and cash equivalents	(9,306)	163,332
Cash and cash equivalents at beginning of period	57,253	1

Cash and cash equivalents at end of period	$47,947	$163,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$284	$—
Supplemental disclosures of non-cash transactions
Deferred underwriting fee	$—	$7,000
Offering costs payable	$50	$289
Contribution of fixed assets by Terreno Capital Partners LLC	$—	$240

Reconciliation of cash paid for property acquisitions
Acquisition of properties	$5,800	$12,814
Assumption of other assets and liabilities	21	(124)

Net cash paid for property acquisitions	$5,821	$12,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization
     Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) is an internally managed Maryland corporation focused on acquiring, owning and operating industrial real estate located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. As of March 31, 2011, the Company owned 34 buildings aggregating approximately 2.5 million square feet.
     The Company commenced operations upon completion of an initial public offering (“IPO”) of 8,750,000 shares of its common stock at a price of $20.00 per share and a concurrent private placement of 350,000 shares of common stock at a price of $20.00 per share on February 16, 2010. The net proceeds of the IPO and the concurrent private placement were approximately $169.8 million. Prior to the completion of its IPO, the Company had no assets other than cash. The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2010.
Note 2. Significant Accounting Policies
     Basis of Presentation. The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim condensed consolidated financial statements include all of the Company and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the financial statements contained in the Company’s 2010 Annual Report on Form 10-K and the notes thereto, which was filed with the Securities and Exchange Commission on February 24, 2011.
     Use of Estimates. The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
     Reclassifications. Certain items in the condensed consolidated financial statements for prior periods have been reclassified to conform to current classifications.
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
     Impairment. Carrying values for financial reporting purposes will be reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis will be based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value will be measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings will be recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment will be determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates will represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairments as of March 31, 2011 and December 31, 2010.
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
The fair value of the tangible assets is based on the value of the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining noncancelable term of the leases. The capitalized values of above market leases and below market leases are amortized to rental revenue over the remaining noncancelable term of the respective leases. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rent revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. As of March 31, 2011, the Company has recorded gross intangible assets and liabilities in the amounts of $2.2 million, $0.9 million, and $6.3 million for the value attributable to above market leases, below market leases and in-place leases, respectively. As of December 31, 2010, the Company had recorded gross intangible assets and liabilities in the amounts of $2.2 million, $0.9 million, and $6.1 million for the value attributable to above market leases, below market leases and in-place leases, respectively. These amounts are included in intangible assets and liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2011 and December 31, 2010, the Company has recorded net accumulated amortization of approximately $1.8 million and $1.1 million, respectively, related to these intangible assets and liabilities.
In connection with property acquisitions, the Company may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset (above market leases) or liability (below market leases), pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations, and amortized to rental revenues over the remaining life of the related leases. The total net impact to rental revenues due to the amortization of above and below market leases, was a decrease of approximately $116,000 and $2,000, respectively, for the three months ended March 31, 2011 and for the period from February 16, 2010 (commencement of operations) to March 31, 2010.
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
     Revenue Recognition. The Company records rental revenue from operating leases on a straight-line basis over the term of the non-cancellable leases and maintains an allowance for estimated losses that may result from the inability of its tenants to make required payments. If tenants fail to make contractual lease payments that are greater than the Company’s allowance for doubtful accounts, security deposits and letters of credit, then the Company may have to recognize additional doubtful account charges in future periods. The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis by reviewing their financial condition periodically as appropriate. Each period the Company reviews its outstanding accounts receivable, including straight-line rents, for doubtful accounts and provides allowances as needed. As of March 31, 2011 and December 31, 2010, there was no allowance for doubtful accounts. The Company also records lease termination fees when a tenant has executed a definitive termination agreement with the Company and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to the Company. If a tenant remains in the leased space following the execution of a definitive termination agreement, the applicable termination will be deferred and recognized over the term of such tenant’s occupancy.
Tenant expense reimbursement income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenues during the same period the related expenses are incurred. Tenant expense reimbursement income recognized as rental revenues for the three months ended March 31, 2011 and for the period from February 16, 2010 (commencement of operations) to March 31, 2010 was $787,000 and $3,000, respectively.
     Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. As of March 31, 2011 and December 31, 2010, deferred financing costs were $0.7 million and $0.8 million, respectively, net of accumulated amortization.
     Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of March 31, 2011 and December 31, 2010, the net unamortized mortgage premiums were $0.6 million and $0.7 million, respectively, and were included as a component of mortgage loans payable on the accompanying condensed consolidated balance sheets.
     Income Taxes. The Company intends to elect to be taxed as a REIT under the Code and operates as such beginning with its taxable year ended December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If it fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants it relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. On February 16, 2010 (commencement of operations), the Company adopted the provisions of ASC 740-10 with no material effect on either its financial condition or results of operations. As of March 31, 2011, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months.
     Stock-Based Compensation and Other Long-Term Incentive Compensation. The Company follows the provisions of ASC 718, Compensation-Stock Compensation, to account for its stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. The Company has adopted the 2010 Equity Plan, which provides for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as a general and administrative expense in the accompanying condensed consolidated statements of operations and measured at the fair value of the award on the date of grant. The Company estimates the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award.
In addition, the Company has awarded long-term incentive target awards to its executives that may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period. The amount that may be earned under the long-term incentive plan is variable depending on the relative total shareholder performance of the Company’s stock as compared to the total shareholder return of the MSCI U.S. REIT Index and the FTSE NAREIT Equity Industrial Index over the pre-established performance measurement period. The Company estimates the fair value of the long-term incentive target awards using a Monte Carlo simulation model on the date of grant. These awards are recognized as compensation expense over the requisite period based on the fair value of the award at the balance sheet date.
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
As of March 31, 2011 and December 31, 2010, the fair values of cash and cash equivalents, accounts payable and deferred underwriting fee payable approximated their carrying values because of the short-term nature of these investments or liabilities. Based on borrowing rates available to the Company at March 31, 2011, the estimated fair value of the mortgage loans payable were approximately $16.8 million.
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
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company’s top five tenants as of March 31, 2011 are as follows:

				% of Total	Annualized	% of Total
				Rentable	Base Rent	Annualized
	Tenant	Leases	Square Feet	Square Feet	(000’s)[1]	Base Rent
1	Home Depot	1	413,092	16.6%	$1,874	17.3%
2	Precision Custom Coating	1	208,000	8.4%	1,606	14.8%
3	YRC, Inc.	1	121,551	4.9%	1,244	11.4%
4	International Paper Company	1	137,872	5.5%	680	6.3%
5	Somerset Motors Partnership	2	62,400	2.5%	452	4.2%

	Total	6	942,915	37.9%	$5,856	54.0%

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2011, multiplied by 12.
Note 4. Investments in Real Estate. During the three months ended March 31, 2011, the Company acquired one industrial building containing approximately 135,000 square feet. The total aggregate initial investment was approximately $5.8 million. The property was acquired from an unrelated third party using existing cash on hand and was accounted for as an asset acquisition.
Note 5. Debt. As of March 31, 2011 and December 31, 2010, the Company had an $80.0 million senior revolving credit facility that matures on March 22, 2013 (the “Facility”). The amount available under the Facility may be increased up to

$150.0 million, subject to certain conditions and the identification of lenders willing to make available additional amounts. Interest on the Facility will generally be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 3.00% to 4.25%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires payment of an annual unused facility fee in an amount equal to 0.35% to 0.50% depending on the unused portion of the Facility. The unused facility fee was $100,000 and $0, respectively, for the three months ended March 31, 2011 and for the period from February 16, 2010 (commencement of operations) to March 31, 2010. The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. The Company has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Facility. As of March 31, 2011, there were no borrowings outstanding under the Facility and five properties were in the borrowing base. The Company was in compliance with its financial covenants at March 31, 2011 and December 31, 2010.
The mortgage loans payable are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans bear interest at a weighted average fixed annual interest rate of 5.18% and mature between 2015 and 2017.
The scheduled principal payments of the Company’s mortgage loans payable as of March 31, 2011 were as follows (dollars in thousands):

2011 (9 months)	$512
2012	718
2013	761
2014	806
2015	13,642
Thereafter	397

Subtotal	16,836
Unamortized net premiums	635

Total	$17,471

Note 6. Stockholders’ Equity. The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2011, 9,290,960 shares of common stock were issued and outstanding, including 134,958 non-vested restricted stock awards, and no shares of preferred stock were issued and outstanding.
In connection with the completion of the IPO on February 16, 2010, the Company issued 12,000 shares of common stock to Terreno Capital Partners LLC, an entity owned by the Company’s executive officers, in exchange for the contribution of fixed assets to the Company with a net book value of $240,000. These shares were subsequently distributed to such executive officers.
As of March 31, 2011, there were 455,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or performance shares under the Company’s 2010 Equity Incentive Plan, of which 276,040 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to March 31, 2011 ranged from $17.82 to $20.00. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s stock on the date of grant. The fair value of the shares that were granted during the three months ended March 31, 2011 was $0.5 million and the vesting period for the restricted shares is five years. As of March 31, 2011, the Company had approximately $2.6 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 4.1 years. The following is a summary of the total restricted shares granted to the Company’s executive officers, employees and directors, with the related weighted average grant date fair value share prices for the three months ended March 31, 2011.

Restricted Stock Activity:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested shares outstanding at beginning of period	150,778	$19.93
Granted, net	28,182	17.82
Vested	(44,002)	19.98

Nonvested shares outstanding at end of period	134,958	$19.45

The following is a vesting schedule of the total nonvested shares of restricted stock outstanding as of March 31, 2011:

Nonvested Shares Vesting Schedule	Number of Shares
2011 (9 months)	870
2012	32,049
2013	32,049
2014	32,049
2015	32,049
Thereafter	5,892

Total Nonvested Shares	134,958

On February 17, 2011, the board of directors declared a cash dividend of $0.10 per share of common stock payable on April 19, 2011 to stockholders of record on April 5, 2011.
Note 7. Net Loss Per Share. Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Our nonvested restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the three months ended March 31, 2011 and for the period from February 16, 2010 (commencement of operations) to March 31, 2010.
Note 8. Commitments and Contingencies
     Deferred Underwriting Commissions. Underwriting commissions incurred in connection with the Company’s IPO are reflected as a reduction of additional paid in capital in the amount of $10.5 million. The underwriters deferred approximately $7.0 million of their underwriting commissions until such time as the Company purchases assets in accordance with its investment strategy described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 with an aggregate price (including the amount of any outstanding indebtedness assumed or incurred by the Company) at least equal to the net proceeds from the IPO. The deferred underwriting commissions and other unpaid offering costs are reflected in deferred underwriting fee payable. As of March 31, 2011, the Company had paid approximately $3.5 million in underwriting commissions.
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
     Environmental Matters. The industrial properties that the Company owns and will acquire are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require the Company, as owner of a contaminated property, to clean up the property, even if it did not know of or was not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible the Company could incur these costs even after the Company sells some of the properties it acquires. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.
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
     Contractual Commitments. As of May 5, 2011, the Company had two outstanding contracts with third-party sellers to acquire industrial properties. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to a variety of factors, including the satisfaction of customary closing conditions. The following table summarizes certain information with respect to the properties the Company has under contract:

			Purchase
	Number of		Price	Assumed Debt
Market	Buildings	Square Feet	(in thousands)	(in thousands)
Los Angeles Area	1	27,500	$4,100	$—
Miami Area	—	—	—	—
Northern New Jersey/New York	1	211,500	32,600	14,769
San Francisco Bay Area	—	—	—	—
Seattle Area	—	—	—	—
Washington, D.C/Baltimore	—	—	—	—

Total/Weighted Average	2	239,000	$36,700	$14,769

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
     Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•	the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ended December 31, 2010, which was filed with the Securities and Exchange Commission on February 24, 2011 and in our other public filings;

•	our limited operating history;

•	our ability to identify and acquire industrial properties on terms favorable to us;

•	general volatility of the capital markets and the market price of our common stock;

•	adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;

•	our dependence on key personnel and our reliance on third parties to property manage our industrial properties;

•	general economic conditions;

•	our dependence upon tenants;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	our inability to manage our growth effectively;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs;

•	declining real estate valuations and impairment charges;

•	our expected leverage, our failure to obtain necessary outside financing, and future debt service obligations;

•	estimates related to our ability to make distributions to our stockholders;

•	our failure to successfully hedge against interest rate increases;

•	our failure to successfully operate acquired properties;

•	our failure to qualify or maintain our status as a REIT and possible adverse changes to tax laws;

•	uninsured or underinsured losses relating to our properties;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.
Overview
     Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) is an internally managed Maryland corporation focused on acquiring, owning and operating industrial real estate located in six major coastal U.S. markets: Los Angeles Area; Northern New Jersey/New York City; San Francisco Bay Area; Seattle Area; Miami Area; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of March 31, 2011, we owned a total of 34 buildings aggregating approximately 2.5 million square feet, which we purchased for an aggregate purchase price of approximately $140.1 million, including the assumption of mortgage loans payable of approximately $17.9 million, which includes mortgage premiums of approximately $0.7 million. As of March 31, 2011, our properties were 67.5% leased to 45 tenants. We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2010.
     The following table summarizes our investments in real estate as of March 31, 2011:

							Weighted
							Average
			% of Total	Occupancy	Annualized	% of Total	Remaining
	Number of		Rentable	Percentage as of	Base Rent	Annualized	Lease Term
Market	Buildings	Square Feet	Square Feet	March 31, 2011	(000’s) [1]	Base Rent	(Years)
Los Angeles Area	2	121,551	4.9%	100.0%	$1,244	11.5%	9.3
Northern New Jersey/New York	20	1,202,074	48.4%	86.7%	5,935	54.8%	3.5
San Francisco Bay Area	8	398,024	16.0%	75.3%	2,575	23.8%	2.6
Seattle Area	1	137,872	5.5%	100.0%	680	6.3%	0.9
Miami Area	2	491,243	19.8%	3.5%	133	1.2%	2.1
Washington, D.C./Baltimore	1	135,000	5.4%	44.4%	270	2.4%	3.0

Total/Weighted Average	34	2,485,764	100.0%	67.5%	$10,837	100.0%	3.7

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2011, multiplied by 12.
     The following table summarizes the anticipated lease expirations for leases in place at March 31, 2011, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to scheduled expiration:

		Annualized	% of Total
		Base Rent	Annualized
Year	Square Feet [1]	(000’s) [1,2]	Base Rent [1]
2011 (9 months)	46,566	$387	3.3%
2012	382,664	2,687	23.3%
2013	535,806	2,847	24.6%
2014	293,087	2,132	18.5%
2015	73,014	433	3.7%
2016+	346,849	3,069	26.6%

Total	1,677,986	$11,555	100.0%

[1]	Includes leases that expire on or after March 31, 2011 and leases in month-to-month status totaling 19,247 square feet.

[2]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of March 31, 2011, multiplied by 12.
Recent Developments
     During the three months ended March 31, 2011, we acquired one industrial building containing approximately 135,000 square feet. The total aggregate investment was approximately $5.8 million. The property was acquired from an unrelated third party using existing cash on hand. The following table sets forth the industrial property we acquired during the three months ended March 31, 2011:

		Number of		Acquisition Cost
Property Name	Location	Buildings	Square Feet	(in thousands) [1]
Dorsey	Jessup, MD	1	135,000	$5,800

[1]	Excludes acquisition costs totaling approximately $0.3 million.
     On February 17, 2011, our board of directors declared a cash dividend in the amount of $0.10 per share of our common stock payable on April 19, 2011 to stockholders of record as of the close of business on April 5, 2011.
     As of May 5, 2011, we had two outstanding contracts with a third-party sellers to acquire industrial properties as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to a variety of factors, including the satisfaction of customary closing conditions.
Results of Operations
     We commenced operations upon the completion of our initial public offering and the concurrent private placement on February 16, 2010. We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents, recoveries of expenses that we have incurred and that we pass through to the individual tenants.
     Our primary cash expenses consist of our property operating expenses, which include: real estate taxes; repairs and maintenance; management expenses; insurance; utilities; general and administrative expenses, which include payroll, office expenses, professional fees, acquisition costs and other administrative expenses; and interest expense, primarily on mortgage loans payable and our Facility. In addition, we incur non-cash charges for depreciation and amortization on our properties.
Comparison of the Three Months Ended March 31, 2011 to the Period from February 16, 2010 (Commencement of Operations) to March 31, 2010
     Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition. The majority of the changes in our statements of operations line items for the three months ended March 31, 2011 compared to the period from February 16, 2010 (commencement of operations) to March 31, 2010 are related to property acquisitions that occurred primarily in the second half of 2010.
     Revenue. Total revenues increased by approximately $3.4 million, to $3.4 million for the three months ended March 31, 2011 from $12,000 for the period from February 16, 2010 (commencement of operations) to March 31, 2010. This increase is due primarily to property acquisitions during 2010.
     Property operating expenses. Property operating expenses increased by approximately $1.5 million to $1.5 million for the three months ended March 31, 2011 from $6,000 for the period from February 16, 2010 (commencement of operations) to March 31, 2010, respectively. This increase is due primarily to property acquisitions during 2010.

     Depreciation and amortization. Depreciation and amortization increased by approximately $944,000 to $959,000 for the three months ended March 31, 2011 from $15,000 for the period from February 16, 2010 (commencement of operations) to March 31, 2010, respectively. This increase is due to property acquisitions during 2010.
     General and administrative expenses. General and administrative expenses increased by approximately $988,000 to $1.6 million for the three months ended March 31, 2011 from $620,000 for the period from February 16, 2010 (commencement of operations) to March 31, 2010. This increase was driven by a full quarter of expenses for the three months ended March 31, 2011 compared to a partial quarter for the period from February 16, 2010 (commencement of operations) to March 31, 2010.
     Interest expense, including amortization. Interest expense increased by approximately $365,000 to $368,000 for the three months ended March 31, 2011 from $3,000 for the period from February 16, 2010 (commencement of operations) to March 31, 2010. This increase is due primarily to the assumption of $17.9 million in mortgage loans payable during 2010 and Facility financing costs.
     As a result of the above, net loss increased by approximately $549,000 to $1.3 million for the three months ended March 31, 2011 compared to a net loss of $757,000 for the period from February 16, 2010 (commencement of operations) to March 31, 2010.
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
     We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the Facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with the net proceeds of our initial public offering and the concurrent private placement and borrowings under our Facility. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through the cash we have available from our initial public offering and the concurrent private placement and borrowings under our Facility and periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our Facility and to access additional capital through issuances of equity and debt securities.
     On February 16, 2010, we completed our initial public offering with the issuance of 8,750,000 shares of our common stock at a price of $20.00 per share and a concurrent private placement of 350,000 shares of our common stock at a price of $20.00 per share. The net proceeds were approximately $169.8 million.

     As of March 31, 2011, our market equity capitalization was as follows:

Market Equity Capitalization as of March 31, 2011
	Shares
Security	Outstanding[1]	Market Price [2]	Market Value
Common Stock	9,290,960	$17.23	$160,083,241

[1]	Includes 134,958 shares of unvested restricted stock

[2]	Closing price of our shares of common stock on the New York Stock Exchange on March 31, 2011 in dollars per share
     We have an $80.0 million Facility that matures on March 22, 2013. The amount available under our Facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under our Facility are limited to the lesser of $80.0 million or 50% of the value of the borrowing base properties. Interest on our Facility will generally be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under our Facility. The applicable LIBOR margin will range from 3.00% to 4.25%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. Our Facility requires payment of an annual unused facility fee in an amount equal to 0.35% to 0.50% depending on the unused portion of the Facility. Our unused facility fee was $100,000 and $0, respectively, for the three months ended March 31, 2011 and for the period from February 16, 2010 (commencement of operations) to March 31, 2010. Our Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Facility. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our Facility. As of March 31, 2011 and December 31, 2010, there were no borrowings outstanding and five properties were in the borrowing base under our Facility. We were in compliance with our financial covenants under the Facility at March 31, 2011 and December 31, 2010.
     As of March 31, 2011 and December 31, 2010, we had outstanding mortgage loans payable of approximately $17.5 million and $17.7 million, respectively, and held cash and cash equivalents totaling approximately $47.9 million and $57.3 million, respectively.
     The following table summarizes our debt maturities, principal payments, capitalization ratios, EBITDA, interest coverage and debt ratios as of March 31, 2011 (dollars in thousands):

		Mortgage
	Credit	Loans
	Facility	Payable	Total Debt
2011 (9 months)	$—	$512	$512
2012	—	718	718
2013	—	761	761
2014	—	806	806
2015	—	13,642	13,642
Thereafter	—	397	397

Subtotal	—	16,836	16,836
Unamortized net premiums	—	635	635

Total	$—	$17,471	$17,471

Total Debt-to-Gross Investments in Real Estate [1]			12.2%

Total Debt-to-Total Market Capitalization [2]			9.8%

EBITDA [3]			$372

Interest Coverage [4]			1.0	x

Total Debt-to-EBITDA [5]			11.7	x

Weighted Average Interest Rate			5.2%

Weighted Average Maturity (years)			4.8

[1]	Total debt-to-gross investments in real estate is calculated as total debt, including premiums, divided by gross investments in real estate as of March 31, 2011.

[2]	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by market equity plus total debt, including premiums, as of March 31, 2011.

[3]	Earnings before interest, taxes, depreciation and amortization. Includes acquisition costs totaling approximately $0.3 million. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of EBITDA from net loss available to common stockholders.

[4]	Interest coverage is calculated as EBITDA divided by interest expense, including amortization.

[5]	Total debt-to-EBITDA is calculated as total debt, including premiums, divided by annualized EBITDA.
     On February 17, 2011, our board of directors declared a cash dividend in the amount of $0.10 per share of our common stock payable on April 19, 2011 to stockholders of record as of the close of business on April 5, 2011. We intend over time to make regular quarterly distributions to holders of shares of our common stock when, as and if authorized by our board of directors and declared by us. Our ability to make distributions to our stockholders also will depend on our levels of retained cash flows, which we intend to use as a source of investment capital.
Sources and Uses of Cash
     Our principal sources of cash are cash from operations, borrowings under mortgage loans payable, draws on our Facility and the net proceeds from our initial public offering of our common stock and the concurrent private placement. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs and corporate overhead costs.
     Cash From Operating Activities. Net cash used in operating activities totaled approximately $0.5 million for the three months ended March 31, 2011 compared to approximately $0.6 million for the period from February 16, 2010 (commencement of operations) to March 31, 2010. The decrease in cash used in operating activities is attributable to property acquisitions during 2010 and a full quarter of operations for the three months ended March 31, 2011 compared to a partial quarter for the period from February 16, 2010 (commencement of operations) to March 31, 2010.
     Cash From Investing Activities. Net cash used in investing activities was $8.7 million and $12.7 million, respectively, for the three months ended March 31, 2011 and for the period from February 16, 2010 (commencement of operations) to March 31, 2010, which consists primarily of property acquisitions of $5.8 million and $12.7 million, respectively.
     Cash From Financing Activities. Net cash (used in) provided by financing activities was ($0.2 million) and $176.7 million, respectively, for the three months ended March 31, 2011 and for the period from February 16, 2010 (commencement of operations) to March 31, 2010, which consists primarily of scheduled debt principal payments for the three months ended March 31, 2011 and $177.1 million in proceeds, net of issuance costs paid of $4.8 million, from our initial public offering of our common stock and the concurrent private placement and financing fees for the period from February 16, 2010 (commencement of operations) to March 31, 2010.
Critical Accounting Policies
     A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the period ended December 31, 2010.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements other than an operating lease for office space.
Contractual Obligations
     The full amount of the underwriting discount in connection with our initial public offering was approximately $10.5 million. The underwriters agreed to forego the receipt of payment of $0.80 per share, or approximately $7.0 million in the aggregate, until such time as we purchase assets in accordance with our investment strategy described in our Annual Report on Form 10-K for the period ended December 31, 2010 with an aggregate purchase price (including the amount of any outstanding indebtedness assumed or incurred by us) at least equal to the net proceeds from our initial public offering (after deducting the full underwriting discount and other estimated offering expenses payable by us), at which time, we have agreed to pay the underwriters the remainder of the underwriting discount.
     As of May 5, 2011, we had two outstanding contracts with third-party sellers to acquire industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to a variety of factors, including the satisfaction of customary closing conditions. The following table summarizes certain information with respect to the properties we have under contract:

			Purchase
	Number of		Price (in	Assumed Debt
Market	Buildings	Square Feet	thousands)	(in thousands)
Los Angeles Area	1	27,500	$4,100	$—
Miami Area	—	—	—	—
Northern New Jersey/New York	1	211,500	32,600	14,769
San Francisco Bay Area	—	—	—	—
Seattle Area	—	—	—	—
Washington, D.C/Baltimore	—	—	—	—

Total/Weighted Average	2	239,000	$36,700	$14,769

Non-GAAP Financial Measures
     We use the following non-GAAP financial measures that we believe are useful to investors as a key measure of our operating performance: funds from operations, or FFO, and earnings before interest, taxes, depreciation and amortization, or EBITDA. FFO and EBITDA should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP.
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
     We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.
     The following table reflects the calculation of FFO reconciled from net loss available to common stockholders for the three months ended March 31, 2011 and for the period from February 16, 2010 (commencement of operations) to March 31, 2010 (dollars in thousands except per share data) :

		Period from
		February 16, 2010
	For the Three	(Commencement of
	Months Ended	Operations) to
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Net loss available to common stockholders	$(1,306)	$(757)
Depreciation and amortization
Total depreciation and amortization	959	15
Non-real estate depreciation	(23)	(9)

Funds from operations	$(370)	$(751)

Basic and diluted FFO per common share	$(0.04)	$(0.08)

Weighted average basic and diluted common shares	9,132,766	9,112,000

     We compute EBITDA as earnings before interest, taxes, depreciation and amortization and stock-based compensation. We believe that presenting EBITDA provides useful information to investors regarding our operating performance because it is a measure of our operations on an unleveraged basis before the effects of tax, non-cash depreciation and amortization expense, including stock-based compensation.
     The following table reflects the calculation of EBITDA reconciled from net loss available to common stockholders for the three months ended March 31, 2011 and for the period from February 16, 2010 (commencement of operations) to March 31, 2010 (dollars in thousands):

		Period from
		February 16, 2010
	For the Three	(Commencement of
	Months Ended	Operations) to
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Net loss available to common stockholders	$(1,306)	$(757)
Depreciation and amortization	959	15
Stock-based compensation	351	106
Interest expense, including amortization	368	3

EBITDA	$372	$(633)

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to give reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As of March 31, 2011, there were no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject, the determination of which the Company anticipates would have a material effect upon its financial condition and results of operations.

Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.
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
     Prior to the full investment of the net offering proceeds in industrial properties, the Company will continue to invest the net proceeds in interest-bearing short-term U.S. government, government agency securities and money market accounts, which are consistent with our intention to qualify as a REIT. As of March 31, 2011, we have used net proceeds to acquire 34 industrial buildings for an aggregate purchase price of approximately $140.1 million, which includes assumed mortgage loans payable.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Exhibit Description
10.1*	Agreement of Purchase and Sale, dated as of March 31, 2011, between Saw Mill Park, LLC and Terreno Realty LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 5, 2011.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 5, 2011.

32.1**	18 U.S.C. § 1350 Certification dated May 5, 2011.

32.2**	18 U.S.C. § 1350 Certification dated May 5, 2011.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation
May 5, 2011	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

May 5, 2011	By:	/s/ Michael A. Coke
Michael A. Coke
President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Exhibit Description
10.1*	Agreement of Purchase and Sale, dated as of March 31, 2011, between Saw Mill Park, LLC and Terreno Realty LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 5, 2011.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 5, 2011.

32.1**	18 U.S.C. § 1350 Certification dated May 5, 2011.

32.2**	18 U.S.C. § 1350 Certification dated May 5, 2011.

*	Filed herewith.

**	Furnished herewith.