Form 10-Q
period 2011-06-30
Terreno Realty Corp
filed 2011-08-08
CIK 1476150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Registrant’s telephone number, including area code: (415) 655-4580
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 9,309,232 shares of its common stock, $0.01 par value per share, outstanding as of August 8, 2011.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	2
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and for the three months ended June 30, 2010 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010	3
Condensed Consolidated Statements of Equity for the six months ended June 30, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. (Removed and Reserved)	23
Item 5. Other Information	23
Item 6. Exhibits	23

SIGNATURES

EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Terreno Realty Corporation
Condensed Consolidated Balance Sheets
(in thousands – except share and per share data)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Investments in real estate
Land	$102,595	$71,861
Buildings and improvements	86,940	56,222
Intangible assets	11,036	8,280

Total investments in properties	200,571	136,363
Accumulated depreciation and amortization	(3,844)	(1,502)

Net investments in properties	196,727	134,861
Cash and cash equivalents	4,079	57,253
Deferred financing costs, net	767	796
Other assets, net	3,543	1,472

Total assets	$205,116	$194,382

LIABILITIES AND EQUITY
Liabilities
Credit facility	$6,000	$—
Mortgage loans payable	32,010	17,676
Security deposits	1,113	899
Intangible liabilities	605	883
Deferred underwriting fee payable	—	7,000
Accounts payable and other liabilities	4,364	2,425

Total liabilities	44,092	28,883
Commitments and contingencies (Note 8)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock: $0.01 par value, 400,000,000 shares authorized, and 9,309,232 and 9,262,778 shares issued and outstanding, respectively	91	91
Additional paid-in capital	169,590	170,798
Accumulated deficit	(8,657)	(5,390)

Total stockholders’ equity	161,024	165,499

Total liabilities and equity	$205,116	$194,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Condensed Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

				Period from
				February 16, 2010
				(Commencement of
			For the Six Months	Operations) to
	For the Three Months Ended June 30,		Ended June 30, 2011	June 30, 2010
	2011	2010
REVENUES
Rental revenues	$3,766	$333	$7,136	$345

Total revenues	3,766	333	7,136	345

COSTS AND EXPENSES
Property operating expenses	1,488	110	2,951	116
Depreciation and amortization	1,042	170	2,001	185
General and administrative	1,480	1,081	3,088	1,701
Acquisition costs	1,256	219	1,538	349

Total costs and expenses	5,266	1,580	9,578	2,351

OTHER INCOME (EXPENSE)
Interest and other income	3	21	7	26
Interest expense, including amortization	(464)	(105)	(832)	(108)

Total other income and expenses	(461)	(84)	(825)	(82)

Net loss available to common stockholders	$(1,961)	$(1,331)	$(3,267)	$(2,088)

Basic and Diluted net loss available to common stockholders per share	$(0.21)	$(0.15)	$(0.36)	$(0.23)

Basic and Diluted Weighted Average Common Shares Outstanding	9,164,741	9,112,000	9,148,890	9,112,000

Dividends Declared per Common Share	$0.10	$—	$0.20	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Condensed Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)

	Common Stock		Additional Paid-	Accumulated
	Number of Shares	Amount	in Capital	Deficit	Total
Balance as of February 16, 2010 (commencement of operations)	1,000	$—	$1	$—	$1
Net loss	—	—	—	(5,390)	(5,390)
Issuance of common stock	9,112,000	91	182,149	—	182,240
Equity issuance costs	—	—	(12,135)	—	(12,135)
Repurchase of common stock	(1,000)	—	(1)	—	(1)
Issuance of restricted stock, net	150,778	—	—	—	—
Stock-based compensation amortization	—	—	784	—	784

Balance as of December 31, 2010	9,262,778	91	170,798	(5,390)	165,499
Net loss	—	—	—	(3,267)	(3,267)
Issuance of common stock	18,272	—	300	—	300
Issuance of restricted stock, net	28,182	—	—	—	—
Stock-based compensation amortization	—	—	352	—	352
Dividends	—	—	(1,860)	—	(1,860)

Balance as of June 30, 2011	9,309,232	$91	$169,590	$(8,657)	$161,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

		Period from
		February 16, 2010
		(Commencement of
	For the Six Months	Operations) to
	Ended June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,267)	$(2,088)
Adjustments to net loss
Straight-line rents	(807)	(8)
Amortization of lease intangibles	253	57
Depreciation and amortization	2,001	185
Deferred financing cost and mortgage premium amortization, net	100	39
Stock-based compensation	818	330
Changes in assets and liabilities
Other assets	(1,085)	(249)
Accounts payable and other liabilities	474	686

Net cash used in operating activities	(1,513)	(1,048)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(46,968)	(12,690)
Cash paid for deposits on property acquisitions	(250)	(380)
Additions to buildings and improvements	(2,155)	(65)

Net cash used in investing activities	(49,373)	(13,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs of $0 and $4,846, respectively	—	176,933
Borrowings on credit facility	6,000	—
Payments on mortgage loans payable	(357)	—
Payment of financing fees	(2)	(447)
Payment of deferred underwriting fee	(7,000)	—
Dividends paid to common stockholders	(929)	—

Net cash (used in) provided by financing activities	(2,288)	176,486

Net (decrease) increase in cash and cash equivalents	(53,174)	162,303
Cash and cash equivalents at beginning of period	57,253	1

Cash and cash equivalents at end of period	$4,079	$162,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$628	$—
Supplemental disclosures of non-cash transactions
Deferred underwriting fee	$—	$7,000
Offering costs payable	$50	$134
Contribution of fixed assets by Terreno Capital Partners LLC	$—	$240
Accounts payable related to capital improvements	$416	$—

Reconciliation of cash paid for property acquisitions
Acquisition of properties	$61,725	$12,814
Assumption of mortgage loans payable	(14,768)	—
Assumption of other assets and liabilities	11	(124)

Net cash paid for property acquisitions	$46,968	$12,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization
     Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) is an internally managed Maryland corporation that acquires, owns and operates industrial real estate located in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of June 30, 2011, the Company owned 39 buildings aggregating approximately 2.9 million square feet.
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
Note 2. Significant Accounting Policies
     Basis of Presentation. The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim condensed consolidated financial statements include all of the Company and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The interim results for the three and six months ended June 30, 2011 are not necessarily indicative of future results. The financial statements should be read in conjunction with the financial statements contained in the Company’s 2010 Annual Report on Form 10-K and the notes thereto, which was filed with the Securities and Exchange Commission on February 24, 2011.
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
     Impairment. Carrying values for financial reporting purposes will be reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis will be based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value will be measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings will be recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment will be determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates will represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairments for the three months ended June 30, 2011 and 2010, or for the six months ended June 30, 2011, or for the period from February 16, 2010 (commencement of operations) to June 30, 2010.
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
The fair value of the tangible assets is based on the value of the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining noncancelable term of the leases when there is not a bargain renewal option. The capitalized values of above market leases and below market leases are amortized to rental revenue over the remaining noncancelable term of the respective leases. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rent revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. As of June 30, 2011, the Company has recorded gross intangible assets and liabilities in the amounts of $2.2 million, $0.8 million, and $8.8 million for the value attributable to above market leases, below market leases and in-place leases, respectively. As of December 31, 2010, the Company had recorded gross intangible assets and liabilities in the amounts of $2.2 million, $0.9 million, and $6.1 million for the value attributable to above market leases, below market leases and in-place leases, respectively. These amounts are included in intangible assets and liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2011 and December 31, 2010, the Company has recorded net accumulated amortization of approximately $2.5 million and $1.1 million, respectively, related to these intangible assets and liabilities.
In connection with property acquisitions, the Company may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset (above market leases) or liability (below market leases), pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations, and amortized to rental revenues over the remaining life of the related leases. The total net impact to rental revenues due to the amortization of above and below market leases, was a decrease of approximately $138,000 and $55,000, respectively, for the three months ended June 30, 2011 and 2010, and $253,000 and $57,000, respectively, for the six months ended June 30, 2011 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010.
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
Tenant expense reimbursement income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenues during the same period the related expenses are incurred. Tenant expense reimbursement income recognized as rental revenues for the three months ended June 30, 2011 and 2010 was approximately $0.8 million and $0.1 million, respectively, and approximately $1.6 million and $0.1 million, respectively, for the six months ended June 30, 2011 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010.
     Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. As of both June 30, 2011 and December 31, 2010, deferred financing costs were $0.8 million, net of accumulated amortization.
     Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of June 30, 2011 and December 31, 2010, the net unamortized mortgage premiums were $0.6 million and $0.7 million, respectively, and were included as a component of mortgage loans payable on the accompanying condensed consolidated balance sheets.
     Income Taxes. The Company elected to be taxed as a REIT under the Code and operates as such beginning with its taxable year ended December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If it fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants it relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. On February 16, 2010 (commencement of operations), the Company adopted the provisions of ASC 740-10 with no material effect on either its financial condition or results of operations. As of June 30, 2011, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months.
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
In addition, the Company has awarded long-term incentive target awards to its executives that are payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period. The amount that may be earned under the long-term incentive plan is variable depending on the relative total shareholder return of the Company’s stock as compared to the total shareholder return of the MSCI U.S. REIT Index and the FTSE NAREIT Equity Industrial Index over the pre-established performance measurement period. The Company estimates the fair value of the long-term incentive target awards using a Monte Carlo simulation model on the date of grant. These awards are recognized as compensation expense over the requisite period based on the fair value of the award at the balance sheet date.
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
As of June 30, 2011 and December 31, 2010, the fair values of cash and cash equivalents, accounts payable and deferred underwriting fee payable approximated their carrying values because of the short-term nature of these investments or liabilities. Based on borrowing rates available to the Company at June 30, 2011 and December 31, 2010, the estimated fair values of the mortgage loans payable were approximately $31.1 million and $17.1 million, respectively.
     New Accounting Pronouncements. On December 21, 2010, ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations was issued to address differences in the way entities have interpreted the requirements of ASC 805, Business Combinations for disclosures about pro forma revenue and earnings in a business combination. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-29 to have a material impact on the condensed consolidated financial statements.
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
As of June 30, 2011, the Company owned five properties located in Northern New Jersey/New York City, which accounted for 59.0% of our annualized rental income, which is based on contractual base rent from leases in effect as of June 30, 2011, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company’s top five tenants as of June 30, 2011 are as follows:

			% of Total	Annualized	% of Total
			Rentable	Base Rent	Annualized
Tenant	Leases	Square Feet	Square Feet	(000’s)[1]	Base Rent
1 H.D. Smith Wholesale	1	211,418	7.3%	$1,949	13.5%
2 Home Depot	1	413,092	14.3%	1,889	13.1%
3 YRC, Inc.	2	148,961	5.2%	1,854	12.9%
4 Precision Custom Coating	1	208,000	7.2%	1,606	11.1%
5 International Paper Company	1	137,872	4.8%	680	4.7%

Total	6	1,119,343	38.8%	$7,978	55.3%

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2011, multiplied by 12.
Note 4. Investments in Real Estate. During the six months ended June 30, 2011, the Company acquired six industrial buildings containing approximately 535,078 square feet. The total aggregate initial investment was approximately $61.7 million. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable and borrowings on the credit facility, and were accounted for as asset acquisitions.
Note 5. Debt. As of June 30, 2011 and December 31, 2010, the Company had an $80.0 million senior revolving credit facility that matures on March 22, 2013 (the “Facility”). The amount available under the Facility may be increased up to $150.0 million, subject to certain conditions and the identification of lenders willing to make available additional amounts. Interest on the Facility will generally be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 3.00% to 4.25% (currently 3.00%), depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires payment of an annual unused facility fee in an amount equal to 0.35% to 0.50% depending on the unused portion of the Facility. The unused facility fee was $101,000 and $69,000, respectively, for the three months ended June 30, 2011 and 2010 and $201,000 and $69,000, respectively, for the six months ended June 30, 2011 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010. The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. The Company has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Facility. As of June 30, 2011, there were $6.0 million of borrowings outstanding under the Facility and five properties were in the borrowing base. The Company was in compliance with its financial covenants at June 30, 2011 and December 31, 2010.
During the three months ended June 30, 2011, the Company assumed one mortgage loan payable totaling approximately $14.8 million. The mortgage loans payable are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2015 and 2021.
The scheduled principal payments of the Company’s debt as of June 30, 2011 were as follows (dollars in thousands):

		Mortgage
	Credit	Loans
`	Facility	Payable	Total Debt
2011 (6 months)	$—	$485	$485
2012	—	1,012	1,012
2013	6,000	1,072	7,072
2014	—	1,135	1,135
2015	—	13,989	13,989
Thereafter	—	13,720	13,720

Subtotal	6,000	31,413	37,413
Unamortized net premiums	—	597	597

Total	$6,000	$32,010	$38,010

Weighted Average Interest Rate	3.2%	5.3%	5.0%
Note 6. Stockholders’ Equity. The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2011, 9,309,232 shares of common stock were issued and outstanding, including 134,958 non-vested restricted stock awards, and no shares of preferred stock were issued and outstanding.
In connection with the annual meeting of stockholders on May 18, 2011, the Company granted a total of 18,272 shares of unrestricted common stock to its independent directors under the Company’s 2010 Equity Incentive Plan with a grant date fair value per share of $16.42. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the three and six months ended June 30, 2011 related to this issuance.

In connection with the completion of the IPO on February 16, 2010, the Company issued 12,000 shares of common stock to Terreno Capital Partners LLC, an entity owned by the Company’s executive officers, in exchange for the contribution of fixed assets to the Company with a net book value of $240,000. These shares were subsequently distributed to such executive officers.
As of June 30, 2011, there were 455,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or performance shares under the Company’s 2010 Equity Incentive Plan, of which 257,768 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to June 30, 2011 ranged from $17.82 to $20.00. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s stock on the date of grant. The fair value of the shares that were granted during the six months ended June 30, 2011 was $0.5 million and the vesting period for the restricted shares is five years. As of June 30, 2011, the Company had approximately $2.4 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.9 years. The following is a summary of the total restricted shares granted to the Company’s executive officers, employees and directors, with the related weighted average grant date fair value share prices for the six months ended June 30, 2011.
Restricted Stock Activity:

		Weighted
		Average Grant
	Shares	Date Fair Value
Non-vested shares outstanding at beginning of period	150,778	$19.93
Granted, net	28,182	17.82
Vested	(44,002)	19.98

Non-vested shares outstanding at end of period	134,958	$19.45

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of June 30, 2011:

Non-vested Shares Vesting Schedule	Number of Shares
2011 (6 months)	870
2012	32,049
2013	32,049
2014	32,049
2015	32,049
Thereafter	5,892

Total Non-vested Shares	134,958

Dividends:
On February 17, 2011, the board of directors declared a cash dividend of $0.10 per share of common stock payable on April 19, 2011 to stockholders of record on April 5, 2011.
On May 18, 2011, the board of directors declared a cash dividend of $0.10 per share of common stock payable on July 20, 2011 to stockholders of record on July 6, 2011.
Note 7. Net Loss Per Share. Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Our nonvested restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010.

Note 8. Commitments and Contingencies
     Deferred Underwriting Commissions. Underwriting commissions incurred in connection with the Company’s IPO are reflected as a reduction of additional paid in capital in the amount of $10.5 million. At the time of the Company’s IPO, the underwriters deferred approximately $7.0 million of their underwriting commissions until such time as the Company purchased assets in accordance with its investment strategy described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 with an aggregate price (including the amount of any outstanding indebtedness assumed or incurred by the Company) at least equal to the net proceeds from the IPO. The deferred underwriting fee was paid during the three months ended June 30, 2011. The deferred underwriting commissions and other unpaid offering costs as of December 31, 2010 are reflected in deferred underwriting fee payable. As of June 30, 2011, the Company had paid approximately $10.5 million in underwriting commissions, which represents the full amount of the underwriting commissions that the Company was obligated to pay in connection with the IPO.
     Litigation. The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against it. In the normal course of business, from time to time, the Company may be involved in legal actions relating to the ownership and operations of its properties. Management does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.
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
As a result, the Company may become subject to material environmental liabilities of which it is unaware. The Company can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on it, or (2) the environmental condition of the Company’s industrial properties will not be affected by the condition of the properties in the vicinity of its industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company. The Company was not aware of any significant or material exposures as of June 30, 2011 and December 31, 2010.
General Uninsured Losses. The Company carries property and rental loss, liability and terrorism insurance. The Company believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, the Company’s properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, the Company has obtained or anticipates that it will obtain, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war, that may be either uninsurable or not economically insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property. The Company was not aware of any significant or material exposures as of June 30, 2011 and December 31, 2010.
     Contractual Commitments. On July 20, 2011, the Company acquired one industrial property containing approximately 73,000 square feet for a purchase price of approximately $12.4 million. The property was acquired from an unrelated third party using existing cash on hand, net of an assumed mortgage loan payable of approximately $6.7 million and borrowings on the credit facility.
As of August 8, 2011, The Company had two separate contracts with third-party sellers to acquire two industrial buildings containing an aggregate of approximately 190,500 square feet. There is no assurance that the Company will acquire any of the properties under contract because the proposed acquisitions are subject to a variety of factors, including the satisfaction of customary closing conditions. The following table summarizes certain information with respect to the properties the Company has under contract:

			Purchase
	Number of		Price (in	Assumed Debt
Market	Buildings	Square Feet	thousands)	(in thousands)
Los Angeles	—	—	$—	$—
Miami	1	40,000	4,400	—
Northern New Jersey/New York	1	150,500	10,350	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Washington, D.C/Baltimore	—	—	—	—

Total/Weighted Average	2	190,500	$14,750	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
     Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) is an internally managed Maryland corporation that acquires, owns and operates industrial real estate located in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of June 30, 2011, we owned a total of 39 buildings aggregating approximately 2.9 million square feet, which we purchased for an aggregate purchase price of approximately $196.1 million, including the assumption of mortgage loans payable of approximately $32.7 million, which includes mortgage premiums of approximately $0.7 million. As of June

30, 2011, our properties were 71.6% leased to 50 tenants. We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2010.
     The following table summarizes our investments in real estate as of June 30, 2011:

							Weighted
							Average
			% of Total	Occupancy	Annualized	% of Total	Remaining
	Number of		Rentable	Percentage as of	Base Rent	Annualized	Lease Term
Market	Buildings	Square Feet	Square Feet	June 30, 2011	(000’s)[1]	Base Rent	(Years)
Los Angeles	3	149,056	5.2%	100.0%	$1,478	10.2%	8.1
Northern New Jersey/New York	22	1,440,902	49.9%	88.9%	8,513	59.0%	5.1
San Francisco Bay Area	8	398,024	13.8%	72.1%	2,451	17.0%	2.5
Seattle	1	137,872	4.8%	100.0%	680	4.7%	0.7
Miami	3	526,243	18.2%	9.9%	414	2.9%	4.0
Washington, D.C./Baltimore	2	233,745	8.1%	67.9%	894	6.2%	2.5

Total/Weighted Average	39	2,885,842	100.0%	71.6%	$14,430	100.0%	4.6

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2011, multiplied by 12.
     The following table summarizes the anticipated lease expirations for leases in place at June 30, 2011, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to scheduled expiration:

		Annualized	% of Total
		Base Rent	Annualized
Year	Square Feet[1]	(000’s)[1,2]	Base Rent[1]
2011 (6 months)	24,432	$234	1.5%
2012	382,664	2,654	16.7%
2013	644,188	3,557	22.4%
2014	320,592	2,457	15.5%
2015	73,014	433	2.7%
2016+	620,677	6,548	41.2%

Total	2,065,567	$15,883	100.0%

[1]	Includes leases that expire on or after June 30, 2011.

[2]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of June 30, 2011, multiplied by 12.
Recent Developments
     During the six months ended June 30, 2011, we acquired six industrial buildings containing approximately 535,078 square feet. The total aggregate investment was approximately $61.7 million. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable and borrowings on our credit facility. The following table sets forth the industrial properties we acquired during the six months ended June 30, 2011:

		Number of		Acquisition Cost
Property Name	Location	Buildings	Square Feet	(in thousands)[1]
Dorsey	Jessup, MD	1	135,000	$5,800
Belleville	Kearny, NJ	1	211,418	32,600
Glasgow	Inglewood, CA	1	27,505	4,100
Bollman	Savage, MD	1	98,745	7,500
Dell	Carlstadt, NJ	1	27,410	7,725
70th Avenue	Miami, FL	1	35,000	4,000

Total		6	535,078	$61,725

[1]	Excludes acquisition costs totaling approximately $1.5 million.
     On February 17, 2011, our board of directors declared a cash dividend in the amount of $0.10 per share of our common stock payable on April 19, 2011 to stockholders of record as of the close of business on April 5, 2011.

     On May 18, 2011, our board of directors declared a cash dividend in the amount of $0.10 per share of our common stock payable on July 20, 2011 to stockholders of record as of the close of business on July 6, 2011.
     On July 20, 2011, we acquired one industrial property containing approximately 73,000 square feet for a purchase price of approximately $12.4 million. The property was acquired from an unrelated third party using cash on hand, net of an assumed mortgage loan payable of approximately $6.7 million and borrowings on the credit facility. Furthermore, as of August 8, 2011, we had two separate outstanding contracts with third-party sellers to acquire two industrial properties as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire any of the properties under contract because the proposed acquisitions are subject to a variety of factors, including the satisfaction of customary closing conditions.
Results of Operations
     We commenced operations upon the completion of our initial public offering and the concurrent private placement on February 16, 2010. We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of expenses that we have incurred and that we pass through to the individual tenants.
     Our primary cash expenses consist of our property operating expenses, which include: real estate taxes; repairs and maintenance; management expenses; insurance; utilities; general and administrative expenses, which include payroll, office expenses, professional fees and other administrative expenses; acquisition costs, which include third-party costs paid to brokers and consultants; and interest expense, primarily on mortgage loans payable and our Facility.
     Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition.
Comparison of the Three Months Ended June 30, 2011 and 2010
     The majority of the changes in our statements of operations line items for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 are related to property acquisitions that occurred in the second half of 2010 and the first half of 2011.
     Revenue. Total revenues increased by approximately $3.5 million to $3.8 million for the three months ended June 30, 2011 from $0.3 million for the three months ended June 30, 2010. This increase is due primarily to property acquisitions during 2010 and 2011.
     Property operating expenses. Property operating expenses increased by approximately $1.4 million to $1.5 million for the three months ended June 30, 2011 from $0.1 million for the same period in 2010. This increase is due primarily to property acquisitions during 2010 and 2011.
     Depreciation and amortization. Depreciation and amortization increased by approximately $0.8 million to $1.0 million for the three months ended June 30, 2011 from $0.2 million for the three months ended June 30, 2010. This increase is due to property acquisitions during 2010 and 2011.
     General and administrative expenses. General and administrative expenses increased by approximately $0.4 million to $1.5 million for the three months ended June 30, 2011 from $1.1 million for the same period in 2010. This increase was driven primarily by approximately $0.3 million of compensation costs related to the issuance of unrestricted common stock to our directors during the three months ended June 30, 2011.
     Acquisition costs. Acquisition costs increased by approximately $1.1 million to $1.3 million for the three months ended June 30, 2011 from $0.2 million for the three months ended June 30, 2010. This increase is due to a higher volume of property acquisitions during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.
     Interest expense, including amortization. Interest expense increased by approximately $0.4 million to $0.5 million for the three months ended June 30, 2011 from $0.1 million for the three months ended June 30, 2010. This increase is due primarily to the assumption of $32.7 million in mortgage loans payable during 2010 and 2011, as well as Facility financing costs.

     As a result of the above, net loss increased by approximately $0.7 million to $2.0 million for the three months ended June 30, 2011 compared to a net loss of $1.3 million for the same period in 2010.
Comparison of the Six Months Ended June 30, 2011 to the Period from February 16, 2010 (Commencement of Operations) to June 30, 2010
     The majority of the changes in our statements of operations line items for the six months ended June 30, 2011 compared to the period from February 16, 2010 (commencement of operations) to June 30, 2010 are related to property acquisitions that occurred primarily in the second half of 2010 and the first half of 2011.
     Revenue. Total revenues increased by approximately $6.8 million to $7.1 million for the six months ended June 30, 2011 from $0.3 million for the period from February 16, 2010 (commencement of operations) to June 30, 2010. This increase is due primarily to property acquisitions during 2010 and 2011.
     Property operating expenses. Property operating expenses increased by approximately $2.9 million to $3.0 million for the six months ended June 30, 2011 from $0.1 million for the period from February 16, 2010 (commencement of operations) to June 30, 2010. This increase is due primarily to property acquisitions during 2010 and 2011.
     Depreciation and amortization. Depreciation and amortization increased by approximately $1.8 million to $2.0 million for the six months ended June 30, 2011 from $0.2 million for the period from February 16, 2010 (commencement of operations) to June 30, 2010. This increase is due to property acquisitions during 2010 and 2011.
     General and administrative expenses. General and administrative expenses increased by approximately $1.4 million to $3.1 million for the six months ended June 30, 2011 from $1.7 million for the period from February 16, 2010 (commencement of operations) to June 30, 2010. This increase was driven by a full two quarters of expenses for the six months ended June 30, 2011 compared to the shorter period from February 16, 2010 (commencement of operations) to June 30, 2010.
     Acquisition costs. Acquisition costs increased by approximately $1.2 million to $1.5 million for the six months ended June 30, 2011 from $0.3 million for the period from February 16, 2010 (commencement of operations) to June 30, 2010. This increase is due to a higher volume of property acquisitions during the six months ended June 30, 2011 compared to the period from February 16, 2010 (commencement of operations) to June 30, 2010.
     Interest expense, including amortization. Interest expense increased by approximately $0.7 million to $0.8 million for the six months ended June 30, 2011 from $0.1 million for the period from February 16, 2010 (commencement of operations) to June 30, 2010. This increase is due primarily to the assumption of $32.7 million in mortgage loans payable during 2010 and 2011, as well as Facility financing costs.
     As a result of the above, net loss increased by approximately $1.2 million to $3.3 million for the six months ended June 30, 2011 compared to a net loss of $2.1 million for the period from February 16, 2010 (commencement of operations) to June 30, 2010.
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
     We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the Facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with term loans, mortgages and borrowings under our Facility. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through borrowings under our Facility and periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our Facility and to access additional capital through issuances of equity and debt securities.
     As of June 30, 2011, our market equity capitalization was as follows:

Market Equity Capitalization as of June 30, 2011
	Shares
Security	Outstanding[1]	Market Price [2]	Market Value
Common Stock	9,309,232	$17.01	$158,350,036

[1]	Includes 134,958 shares of unvested restricted stock

[2]	Closing price of our shares of common stock on the New York Stock Exchange on June 30, 2011 in dollars per share
     We have an $80.0 million Facility that matures on March 22, 2013. The amount available under our Facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under our Facility are limited to the lesser of $80.0 million or 50% of the value of the borrowing base properties. Interest on our Facility will generally be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under our Facility. The applicable LIBOR margin will range from 3.00% to 4.25% (currently 3.00%), depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. Our Facility requires payment of an annual unused facility fee in an amount equal to 0.35% to 0.50% depending on the unused portion of the Facility. Our unused facility fee was $101,000 and $69,000, respectively, for the three months ended June 30, 2011 and 2010 and $201,000 and $69,000, respectively, for the six months ended June 30, 2011 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010. Our Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Facility. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our Facility. As of June 30, 2011, there were $6.0 million of borrowings outstanding and five properties were in the borrowing base under our Facility. We were in compliance with our financial covenants under the Facility at June 30, 2011 and December 31, 2010.
     As of June 30, 2011 and December 31, 2010, we had outstanding mortgage loans payable of approximately $32.0 million and $17.7 million, respectively, and held cash and cash equivalents totaling approximately $4.1 million and $57.3 million, respectively.
     The following table summarizes our debt maturities, principal payments, capitalization ratios, EBITDA, Adjusted EBITDA, interest coverage and debt ratios as of and for the six months ended June 30, 2011 (dollars in thousands):

		Mortgage
	Credit	Loans
	Facility	Payable	Total Debt
2011 (6 months)	$—	$485	$485
2012	—	1,012	1,012
2013	6,000	1,072	7,072
2014	—	1,135	1,135
2015	—	13,989	13,989
Thereafter	—	13,720	13,720

Subtotal	6,000	31,413	37,413
Unamortized net premiums	—	597	597

Total	$6,000	$32,010	$38,010

Weighted Average Interest Rate	3.2%	5.3%	5.0%

Total Debt-to-Gross Investments in Real Estate [1]			19.0%

Total Debt-to-Total Market Capitalization [2]			19.4%

Floating Rate Debt as a % of Total Debt			16.0%

EBITDA [3]			$(434)

Adjusted EBITDA [4]			$1,922

Interest Coverage [5]			2.3

Total Debt-to-Adjusted EBITDA [6]			9.9

Weighted Average Maturity (years)			6.2

[1]	Total debt-to-gross investments in real estate is calculated as total debt, including premiums, divided by gross investments in real estate as of June 30, 2011.

[2]	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by market equity capitalization plus total debt, including premiums, as of June 30, 2011.

[3]	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the six months ended June 30, 2011. Includes acquisition costs totaling approximately $1.5 million. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of EBITDA from net loss available to common stockholders.

[4]	Earnings before interest, taxes, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the six months ended June 30, 2011. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net loss available to common stockholders.

[5]	Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization.

[6]	Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums, divided by annualized Adjusted EBITDA.
     On February 17, 2011, our board of directors declared a cash dividend in the amount of $0.10 per share of our common stock payable on April 19, 2011 to stockholders of record as of the close of business on April 5, 2011. On May 18, 2011, our board of directors declared a cash dividend in the amount of $0.10 per share of our common stock payable on July 20, 2011 to stockholders of record as of the close of business on July 6, 2011. We intend over time to make regular quarterly distributions to holders of shares of our common stock when, as and if authorized by our board of directors and declared by us. Our ability to make distributions to our stockholders also will depend on our levels of retained cash flows, which we intend to use as a source of investment capital.

Sources and Uses of Cash
     Our principal sources of cash are cash from operations, borrowings under mortgage loans payable and draws on our Facility. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs and corporate overhead costs.
     Cash From Operating Activities. Net cash used in operating activities totaled approximately $1.5 million for the six months ended June 30, 2011 compared to approximately $1.0 million for the period from February 16, 2010 (commencement of operations) to June 30, 2010. This increase in cash used in operating activities is attributable to higher cash flows from property acquisitions during 2010 and a full six months of operations during the period ended June 30, 2011, offset by increased payments for prepaid insurance costs.
     Cash From Investing Activities. Net cash used in investing activities was $49.4 million and $13.1 million, respectively, for the six months ended June 30, 2011 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010, which consists primarily of property acquisitions of $47.0 million and $12.7 million, respectively.
     Cash From Financing Activities. Net cash (used in) provided by financing activities was ($2.3 million) and $176.5 million, respectively, for the six months ended June 30, 2011 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010, which consists primarily of scheduled debt principal payments, the payment of the $7.0 million deferred underwriting fee that the underwriters agreed to defer at the time of our initial public offering, and dividend payments of $0.9 million for the six months ended June 30, 2011, and $176.9 million in proceeds, net of issuance costs paid of $4.8 million, from our initial public offering of our common stock and the concurrent private placement and financing fees for the period from February 16, 2010 (commencement of operations) to June 30, 2010.
Critical Accounting Policies
     A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the period ended December 31, 2010.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements other than an operating lease for office space.
Contractual Obligations
     The full amount of the underwriting discount in connection with our initial public offering was approximately $10.5 million. At the time of our initial public offering, the underwriters agreed to forego the receipt of payment of $0.80 per share, or approximately $7.0 million in the aggregate, until such time as we purchased assets in accordance with our investment strategy described in our Annual Report on Form 10-K for the period ended December 31, 2010 with an aggregate purchase price (including the amount of any outstanding indebtedness assumed or incurred by us) at least equal to the net proceeds from our initial public offering (after deducting the full underwriting discount and other estimated offering expenses payable by us). The remaining $7.0 million of the underwriting discount was paid during the three months ended June 30, 2011.
     On July 20, 2011, we acquired one industrial property containing approximately 73,000 square feet for a purchase price of approximately $12.4 million. The property was acquired from an unrelated third party using existing cash on hand, net of an assumed mortgage loan payable of approximately $6.7 million and borrowings on the credit facility.
     As of August 8, 2011, we had two separate contracts with third-party sellers to acquire two industrial buildings containing an aggregate of approximately 190,500 square feet. There is no assurance that we will acquire any of the properties under contract because the proposed acquisitions are subject to a variety of factors, including the satisfaction of customary closing conditions. The following table summarizes certain information with respect to the properties we have under contract:

			Purchase
	Number of		Price (in	Assumed Debt
Market	Buildings	Square Feet	thousands)	(in thousands)
Los Angeles	—	—	$—	$—
Miami	1	40,000	4,400	—
Northern New Jersey/New York	1	150,500	10,350	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Washington, D.C/Baltimore	—	—	—	—

Total/Weighted Average	2	190,500	$14,750	$—

Non-GAAP Financial Measures
     We use the following non-GAAP financial measures that we believe are useful to investors as a key measure of our operating performance: funds from operations, or FFO, EBITDA and Adjusted EBITDA. FFO, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP.
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
     The following table reflects the calculation of FFO reconciled from net loss available to common stockholders for the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010 (dollars in thousands except per share data) :

				Period from
				February 16, 2010
			For the Six	(Commencement
			Months Ended	of Operations) to
	For the Three Months Ended June 30,		June 30, 2011	June 30, 2010
	2011	2010	(Unaudited)	(Unaudited)
	(Unaudited)
Net loss available to common stockholders (1)	$(1,961)	$(1,331)	$(3,267)	$(2,088)
Depreciation and amortization
Total depreciation and amortization	1,042	170	2,001	185
Non-real estate depreciation	(25)	(19)	(48)	(28)

Funds from operations	$(944)	$(1,180)	$(1,314)	$(1,931)

Basic and diluted FFO per common share	$(0.10)	$(0.13)	$(0.14)	$(0.21)

Weighted average basic and diluted common shares	9,164,741	9,112,000	9,148,890	9,112,000

[1]	Includes acquisition costs.
     We compute EBITDA as earnings before interest, taxes and depreciation and amortization. We compute Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, acquisition costs and stock-based compensation. We believe that presenting EBITDA and Adjusted EBITDA provide useful information to investors regarding our operating performance because it is a measure of our operations on an unleveraged basis before the effects of tax, non-cash depreciation and amortization expense, including stock-based compensation. By excluding interest expense, EBITDA and Adjusted EBITDA allow investors to measure our operating performance independent of our capital structure and indebtedness and, therefore, allows for more meaningful comparison of our operating performance between quarters as well as annual periods and to compare our operating performance to that of other companies, both in the real estate industry and in other industries.
     The following table reflects the calculation of EBITDA and Adjusted EBITDA reconciled from net loss available to common stockholders for the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and for the period from February 16, 2010 (commencement of operations) to June 30, 2010 (dollars in thousands):

				Period from
				February 16, 2010
			For the Six	(Commencement
			Months Ended	of Operations) to
	For the Three Months Ended June 30,		June 30, 2011	June 30, 2010
	2011	2010	(Unaudited)	(Unaudited)
	(Unaudited)
Net loss available to common stockholders (1)	$(1,961)	$(1,331)	$(3,267)	$(2,088)
Depreciation and amortization	1,042	170	2,001	185
Interest expense, including amortization	464	105	832	108

EBITDA	$(455)	$(1,056)	$(434)	$(1,795)

Stock-based compensation	467	224	818	330
Acquisition costs	1,256	219	1,538	349

Adjusted EBITDA	$1,268	$(613)	$1,922	$(1,116)

[1]	Includes acquisition costs.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
     Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we expect to be exposed to in the future is interest rate risk. We may be exposed to interest rate changes primarily as a result of debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As described below, some of our outstanding debt bears interest at variable rates, and we expect that some of our future outstanding debt will have variable interest rates. We may use interest rate caps to manage our interest rate risks relating to our variable rate debt. We expect to replace variable rate debt on a regular basis with fixed rate, long-term debt to finance our assets and operations.
     As of June 30, 2011, we had $6.0 million outstanding under our senior revolving credit facility. Amounts borrowed under our senior revolving credit facility bear interest at variable rates based on LIBOR plus an applicable LIBOR margin, which is currently 3.00%. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $15,000 annually on the outstanding balance on our senior revolving credit facility.

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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     As of June 30, 2011, there were no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject, the determination of which the Company anticipates would have a material effect upon its financial condition and results of operations.

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
     As of June 30, 2011, the full amount of the net initial public offering proceeds of approximately $169.8 million have been invested in 39 industrial buildings for an aggregate purchase price of approximately $196.1 million, which includes assumed mortgage loans payable.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit
Number	Exhibit Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification dated August 8, 2011.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated August 8, 2011.

32.1**	18 U.S.C. § 1350 Certification dated August 8, 2011.

32.2**	18 U.S.C. § 1350 Certification dated August 8, 2011.

99.1*	First Amendment to Amended and Restated Senior Revolving Credit Agreement dated June 30, 2011.

101***	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation
August 8, 2011	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

August 8, 2011	By:	/s/ Michael A. Coke
Michael A. Coke
President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Exhibit Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification dated August 8, 2011.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated August 8, 2011.

32.1**	18 U.S.C. § 1350 Certification dated August 8, 2011.

32.2**	18 U.S.C. § 1350 Certification dated August 8, 2011.

99.1*	First Amendment to Amended and Restated Senior Revolving Credit Agreement dated June 30, 2011.

101***	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.