Form 10-Q
period 2011-09-30
Terreno Realty Corp
filed 2011-11-08
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 9,308,670 shares of its common stock, $0.01 par value per share, outstanding as of November 8, 2011.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Terreno Realty Corporation (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	2
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and for the three months ended September 30, 2010 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010	3
	Condensed Consolidated Statements of Equity for the nine months ended September 30, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	(Removed and Reserved)	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

EXHIBIT INDEX		28

Terreno Realty Corporation

Condensed Consolidated Balance Sheets

(in thousands – except share and per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Investments in real estate
Land	$111,424	$71,861
Buildings and improvements	96,211	56,222
Intangible assets	12,269	8,280

Total investments in properties	219,904	136,363
Accumulated depreciation and amortization	(5,392)	(1,502)

Net investments in properties	214,512	134,861
Cash and cash equivalents	6,729	57,253
Restricted cash	2,507	593
Deferred financing costs, net	878	796
Other assets, net	2,472	879

Total assets	$227,098	$194,382

LIABILITIES AND EQUITY
Liabilities
Credit facility	$11,000	$—
Mortgage and term loans payable	48,632	17,676
Security deposits	1,303	899
Intangible liabilities	548	883
Deferred underwriting fee payable	—	7,000
Accounts payable and other liabilities	5,635	2,425

Total liabilities	67,118	28,883
Commitments and contingencies (Note 8)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock: $0.01 par value, 400,000,000 shares authorized, and 9,309,232 and 9,262,778 shares issued and outstanding, respectively	91	91
Additional paid-in capital	168,814	170,798
Accumulated deficit	(8,925)	(5,390)

Total stockholders’ equity	159,980	165,499

Total liabilities and equity	$227,098	$194,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation

Condensed Consolidated Statements of Operations

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2011	Period from February 16, 2010 (Commencement of Operations) to September 30, 2010
	2011	2010
REVENUES
Rental revenues	$4,777	$642	$11,913	$987

Total revenues	4,777	642	11,913	987

COSTS AND EXPENSES
Property operating expenses	1,681	207	4,632	323
Depreciation and amortization	1,377	242	3,378	427
General and administrative	1,040	1,235	4,128	2,936
Acquisition costs	143	1,557	1,681	1,906

Total costs and expenses	4,241	3,241	13,819	5,592

OTHER INCOME (EXPENSE)
Interest and other (expense) income	(9)	24	(2)	50
Interest expense, including amortization	(795)	(129)	(1,627)	(237)

Total other income and expenses	(804)	(105)	(1,629)	(187)

Net loss available to common stockholders	$(268)	$(2,704)	$(3,535)	$(4,792)

Basic and Diluted net loss available to common stockholders per share	$(0.03)	$(0.30)	$(0.39)	$(0.53)

Basic and Diluted Weighted Average Common Shares Outstanding	9,174,274	9,112,000	9,157,444	9,112,000

Dividends Declared per Common Share	$0.10	$—	$0.30	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation

Condensed Consolidated Statements of Equity

(in thousands – except share data)

(Unaudited)

	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance as of February 16, 2010 (commencement of operations)	1,000	$—	$1	$—	$1
Net loss	—	—	—	(5,390)	(5,390)
Issuance of common stock	9,112,000	91	182,149	—	182,240
Equity issuance costs	—	—	(12,135)	—	(12,135)
Repurchase of common stock	(1,000)	—	(1)	—	(1)
Issuance of restricted stock, net	150,778	—	—	—	—
Stock-based compensation amortization	—	—	784	—	784

Balance as of December 31, 2010	9,262,778	91	170,798	(5,390)	165,499
Net loss	—	—	—	(3,535)	(3,535)
Issuance of common stock	18,272	—	300	—	300
Issuance of restricted stock, net	28,182	—	—	—	—
Stock-based compensation amortization	—	—	507	—	507
Dividends	—	—	(2,791)	—	(2,791)

Balance as of September 30, 2011	9,309,232	$91	$168,814	$(8,925)	$159,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2011	Period from February 16, 2010 (Commencement of Operations) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,535)	$(4,792)
Adjustments to net loss
Straight-line rents	(1,134)	(8)
Amortization of lease intangibles	391	128
Depreciation and amortization	3,378	427
Deferred financing cost and mortgage premium amortization, net	163	72
Stock-based compensation	996	556
Changes in assets and liabilities
Other assets	(596)	(210)
Accounts payable and other liabilities	883	1,332

Net cash provided by (used in) operating activities	546	(2,495)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(1,661)	(4)
Cash paid for property acquisitions	(57,018)	(82,407)
Additions to buildings and improvements	(3,840)	(70)

Net cash used in investing activities	(62,519)	(82,481)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs of $0 and $4,865, respectively	—	176,914
Borrowings on credit facility	17,000	—
Payments on credit facility	(6,000)	—
Borrowings on term loan payable	10,050	—
Payments on mortgage loans payable	(616)	(17)
Payment of deferred financing costs	(125)	(447)
Payment of deferred underwriting fee	(7,000)	—
Dividends paid to common stockholders	(1,860)	—

Net cash provided by financing activities	11,449	176,450
Net (decrease) increase in cash and cash equivalents	(50,524)	91,474
Cash and cash equivalents at beginning of period	57,253	1

Cash and cash equivalents at end of period	$6,729	$91,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,303	$58
Supplemental disclosures of non-cash transactions
Deferred underwriting fee	$—	$7,000
Offering costs payable	$50	$115
Contribution of fixed assets by Terreno Capital Partners LLC	$—	$240
Accounts payable related to capital improvements	$1,224	$15
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$78,576	$102,117
Assumption of mortgage loans payable	(21,540)	(17,181)
Assumption of mortgage premiums	(101)	(719)
Assumption of other assets and liabilities	83	(1,810)

Net cash paid for property acquisitions	$57,018	$82,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terreno Realty Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) is an internally managed Maryland corporation that acquires, owns and operates industrial real estate located in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of September 30, 2011, the Company owned 41 buildings aggregating approximately 3.0 million square feet.

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

Note 2. Significant Accounting Policies

Basis of Presentation. The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim condensed consolidated financial statements include all of the Company and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The interim results for the three and nine months ended September 30, 2011 are not necessarily indicative of future results. The financial statements should be read in conjunction with the financial statements contained in the Company’s 2010 Annual Report on Form 10-K and the notes thereto, which was filed with the Securities and Exchange Commission on February 24, 2011.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis will be based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value will be measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings will be recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment will be determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates will represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairments for the three months ended September 30, 2011 and 2010, or for the nine months ended September 30, 2011, or for the period from February 16, 2010 (commencement of operations) to September 30, 2010.

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

The fair value of the tangible assets is based on the value of the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining noncancelable term of the leases when there is not a bargain renewal option. The capitalized values of above market leases and below market leases are amortized to rental revenue over the remaining noncancelable term of the respective leases. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rent revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. As of September 30, 2011, the Company has recorded gross intangible assets and liabilities in the amounts of $2.2 million, $0.8 million, and $10.1 million for the value attributable to above market leases, below market leases and in-place leases, respectively. As of December 31, 2010, the Company had recorded gross intangible assets and liabilities in the amounts of $2.2 million, $0.9 million, and $6.1 million for the value attributable to above market leases, below market leases and in-place leases, respectively. These amounts are included in intangible assets and liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2011 and December 31, 2010, the Company has recorded net accumulated amortization of approximately $3.3 million and $1.1 million, respectively, related to these intangible assets and liabilities.

In connection with property acquisitions, the Company may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset (above market leases) or liability (below market leases), pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations, and amortized to rental revenues over the remaining life of the related leases. The total net impact to rental revenues due to the amortization of above and below market leases was a decrease of approximately $138,000 and $71,000, respectively, for the three months ended September 30, 2011 and 2010, and $391,000 and $128,000, respectively, for the nine months ended September 30, 2011 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010.

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

Restricted Cash. Restricted cash includes cash held in escrow in connection with property acquisitions and reserves for certain capital improvements, interest and real estate tax and insurance payments as required by certain mortgage and term loan obligations.

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

Tenant expense reimbursement income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenues during the same period the related expenses are incurred. Tenant expense reimbursement income recognized as rental revenues for the three months ended September 30, 2011 and 2010 was approximately $1.1 million and $0.1 million, respectively, and approximately $2.7 million and $0.2 million, respectively, for the nine months ended September 30, 2011 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. As of September 30, 2011 and December 31, 2010, deferred financing costs were $0.9 million and $0.8 million, respectively, net of accumulated amortization.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of both September 30, 2011 and December 31, 2010, the net unamortized mortgage premiums were $0.7 million and were included as a component of mortgage and term loans payable on the accompanying condensed consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. On February 16, 2010 (commencement of operations), the Company adopted the provisions of ASC 740-10 with no material effect on either its financial condition or results of operations. As of September 30, 2011, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months.

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

As of September 30, 2011 and December 31, 2010, the fair values of cash and cash equivalents, accounts payable and deferred underwriting fee payable approximated their carrying values because of the short-term nature of these investments or liabilities. Based on borrowing rates available to the Company at September 30, 2011 and December 31, 2010, the estimated fair values of the mortgage and term loans payable were approximately $49.5 million and $17.1 million, respectively.

New Accounting Pronouncements. On December 21, 2010, ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations was issued to address differences in the way entities have interpreted the requirements of ASC 805, Business Combinations for disclosures about pro forma revenue and earnings in a business combination. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe the adoption of ASU 2010-29 has a material impact to the condensed consolidated financial statements.

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

As of September 30, 2011, the Company owned five properties located in Northern New Jersey/New York City, which accounted for 54.4% of its annualized rental income, which is based on contractual base rent from leases in effect as of September 30, 2011, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company’s top five tenants as of September 30, 2011 are as follows:

	Tenant	Leases	Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	H.D. Smith Wholesale	1	211,418	7.1%	$1,949	12.4%
2	Home Depot	1	413,092	13.8%	1,889	12.0%
3	YRC, Inc.	2	148,961	5.0%	1,861	11.8%
4	Precision Custom Coating	1	208,000	6.9%	1,606	10.2%
5	FedEx Corporation	1	72,808	2.4%	852	5.4%

	Total	6	1,054,279	35.2%	$8,157	51.8%

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2011, multiplied by 12.

Note 4. Investments in Real Estate. During the three months ended September 30, 2011, the Company acquired two industrial buildings containing approximately 112,808 square feet. The total aggregate initial investment was approximately $16.9 million, which was allocated $8.8 million to land, $6.8 million to buildings and improvements and $1.3 million to intangible assets. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable and borrowings on the credit facility, and were accounted for as asset acquisitions.

During the nine months ended September 30, 2011, the Company acquired eight industrial buildings containing approximately 647,886 square feet. The total aggregate initial investment was approximately $78.6 million, which was allocated $39.6 million to land, $34.9 million to buildings and improvements and $4.1 million to intangible assets. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable and borrowings on the credit facility, and were accounted for as asset acquisitions.

The following table sets forth the wholly-owned industrial properties the Company acquired during the nine months ended September 30, 2011:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Acquisition Cost (in thousands) [1]
Dorsey	Jessup, MD	March 25, 2011	1	135,000	$5,800
Belleville	Kearny, NJ	May 20, 2011	1	211,418	32,600
630 Glasgow	Inglewood, CA	June 2, 2011	1	27,505	4,100
8730 Bollman	Savage, MD	June 24, 2011	1	98,745	7,500
Dell	Carlstadt, NJ	June 28, 2011	1	27,410	7,725
70th Avenue	Miami, FL	June 28, 2011	1	35,000	4,000
19601 Hamilton	Torrance, CA	July 20, 2011	1	72,808	12,451
39th Street	Doral, FL	August 18, 2011	1	40,000	4,400

Total			8	647,886	$78,576

[1]	Excludes expensed acquisition costs totaling approximately $1.7 million.

The Company recorded revenues and net income for the three months ended September 30, 2011 of approximately $1.6 million and $0.6 million, respectively, and approximately $2.1 million and $0.7 million, respectively, for the nine months ended September 30, 2011 related to the above acquisitions.

The following supplementary pro forma financial information presents the results of operations of the Company for the three and nine months ended September 30, 2011 and 2010 as if all acquisitions during 2011 occurred on January 1, 2010. Since the Company commenced operations on February 16, 2010 upon completion of the IPO, pro forma adjustments have been included for corporate general and administrative expenses for the nine months ended September 30, 2010. The pro forma results for the three and nine months ended September 30, 2011 and 2010 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2010, or of future results of operations (dollars in thousands, except per share data).

Pro Forma Financial Information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$4,902	$2,298	$16,880	$5,954
Net (loss) income available to common stockholders	(74)	(2,167)	1,221	(4,861)
Basic and Diluted net (loss) income available to common stockholders per share	$(0.01)	$(0.24)	$0.13	$(0.53)

Note 5. Debt. As of September 30, 2011 and December 31, 2010, the Company had an $80.0 million senior revolving credit facility that matures on March 22, 2013 (the “Facility”). The amount available under the Facility may be increased up to $150.0 million, subject to certain conditions and the identification of lenders willing to make available additional amounts. Interest on the Facility will generally be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 3.00% to 4.25% (currently 3.00%), depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires payment of an annual unused facility fee in an amount equal to 0.35% to 0.50% depending on the unused portion of the Facility. The unused facility fee was $84,000 and $64,000, respectively, for the three months ended September 30, 2011 and 2010 and $285,000 and $133,000, respectively, for the nine months ended September 30, 2011 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010. The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. The Company has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Facility. As of September 30, 2011, there were $11.0 million of borrowings outstanding under the Facility and ten properties were in the borrowing base. The Company was in compliance with its financial covenants at September 30, 2011 and December 31, 2010.

On August 23, 2011, the Company entered into a $10.1 million senior secured term loan agreement that matures on February 22, 2013 (the “Term Loan”). Interest on the Term Loan will generally be based upon, at the Company’s option, either (i) LIBOR plus 3.50% or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus 3.50% for LIBOR rate loans under the Term Loan. The Term Loan includes a series of financial and other covenants that are similar to the covenants in the Facility. The Company has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Term Loan. The Company was in compliance with its financial covenants at September 30, 2011.

During the three months ended September 30, 2011, the Company assumed one mortgage loan payable totaling approximately $6.8 million that bears interest at a fixed rate of 5.55%. During the nine months ended September 30, 2011, the Company assumed two mortgage loans totaling approximately $21.5 million that bear interest at a weighted average fixed rate of 5.51%. The mortgage loans payable are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2015 and 2021.

The scheduled principal payments of the Company’s debt as of September 30, 2011 were as follows (dollars in thousands):

	Credit Facility	Mortgage and Term Loans Payable	Total Debt
2011 (3 months)	$—	$272	$272
2012	—	1,128	1,128
2013	11,000	11,245	22,245
2014	—	1,265	1,265
2015	—	20,346	20,346
Thereafter	—	13,720	13,720

Subtotal	11,000	47,976	58,976
Unamortized net premiums	—	656	656

Total	$11,000	$48,632	$59,632

Weighted Average Interest Rate	3.2%	5.0%	4.7%

Note 6. Stockholders’ Equity. The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2011, 9,309,232 shares of common stock were issued and outstanding, including 134,958 non-vested restricted stock awards, and no shares of preferred stock were issued and outstanding.

In connection with the annual meeting of stockholders on May 18, 2011, the Company granted a total of 18,272 shares of unrestricted common stock to its independent directors under the Company’s 2010 Equity Incentive Plan with a grant date fair value per share of $16.42. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the nine months ended September 30, 2011 related to this issuance.

In connection with the completion of the IPO on February 16, 2010, the Company issued 12,000 shares of common stock to Terreno Capital Partners LLC, an entity owned by the Company’s executive officers, in exchange for the contribution of fixed assets to the Company with a net book value of $240,000. These shares were subsequently distributed to such executive officers.

As of September 30, 2011, there were 455,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or performance shares under the Company’s 2010 Equity Incentive Plan, of which 257,768 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to September 30, 2011 ranged from $17.82 to $20.00. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s stock on the date of grant. The fair value of the shares that were granted during the nine months ended September 30, 2011 was $0.5 million and the vesting period for the restricted shares is five years. As of September 30, 2011, the Company had approximately $2.2 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.6 years. The following is a summary of the total restricted shares granted to the Company’s executive officers, employees and directors, with the related weighted average grant date fair value share prices for the nine months ended September 30, 2011.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at beginning of period	150,778	$19.93
Granted, net	28,182	17.82
Vested	(44,002)	19.98

Non-vested shares outstanding at end of period	134,958	$19.45

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of September 30, 2011:

Non-vested Shares Vesting Schedule	Number of Shares
2011 (3 months)	870
2012	32,049
2013	32,049
2014	32,049
2015	32,049
Thereafter	5,892

Total Non-vested Shares	134,958

Dividends:

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2011:

For the Three Months Ended	Dividend per Share	Declaration Date	Record Date	Payable Date
March 31, 2011	$0.10	February 17, 2011	April 5, 2011	April 19, 2011
June 30, 2011	$0.10	May 18, 2011	July 6, 2011	July 20, 2011
September 30, 2011	$0.10	August 11, 2011	October 6, 2011	October 20, 2011

Note 7. Net Loss Per Share. Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Our nonvested restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010.

Note 8. Commitments and Contingencies

Deferred Underwriting Commissions. Underwriting commissions incurred in connection with the Company’s IPO are reflected as a reduction of additional paid in capital in the amount of $10.5 million. At the time of the Company’s IPO, the underwriters deferred approximately $7.0 million of their underwriting commissions until such time as the Company purchased assets in accordance with its investment strategy described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 with an aggregate price (including the amount of any outstanding indebtedness assumed or incurred by the Company) at least equal to the net proceeds from the IPO. The deferred underwriting fee was paid during the three months ended June 30, 2011. The deferred underwriting commissions and other unpaid offering costs as of December 31, 2010 are reflected in deferred underwriting fee payable. As of September 30, 2011, the Company had paid approximately $10.5 million in underwriting commissions, which represents the full amount of the underwriting commissions that the Company was obligated to pay in connection with the IPO.

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

As a result, the Company may become subject to material environmental liabilities of which it is unaware. The Company can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on it, or (2) the environmental condition of the Company’s industrial properties will not be affected by the condition of the properties in the vicinity of its industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company. The Company was not aware of any significant or material exposures as of September 30, 2011 and December 31, 2010.

General Uninsured Losses. The Company carries property and rental loss, liability and terrorism insurance. The Company believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, the Company’s properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, the Company has obtained, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war, that may be either uninsurable or not economically insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property. The Company was not aware of any significant or material exposures as of September 30, 2011 and December 31, 2010.

Contractual Commitments. On October 7, 2011, the Company acquired one industrial property containing approximately 150,500 square feet for a purchase price of approximately $10.4 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings on the Facility.

In the normal course of its business, the Company enters into non-binding letters of intent to purchase property from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will complete such prospective purchases.

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

•	our limited operating history;

•	our ability to identify and acquire industrial properties on terms favorable to us;

•	general volatility of the capital markets and the market price of our common stock;

•	adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;

•	our dependence on key personnel and our reliance on third parties to property manage our industrial properties;

•	general economic conditions;

•	our dependence upon tenants;

•	our ability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	our ability to manage our growth effectively;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs;

•	declining real estate valuations and impairment charges;

•	our expected leverage, our failure to obtain necessary outside financing, and future debt service obligations;

•	estimates related to our ability to make distributions to our stockholders;

•	our failure to successfully hedge against interest rate increases;

•	our failure to successfully operate acquired properties;

•	our failure to qualify or maintain our status as a REIT and possible adverse changes to tax laws;

•	uninsured or underinsured losses relating to our properties;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) is an internally managed Maryland corporation that acquires, owns and operates industrial real estate located in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of September 30, 2011, we owned a total of 41 buildings aggregating approximately 3.0 million square feet, which we purchased for an aggregate purchase price of approximately $212.9 million, including the assumption of mortgage loans payable of approximately $39.5 million, which includes mortgage premiums of approximately $0.8 million. As of September 30, 2011, our properties were 74.0% leased to 56 tenants. We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2010.

The following table summarizes our wholly-owned investments in real estate as of September 30, 2011:

Market	Number of Buildings	Square Feet	% of Total Rentable Square Feet	Occupancy Percentage as of September 30, 2011	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent	Weighted Average Remaining Lease Term (Years)
Los Angeles	4	221,864	7.4%	100.0%	$2,337	14.8%	6.4
Northern New Jersey/New York	22	1,440,902	48.0%	89.8%	8,563	54.4%	4.9
San Francisco Bay Area	8	398,024	13.3%	78.9%	2,530	16.1%	3.8
Seattle	1	137,872	4.6%	100.0%	680	4.3%	0.4
Miami	4	566,243	18.9%	16.2%	734	4.7%	4.3
Washington, D.C./Baltimore	2	233,745	7.8%	67.9%	894	5.7%	2.3

Total/Weighted Average	41	2,998,650	100.0%	74.0%	$15,738	100.0%	4.7

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2011, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place at September 30, 2011, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to scheduled expiration:

Year	Square Feet [1]	Annualized Base Rent (000’s) [1,2]	% of Total Annualized Base Rent [1]
2011 (3 months)	14,640	$95	0.5%
2012	208,463	1,444	8.3%
2013	644,188	3,557	20.4%
2014	338,950	2,582	14.8%
2015	188,439	1,705	9.8%
2016+	823,552	8,079	46.2%

Total	2,218,232	$17,462	100.0%

[1]	Includes leases that expire on or after September 30, 2011.
[2]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of September 30, 2011, multiplied by 12.

Recent Developments

During the three months ended September 30, 2011, we acquired two industrial buildings containing approximately 112,808 square feet. The total aggregate investment was approximately $16.9 million. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable and borrowings on our credit facility.

During the nine months ended September 30, 2011, we acquired eight industrial buildings containing approximately 647,886 square feet. The total aggregate investment was approximately $78.6 million. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable and borrowings on our credit facility. The following table sets forth the wholly-owned industrial properties we acquired during the nine months ended September 30, 2011:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Acquisition Cost (in thousands) [1]
Dorsey	Jessup, MD	March 25, 2011	1	135,000	$5,800
Belleville	Kearny, NJ	May 20, 2011	1	211,418	32,600
630 Glasgow	Inglewood, CA	June 2, 2011	1	27,505	4,100
8730 Bollman	Savage, MD	June 24, 2011	1	98,745	7,500
Dell	Carlstadt, NJ	June 28, 2011	1	27,410	7,725
70th Avenue	Miami, FL	June 28, 2011	1	35,000	4,000
19601 Hamilton	Torrance, CA	July 20, 2011	1	72,808	12,451
39th Street	Doral, FL	August 18, 2011	1	40,000	4,400

Total			8	647,886	$78,576

[1]	Excludes expensed acquisition costs totaling approximately $1.7 million.

On August 23, 2011, we entered into a $10.1 million senior secured term loan agreement that matures on February 22, 2013 (the “Term Loan”) as described under the heading “Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q.

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2011:

For the Three Months Ended	Dividend per Share	Declaration Date	Record Date	Payable Date
March 31, 2011	$0.10	February 17, 2011	April 5, 2011	April 19, 2011
June 30, 2011	$0.10	May 18, 2011	July 6, 2011	July 20, 2011
September 30, 2011	$0.10	August 11, 2011	October 6, 2011	October 20, 2011

On October 7, 2011, we acquired one industrial property containing approximately 150,500 square feet for a purchase price of approximately $10.4 million. The property was acquired from an unrelated third party using cash on hand and borrowings on the credit facility.

In the normal course of its business, we enter into non-binding letters of intent to purchase property from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will complete such prospective purchases.

Results of Operations

We commenced operations upon the completion of our initial public offering and a concurrent private placement on February 16, 2010. We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of expenses that we have incurred and that we pass through to the individual tenants.

Our primary cash expenses consist of our property operating expenses, which include: real estate taxes; repairs and maintenance; management expenses; insurance; utilities; general and administrative expenses, which include payroll, office expenses, professional fees and other administrative expenses; acquisition costs, which include third-party costs paid to brokers and consultants; and interest expense, primarily on mortgage and term loans payable and our credit facility.

Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition.

Comparison of the Three Months Ended September 30, 2011 and 2010

The majority of the changes in our statements of operations line items for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 are related to property acquisitions that occurred in the fourth quarter of 2010 and the first nine months of 2011.

Revenue. Total revenues increased by approximately $4.2 million to $4.8 million for the three months ended September 30, 2011 from $0.6 million for the three months ended September 30, 2010. This increase is due primarily to property acquisitions during the fourth quarter of 2010 and the first three quarters of 2011. In addition, during the three months ended September 30, 2011, approximately $0.2 million was recorded in straight-line rental revenues related to contractual rent abatement given to one tenant.

Property operating expenses. Property operating expenses increased by approximately $1.5 million to $1.7 million for the three months ended September 30, 2011 from $0.2 million for the same period in 2010. This increase is due primarily to property acquisitions during 2010 and 2011.

Depreciation and amortization. Depreciation and amortization increased by approximately $1.2 million to $1.4 million for the three months ended September 30, 2011 from $0.2 million for the three months ended September 30, 2010. This increase is due to property acquisitions during the fourth quarter of 2010 and the first nine months of 2011.

General and administrative expenses. General and administrative expenses decreased by approximately $0.2 million to $1.0 million for the three months ended September 30, 2011 from $1.2 million for the same period in 2010. This decrease was due primarily to reduced compensation and restricted stock amortization expense during the three months ended September 30, 2011.

Acquisition costs. Acquisition costs decreased by approximately $1.5 million to $0.1 million for the three months ended September 30, 2011 from $1.6 million for the three months ended September 30, 2010. This decrease is due to a lower volume of property acquisitions during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Interest expense, including amortization. Interest expense increased by approximately $0.7 million to $0.8 million for the three months ended September 30, 2011 from $0.1 million for the three months ended September 30, 2010. This increase is due primarily to the assumption of $39.5 million in mortgage loans payable during 2010 and 2011, as well as borrowings on the credit facility and Term Loan.

As a result of the above, net loss decreased by approximately $2.4 million to $0.3 million for the three months ended September 30, 2011 compared to a net loss of $2.7 million for the same period in 2010.

Comparison of the Nine Months Ended September 30, 2011 to the Period from February 16, 2010 (Commencement of Operations) to September 30, 2010

The majority of the changes in our statements of operations line items for the nine months ended September 30, 2011 compared to the period from February 16, 2010 (commencement of operations) to September 30, 2010 are related to property acquisitions that occurred in the fourth quarter of 2010 and the first nine months of 2011.

Revenue. Total revenues increased by approximately $10.9 million to $11.9 million for the nine months ended September 30, 2011 from $1.0 million for the period from February 16, 2010 (commencement of operations) to September 30, 2010. This increase is due primarily to property acquisitions during 2010 and 2011. In addition, during the nine months ended September 30, 2011 approximately $0.8 million was recorded in straight-line rental revenues related to contractual rent abatements given to two tenants.

Property operating expenses. Property operating expenses increased by approximately $4.3 million to $4.6 million for the nine months ended September 30, 2011 from $0.3 million for the period from February 16, 2010 (commencement of operations) to September 30, 2010. This increase is due primarily to property acquisitions during the fourth quarter of 2010 and the first nine months of 2011.

Depreciation and amortization. Depreciation and amortization increased by approximately $3.0 million to $3.4 million for the nine months ended September 30, 2011 from $0.4 million for the period from February 16, 2010 (commencement of operations) to September 30, 2010. This increase is due to property acquisitions during 2010 and 2011.

General and administrative expenses. General and administrative expenses increased by approximately $1.2 million to $4.1 million for the nine months ended September 30, 2011 from $2.9 million for the period from February 16, 2010 (commencement of operations) to September 30, 2010. This increase was driven primarily by a full three quarters of expenses for the nine months ended September 30, 2011 compared to the shorter period from February 16, 2010 (commencement of operations) to September 30, 2010.

Acquisition costs. Acquisition costs decreased by approximately $0.2 million to $1.7 million for the nine months ended September 30, 2011 from $1.9 million for the period from February 16, 2010 (commencement of operations) to September 30, 2010. This decrease is due to a lower volume of property acquisitions during the nine months ended September 30, 2011 compared to the period from February 16, 2010 (commencement of operations) to September 30, 2010.

Interest expense, including amortization. Interest expense increased by approximately $1.4 million to $1.6 million for the nine months ended September 30, 2011 from $0.2 million for the period from February 16, 2010 (commencement of operations) to September 30, 2010. This increase is due primarily to the assumption of $39.5 million in mortgage loans payable during 2010 and 2011, as well as borrowings on the credit facility and Term Loan.

As a result of the above, net loss decreased by approximately $1.3 million to $3.5 million for the nine months ended September 30, 2011 compared to a net loss of $4.8 million for the period from February 16, 2010 (commencement of operations) to September 30, 2010.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with term loans, mortgages and borrowings under our credit facility. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through borrowings under our credit facility and periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our credit facility and to access additional capital through issuances of equity and debt securities.

As of September 30, 2011, our market equity capitalization was as follows:

Market Equity Capitalization as of September 30, 2011
Security	Shares Outstanding [1]	Market Price [2]	Market Value
Common Stock	9,309,232	$12.83	$119,437,447

[1]	Includes 134,958 shares of unvested restricted stock
[2]	Closing price of our shares of common stock on the New York Stock Exchange on September 30, 2011 in dollars per share

We have an $80.0 million credit facility that matures on March 22, 2013. The amount available under our credit facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under our credit facility are limited to the lesser of $80.0 million or 50% of the value of the borrowing base properties. Interest on our credit facility will generally be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under our credit facility. The applicable LIBOR margin will range from 3.00% to 4.25% (currently 3.00%), depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. Our credit facility requires payment of an annual unused facility fee in an amount equal to 0.35% to 0.50% depending on the unused portion of the credit facility. Our unused facility fee was $84,000 and $64,000, respectively, for the three months ended September 30, 2011 and 2010 and $285,000 and $133,000, respectively, for the nine months ended September 30, 2011 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010. Our credit facility includes a series of financial and other covenants that we must comply with in order to borrow under the credit facility. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our credit facility. As of September 30, 2011, there were $11.0 million of borrowings outstanding and ten properties were in the borrowing base under our credit facility. We were in compliance with our financial covenants under the credit facility at September 30, 2011 and December 31, 2010.

In addition, we have a $10.1 million Term Loan that matures on February 22, 2013. Interest on the Term Loan will generally be based upon, at our option, either (i) LIBOR plus 3.50% or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus 3.50% for LIBOR rate loans under the Term Loan. The Term Loan includes a series of financial and other covenants that are similar to the covenants in the Facility. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Term Loan. We were in compliance with its financial covenants at September 30, 2011.

As of September 30, 2011 and December 31, 2010, we had outstanding mortgage loans payable of approximately $38.5 million and $17.7 million, respectively, and held cash and cash equivalents totaling approximately $6.7 million and $57.3 million, respectively.

The following table summarizes our debt maturities, principal payments, capitalization ratios, EBITDA, Adjusted EBITDA, interest coverage and debt ratios as of and for the nine months ended September 30, 2011 (dollars in thousands):

	Credit Facility	Mortgage and Term Loans Payable	Total Debt
2011 (3 months)	$—	$272	$272
2012	—	1,128	1,128
2013	11,000	11,245	22,245
2014	—	1,265	1,265
2015	—	20,346	20,346
Thereafter	—	13,720	13,720

Subtotal	11,000	47,976	58,976
Unamortized net premiums	—	656	656

Total	$11,000	$48,632	$59,632

Weighted Average Interest Rate	3.2%	5.0%	4.7%
Total Debt-to-Total Investments in Properties [1]			27.1%
Total Debt-to-Total Market Capitalization [2]			33.3%
Floating Rate Debt as a % of Total Debt			35.7%
EBITDA [3]			$1,470
Adjusted EBITDA [4]			$4,147
Interest Coverage [5]			2.5	x
Total Debt-to-Adjusted EBITDA [6]			10.8	x
Weighted Average Maturity (years)			4.5

[1]	Total debt-to-total investments in properties is calculated as total debt, including premiums, divided by total investments in properties as of September 30, 2011.
[2]	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by market equity capitalization plus total debt, including premiums, as of September 30, 2011.
[3]

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the nine months ended September 30, 2011. EBITDA for such period includes acquisition costs of approximately $1.7 million. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of EBITDA from net loss available to common stockholders.

[4]

Earnings before interest, taxes, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the nine months ended September 30, 2011. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net loss available to common stockholders.

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

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2011:

For the Three Months Ended	Dividend per Share	Declaration Date	Record Date	Payable Date
March 31, 2011	$0.10	February 17, 2011	April 5, 2011	April 19, 2011
June 30, 2011	$0.10	May 18, 2011	July 6, 2011	July 20, 2011
September 30, 2011	$0.10	August 11, 2011	October 6, 2011	October 20, 2011

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage and term loans payable and draws on our credit facility. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs and corporate overhead costs.

Cash From Operating Activities. Net cash provided by (used in) operating activities totaled approximately $0.5 million for the nine months ended September 30, 2011 compared to approximately ($2.5 million) for the period from February 16, 2010 (commencement of operations) to September 30, 2010. This increase in cash provided by operating activities is attributable to higher cash flows from property acquisitions during 2010 and 2011 and a full nine months of operations during the period ended September 30, 2011, offset by increased payments for prepaid insurance costs.

Cash From Investing Activities. Net cash used in investing activities was $62.5 million and $82.5 million, respectively, for the nine months ended September 30, 2011 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010, which consists primarily of property acquisitions of $57.0 million and $82.4 million, respectively, net of assumed mortgage loans payable.

Cash From Financing Activities. Net cash provided by financing activities was $11.4 million and $176.5 million, respectively, for the nine months ended September 30, 2011 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010, which consists primarily of borrowings on the credit facility and Term Loan, offset by scheduled debt principal payments, the payment of the $7.0 million deferred underwriting fee that the underwriters agreed to defer at the time of our initial public offering, and dividend payments of $1.9 million for the nine months ended September 30, 2011, and $176.9 million in proceeds, net of issuance costs paid of $4.9 million, from our initial public offering of our common stock and the concurrent private placement and financing fees for the period from February 16, 2010 (commencement of operations) to September 30, 2010.

Critical Accounting Policies

A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the period ended December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than an operating lease for office space.

Contractual Obligations

The full amount of the underwriting discount in connection with our initial public offering was approximately $10.5 million. At the time of our initial public offering, the underwriters agreed to forego the receipt of payment of $0.80 per share, or approximately $7.0 million in the aggregate, until such time as we purchased assets in accordance with our investment strategy described in our Annual Report on Form 10-K for the period ended December 31, 2010 with an aggregate purchase price (including the amount of any outstanding indebtedness assumed or incurred by us) at least equal to the net proceeds from our initial public offering (after deducting the full underwriting discount and other estimated offering expenses payable by us). The remaining $7.0 million of the underwriting discount was paid during the nine months ended September 30, 2011.

On October 7, 2011, we acquired one industrial property containing approximately 150,500 square feet for a purchase price of approximately $10.4 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings on the credit facility.

In the normal course of its business, we enter into non-binding letters of intent to purchase property from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will complete such prospective purchases.

Non-GAAP Financial Measures

We use the following non-GAAP financial measures that we believe are useful to investors as a key measure of our operating performance: funds from operations, or FFO, EBITDA and Adjusted EBITDA. FFO, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. Further, our computation of FFO, EBITDA and Adjusted EBITDA may not be comparable to FFO, EBITDA and Adjusted EBITDA reported by other companies.

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

The following table reflects the calculation of FFO reconciled from net loss available to common stockholders for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010 (dollars in thousands except per share data) :

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2011 (Unaudited)	Period from February 16, 2010 (Commencement of Operations) to September 30, 2010 (Unaudited)
	2011	2010
	(Unaudited)
Net loss available to common stockholders (1)	$(268)	$(2,704)	$(3,535)	$(4,792)
Depreciation and amortization
Total depreciation and amortization	1,377	242	3,378	427
Non-real estate depreciation	(24)	(29)	(72)	(57)
Allocation to participating securities (2)	(16)	—	—	—

Funds from operations	$1,069	$(2,491)	$(229)	$(4,422)

Basic and diluted FFO per common share	$0.12	$(0.27)	$(0.03)	$(0.49)

Weighted average basic and diluted common shares	9,174,274	9,112,000	9,157,444	9,112,000

[1]	Includes expensed acquisition costs.
[2]

To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 134,958 and 0 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2011 and the period from February 16, 2010 (commencement of operations) to September 30, 2010, respectively.

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

The following table reflects the calculation of EBITDA and Adjusted EBITDA reconciled from net loss available to common stockholders for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and for the period from February 16, 2010 (commencement of operations) to September 30, 2010 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2011 (Unaudited)	Period from February 16, 2010 (Commencement) of Operations) to September 30, 2010 (Unaudited)
	2011	2010
	(Unaudited)
Net loss available to common stockholders (1)	$(268)	$(2,704)	$(3,535)	$(4,792)
Depreciation and amortization	1,377	242	3,378	427
Interest expense, including amortization	795	129	1,627	237

EBITDA	$1,904	$(2,333)	$1,470	$(4,128)

Stock-based compensation	178	226	996	556
Acquisition costs	143	1,557	1,681	1,906

Adjusted EBITDA	$2,225	$(550)	$4,147	$(1,666)

[1]	Includes expensed acquisition costs.

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

As of September 30, 2011, we had $11.0 million outstanding under our credit facility and $10.1 million under our Term Loan. Amounts borrowed under our credit facility and Term Loan bear interest at variable rates based on LIBOR plus an applicable LIBOR margin, which is currently 3.00% and 3.50%, respectively, for the credit facility and Term Loan. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $53,000 annually on the outstanding balances on our credit facility and Term Loan.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2011, there were no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject, the determination of which the Company anticipates would have a material effect upon its financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1	Senior Secured Term Loan Agreement, dated as of August 23, 2011, among Terreno Realty LLC, KeyBank National Association as “Administrative Agent”, KeyBanc Capital Markets as “Lead Arranger”, and the several lenders which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 26, 2011 and incorporated by reference herein).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 8, 2011.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 8, 2011.

32.1**	18 U.S.C. § 1350 Certification dated November 8, 2011.

32.2**	18 U.S.C. § 1350 Certification dated November 8, 2011.

101***	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

November 8, 2011	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

November 8, 2011	By:	/s/ Michael A. Coke
Michael A. Coke
President and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Senior Secured Term Loan Agreement, dated as of August 23, 2011, among Terreno Realty LLC, KeyBank National Association as “Administrative Agent”, KeyBanc Capital Markets as “Lead Arranger”, and the several lenders which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 26, 2011 and incorporated by reference herein).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 8, 2011.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 8, 2011.

32.1**	18 U.S.C. § 1350 Certification dated November 8, 2011.

32.2**	18 U.S.C. § 1350 Certification dated November 8, 2011.

101***	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.