Form 10-K
period 2011-12-31
Terreno Realty Corp
filed 2012-02-22
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter: $148,674,204.

The registrant had 13,366,610 shares of its common stock, $0.01 par value per share, outstanding as of February 17, 2012.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2011 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K

for the Year Ended December 31, 2011

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, “seek”, “target”, “see”, “likely”, “position”, “opportunity”, and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

•	our ability to identify and acquire industrial properties on terms favorable to us;

•	general volatility of the capital markets and the market price of our common stock;

•	adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;

•	our dependence on key personnel and our reliance on third parties to property manage the majority of our industrial properties;

•	our dependence upon tenants;

•	our ability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	our ability to manage our growth effectively;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs;

•	declining real estate valuations and impairment charges;

•	our expected leverage, our failure to obtain necessary outside financing, and future debt service obligations;

•	our ability to make distributions to our stockholders;

•	our failure to successfully hedge against interest rate increases;

•	our failure to successfully operate acquired properties;

•	our failure to qualify or maintain our status as a real estate investment trust (“REIT”) and possible adverse changes to tax laws;

•	uninsured or underinsured losses relating to our properties;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

PART I

Item 1.	Business

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our,” “our company” “the company”) acquires, owns and operates industrial real estate located in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2011, we owned a total of 47 buildings aggregating approximately 3.4 million square feet, which we purchased for an aggregate purchase price of approximately $253.0 million, including the assumption of mortgage loans payable of approximately $39.5 million, which includes mortgage premiums of approximately $0.8 million. As of December 31, 2011, our tenant YRC Worldwide accounted for approximately 11.8% of our total annualized base rent.

We are an internally managed Maryland Corporation. We were incorporated in November 2009 and on February 16, 2010, we completed both our initial public offering of 8,750,000 shares of our common stock and a concurrent private placement of an aggregate of 350,000 shares of our common stock to our executive officers at a price per share of $20.00. We estimate that the net proceeds of our initial public offering were approximately $162.8 million after deducting the full underwriting discount of approximately $10.5 million and other estimated offering expenses of approximately $1.7 million. We received net proceeds of approximately $7.0 million from our concurrent private placement.

On January 13, 2012, we completed a public follow-on offering of 4,000,000 shares of our common stock at a price per share of $14.25. On February 13, 2012, we sold an additional 61,853 shares of our common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. We estimate that the net proceeds of the offering, after deducting the underwriting discount and estimated offering costs, were approximately $54.7 million. We used approximately $41.0 million of the net proceeds to repay outstanding borrowings under our senior revolving credit facility on January 13, 2012 and intend to use the remainder of the net proceeds to invest in industrial properties and for general business purposes.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year that ended on December 31, 2010.

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

Industrial Facility General Characteristics

Warehouse / distribution

•	Single and multiple tenant facilities that typically serve tenants greater than 30,000 square feet of space

•	Less than 10% office space

•	Typical clear height from 18 feet to 36 feet

•	May include production/manufacturing areas

•	Adequate interior access via dock high and/or grade level doors

•	Adequate truck court for large and small truck distribution options, possibly including staging for a high volume of truck activity and/or trailer storage

Flex (including light industrial and R&D)

•	Single and multiple tenant facilities that typically serve tenants less than 30,000 square feet of space

•	Facilities generally accommodate both office and warehouse/manufacturing activities

•	Typically has a larger amount of office space and shallower bay depths than warehouse/distribution facilities

•	Adequate parking consistent with increased office use

•	Adequate interior access via grade level and/or dock high doors

•	Staging for moderate truck activity

•	Sometimes has a showroom, service center, or assembly/light manufacturing component

•	Enhanced landscaping

Trans-shipment

•	Includes truck terminals and airport on-tarmac facilities, which serve both single and multiple tenants

•	Typically has a high number of dock high doors, shallow bay depth and lower clear height

•	Staging for a high volume of truck activity and trailer storage

We selected our target markets by drawing upon the experiences of our management team investing and operating in over 50 global industrial markets located in North America, Europe and Asia and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, potential long term increases in carbon prices and other factors. We believe that our target markets have attractive long term investment attributes. We target assets with characteristics that include, but are not limited to, the following:

•	Located in high population coastal markets;

•	Close proximity to transportation infrastructure (such as sea ports, airports, highways and railways);

•	Situated in supply-constrained submarkets with barriers to new industrial development, as a result of physical and/or regulatory constraints;

•	Functional and flexible layout that can be modified to accommodate single and multiple tenants;

•	Acquisition price at a discount to the replacement cost of the property;

•	Potential for enhanced return through re-tenanting or operational or physical improvements; and

•	Opportunity for higher and better use of the property over time.

In general, we prefer to utilize local third party property managers for day-to-day property management. We believe outsourcing property management is cost effective and provides us with operational flexibility. We currently manage four of our properties directly and may directly manage other properties in the future if we determine such direct property management is in our best interest.

We have no current intention to acquire undeveloped industrial land or to pursue ground up development. However, we may pursue redevelopment opportunities of properties that we own.

We expect that we will continue to acquire the significant majority of our investments as equity interests in individual properties or portfolios of properties. We may also acquire industrial properties through the acquisition of other corporations or entities that own industrial real estate. We will opportunistically target investments in debt secured by industrial real estate that would otherwise meet our investment criteria with the intention of ultimately acquiring the underlying real estate. We currently do not intend to target specific percentages of holdings of particular types of industrial properties. This expectation is based upon prevailing market conditions and may change over time in response to different prevailing market conditions.

The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant).

Competitive Strengths

We believe we distinguish ourselves from our competitors through the following competitive advantages:

•

Focused Investment Strategy. We invest exclusively in six major coastal U.S. markets and focus on infill locations. We selected our six target markets based upon the experiences of our management team’s investing and operating in over 50 global industrial markets located in North America, Europe and Asia and also in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, potential long term increases in carbon prices and other factors. We have no current intention to acquire undeveloped land or pursue ground up development.

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

•

Highly Aligned Compensation Structure. We believe that executive compensation should be closely aligned with long term stockholder value creation. As a result, all of the incentive compensation of our executive officers is based solely on our total shareholder return exceeding the total shareholder return of the MSCI U.S. REIT Index or the FTSE NAREIT Equity Industrial Index.

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

We intend to preserve a flexible capital structure with a long-term goal to obtain an investment grade rating and be in a position to issue unsecured debt and perpetual preferred stock. Prior to attaining an investment grade rating, we intend to primarily utilize non-recourse debt secured by individual properties or pools of properties with a targeted maximum loan-to-value of 65% at the time of financing, or recourse bank term loans and credit facilities. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.

Our Corporate Structure

We were organized as a Maryland corporation on November 6, 2009. We are not structured as an Umbrella Partnership Real Estate Investment Trust, or UPREIT. We own our properties indirectly through subsidiaries and may utilize one or more taxable REIT subsidiaries as appropriate.

Our Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year that ended on December 31, 2010. We believe that our organization and method of operation has enabled and will continue to enable us to meet the requirements for qualification and taxation as a REIT for federal income tax purposes. To maintain REIT status we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our net taxable income to our stockholders, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on REIT taxable income we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property and the income of our taxable REIT subsidiaries, if any, will be subject to taxation at regular corporate rates. We do not currently own any taxable REIT subsidiaries but may in the future.

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

As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on us, or (2) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. We were not aware of any significant or material exposures as of December 31, 2011 and 2010.

Employees

We currently have ten employees. None of our employees is a member of any union.

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

We intend to acquire high quality industrial properties in six coastal markets in the United States. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. In addition, we cannot assure you of the availability of investment opportunities in our targeted markets at attractive pricing levels. In the event that such opportunities are not available in our targeted markets as we expect, our ability to execute our business plan may be adversely affected. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including pension funds and their advisors, bank and insurance company investment accounts, other public and private real estate investment companies and REITs, real estate limited partnerships, owner-users, individuals and other entities engaged in real estate investment activities, some of which have a history of operations, greater financial resources than we do and a greater ability to borrow funds to acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire properties as we desire or the purchase price may be significantly elevated.

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

•

the possibility of pre-existing undisclosed liabilities regarding acquired properties, including but not limited to environmental or asbestos liability, of which our insurance may be insufficient or for which we may be unable to secure insurance coverage; and

•

the possibility that a concentration of our industrial properties in Los Angeles, the San Francisco Bay Area and Seattle may increase our exposure to seismic activity, especially if these industrial properties are located on or near fault zones.

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

In addition, to qualify as a REIT, we will be required to distribute at least 90% of our taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our stockholders, and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and development, if any, or other capital expenditures will be limited. As of December 31, 2011, we had an $80.0 million senior revolving credit facility to finance acquisitions and for working capital requirements. Terreno guarantees the obligations of the borrower (a wholly-owned subsidiary) under the senior revolving credit facility. The senior revolving credit facility, as amended on January 19, 2012, matures on January 19, 2015 and provides for one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default and to our payment of an extension fee. As of December 31, 2011, there were $41.0 million of borrowings outstanding on the senior revolving credit facility.

The availability and timing of cash distributions is uncertain.

In 2011, we made quarterly distributions to holders of our common stock and we intend to continue to pay regular quarterly distributions. However, we bear all expenses incurred by our operations, and the funds generated by our operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such cash for working capital. Our ability to make distributions to our stockholders also will depend on our levels of retained cash flows, which we intend to use as a source of investment capital. We cannot assure our stockholders that sufficient funds will be available to pay distributions. Our corporate strategy is to fund the payment of quarterly distributions to our stockholders entirely from distributable cash flows. However, we may fund our quarterly distributions to our stockholders from a combination of available cash flows, net of recurring capital expenditures, and proceeds from borrowings. In the event we are unable to consistently fund future quarterly distributions to our stockholders entirely from distributable cash flows the value of our shares may be negatively impacted.

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

In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions of the specific markets in which we operate. If the downturn in the economy in the real estate market or any of our markets persists and we fail to accurately predict the timing of economic improvement in these markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially adversely affected. As of December 31, 2011, approximately 48.9% of our buildings were located in the Northern New Jersey / New York, representing approximately 45.5% of our total annualized base rent.

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

We utilize local third party managers for day-to-day property management for the majority of our properties.

In general, we prefer to utilize local third party managers for day-to-day property management, although we currently manage four of our properties directly and may directly manage more of our properties in the future. To the extent we utilize third party managers, our cash flows from our industrial properties may be adversely affected if our managers fail to provide quality services. In addition, our managers or their affiliates may manage, and in some cases may own, invest in or provide credit support or operating guarantees to industrial properties that compete with our industrial properties, which may result in conflicts of interest and decisions regarding the operation of our industrial properties that are not in our best interests.

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

Our business strategy contemplates the use of both non-recourse secured and unsecured debt to finance long-term growth. As of December 31, 2011, we had total debt outstanding of approximately $99.3 million, which consisted of our senior revolving credit facility and mortgage and term loans payable. While over the long-term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 40% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. Over the long-term, we also intend to maintain a fixed charge coverage ratio in excess of 2.0x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness. Our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:

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

If we incur additional debt in the future, including debt under our senior revolving credit facility, and do not have sufficient funds to repay such debt at maturity, it may be necessary to refinance the debt through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense would adversely affect our cash flows, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of industrial properties on disadvantageous terms, potentially resulting in losses. We may place mortgages on our properties that we own to secure a revolving credit facility or other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our industrial properties that may be pledged to secure our obligations to foreclosure. Also, covenants applicable to any future debt could impair our planned investment strategy and, if violated, result in a default.

Higher interest rates could increase debt service requirements on any floating rate debt that we incur and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future business opportunities, or other purposes. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. Adverse economic conditions could cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our industrial properties in order to meet our debt service obligations at times which may not permit us to receive an attractive return on our investments.

Our senior revolving credit facility and certain of our existing mortgage and term loans payable contain, and we expect that our future indebtedness will contain, covenants that could limit our operations and our ability to make distributions to our stockholders.

We have an $80.0 million senior revolving credit facility that matures on January 19, 2015 pursuant to a January 2012 amendment. In addition, we have a $20.1 million term loan that matures on February 22, 2013. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the senior revolving credit facility and our term loan. Our senior revolving credit facility and certain of our existing mortgage and term loans payable contain, and we expect that our future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. In addition, the failure of at least one of our chief executive officer and our president and chief financial officer or any successors approved by the administrative agent to continue to be active in our day-to-day management constitutes an event of default under our senior revolving credit facility. We have 120 days under our senior revolving credit facility to hire a successor executive reasonably satisfactory to the administrative agent in the event that both our chief executive officer and our president and chief financial officer or any successors cease to be active in our management. If we violate covenants or if there is an event of default under our senior revolving credit facility, our existing mortgage and term loans payable or in our future agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap contracts and swap agreements. These agreements have costs and involve the risks that these arrangements may not be effective in reducing our exposure to exchange or interest rate changes and that a court could rule that such agreements are not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

We may not be able to successfully operate our business.

We were organized in November 2009 and commenced operations on February 16, 2010. We may not be able to successfully operate our business or implement our operating policies and investment strategy. Furthermore, we may not be able to generate sufficient operating cash flows to pay our operating expenses, service our debt and maintain and make distributions to our stockholders. We may be unable to attract and retain qualified personnel, create effective operating and financial controls and systems or effectively manage our anticipated growth, any of which could have a material adverse effect on our business and our operating results.

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

Volatility in the capital and credit markets could materially and adversely impact us.

The capital and credit markets have experienced extreme volatility and disruption in recent years, which has made it more difficult to borrow money or raise equity capital. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all. In addition, our future access to the equity markets could be limited. Any such financing or refinancing issues could materially and adversely affect us. Market turmoil and tightening of credit in recent years have also led to an increased lack of consumer confidence and widespread reduction of business activity generally, which also could materially and adversely impact us, including our ability to acquire and dispose of assets on favorable terms or at all. The volatility in capital and credit markets may also have a material adverse effect on the market price of our common stock.

We may not acquire the industrial properties that we have entered into agreements to acquire.

We have entered into agreements with third-party sellers to acquire two industrial buildings containing an aggregate of approximately 135,000 square feet as more fully described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence, various closing conditions and the consent of the mortgage lender and there is no assurance that such proposed acquisitions, if completed, will be completed on a timeframe we expect. If we do not complete the acquisition of the properties under contract, we will have incurred expenses without our stockholders realizing any benefit from the acquisition of such properties.

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

•	our ability to provide adequate maintenance and insurance;

•	changes in the cost or availability of insurance, including coverage for mold or asbestos;

•	unanticipated changes in costs associated with known adverse environmental conditions or retained liabilities for such conditions;

•	periods of high interest rates;

•	tenant turnover;

•	general overbuilding or excess supply in the market area; and

•	disruptions in the global supply chain caused by political, regulatory or other factors including terrorism.

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

We own properties in Los Angeles, the San Francisco Bay Area and Seattle, which are located in areas that are known to be subject to earthquake activity. Although we carry replacement-cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable, we may not be able to obtain coverage to cover all losses with respect to such properties on economically favorable terms, which could expose us to uninsured casualty losses. We intend to evaluate our earthquake insurance coverage annually in light of current industry practice.

We own properties in Seattle, which is known to be subject to flood risk, and in Miami, which is known to be subject to hurricane and/or flood risk. Although we carry replacement-cost hurricane and/or flood hazard insurance on all of our properties located in areas historically subject to such activity, subject to coverage limitations and deductibles that we believe are commercially reasonable, we may not be able to obtain coverage to cover all losses with respect to such properties on economically favorable terms, which could expose us to uninsured casualty losses. We intend to evaluate our insurance coverage annually in light of current industry practice.

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

The maximum tax rate for qualified dividends payable to individual U.S. stockholders is currently 15% (through December 31, 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

The number of shares of our common stock available for future sale could adversely affect the market price of our common stock and have a dilutive effect to our existing stockholders.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	our financial condition, performance, liquidity and prospects;

•	actual or anticipated variations in our quarterly operating results or distributions;

•

changes in our funds from operations (as defined by NAREIT and discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report on Form 10-K) or earnings;

•	publication of research reports about us or the real estate industry;

•	changes in earnings estimates by analysts;

•	our ability to meet analysts’ earnings estimates;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	the market for similar securities issued by REITs;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	our compliance with generally accepted accounting principles;

•	our compliance with applicable laws and regulations and the listing requirements of the New York Stock Exchange;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K; and

•	general market, including capital market and real estate market, and economic conditions.

Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred stock which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

As of December 31, 2011, we had an $80.0 million senior revolving credit facility to finance acquisitions and for working capital requirements with outstanding borrowings of $41.0 million and had total mortgage and term loans payable of approximately $58.3 million. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our senior revolving credit facility and our term loan. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings, including our existing mortgage and term loans payable, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

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

As of December 31, 2011, we owned 47 buildings aggregating approximately 3.4 million square feet. The properties are located in Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington D.C./Baltimore. As of December 31, 2011, the properties were 92.5% leased to 72 tenants, the largest of which accounted for 11.8% of our total annualized base rent. Our focus is on the ownership of several types of industrial real estate, including warehouse/distribution (84.2% of our total portfolio square footage), flex (including light industrial and R&D) (8.7%) and trans-shipment (7.1%). See “Our Investment Strategy – Industrial Facility General Characteristics” in this Annual Report on Form 10-K for a general description of these types of industrial real estate. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K, for a detailed listing of our properties.

The following table summarizes our investments in real estate as of December 31, 2011:

Market	Number of Buildings	Rentable Square Feet	% of Total Rentable Square Feet	Occupancy Percentage as of December 31, 2011	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	4	221,864	6.5%	100.0%	$2,337	11.1%	6.2
Northern New Jersey/New York	23	1,591,250	46.6%	91.7%	9,537	45.5%	4.4
San Francisco Bay Area	9	431,866	12.6%	80.5%	3,148	15.0%	4.2
Seattle	3	306,662	9.0%	91.6%	1,457	7.0%	7.5
Miami	6	630,212	18.5%	98.0%	3,275	15.6%	8.9
Washington, D.C./Baltimore	2	233,745	6.8%	100.0%	1,206	5.8%	4.8

Total/Weighted Average	47	3,415,599	100.0%	92.5%	$20,960	100.0%	5.7

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2011, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term by lease as of December 31, 2011, weighted by the respective square footage.

The following table summarizes the anticipated lease expirations for leases in place at December 31, 2011, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet [1]	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1,2]	% of Total Annualized Base Rent [1]
2012	72,491	2.1%	$908	4.0%
2013	786,976	23.0%	4,384	19.3%
2014	357,000	10.5%	2,683	11.8%
2015	196,319	5.7%	1,759	7.7%
2016	128,423	3.8%	986	4.3%
2017+	1,619,753	47.4%	12,017	52.9%

Total	3,160,962	92.5%	$22,737	100.0%

[1]	Includes leases that expire on or after December 31, 2011.
[2]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of December 31, 2011, multiplied by 12.

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

As of December 31, 2011, our ten largest tenants by annualized base rent are set forth in the table below:

	Tenant	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	YRC Worldwide	3	182,803	5.4%	$2,463	11.8%
2	H.D. Smith Wholesale Drug Company	1	211,418	6.2%	1,949	9.3%
3	Home Depot	1	413,092	12.1%	1,889	9.0%
4	Precision Custom Coatings	1	208,000	6.1%	1,637	7.8%
5	Miami International Freight Solutions	1	166,220	4.9%	956	4.6%
6	Banah International Group	1	301,983	8.8%	906	4.3%
7	FedEx Corporation	1	72,808	2.1%	852	4.1%
8	International Paper Company	1	137,872	4.0%	680	3.2%
9	Maines Paper & Food Service	1	98,745	2.9%	636	3.0%
10	Duro Bag Manufacturing Company	1	120,948	3.5%	615	2.9%

	Total	12	1,913,889	56.0%	$12,583	60.0%

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2011, multiplied by 12.

As of December 31, 2011, four of our 24 properties were encumbered by mortgage loans payable totaling approximately $38.3 million which bear interest at a weighted average fixed annual rate of 5.36%.

Item 3.	Legal Proceedings.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Our Common Stock and Related Stockholder Matters.

Market Information

Our shares of common stock commenced trading on the New York Stock Exchange (the “NYSE”) under the symbol “TRNO” on February 10, 2010. The following table sets forth, for the indicated periods, the high and low closing prices for our common stock, as reported on the NYSE:

	High	Low	Dividend
First Quarter 2011	$18.60	$16.55	$0.10
Second Quarter 2011	17.05	16.22	0.10
Third Quarter 2011	17.04	12.83	0.10
Fourth Quarter 2011	15.74	11.42	0.10

	High	Low	Dividend
First Quarter 2010 (February 10, 2010 through March 31, 2010)	$19.73	$18.52	$—
Second Quarter 2010	19.90	17.34	—
Third Quarter 2010	18.24	17.33	—
Fourth Quarter 2010	18.50	17.75	—

As of February 17, 2012, there were approximately 3,300 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.

Distribution Policy

In 2011, we made quarterly distributions to holders of shares of our common stock and we intend to continue to pay regular quarterly distributions when, as and if authorized by our board of directors and declared by us. Our ability to make distributions to our stockholders also will depend on our levels of retained cash flows, which we intend to use as a source of investment capital. In order to qualify for taxation as a REIT, we must distribute to our stockholders an amount at least equal to:

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

In addition, our senior revolving credit facility and our term loan have a covenant limiting our maximum REIT distribution paid to a percentage of our funds from operations before acquisition costs of 110% in fiscal 2010, 100% in fiscal 2011 and 95% in fiscal years thereafter (subject to distribution payments necessary to preserve our REIT status). To the extent that, in respect of any calendar year, cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable share distribution or distribution of debt securities. Income as computed for purposes of the tax rules described above will not necessarily correspond to our income as determined for financial reporting purposes.

Distributions to our stockholders generally are taxable to our stockholders as ordinary income; however, because a significant portion of our investments are equity ownership interests in industrial properties, which generate depreciation and other non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital, although our current intention is to limit the level of such return of capital.

The following table sets forth the cash dividends paid or payable during the year ended December 31, 2011:

For the Three Months Ended	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2011	$0.10	February 17, 2011	April 5, 2011	April 19, 2011
June 30, 2011	$0.10	May 18, 2011	July 6, 2011	July 20, 2011
September 30, 2011	$0.10	August 11, 2011	October 6, 2011	October 20, 2011
December 31, 2011	$0.10	November 8, 2011	January 6, 2012	January 20, 2012

Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from February 10, 2010 (the first day our stock began trading on the NYSE) to December 31, 2011 with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index and the FTSE NAREIT Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on February 10, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data derived from our audited consolidated financial statements as of December 31, 2011 and 2010 and for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K beginning on page F-1 (dollars in thousands, except share and per share amounts):

	For the Year Ended December 31, 2011	Period from February 16, 2010 (Commencement of Operations) to December 31, 2010
Operating Data
Total revenues	$17,502	$4,031
Net loss available to common stockholders	(3,729)	(5,390)
Basic and Diluted net loss available to common stockholders per share	(0.41)	(0.59)
Dividends declared per common share	0.40	—
Basic and Diluted Weighted Average Common Shares Outstanding	9,161,805	9,112,000
Other Data
Funds from operations [1]	$1,056	$(4,209)
Basic and diluted FFO per common share [1]	0.12	(0.46)
Cash flows provided by (used in):
Operating activities	2,149	(2,019)
Investing activities	(105,884)	(116,581)
Financing activities	49,731	175,852
Balance Sheet Data
Investments in real estate at cost	$264,584	$136,363
Total assets	267,049	194,382
Total debt	99,315	17,676
Total stockholders’ equity	159,011	165,499

[1]

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures,” in this Annual Report on Form 10-K for a reconciliation to net loss and a discussion of why we believe FFO is a useful supplemental measure of operating performance, ways in which investors might use FFO when assessing our financial performance, and FFO’s limitations as a measurement tool.

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

Overview

We acquire, own and operate industrial real estate located in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. As of December 31, 2011, we owned a total of 47 buildings aggregating approximately 3.4 million square feet, which we purchased for an aggregate purchase price of approximately $253.0 million, including the assumption of mortgage loans payable of approximately $39.5 million, which includes mortgage premiums of approximately $0.8 million. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ending December 31, 2010.

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

We selected our target markets by drawing upon the experiences of our management team investing and operating in over 50 global industrial markets located in North America, Europe and Asia and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, potential long term increases in carbon prices and other factors. We believe that our target markets have attractive long term investment attributes. We target assets with characteristics that include, but are not limited to, the following:

•	Located in high population coastal markets;

•	Close proximity to transportation infrastructure (such as sea ports, airports, highways and railways);

•	Situated in supply-constrained submarkets with barriers to new industrial development, as a result of physical and/or regulatory constraints;

•	Functional and flexible layout that can be modified to accommodate single and multiple tenants;

•	Acquisition price at a discount to the replacement cost of the property;

•	Potential for enhanced return through re-tenanting or operational and physical improvements; and

•	Opportunity for higher and better use of the property over time.

In general, we prefer to utilize local third party property managers for day-to-day property management. We believe outsourcing property management is cost effective and provides us with operational flexibility. We currently manage four of our properties directly and may directly manage other properties in the future if we determine such direct property management is in our best interest.

We have no current intention to acquire undeveloped industrial land or to pursue ground up development. However, we may pursue redevelopment opportunities of properties that we own.

We expect that we will continue to acquire the significant majority of our investments as equity interests in individual properties or portfolios of properties. We may also acquire industrial properties through the acquisition of other corporations or entities that own industrial real estate. We will opportunistically target investments in debt secured by industrial real estate that would otherwise meet our investment criteria with the intention of ultimately acquiring the underlying real estate. We currently do not intend to target specific percentages of holdings of particular types of industrial properties. This expectation is based upon prevailing market conditions and may change over time in response to different prevailing market conditions.

The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant).

2011 Developments

Acquisition Activity

During the year ended December 31, 2011, we acquired 14 industrial buildings containing approximately 1.1 million square feet for a total purchase price of approximately $118.7 million. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable of approximately $21.6 million, which includes mortgage premiums of approximately $0.1 million, and borrowings on our term loan and credit facility. The following table sets forth the wholly-owned industrial properties we acquired during the year ended December 31, 2011:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]
Dorsey	Jessup, MD	March 25, 2011	1	135,000	$5,800
Belleville	Kearny, NJ	May 20, 2011	1	211,418	32,600
630 Glasgow	Inglewood, CA	June 2, 2011	1	27,505	4,100
8730 Bollman	Savage, MD	June 24, 2011	1	98,745	7,500
Dell	Carlstadt, NJ	June 28, 2011	1	27,410	7,725
70th Avenue	Miami, FL	June 28, 2011	1	35,000	4,000
19601 Hamilton	Torrance, CA	July 20, 2011	1	72,808	12,350
39th Street	Doral, FL	August 19, 2011	1	40,000	4,400
620 Division	Elizabeth, NJ	October 7, 2011	1	150,348	10,350
48th Avenue	Miami Gardens, FL	December 15, 2011	2	57,682	7,200
Clawiter	Hayward, CA	December 15, 2011	1	33,842	7,625
Valley Corporate	Kent, WA	December 30, 2011	2	168,790	15,025

Total			14	1,058,548	$118,675

[1]	Excludes intangible liabilities and assumed mortgage premiums totaling approximately $0.5 million. The total aggregate investment was approximately $119.2 million.

Term Loan

On August 23, 2011, we entered into a $10.1 million senior secured term loan agreement that matures on February 22, 2013 (the “Term Loan”). On December 29, 2011 we entered into an amendment to the Term Loan to increase the borrowings on the Term Loan to $20.1 million as described under the heading “Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Mortgage Loans

During the year ended December 31, 2011, we assumed two mortgage loans payable totaling approximately $21.6 million, including mortgage premiums of approximately $0.1 million. These mortgage loans bear interest at a weighted average fixed annual interest rate of approximately 5.51% and mature in 2015 and 2021, respectively.

Distribution Activity

The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2011:

For the Three Months Ended	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2011	$0.10	February 17, 2011	April 5, 2011	April 19, 2011
June 30, 2011	$0.10	May 18, 2011	July 6, 2011	July 20, 2011
September 30, 2011	$0.10	August 11, 2011	October 6, 2011	October 20, 2011
December 31, 2011	$0.10	November 8, 2011	January 6, 2012	January 20, 2012

Leasing Activity

On December 6, 2011 we entered into a lease renewal of approximately 138,000 square feet at one of our industrial buildings located in Kent, Washington, which was 100% leased as of December 31, 2011. On December 20, 2011, we entered into a lease of approximately 166,000 square feet at our industrial building located in Miami Lakes, Florida, which was approximately 94% leased as of December 31, 2011. The lease includes an expansion option exercisable within 13 months for an additional approximately 24,000 square feet. On December 30, 2011, we entered into a lease of approximately 302,000 square feet at our industrial building located in Hialeah, Florida, which was 100% leased as of December 31, 2011. On December 30, 2011 we entered into a lease of approximately 75,000 square feet at our industrial building located in Jessup, Maryland, which was 100% leased as of December 31, 2011.

We executed new or renewal leases for a total of approximately 761,000 square feet during the fourth quarter of 2011, which represented approximately 22% of our total rentable square feet as of December 31, 2011. Collectively, our properties were approximately 92.5% leased to 72 tenants as of December 31, 2011, which is an increase from our occupancy of approximately 70.6% as of December 31, 2010. The number of square feet under leases that we anticipate will expire in 2012 was reduced to a total representing approximately 2% of our total rentable square feet as of December 31, 2011.

Recent Developments

Public Follow-on Offering

On January 13, 2012, we completed a public follow-on offering of 4,000,000 shares of our common stock at a price per share of $14.25. 93,000 shares were sold in the offering to our executive and senior officers and our board of directors. No underwriting discount or commission was paid on such shares. On February 13, 2012, we sold an additional 61,853 shares of our common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. We estimate that the net proceeds of the offering were approximately $54.7 million after deducting the underwriting discount of approximately $2.8 million and other estimated offering expenses of approximately $0.4 million. We used approximately $41.0 million of the net proceeds to repay outstanding borrowings under our senior revolving credit facility on January 13, 2012 and intend to use the remainder of the net proceeds to invest in industrial properties and for general business purposes.

Amendments to Our Senior Revolving Credit Facility

On January 19, 2012, we entered into a Second Amendment to Amended and Restated Senior Revolving Credit Agreement (the “Amended Facility”) with KeyBank National Association, as administrative agent and as a lender and the other lenders thereunder, which provides for certain modifications to our $80.0 million revolving credit facility. The Amended Facility extends the maturity date to January 19, 2015 and provides for one 12-month extension option exercisable by us, subject among other things, to there being an absence of an event of default under the Amended Facility and to our payment of an extension fee. The amendment provides that outstanding borrowings are limited to the lesser of $80.0 million and 60% of the value of the borrowing base properties (50% prior to the amendment). Interest on the Amended Facility will continue to generally be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility. The applicable LIBOR margin will range from 2.50% to 3.50% (3.00% to 4.25% prior to the amendment) depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Amended Facility requires payment of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of the credit facility. We will continue to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Amended Facility.

Secured Financing

On January 30, 2012 we entered into a $20.0 million non-recourse mortgage loan at a fixed annual interest rate of 3.79% that matures on February 5, 2019. The mortgage loan is secured by five of our properties aggregating approximately 442,000 square feet. A portion of these proceeds were used to pay down the Term Loan.

Contractual Commitments

Subsequent to December 31, 2011, we entered into two contracts with third-party sellers to acquire two industrial properties as described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence, various closing conditions and the consent of the mortgage lender.

Distribution Activity

On February 21, 2012, our board of directors authorized us to declare a cash dividend in the amount of $0.10 per share of our common stock payable on April 19, 2012 to the stockholders of record as of the close of business on April 5, 2012.

Outlook

We believe that industrial rents have generally stopped falling in our markets and, in some cases, are rising modestly. With national availability likely ending 2011 at above 13%, we believe it will take time before the broader markets exhibit significant rent growth. We see a growing set of acquisition opportunities. In the intermediate term we expect to seek to grow our assets to levels that will allow us to optimize our operating efficiency, increase our shareholder liquidity and position us to achieve an investment grade credit rating to broaden our debt financing options. We believe the long-term operating results from our functional, infill coastal assets combined with sound balance sheet management and our strong corporate governance and exceptionally aligned executive management compensation will benefit our shareholders over time.

The primary source of our operating revenues and earnings is rents received from tenants under operating leases at our properties, including reimbursements from tenants for certain operating costs. We seek long-term earnings growth primarily through increasing rents and operating income at existing properties and acquiring properties in our six target markets. We intend to seek to grow our portfolio by utilizing one or more of cash on hand, future borrowings under our credit facility, future sales of common or preferred equity and future placements of secured or unsecured debt. In the first two months of 2012, we have completed a public follow-on offering of our common stock, amended our credit facility, entered into a secured financing and entered into two contracts to acquire two industrial properties, all as described in this Annual Report on Form 10-K.

Inflation

Although the U.S. economy has been experiencing relatively flat inflation rates recently, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, approximately 45.1% our outstanding leases expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.

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

Our primary cash expenses consist of our property operating expenses, which include: real estate taxes; repairs and maintenance; management expenses; insurance; utilities; general and administrative expenses, which include payroll, office expenses, professional fees and other administrative expenses; acquisition costs, which include third-party costs paid to brokers and consultants; and interest expense, primarily on mortgage loans, term loans and our revolving credit facility.

Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions at various times during the course of such periods. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition.

Comparison of the Year Ended December 31, 2011 to the Period from February 16, 2010 (Commencement of Operations) to December 31, 2010

The majority of the changes in our statements of operations line items for the year ended December 31, 2011 compared to the period from February 16, 2010 (commencement of operations) to December 31, 2010 are related to property acquisitions that occurred at various times during the course of 2010 and 2011. In addition, certain of such changes were the result of 2011 consisting of a full year of operations compared to 2010 consisting of a shorter operating period.

Revenues. Total revenues increased by approximately $13.5 million to $17.5 million for the year ended December 31, 2011 from $4.0 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010. This increase is due primarily to property acquisitions during 2010 and 2011. In addition, for the quarter and year ended December 31, 2011, approximately $0.1 million and $0.9 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Property operating expenses increased by approximately $5.0 million to $6.3 million for the year ended December 31, 2011 from $1.3 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010. This increase is due primarily to property acquisitions during 2010 and 2011.

Depreciation and amortization. Depreciation and amortization increased by approximately $3.6 million to $4.9 million for the year ended December 31, 2011 from $1.3 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010. This increase is due to property acquisitions during 2010 and 2011.

General and administrative expenses. General and administrative expenses increased by approximately $1.3 million to $5.4 million for the year ended December 31, 2011 from $4.1 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010. This increase was driven primarily by our having a full year of expenses for the year ended December 31, 2011 compared to the shorter period from February 16, 2010 (commencement of operations) to December 31, 2010.

Acquisition costs. Acquisition costs decreased by approximately $0.3 million to $2.0 million for the year ended December 31, 2011 from $2.3 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010. This decrease is due to a lower volume of property acquisitions during the year ended December 31, 2011 compared to the period from February 16, 2010 (commencement of operations) to December 31, 2010.

Interest expense, including amortization. Interest expense increased by approximately $2.1 million to $2.6 million for the year ended December 31, 2011 from $0.5 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010. This increase is due primarily to the assumption of $39.5 million in mortgage loans payable during 2010 and 2011, as well as borrowings on the credit facility and Term Loan in 2011.

As a result of the above, net loss decreased by approximately $1.7 million to $3.7 million for the year ended December 31, 2011 compared to a net loss of $5.4 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

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

We intend to preserve a flexible capital structure with a long-term goal to obtain an investment grade rating and be in a position to issue unsecured debt and perpetual preferred stock. Prior to attaining an investment grade rating, we intend to primarily utilize non-recourse debt secured by individual properties or pools of properties with a targeted maximum loan-to-value of 65% at the time of financing, or recourse bank term loans and credit facilities. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with term loans, mortgages and borrowings under our credit facility. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through borrowings under our credit facility, periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt, and, in the future, with proceeds from the disposition of properties. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our credit facility and to access additional capital through issuances of equity and debt securities.

On January 13, 2012, we completed a public follow-on offering of 4,000,000 shares of our common stock at a price per share of $14.25. On February 13, 2012, we sold an additional 61,853 shares of our common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. We estimate that the net proceeds of the offering, after deducting the underwriting discount and estimated offering costs, were approximately $54.7 million. We used approximately $41.0 million of the net proceeds to repay outstanding borrowings under our senior revolving credit facility on January 13, 2012 and intend to use the remainder of the net proceeds to invest in industrial properties and for general business purposes.

As of December 31, 2011, our market equity capitalization was as follows:

Market Equity Capitalization as of December 31, 2011
Security	Shares Outstanding[1]	Market Price [2]	Market Value
Common Stock	9,308,670	$15.14	$140,933,264

[1]	Includes 133,526 shares of unvested restricted stock
[2]	Closing price of our shares of common stock on the New York Stock Exchange on December 31, 2011 in dollars per share

We have an $80.0 million credit facility. The amount available under our credit facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Interest on our credit facility will generally be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under our credit facility. Prior to our entering into an amendment to our credit facility on January 19, 2012, the credit facility provided that (i) the applicable margin ranged from 3.00% to 4.25% (3.00% as of December 31, 2011) depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value, (ii) outstanding borrowings under our credit facility were limited to the lesser of $80.0 million or 50% of the value of the borrowing base properties and (iii) we pay an annual unused facility fee in an amount equal to 0.35% or 0.50% depending on the unused portion of the credit facility. On January 19, 2012, we entered into the Amended Facility, which (i) extends the maturity date of our credit facility to January 19, 2015 and provides for one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default under the Amended Facility and to our payment of an extension fee, (ii) modifies the applicable LIBOR margin to range from 2.50% to 3.50% depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value, (iii) provides that outstanding borrowings under our Amended Facility are limited to the lesser of $80.0 million or 60% of the value of the borrowing base properties and (iv) provides that we pay an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of the Amended Facility. Our unused facility fee was $359,000 and $197,000, respectively, for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010. Our credit facility includes a series of financial and other covenants requiring, among other things, the maintenance of maximum leverage ratios and minimum fixed coverage ratios that we must comply with in order to borrow under the credit facility. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our credit facility. As of December 31, 2011, there were $41.0 million of borrowings outstanding and ten properties were in the borrowing base under our credit facility. We were in compliance with our financial covenants under the credit facility at December 31, 2011 and December 31, 2010.

In addition, we have a $20.1 million Term Loan that matures on February 22, 2013. Interest on the Term Loan will generally be based upon, at our option, either (i) LIBOR plus 3.50% or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus 3.50% for LIBOR rate loans under the Term Loan. The Term Loan includes a series of financial and other covenants that are similar to the covenants in the credit facility. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Term Loan. We were in compliance with its financial covenants at December 31, 2011.

As of December 31, 2011 and 2010, we had outstanding mortgage loans payable of approximately $38.3 million and $17.7 million, respectively, and held cash and cash equivalents totaling approximately $3.2 million and $57.3 million, respectively.

The following table summarizes our debt maturities, principal payments, capitalization ratios, EBITDA, Adjusted EBITDA, interest coverage and debt ratios as of and for the year ended December 31, 2011 (dollars in thousands):

	Credit Facility	Term Loan Payable	Mortgage Loans Payable	Total Debt
2012	$—	$—	$1,128	$1,128
2013	41,000	20,050	1,195	62,245
2014	—	—	1,265	1,265
2015	—	—	20,346	20,346
2016	—	—	682	682
Thereafter	—	—	13,038	13,038

Subtotal	41,000	20,050	37,654	98,704
Unamortized net premiums	—	—	611	611

Total	$41,000	$20,050	$38,265	$99,315

Weighted Average Interest Rate	3.3%	3.8%	5.4%	4.2%
Total Debt-to-Total Investments in Properties [1]				37.5%
Total Debt-to-Total Market Capitalization [2]				41.3%
Floating Rate Debt as a % of Total Debt				61.5%
EBITDA [3]				$3,782
Adjusted EBITDA [4]				$6,965
Interest Coverage [5]				2.7 x
Total Debt-to-Adjusted EBITDA [6]				8.8 x
Weighted Average Maturity (years)				3.0

[1]	Total debt-to-total investments in properties is calculated as total debt, including premiums, divided by total investments in properties as of December 31, 2011.
[2]	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by market equity capitalization plus total debt, including premiums, as of December 31, 2011.
[3]

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended December 31, 2011. EBITDA for such period includes acquisition costs of approximately $2.0 million. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of EBITDA from net loss available to common stockholders and a discussion of why we believe EBITDA is a useful supplemental measure of our operating performance.

[4]

Earnings before interest, taxes, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the year ended December 31, 2011. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA from net loss available to common stockholders and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[5]

Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA from net loss available to common stockholders and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[6]

Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA from net loss available to common stockholders and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2011. No dividends were paid during the period from February 16, 2010 (commencement of operations) to December 31, 2010:

For the Three Months Ended	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2011	$0.10	February 17, 2011	April 5, 2011	April 19, 2011
June 30, 2011	$0.10	May 18, 2011	July 6, 2011	July 20, 2011
September 30, 2011	$0.10	August 11, 2011	October 6, 2011	October 20, 2011
December 31, 2011	$0.10	November 8, 2011	January 6, 2012	January 20, 2012

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage and term loans payable and draws on our credit facility. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs and corporate overhead costs.

Cash From Operating Activities. Net cash provided by (used in) operating activities totaled approximately $2.1 million for the year ended December 31, 2011 compared to approximately ($2.0 million) for the period from February 16, 2010 (commencement of operations) to December 31, 2010. This increase in cash provided by operating activities is attributable to higher cash flows from property acquisitions during 2010 and 2011 and a full year of operations during the year ended December 31, 2011, offset by increased payments for prepaid insurance costs.

Cash From Investing Activities. Net cash used in investing activities was $105.9 million and $116.6 million, respectively, for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010, which consists primarily of property acquisitions of $96.9 million and $116.1 million, respectively, net of assumed mortgage loans payable.

Cash From Financing Activities. Net cash provided by financing activities was $49.7 million and $175.9 million, respectively, for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010, which consists for the year ended December 31, 2011 primarily of borrowings on the credit facility and Term Loan, offset by scheduled debt principal payments, the payment of the $7.0 million deferred underwriting fee that the underwriters agreed to defer at the time of our initial public offering, and dividend payments of $2.8 million, and for the period from February 16, 2010 (commencement of operations) to December 31, 2010 primarily of $176.9 million in proceeds, net of issuance costs paid of $5.1 million, from our initial public offering of our common stock and the concurrent private placement and financing costs.

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

Property Acquisitions. Upon acquisition of a property, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) and intangible assets and liabilities (consisting of the above and below market leases and the origination value of all in-place leases). We determine fair values using replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition.

The fair value of the tangible assets is based on the value of the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of our management team. Building values are calculated as replacement cost less depreciation or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and our estimate of the current market lease rates measured over a period equal to the remaining term of the leases when there is not a bargain renewal option. The capitalized values of above market leases and below market leases are amortized to rental revenue over the remaining term of the respective leases. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rent revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition.

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset, either held for sale or held for use, can significantly impact how impairment is measured. If an asset is intended to be held for use, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment will be determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. We determine the estimated fair values based on our assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on our understanding of market conditions and the experience of the management team. Actual results could differ significantly from our estimates. The discount rates used in the fair value estimates will represent a rate commensurate with the indicated holding period with a premium layered on for risk.

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

Income Taxes. We elected to be taxed as a REIT under the Code and operate as such beginning with our taxable year that ended on December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.

Stock-Based Compensation. We follow the provisions of ASC 718, Compensation-Stock Compensation, to account for our stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. We have adopted the 2010 Equity Plan, which provides for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as a general and administrative expense in the financial statements and measured at the fair value of the award on the date of grant. We estimate the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award.

In addition, we have awarded long-term incentive target awards to our executives that are payable in shares of our common stock after the conclusion of each pre-established performance measurement period. The amount that may be earned under the long-term incentive plan is variable depending on the relative total shareholder return of our stock as compared to the total shareholder return of the MSCI U.S. REIT Index and the FTSE NAREIT Equity Industrial Index over the pre-established performance measurement period. We estimate the fair value of the long-term incentive target awards using a Monte Carlo simulation model on the date of grant. These awards are recognized as compensation expense over the requisite period based on the fair value of the award at the balance sheet date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Subsequent to December 31, 2011, we entered into two contracts with third-party sellers to acquire two industrial properties consisting of two buildings located in the Washington D.C./Baltimore market. The properties aggregate approximately 135,000 square feet for a purchase price of approximately $12.8 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence, various closing conditions and the consent of the mortgage lender.

The following table summarizes our contractual obligations due by period as of December 31, 2011 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$1,128	$63,510	$21,028	$13,038	$98,704
Debt Interest Payments	1,988	3,774	2,404	2,877	11,043
Purchase Obligations	12,760	—	—	—	12,760

Total	$15,876	$67,284	$23,432	$15,915	$122,507

Non-GAAP Financial Measures

We use the following non-GAAP financial measures that we believe are useful to investors as a key supplemental measure of our operating performance: funds from operations, or FFO, EBITDA and Adjusted EBITDA. FFO, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. Further, our computation of FFO, EBITDA and Adjusted EBITDA may not be comparable to FFO, EBITDA and Adjusted EBITDA reported by other companies.

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income (loss) (determined in accordance with GAAP), excluding gains (losses) from sales of property and impairment write-downs of depreciable real estate, plus depreciation and amortization on real estate assets and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). We believe that presenting FFO provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified non-cash items, such as real estate depreciation and amortization and gain or loss on sale of assets.

We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our operating performance.

The following table reflects the calculation of FFO reconciled from net loss available to common stockholders for the three months ended December 31, 2011 and 2010 and for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010 (dollars in thousands except per share data) :

	For the Three Months Ended December 31,		For the Year Ended December 31, 2011	Period from February 16, 2010 (Commencement of Operations) to December 31, 2010
	2011	2010
Net loss available to common stockholders (1)	$(194)	$(598)	$(3,729)	$(5,390)
Depreciation and amortization
Total depreciation and amortization	1,521	836	4,899	1,263
Non-real estate depreciation	(26)	(25)	(98)	(82)
Allocation to participating securities (2)	(16)	(4)	(16)	—

Funds from operations	$1,285	$209	$1,056	$(4,209)

Basic and diluted FFO per common share	$0.14	$0.02	$0.12	$(0.46)

Weighted average basic and diluted common shares	9,174,747	9,112,000	9,161,805	9,112,000

[1]	Includes expensed acquisition costs.
[2]

To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 134,958 and 148,973 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2011 and 2010, respectively, and 138,440 and 0 of weighted average unvested restricted shares outstanding for the year ended December 31, 2011 and the period from February 16, 2010 (commencement of operations) to December 31, 2010, respectively.

We compute EBITDA as earnings before interest, taxes and depreciation and amortization. We compute Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, acquisition costs and stock-based compensation. We believe that presenting EBITDA and Adjusted EBITDA provides useful information to investors regarding our operating performance because they are measures of our operations on an unleveraged basis before the effects of tax, non-cash depreciation and amortization expense (and acquisition costs and stock-based compensation with regard to Adjusted EBITDA). By excluding interest expense, EBITDA and Adjusted EBITDA allow investors to measure our operating performance independent of our capital structure and indebtedness and, therefore, allow for more meaningful comparison of our operating performance between quarters as well as annual periods and for the comparison of our operating performance to that of other companies, both in the real estate industry and in other industries. As we are currently in a growth phase, acquisition costs are excluded from Adjusted EBITDA to allow for the comparison of our operating performance to that of stabilized companies.

The following table reflects the calculation of EBITDA and Adjusted EBITDA reconciled from net loss available to common stockholders for the three months ended December 31, 2011 and 2010 and for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010 (dollars in thousands):

	For the Three Months Ended December 31,		For the Year Ended December 31, 2011	Period from February 16, 2010 (Commencement of Operations) to December 31, 2010
	2011	2010
Net loss available to common stockholders (1)	$(194)	$(598)	$(3,729)	$(5,390)
Depreciation and amortization	1,521	836	4,899	1,263
Interest expense, including amortization	985	287	2,612	524

EBITDA	$2,312	$525	$3,782	$(3,603)

Stock-based compensation	206	228	1,202	784
Acquisition costs	300	383	1,981	2,289

Adjusted EBITDA	$2,818	$1,136	$6,965	$(530)

[1]	Includes expensed acquisition costs.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. We are exposed to interest rate changes primarily as a result of debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As described below, some of our outstanding debt bears interest at variable rates, and we expect that some of our future outstanding debt will have variable interest rates. We may use interest rate caps to manage our interest rate risks relating to our variable rate debt. We expect to replace variable rate debt on a regular basis with fixed rate, long-term debt to finance our assets and operations.

As of December 31, 2011, we had $41.0 million outstanding under our credit facility and $20.1 million under our Term Loan. Amounts borrowed under our credit facility and Term Loan bear interest at variable rates based on LIBOR plus an applicable LIBOR margin, which interest rate is 3.00% and 3.50% as of December 31, 2011, respectively, for the credit facility and Term Loan. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $153,000 annually on the outstanding balances on our credit facility and Term Loan as of December 31, 2011.

Item 8.	Financial Statements And Supplementary Data.

See Part IV, Item 15 – “Exhibits and Financial Statement Schedules” beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 9A.	Controls And Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Terreno Realty Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Terreno Realty Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management of Terreno Realty Corporation believes that, as of December 31, 2011, the company’s internal control over financial reporting is effective based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Terreno Realty Corporation

San Francisco, California

We have audited the internal control over financial reporting of Terreno Realty Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of December 31, 2011 and for the year ended December 31, 2011 of the Company and our report dated February 22, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

San Francisco, CA
February 22, 2012

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2011 and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2011 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2011 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2011 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2011 and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)1. and 2. Financial Statements and Schedules

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K beginning on page F-1 as follows:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-2
Consolidated Statements of Operations for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010	F-3
Consolidated Statements of Equity for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010	F-4
Consolidated Statements of Cash Flows for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010	F-5
Notes to Consolidated Financial Statements	F-6
Schedule III – Real Estate Investments and Accumulated Depreciation	S-1

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Terreno Realty Corporation

San Francisco, California

We have audited the accompanying consolidated balance sheets of Terreno Realty Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terreno Realty Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, CA
February 22, 2012

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Investments in real estate
Land	$133,464	$71,861
Buildings and improvements	116,287	56,222
Intangible assets	14,833	8,280

Total investments in properties	264,584	136,363
Accumulated depreciation and amortization	(7,063)	(1,502)

Net investments in properties	257,521	134,861
Cash and cash equivalents	3,249	57,253
Restricted cash	2,139	593
Deferred financing costs, net	770	796
Other assets, net	3,370	879

Total assets	$267,049	$194,382

LIABILITIES AND EQUITY
Liabilities
Credit facility	$41,000	$—
Term loan payable	20,050	—
Mortgage loans payable	38,265	17,676
Security deposits	1,772	899
Intangible liabilities, net	913	883
Deferred underwriting fee payable	—	7,000
Accounts payable and other liabilities	6,038	2,425

Total liabilities	108,038	28,883
Commitments and contingencies (Note 10)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock: $0.01 par value, 400,000,000 shares authorized, and 9,308,670 and 9,262,778 shares issued and outstanding, respectively	91	91
Additional paid-in capital	168,039	170,798
Accumulated deficit	(9,119)	(5,390)

Total stockholders’ equity	159,011	165,499

Total liabilities and equity	$267,049	$194,382

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

	For the Year Ended December 31, 2011	Period from February 16, 2010 (Commencement of Operations) to December 31, 2010
REVENUES
Rental revenues	$13,560	$3,147
Tenant expense reimbursements	3,942	884

Total revenues	17,502	4,031

COSTS AND EXPENSES
Property operating expenses	6,330	1,287
Depreciation and amortization	4,899	1,263
General and administrative	5,407	4,122
Acquisition costs	1,981	2,289

Total costs and expenses	18,617	8,961

OTHER INCOME (EXPENSE)
Interest and other (expense) income	(2)	64
Interest expense, including amortization	(2,612)	(524)

Total other income and expenses	(2,614)	(460)

Net loss available to common stockholders	$(3,729)	$(5,390)

Basic and Diluted net loss available to common stockholders per share	$(0.41)	$(0.59)

Basic and Diluted Weighted Average Common Shares Outstanding	9,161,805	9,112,000

Dividends Declared per Common Share	$0.40	$—

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Equity

(in thousands – except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance as of February 16, 2010 (commencement of operations)	1,000	$—	$1	$—	$1
Net loss	—	—	—	(5,390)	(5,390)
Issuance of common stock	9,112,000	91	182,149	—	182,240
Equity issuance costs	—	—	(12,135)	—	(12,135)
Repurchase of common stock	(1,000)	—	(1)	—	(1)
Issuance of restricted stock, net	150,778	—	—	—	—
Stock-based compensation amortization	—	—	784	—	784

Balance as of December 31, 2010	9,262,778	91	170,798	(5,390)	165,499
Net loss	—	—	—	(3,729)	(3,729)
Issuance of common stock	18,272	—	300	—	300
Issuance of restricted stock, net	27,620	—	—	—	—
Stock-based compensation amortization	—	—	663	—	663
Dividends	—	—	(3,722)	—	(3,722)

Balance as of December 31, 2011	9,308,670	$91	$168,039	$(9,119)	$159,011

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2011	Period from February 16, 2010 (Commencement of Operations) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,729)	$(5,390)
Adjustments to net loss
Straight-line rents	(1,454)	(220)
Amortization of lease intangibles	506	288
Depreciation and amortization	4,899	1,263
Deferred financing cost and mortgage premium amortization	238	73
Stock-based compensation and amortization	1,202	784
Changes in assets and liabilities
Other assets	(690)	(349)
Accounts payable and other liabilities	1,177	1,532

Net cash provided by (used in) operating activities	2,149	(2,019)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(1,293)	(193)
Cash paid for property acquisitions	(96,926)	(116,140)
Additions to buildings and improvements	(7,665)	(248)

Net cash used in investing activities	(105,884)	(116,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs of $0 and $5,085, respectively	—	176,914
Borrowings on credit facility	47,000	—
Payments on credit facility	(6,000)	—
Borrowings on term loan payable	20,050	—
Payments on mortgage loans payable	(889)	(180)
Payment of deferred financing costs	(639)	(882)
Payment of deferred underwriting fee	(7,000)	—
Dividends paid to common stockholders	(2,791)	—

Net cash provided by financing activities	49,731	175,852
Net increase in cash and cash equivalents	(54,004)	57,252
Cash and cash equivalents at beginning of period	57,253	1

Cash and cash equivalents at end of period	$3,249	$57,253

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,102	$344
Supplemental disclosures of non-cash transactions
Deferred underwriting fee payable	$—	$7,000
Offering costs payable	50	50
Contribution of fixed assets by Terreno Capital Partners LLC	—	240
Accounts payable related to capital improvements	2,038	579
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$119,203	$136,040
Assumption of mortgage loans payable	(21,541)	(17,181)
Assumption of mortgage premiums	(101)	(719)
Assumption of other assets and liabilities	(635)	(2,000)

Net cash paid for property acquisitions	$96,926	$116,140

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Notes to Consolidated Financial Statements

Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate located in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of December 31, 2011, the Company owned a total of 47 buildings aggregating approximately 3.4 million square feet.

The Company commenced operations upon completion of an initial public offering (“IPO”) of 8,750,000 shares of its common stock at a price of $20.00 per share and a concurrent private placement of 350,000 shares of common stock at a price of $20.00 per share on February 16, 2010. The net proceeds of the IPO and the concurrent private placement were approximately $169.8 million. Prior to the completion of its IPO, the Company had no assets other than cash. The Company is an internally managed Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2010.

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

Investments in Real Estate. Investments in real estate, including tenant improvements, leasehold improvements and leasing costs, are stated at cost, less accumulated depreciation, unless circumstances indicate that the cost cannot be recovered, in which case, an adjustment to the carrying value of the property is made to reduce it to its estimated fair value. The Company also reviews the impact of above and below market leases, in-place leases and lease origination costs for acquisitions and records an intangible asset or liability accordingly.

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset either held for sale or held for use, can significantly impact how impairment is measured. If an asset is intended to be held for use, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the

Terreno Realty Corporation

Notes to Consolidated Financial Statements

Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates will represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairments for the year ended December 31, 2011, or for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

Property Acquisitions. Upon acquisition of a property, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) and intangible assets and liabilities (consisting of above and below market leases and origination value of all in-place leases). The Company determines fair values using replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition.

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the current market lease rates measured over a period equal to the remaining term of the leases when there is not a bargain renewal option. The capitalized values of the above market leases and below market leases are amortized to rental revenue over the remaining term of the respective leases. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rent revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. As of December 31, 2011, the Company has recorded gross intangible assets and liabilities in the amounts of $2.3 million, $1.2 million, and $12.5 million for the value attributable to above market leases, below market leases and in-place leases, respectively. As of December 31, 2010, the Company had recorded gross intangible assets and liabilities in the amounts of $2.2 million, $0.9 million, and $6.1 million for the value attributable to above market leases, below market leases and in-place leases, respectively. These amounts are included in intangible assets and liabilities in the accompanying consolidated balance sheets. As of December 31, 2011, the Company has recorded net accumulated amortization of approximately $4.5 million and $0.3 million, respectively, related to these intangible assets and liabilities. As of December 31, 2010, the Company has recorded net accumulated amortization of approximately $1.1 million and $33,000, respectively, related to these intangible assets and liabilities. As of December 31, 2011, the remaining weighted average lease term related to these intangible assets and liabilities is 5.1 years.

In connection with property acquisitions, the Company may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset (above market leases) or liability (below market leases), pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations, and amortized to rental revenues over the remaining life of the related leases. The total net impact to rental revenues due to the amortization of above and below market leases was a decrease of approximately $506,000 and $288,000, respectively, for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

Terreno Realty Corporation

Notes to Consolidated Financial Statements

Projected net amortization of the intangible assets and liabilities for the next five years as of December 31, 2011 is as follows (dollars in thousands):

2012	$3,019
2013	1,969
2014	1,347
2015	877
2016	630
Thereafter	1,619

Total	$9,461

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

Terreno Realty Corporation

Notes to Consolidated Financial Statements

Tenant expense reimbursement income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenues during the same period the related expenses are incurred.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. As of both December 31, 2011 and 2010, deferred financing costs were $0.8 million, net of accumulated amortization.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 2011 and 2010, the net unamortized mortgage premiums were $0.6 million and $0.7 million, respectively, and were included as a component of mortgage and term loans payable on the accompanying consolidated balance sheets.

Income Taxes. The Company elected to be taxed as a REIT under the Code and operates as such beginning with its taxable year that ended on December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If it fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants it relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. On February 16, 2010 (commencement of operations), the Company adopted the provisions of ASC 740-10 with no material effect on either the financial condition or results of operations. As of December 31, 2011, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions for the 2010 calendar year.

Stock-Based Compensation and Other Long-Term Incentive Compensation. The Company follows the provisions of ASC 718, Compensation-Stock Compensation, to account for its stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. The Company has adopted the 2010 Equity Plan, which provides for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as a general and administrative expense in the accompanying consolidated statements of operations and measured at the fair value of the award on the date of grant. The Company estimates the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award.

Terreno Realty Corporation

Notes to Consolidated Financial Statements

In addition, the Company has awarded long-term incentive target awards (the “LTIP awards”) to its executives that are payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period. The amount that may be earned under the LTIP awards is variable depending on the relative total shareholder return of the Company’s stock as compared to the total shareholder return of the MSCI U.S. REIT Index and the FTSE NAREIT Equity Industrial Index over the pre-established performance measurement period. The Company estimates the fair value of the LTIP awards using a Monte Carlo simulation model on the date of grant. The LTIP awards are recognized as compensation expense over the requisite performance period based on the fair value of the LTIP awards at the balance sheet date.

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

As of December 31, 2011 and 2010, the fair values of cash and cash equivalents, accounts payable and deferred underwriting fee payable approximated their carrying values because of the short-term nature of these investments or liabilities. Cash equivalents of $0 and approximately $53.9 million were invested in short-term investments as of December 31, 2011 and 2010, respectively, which would qualify as a Level 2 classification under the fair value hierarchy. Based on borrowing rates available to the Company at December 31, 2011 and 2010, the estimated fair values of the mortgage and term loans payable were approximately $59.2 million and $17.1 million, respectively.

Segment Disclosure. ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segment. The Company has determined that it has one reportable segment, with activities related to investing in real estate. Our investments in real estate are geographically diversified and our chief operating decision makers evaluate operating performance on an individual asset level. As each of our assets has similar economic characteristics, our assets have been aggregated into one reportable segment.

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

As of December 31, 2011, the Company owned six properties located in Northern New Jersey/New York City, which accounted for 45.5% of its annualized base rent, which is based on contractual base rent from leases in effect as of December 31, 2011, excluding any partial or full rent abatements.

Terreno Realty Corporation

Notes to Consolidated Financial Statements

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company’s top ten tenants as of December 31, 2011 are as follows:

	Tenant	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000's) [1]	% of Total Annualized Base Rent
1	YRC Worldwide	3	182,803	5.4%	$2,463	11.8%
2	H.D. Smith Wholesale Drug Company	1	211,418	6.2%	1,949	9.3%
3	Home Depot	1	413,092	12.1%	1,889	9.0%
4	Precision Custom Coatings	1	208,000	6.1%	1,637	7.8%
5	Miami International Freight Solutions	1	166,220	4.9%	956	4.6%
6	Banah International Group	1	301,983	8.8%	906	4.3%
7	FedEx Corporation	1	72,808	2.1%	852	4.1%
8	International Paper Company	1	137,872	4.0%	680	3.2%
9	Maines Paper & Food Service	1	98,745	2.9%	636	3.0%
10	Duro Bag Manufacturing Company	1	120,948	3.5%	615	2.9%

	Total	12	1,913,889	56.0%	$12,583	60.0%

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2011, multiplied by 12.

Note 4. Investments in Real Estate.

During year ended December 31, 2011, the Company acquired 14 industrial buildings containing approximately 1.1 million square feet. The total aggregate initial investment was approximately $119.2 million, which was allocated $61.6 million to land, $51.0 million to buildings and improvements, $6.6 million to intangible assets and $0.4 million to intangible liabilities. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable and borrowings on the term loan and credit facility, and were accounted for as asset acquisitions.

The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2011:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]
Dorsey	Jessup, MD	March 25, 2011	1	135,000	$5,800
Belleville	Kearny, NJ	May 20, 2011	1	211,418	32,600
630 Glasgow	Inglewood, CA	June 2, 2011	1	27,505	4,100
8730 Bollman	Savage, MD	June 24, 2011	1	98,745	7,500
Dell	Carlstadt, NJ	June 28, 2011	1	27,410	7,725
70th Avenue	Miami, FL	June 28, 2011	1	35,000	4,000
19601 Hamilton	Torrance, CA	July 20, 2011	1	72,808	12,350
39th Street	Doral, FL	August 19, 2011	1	40,000	4,400
620 Division	Elizabeth, NJ	October 7, 2011	1	150,348	10,350
48th Avenue	Miami Gardens, FL	December 15, 2011	2	57,682	7,200
Clawiter	Hayward, CA	December 15, 2011	1	33,842	7,625
Valley Corporate	Kent, WA	December 30, 2011	2	168,790	15,025

Total			14	1,058,548	$118,675

Terreno Realty Corporation

Notes to Consolidated Financial Statements

[1]	Excludes intangible liabilities and assumed mortgage premiums totaling approximately $0.5 million. The total aggregate investment was approximately $119.2 million.

The Company recorded revenues and net income for the year ended December 31, 2011 of approximately $4.1 million and $1.5 million, respectively, related to the above acquisitions.

On May 20, 2011, the Company acquired Belleville for a total purchase price of approximately $32.6 million, which was allocated $12.9 million to land, $18.0 million to buildings and improvements and $1.7 million to intangible assets. The property was acquired from an unrelated third party existing cash on hand, net of an assumed mortgage loan payable of approximately $14.8 million. The Company recorded revenues and net income for the year ended December 31, 2011 of approximately $1.7 million and $0.5 million, respectively, related to this acquisition.

On December 30, 2011, the Company acquired Valley Corporate for a total purchase price of approximately $15.0 million, which was allocated $5.2 million to land, $9.1 million to buildings and improvements, $0.9 million to intangible assets and $0.2 million to intangible liabilities. The property was acquired from an unrelated third party existing cash on hand, net of borrowings on the term loan. The Company recorded revenues and a net loss for the year ended December 31, 2011 of approximately $5,000 and ($5,000), respectively, related to this acquisition.

During the period from February 16, 2010 (commencement of operations) to December 31, 2010, the Company acquired 33 industrial buildings containing approximately 2.4 million square feet. The total aggregate initial investment was approximately $136.0 million, which was allocated $71.8 million to land, $55.9 million to buildings and improvements, $8.3 million to intangible assets and $0.9 million to intangible liabilities. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable and were accounted for as asset acquisitions.

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]
Fortune/Qume	San Jose, CA	March 30, 2010	1	71,516	$5,550
Warm Springs I and II	Fremont, CA	March 26, 2010	2	140,466	7,264
238/242 Lawrence	South San Francisco, CA	August 13, 2010	2	80,524	9,620
Rialto	San Bernardino, CA	September 15, 2010	2	121,551	12,152
Maltese	Totowa, NJ	September 21, 2010	1	208,000	16,500
Middlebrook	Bound Brook, NJ	September 24, 2010	18	580,982	27,000
130 Interstate	South Brunswick, NJ	September 29, 2010	1	413,092	22,450
299 Lawrence	South San Francisco, CA	November 9, 2010	1	19,247	2,550
Kent 188	Kent, WA	December 14, 2010	1	137,872	8,275
Ahern	Union City, CA	December 15, 2010	2	86,271	6,255
10th Avenue	Hialeah, FL	December 20, 2010	1	301,983	9,000
60th Avenue	Miami Lakes, FL	December 20, 2010	1	195,547	7,750

Total			33	2,357,051	$134,366

[1]	Excludes intangible liabilities and assumed mortgage premiums totaling approximately $1.6 million. The total aggregate investment was approximately $136.0 million.

Terreno Realty Corporation

Notes to Consolidated Financial Statements

The following supplementary pro forma financial information presents the results of operations of the Company for the years ended December 31, 2011 and 2010 as if all acquisitions during 2011 occurred on January 1, 2010. Since the Company commenced operations on February 16, 2010 upon completion of its IPO, pro forma adjustments have been included for corporate general and administrative expenses for the year ended December 31, 2010. The pro forma results for the years ended December 31, 2011 and 2010 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2010, or of future results of operations (dollars in thousands, except per share data).

Pro Forma Financial Information:

	For the Years Ended December 31,
	2011	2010
	(Unaudited)
Total revenues	$23,552	$14,121
Net income (loss) available to common stockholders	1,061	(3,183)
Basic and Diluted net income (loss) available to common stockholders per share	$0.12	$(0.35)

Note 5. Debt.

As of December 31, 2011 and 2010, the Company had an $80.0 million senior revolving credit facility that matures on March 22, 2013 (the “Facility”) (see Note 11). The amount available under the Facility may be increased up to $150.0 million, subject to certain conditions and the identification of lenders willing to make available additional amounts. Interest on the Facility will generally be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 3.00% to 4.25% (3.00% as of December 31, 2011), depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires payment of an annual unused facility fee in an amount equal to 0.35% or 0.50% depending on the unused portion of the Facility. The unused facility fee was $359,000 and $197,000, respectively, for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010. The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. The Company has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Facility. As of December 31, 2011, there were $41.0 million of borrowings outstanding under the Facility and ten properties were in the borrowing base. The Company was in compliance with its financial covenants at December 31, 2011 and 2010.

On August 23, 2011, the Company entered into a $10.1 million senior secured term loan agreement that matures on February 22, 2013 (the “Term Loan”), subject to one six-month extension exercisable by the Company subject to the satisfaction of certain conditions. On December 29, 2011 the Company increased the borrowings on the Term Loan to $20.1 million. Interest on the Term Loan will generally be based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Term Loan. As of December 31, 2011 the applicable LIBOR margin is 3.50%. The Term Loan includes a series of financial and other covenants that are similar to the covenants in the Facility. The Company has agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Term Loan. The Company was in compliance with its financial covenants at December 31, 2011.

Terreno Realty Corporation

Notes to Consolidated Financial Statements

During the year ended December 31, 2011, the Company assumed two mortgage loans totaling approximately $21.6 million that bear interest at a weighted average fixed rate of approximately 5.51%. The mortgage loans payable are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2015 and 2021. As of December 31, 2010 the Company had two mortgage loans payable totaling approximately $17.7 million, which bore interest at a weighted average fixed annual interest rate of 5.19%.

The scheduled principal payments of the Company’s debt as of December 31, 2011 were as follows (dollars in thousands):

	Credit Facility	Term Loan Payable	Mortgage Loans Payable	Total Debt
2012	$—	$—	$1,128	$1,128
2013	41,000	20,050	1,195	62,245
2014	—	—	1,265	1,265
2015	—	—	20,346	20,346
2016	—	—	682	682
Thereafter	—	—	13,038	13,038

Subtotal	41,000	20,050	37,654	98,704
Unamortized net premiums	—	—	611	611

Total	$41,000	$20,050	$38,265	$99,315

Weighted Average Interest Rate	3.3%	3.8%	5.4%	4.2%

Note 6. Leasing.

The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of December 31, 2011. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2012	$18,758
2013	18,146
2014	15,806
2015	13,784
2016	12,765
Thereafter	50,062

Total	$129,321

Note 7. Stockholders’ Equity.

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock. $0.01 par value per share. As of December 31, 2011, 9,308,670 shares of common stock were issued and outstanding, including 133,526 non-vested restricted stock awards, and no shares of preferred stock were issued and outstanding.

In connection with the annual meeting of stockholders on May 18, 2011, the Company granted a total of 18,272 shares of unrestricted common stock to its independent directors under the Company’s 2010 Equity Incentive

Terreno Realty Corporation

Notes to Consolidated Financial Statements

Plan with a grant date fair value per share of $16.42. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the year ended December 31, 2011 related to this issuance.

In connection with the completion of the IPO on February 16, 2010, the Company issued 12,000 shares of common stock to Terreno Capital Partners LLC, an entity owned by the Company’s executive officers, in exchange for the contribution of fixed assets to the Company with a net book value of $240,000. These shares were subsequently distributed to such executive officers.

As of December 31, 2011, there were 455,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or performance shares under the Company’s 2010 Equity Incentive Plan, of which 255,762 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2011 ranged from $17.82 to $20.00. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s stock on the date of grant. The fair value of the restricted stock that was granted during the year ended December 31, 2011 was $0.5 million and the vesting period for the restricted stock is five years. As of December 31, 2011, the Company had approximately $2.1 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.4 years. The Company recognized compensation costs of approximately $0.7 million and $0.8 million for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010, respectively. The following is a summary of the total restricted shares granted to the Company’s executive officers, employees and directors, with the related weighted average grant date fair value share prices for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at beginning of period	—	$—
Granted	155,778	19.93
Forfeited	(5,000)	20.00
Vested	—	—

Non-vested shares outstanding as of December 31, 2010	150,778	19.93
Granted	28,904	17.82
Forfeited	(1,284)	20.00
Vested	(44,872)	19.95

Non-vested shares outstanding at end of period	133,526	$19.54

Terreno Realty Corporation

Notes to Consolidated Financial Statements

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2011:

Non-vested Shares Vesting Schedule	Number of Shares
2012	31,936
2013	31,936
2014	31,936
2015	31,936
2016	5,782

Total Non-vested Shares	133,526

Long-Term Incentive Plan:

As of December 31, 2011, there are two performance measurement periods for the LTIP awards: February 16, 2010 to December 31, 2012, and January 1, 2011 to December 31, 2013. The LTIP awards related to the performance measurement period from February 16, 2010 to December 31, 2011 resulted in no compensation expense as the compensation committee determined that the Company’s total shareholder return did not exceed the applicable metrics during the performance measurement period. The Company recorded compensation costs of approximately $0.2 million for the year ended December 31, 2011. The Monte Carlo fair value assumptions for the LTIP awards for the performance measurement periods in the table below are as follows:

	February 16, 2010 to December 31, 2012	January 1, 2011 to December 31, 2013
Performance Period	2.9 years	3 years
Risk free interest rate	0.1%	0.3%
Volatility	26.6%	21.8%
Fair value of LTIP awards	$93,012	$534,580

Dividends:

The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2011. No dividends were paid during the period from February 16, 2010 (commencement of operations) to December 31, 2010:

For the Three Months Ended	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2011	$0.10	February 17, 2011	April 5, 2011	April 19, 2011
June 30, 2011	$0.10	May 18, 2011	July 6, 2011	July 20, 2011
September 30, 2011	$0.10	August 11, 2011	October 6, 2011	October 20, 2011
December 31, 2011	$0.10	November 8, 2011	January 6, 2012	January 20, 2012

Note 8. Net Loss Per Share.

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and

Terreno Realty Corporation

Notes to Consolidated Financial Statements

participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Our nonvested restricted stock is considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the year ended December 31, 2011 or for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

Note 9. Quarterly Results of Operations – Unaudited

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$3,370	$3,766	$4,777	$5,589
Total costs and expenses	(4,312)	(5,266)	(4,241)	(4,798)
Total other income and expenses	(364)	(461)	(804)	(985)

Net loss available to common stockholders	$(1,306)	$(1,961)	$(268)	$(194)

Basic and Diluted net loss available to common stockholders per share [1]	$(0.14)	$(0.21)	$(0.03)	$(0.02)

Basic and Diluted Weighted Average Common Shares Outstanding	9,132,766	9,164,741	9,174,274	9,174,747

	2010 Quarter Ended
	March 31 [2]	June 30	September 30	December 31
Total revenues	$12	$333	$642	$3,044
Total costs and expenses	(771)	(1,580)	(3,241)	(3,369)
Total other income and expenses	2	(84)	(105)	(273)

Net loss available to common stockholders	$(757)	$(1,331)	$(2,704)	$(598)

Basic and Diluted net loss available to common stockholders per share [1]	$(0.08)	$(0.15)	$(0.30)	$(0.07)

Basic and Diluted Weighted Average Common Shares Outstanding	9,112,000	9,112,000	9,112,000	9,112,000

[1]

The above quarterly losses per share calculations are based on the weighted average number of common shares outstanding during each quarter. The losses per share calculation for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010 in the Consolidated Statements of Operations is based on the weighted average number of common shares outstanding for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010, respectively. The sum of the quarterly financial data may vary from the year December 31, 2011 and the period from February 16, 2010 (commencement of operations) to December 31, 2010 data due to rounding.

[2]	Represents the period from February 16 (commencement of operations) to March 31, 2010.

Terreno Realty Corporation

Notes to Consolidated Financial Statements

Note 10. Commitments and Contingencies

Deferred Underwriting Commissions. Underwriting commissions incurred in connection with the Company’s IPO are reflected as a reduction of additional paid in capital in the amount of $10.5 million. At the time of the Company’s IPO, the underwriters deferred approximately $7.0 million of their underwriting commissions until such time as the Company purchased assets in accordance with its investment strategy described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010 with an aggregate price (including the amount of any outstanding indebtedness assumed or incurred by the Company) at least equal to the net proceeds from the IPO. The deferred underwriting fee was paid during the year ended December 31, 2011. The deferred underwriting commissions as of December 31, 2010 are reflected in deferred underwriting fee payable. As of December 31, 2011, the Company had paid approximately $10.5 million in underwriting commissions, which represents the full amount of the underwriting commissions that the Company was obligated to pay in connection with the IPO.

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

Terreno Realty Corporation

Notes to Consolidated Financial Statements

As a result, the Company may become subject to material environmental liabilities of which it is unaware. The Company can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on it, or (2) the environmental condition of the Company’s industrial properties will not be affected by the condition of the properties in the vicinity of its industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company. The Company was not aware of any significant or material exposures as of December 31, 2011 and 2010.

General Uninsured Losses. The Company carries property and rental loss, liability and terrorism insurance. The Company believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, the Company’s properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, the Company has obtained, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war, that may be either uninsurable or not economically insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property. The Company was not aware of any significant or material exposures as of December 31, 2011 and 2010.

Contractual Commitments. Subsequent to December 31, 2011, the Company entered into two contracts with third-party sellers to acquire two industrial properties consisting of approximately 135,000 square feet. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence, various closing conditions and the consent of the mortgage lender. The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Miami	—	—	—	—
Northern New Jersey/New York	—	—	—	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Washington, D.C./Baltimore	2	135,000	12,760	3,600

Total	2	135,000	$12,760	$3,600

Note 11. Subsequent Events.

On January 13, 2012, the Company completed a public follow-on offering of 4,000,000 shares of its common stock at a price per share of $14.25. On February 13, 2012, we sold an additional 61,853 shares of our common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the primary follow-on offering were approximately $54.7 million after deducting the full underwriting discount of approximately $2.8 million and other estimated offering expenses of approximately $0.4 million. The Company used approximately $41.0 million of the net proceeds to repay outstanding borrowings under the Facility on January 13, 2012 and intends to use the remainder of the net proceeds to invest in industrial properties and for general business purposes.

Terreno Realty Corporation

Notes to Consolidated Financial Statements

On January 19, 2012, the Company entered into a Second Amendment to Amended and Restated Senior Revolving Credit Agreement (the “Amended Facility”) with KeyBank National Association, as administrative agent and as a lender and the other lenders thereunder, which provides for certain amendments to its $80.0 million revolving credit facility. The Amended Facility extends the maturity date to January 19, 2015 and provides for one 12-month extension option exercisable by the Company. The amendment provides that outstanding borrowings are limited to the lesser of $80.0 million and 60% of the value of the borrowing base properties. Interest on the Amended Facility will continue to generally be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility. The applicable LIBOR margin will range from 2.50% to 3.50% depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Amended Facility requires payment of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of the credit facility. The Company will continue to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Amended Facility.

On January 30, 2012 we entered into a $20.0 million non-recourse mortgage loan at a fixed annual interest rate of 3.79% that matures on February 5, 2019. The mortgage loan is secured by five of our properties. A portion of these proceeds were used to pay down the Term Loan.

On February 21, 2012, our board of directors authorized us to declare a cash dividend in the amount of $0.10 per share of our common stock payable on April 19, 2012 to the stockholders of record as of the close of business on April 5, 2012.

Terreno Realty Corporation

Schedule III

Real Estate Investments and Accumulated Depreciation

As of December 31, 2011

(in thousands)

Property Name	No. of Bldgs.	Location	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/11			Accumulated Depreciation	Year Acquired	Year Constructed
				Land	Buildings & Improvements		Land	Buildings & Improvements	Total
Los Angeles
630 Glasgow	1	Inglewood, CA	$—	$2,245	$1,855	$98	$2,245	$1,953	$4,198	$25	2011	1988
19601 Hamilton	1	Torrance, CA	6,725	7,409	4,072	—	7,409	4,072	11,481	47	2011	1985
Rialto	2	San Bernardino, CA	—	6,218	5,148	—	6,218	5,148	11,366	166	2010	2002
Northern New Jersey/New York
130 Interstate	1	South Brunswick, NJ	—	8,686	12,135	20	8,686	12,155	20,841	392	2010	1999
620 Division	1	Elizabeth, NJ	—	6,491	3,568	89	6,491	3,657	10,148	19	2011	1980
Belleville	1	Kearny, NJ	14,604	12,845	18,041	14	12,845	18,055	30,900	282	2011	2006
Dell	1	Carlstadt, NJ	—	6,641	771	—	6,641	771	7,412	10	2011	1972
Maltese	1	Totowa, NJ	—	7,231	7,598	—	7,231	7,598	14,829	245	2010	1964
Middlebrook	18	Bound Brook, NJ	14,884	16,442	10,241	2,662	16,442	12,903	29,345	438	2010	1958-1976
San Francisco Bay Area
238/242 Lawrence	2	South San Francisco, CA	1,441	6,674	2,655	357	6,674	3,012	9,686	94	2010	1986
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	382	1,352	1,580	2,932	43	2010	1968
Ahern	2	Union City, CA	—	3,246	2,749	70	3,246	2,819	6,065	73	2010	1986
Clawiter	1	Hayward, CA	—	5,964	1,159	—	5,964	1,159	7,123	1	2011	1967
Fortune/Qume	1	San Jose, CA	—	2,518	2,484	589	2,518	3,073	5,591	115	2010	1980
Warm Springs I and II	2	Fremont, CA	—	3,664	2,782	507	3,664	3,289	6,953	135	2010	1984
Seattle
Kent 188	1	Kent, WA	—	3,251	4,719	363	3,251	5,082	8,333	123	2010	1979
Valley Corporate	2	Kent, WA	—	5,264	9,108	—	5,264	9,108	14,372	9	2011	1987
Miami
10th Avenue	1	Hialeah, FL	—	6,376	2,624	1,100	6,376	3,724	10,100	79	2010	1957/2005
39th Street	1	Doral, FL	—	1,420	2,717	2	1,420	2,719	4,139	25	2011	2002
48th Avenue	2	Miami Gardens, FL	—	4,322	2,187	—	4,322	2,187	6,509	2	2011	1987
60th Avenue	1	Miami Lakes, FL	—	6,203	1,567	2,511	6,203	4,078	10,281	65	2010	1971
70th Avenue	1	Miami, FL	—	1,434	2,333	2	1,434	2,335	3,769	32	2011	1999
Washington, D.C./Baltimore
8730 Bollman	1	Savage, MD	—	4,361	2,757	—	4,361	2,757	7,118	37	2011	1984
Dorsey	1	Jessup, MD	—	3,207	2,383	670	3,207	3,053	6,260	52	2011	1977

Subtotal	47		37,654	133,464	106,851	9,436	133,464	116,287	249,751	2,509
Unamortized net premiums	—		611	—	—	—	—	—	—	—
Intangible assets	—		—	—	—	—	—	—	14,833	4,554

Total	47		$38,265	$133,464	$106,851	$9,436	$133,464	$116,287	$264,584	$7,063

S-1

Terreno Realty Corporation

Schedule III

Real Estate Investments and Accumulated Depreciation – (Continued)

As of December 31, 2011

(in thousands)

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010 is as follows:

	2011	2010
Investment in Properties
Balance at beginning of period	$136,363	$—
Acquisition of properties	119,203	136,040
Improvements	9,018	323

Balance at end of period	$264,584	$136,363

	2011	2010
Accumulated Depreciation
Balance at beginning of period	$1,502	$—
Amortization of lease intangible assets	760	321
Depreciation expense	4,801	1,181

Balance at end of period	$7,063	$1,502

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 22, 2012.

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

Signature	Title	Date

/s/ W. Blake Baird W. Blake Baird	Chairman, Chief Executive Officer and Director (principal executive officer)	February 22, 2012

/s/ Michael A. Coke Michael A. Coke	President, Chief Financial Officer and Director (principal financial and accounting officer)	February 22, 2012

/s/ LeRoy E. Carlson LeRoy E. Carlson	Director	February 22, 2012

/s/ Peter J. Merlone Peter J. Merlone	Director	February 22, 2012

/s/ Douglas M. Pasquale Douglas M. Pasquale	Director	February 22, 2012

/s/ Dennis Polk Dennis Polk	Director	February 22, 2012

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of Registrant (previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

4.1	Specimen Common Stock Certificate of Registrant (previously filed as Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 on January 15, 2010 and incorporated herein by reference)

10.1+	Form of Severance Agreement between Registrant and W. Blake Baird (previously filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.2+	Form of Severance Agreement between Registrant and Michael A. Coke (previously filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated by reference herein)

10.3+	2010 Equity Incentive Plan of Registrant (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on March 29, 2010 and incorporated by reference herein)

10.4+	Form of Restricted Stock Award Agreement for Executive Officers and Employees (previously filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.5+	Form of Restricted Stock Award Agreement for Non-Employee Directors (previously filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.6+	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers (previously filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.7+	Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K on March 29, 2010 and incorporated by reference herein)

10.8+	Form of Award Notice under the Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.9+	Form of Subscription Agreement (previously filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference)

10.10	Amended and Restated Senior Revolving Credit Agreement, dated as of December 30, 2010, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, KeyBanc Capital Markets as “Lead Arranger,” and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 5, 2011 and incorporated by reference herein)

10.11	Agreement of Sale, dated as of May 17, 2010, between Advance at Middlebrook Crossroads, LLC and Terreno Realty LLC (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 12, 2010 and incorporated by reference herein)

Exhibit Number	Exhibit Description

10.12	Agreement of Purchase and Sale, dated as of September 30, 2010, between 130 Interstate Blvd., LLC and Terreno Realty LLC (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on October 1, 2010 and incorporated by reference herein)

10.13	Agreement of Purchase and Sale, dated as of March 31, 2011, between Saw Mill Park, LLC and Terreno Realty LLC (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 5, 2011 and incorporated by reference herein)

10.14	Senior Secured Term Loan Agreement, dated as of August 23, 2011, among Terreno Realty LLC, KeyBank National Association as “Administrative Agent”, KeyBanc Capital Markets as “Lead Arranger”, and the several lenders which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 26, 2011 and incorporated by reference herein)

10.15	First Amendment to Senior Secured Term Loan Agreement, dated as of December 29, 2011, among Terreno Realty LLC, as Borrower, KeyBank National Association, both individually as a “Lender” and as an “Administrative Agent”, and KeyBanc Capital Markets as “Lead Arranger” (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 5, 2012 and incorporated by reference herein)

21*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	First Amendment to Amended and Restated Senior Revolving Credit Agreement dated June 30, 2011 (previously filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q on August 8, 2011 and incorporated by reference herein)

101***	The following materials from Terreno Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements and (vi) Schedule III-Real Estate Investments and Accumulated Depreciation.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
+	Exhibit is a management contract or compensatory plan or arrangement.