Form 10-Q
period 2012-03-31
Terreno Realty Corp
filed 2012-05-07
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The registrant had 13,413,473 shares of its common stock, $0.01 par value per share, outstanding as of May 7, 2012.

Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate
Land	$135,412	$133,464
Buildings and improvements	122,902	116,287
Intangible assets	15,157	14,833

Total investments in properties	273,471	264,584
Accumulated depreciation and amortization	(8,811)	(7,063)

Net investments in properties	264,660	257,521
Cash and cash equivalents	16,778	3,249
Restricted cash	2,185	2,139
Deferred financing costs, net	1,542	770
Other assets, net	4,964	3,370

Total assets	$290,129	$267,049

LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$41,000
Term loan payable	10,050	20,050
Mortgage loans payable	58,021	38,265
Security deposits	1,946	1,772
Intangible liabilities, net	841	913
Accounts payable and other liabilities	7,013	6,038

Total liabilities	77,871	108,038
Commitments and contingencies (Note 8)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock: $0.01 par value, 400,000,000 shares authorized, and 13,413,473 and 9,308,670 shares issued and outstanding, respectively	132	91
Additional paid-in capital	221,512	168,039
Accumulated deficit	(9,386)	(9,119)

Total stockholders’ equity	212,258	159,011

Total liabilities and equity	$290,129	$267,049

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

REVENUES
Rental revenues	$5,306	$2,583
Tenant expense reimbursements	1,300	787

Total revenues	6,606	3,370

COSTS AND EXPENSES
Property operating expenses	1,908	1,463
Depreciation and amortization	1,825	959
General and administrative	1,415	1,608
Acquisition costs	714	282

Total costs and expenses	5,862	4,312

OTHER INCOME (EXPENSE)
Interest and other income	1	4
Interest expense, including amortization	(1,012)	(368)

Total other income and expenses	(1,011)	(364)

Net and comprehensive loss available to common stockholders	$(267)	$(1,306)

Basic and Diluted net loss available to common stockholders per share	$(0.02)	$(0.14)

Basic and Diluted Weighted Average Common Shares Outstanding	12,686,573	9,132,766

Dividends Declared per Common Share	$0.10	$0.10

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

	Common Stock		Additional Paid-	Accumulated
	Number of Shares	Amount	in Capital	Deficit	Total
Balance as of December 31, 2011	9,308,670	$91	$168,039	$(9,119)	$159,011
Net and comprehensive loss	—	—	—	(267)	(267)
Issuance of common stock, net of issuance costs of $305	4,061,853	41	54,708	—	54,749
Repurchase of common stock	(4,586)	—	(79)	—	(79)
Issuance of restricted stock	47,536	—	—	—	—
Stock-based compensation	—	—	170	—	170
Dividends	—	—	(1,326)	—	(1,326)

Balance as of March 31, 2012	13,413,473	$132	$221,512	$(9,386)	$212,258

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net and comprehensive loss	$(267)	$(1,306)

Adjustments to reconcile net and comprehensive loss to net cash provided by (used in) operating activities
Straight-line rents	(892)	(310)
Amortization of lease intangibles	90	116
Depreciation and amortization	1,825	959
Deferred financing cost and mortgage premium amortization	135	49
Stock-based compensation	101	351
Changes in assets and liabilities
Other assets	(121)	(593)
Accounts payable and other liabilities	(135)	280

Net cash provided by (used in) operating activities	736	(454)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(46)	(21)
Cash paid for property acquisitions	(6,085)	(5,821)
Cash paid for deposits on property acquisitions	(200)	(2,000)
Additions to buildings and improvements	(2,937)	(842)

Net cash used in investing activities	(9,268)	(8,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	55,013	—
Issuance costs on issuance of common stock	(294)	—
Repurchase of common stock	(79)	—
Payments on credit facility	(41,000)	—
Payments on term loan payable	(10,000)	—
Borrowings on mortgage loans payable	20,100	—
Payments on mortgage loans payable	(301)	(166)
Payment of deferred financing costs	(447)	(2)
Dividends paid to common stockholders	(931)	—

Net cash provided by (used in) financing activities	22,061	(168)

Net increase (decrease) in cash and cash equivalents	13,529	(9,306)
Cash and cash equivalents at beginning of period	3,249	57,253

Cash and cash equivalents at end of period	$16,778	$47,947

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,063	$284
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	2,304	1,212

Reconciliation of cash paid for property acquisitions
Acquisition of properties	$6,100	$5,800
Assumption of other assets and liabilities	(15)	21

Net cash paid for property acquisitions	$6,085	$5,821

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate located in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of March 31, 2012, the Company owned 48 buildings aggregating approximately 3.5 million square feet.

The Company commenced operations upon completion of an initial public offering (“IPO”) of 8,750,000 shares of its common stock at a price of $20.00 per share and a concurrent private placement of 350,000 shares of common stock at a price of $20.00 per share on February 16, 2010. The net proceeds of the IPO and the concurrent private placement were approximately $169.8 million. Prior to the completion of its IPO, the Company had no assets other than cash. On January 13, 2012, the Company completed a public follow-on offering of 4,000,000 shares of its common stock at a price per share of $14.25. On February 13, 2012, the Company sold an additional 61,853 shares of its common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the offering, after deducting the underwriting discount and estimated offering costs, were approximately $54.7 million. The Company is an internally managed Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2010.

Note 2. Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim consolidated financial statements include all of the Company and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the financial statements contained in the Company’s 2011 Annual Report on Form 10-K and the notes thereto, which was filed with the Securities and Exchange Commission on February 22, 2012.

Use of Estimates. The preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

Impairment. Carrying values for financial reporting purposes will be reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use, can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value will be measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings will be recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment will be determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates will represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded for the three months ended March 31, 2012 and 2011.

Property Acquisitions. Upon acquisition of a property, which are accounted for as business combinations, the Company estimates the fair value of acquired tangible assets (consisting generally of land, buildings and improvements) and intangible assets and liabilities (consisting generally of the above and below market leases and the origination value of all in-place leases). The Company determines fair values using replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition. Acquisition-related costs associated with business combinations are expensed as incurred.

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases when there is not a bargain renewal option. The capitalized values of above market leases and below market leases are amortized to rental revenue over the remaining term of the respective leases. The total net impact to rental revenues due to the amortization of above and below market leases was a decrease of approximately $90,000 and $116,000, respectively, for the three months ended March 31, 2012 and 2011. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. As of March 31, 2012, the Company had attributed approximately $2.3 million, $1.2 million, and $12.9 million to above market leases, below market leases and in-place leases, respectively. As of December 31, 2011, the Company had attributed approximately $2.3 million, $1.2 million, and $12.5 million to above market leases, below market leases and in-place leases, respectively. These amounts are included in intangible assets and liabilities in the accompanying consolidated balance sheets. As of March 31, 2012, the Company had recorded net accumulated amortization of approximately $5.5 million and $0.4 million, respectively, related to these intangible assets and liabilities. As of December 31, 2011, the Company had recorded net accumulated amortization of approximately $4.5 million and $0.3 million, respectively, related to these intangible assets and liabilities. As of March 31, 2012, the remaining weighted average lease term related to these intangible assets and liabilities is 5.2 years.

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

Tenant expense reimbursement income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as revenues during the same period the related expenses are incurred.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. As of March 31, 2012 and December 31, 2011, deferred financing costs were $1.5 million and $0.8 million, respectively, net of accumulated amortization.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of both March 31, 2012 and December 31, 2011, the net unamortized mortgage premiums were approximately $0.6 million and were included as a component of mortgage loans payable on the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of March 31, 2012, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

In addition, the Company has awarded long-term incentive target awards (the “LTIP awards”) to its executives that may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period. The amount that may be earned under the LTIP awards is variable depending on the relative total shareholder return of the Company’s stock as compared to the total shareholder return of the MSCI U.S. REIT Index and the FTSE NAREIT Equity Industrial Index over the pre-established performance measurement period. The Company estimates the fair value of the LTIP awards using a Monte Carlo simulation model on the date of grant and at each reporting period. The LTIP awards are recognized as compensation expense over the requisite performance period based on the fair value of the LTIP awards at the balance sheet date.

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

As of March 31, 2012 and December 31, 2011, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. As of March 31, 2012 and December 31, 2011, based on borrowing rates available to the Company, which are Level 2 inputs, the estimated fair values of the mortgage and term loans payable were approximately $68.8 million and $59.2 million, respectively.

New Accounting Standards. During the three months ended March 31, 2012, the Company adopted Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The adoption of this standard did not have any impact on the Company’s financial statements.

Segment Disclosure. ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segment. The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate are geographically diversified and the chief operating decision makers evaluate operating performance on an individual asset level. As each of the Company’s assets has similar economic characteristics, the assets have been aggregated into one reportable segment.

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

As of March 31, 2012, the Company owned six properties located in Northern New Jersey/New York City, which accounted for approximately 44.9% of its annualized base rent, which is based on contractual base rent from leases in effect as of March 31, 2012, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had ten tenants that accounted for approximately 56.7% of the rental revenues for the three months ended March 31, 2012.

Note 4. Investments in Real Estate. During the three months ended March 31, 2012, the Company acquired one industrial building containing 68,989 square feet. The total aggregate initial investment was approximately $6.1 million, of which $2.0 million was recorded to land, $3.6 million to buildings and improvements and $0.5 million to intangible assets. The property was acquired from an unrelated third party using existing cash on hand and was accounted for as a business combination.

The Company recorded revenues and net income for the three months ended March 31, 2012 of approximately $32,000 and $24,000, respectively, related to the above acquisition.

During the three months ended March 31, 2011, the Company acquired one industrial building containing 135,000 square feet. The total aggregate initial investment was approximately $5.8 million, of which $3.2 million was recorded to land, $2.4 million to buildings and improvements and $0.2 million to intangible assets. The property was acquired from an unrelated third party using existing cash on hand and was accounted for as a business combination.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2012 and 2011 as if all of the Company’s acquisitions during 2012 occurred on January 1, 2011. The pro forma results for the three months ended March 31, 2012 and 2011 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2011, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended March 31,
	2012	2011

Total revenues	$6,768	$3,562
Net and comprehensive income (loss) available to common stockholders	569	(1,876)
Basic and Diluted net income (loss) available to common stockholders per share	$0.04	$(0.21)

Note 5. Debt. On January 19, 2012, the Company entered into a Second Amendment to Amended and Restated Senior Revolving Credit Agreement (the “Facility”) with KeyBank National Association, as administrative agent and as a lender and the other lenders thereunder, which provides for certain modifications to the $80.0 million revolving credit facility. The amount available under the Facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The amendment extended the maturity date to January 19, 2015 and provided for one 12-month extension option exercisable by the Company, subject to, among other things, there being an absence of an event of default under the Facility and to the payment of an extension fee. The amendment provides that outstanding borrowings are limited to the lesser of $80.0 million and 60% of the value of the borrowing base properties (50% prior to the amendment). Interest on the Facility will continue to generally be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 2.50% to 3.50% (3.00% to 4.25% prior to the amendment), depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires payment of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of the Facility. The unused facility fee was $68,000 and $100,000, respectively, for the three months ended March 31, 2012 and 2011. The Company guarantees the obligations of the borrower (a wholly-owned subsidiary) under the Facility. The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. As of March 31, 2012, there were no borrowings outstanding under the Facility and eleven properties were in the borrowing base. The Company was in compliance with the financial covenants at March 31, 2012 and December 31, 2011.

As of March 31, 2012 and December 31, 2011 the Company had a senior secured term loan with an outstanding balance of approximately $10.1 million and $20.1 million, respectively, that matures on February 22, 2013 (the “Term Loan”), subject to one six-month extension exercisable by the Company subject to the satisfaction of certain conditions. Interest on the Term Loan will generally be based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Term Loan. As of March 31, 2012 the applicable LIBOR margin is 3.50%. The Term Loan includes a series of financial and other covenants that are similar to the covenants in the Facility. The Company guarantees the obligations of the borrower (a wholly-owned subsidiary) under the Term Loan. The Company was in compliance with the financial covenants at March 31, 2012 and December 31, 2011.

On January 30, 2012 the Company entered into a $20.1 million non-recourse mortgage loan at a fixed annual interest rate of 3.79% that matures on February 5, 2019. The mortgage loan is secured by five of the Company’s properties. A portion of the loan proceeds was used to pay down the Term Loan. The remaining loan proceeds are being used to invest in industrial properties and for general business purposes.

The mortgage loans payable are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2015 and 2021. As of March 31, 2012, the Company had five mortgage loans payable totaling approximately $58.0 million, which bear interest at a weighted average fixed annual rate of 4.8%. As of December 31, 2011 the Company had four mortgage loans payable totaling approximately $38.3 million, which bore interest at a weighted average fixed annual interest rate of 5.4%. As of March 31, 2012 and December 31, 2011, the total net investment book value of those properties securing the debt was $117.1 million and $84.2 million, respectively.

The scheduled principal payments of the Company’s debt as of March 31, 2012 were as follows (dollars in thousands):

	Credit Facility	Term Loan Payable	Mortgage Loans Payable	Total Debt
2012 (9 months)	$—	$—	$1,120	$1,120
2013	—	10,050	1,564	11,614
2014	—	—	1,649	1,649
2015	—	—	20,785	20,785
2016	—	—	1,106	1,106
Thereafter	—	—	31,228	31,228

Subtotal	—	10,050	57,452	67,502
Unamortized net premiums	—	—	569	569

Total	$—	$10,050	$58,021	$68,071

Weighted Average Interest Rate	n/a	3.8%	4.8%	4.7%

Note 6. Stockholders’ Equity. The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. On January 13, 2012, the Company completed a public follow-on offering of 4,000,000 shares of its common stock at a price per share of $14.25 including, 93,000 shares that were sold in the offering to the Company’s executive and senior officers and members of the board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. On February 13, 2012, the Company sold an additional 61,853 shares of its common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the primary follow-on offering were approximately $54.7 million after deducting the full underwriting discount and offering costs of approximately $3.1 million. The Company used approximately $41.0 million of the net proceeds to repay outstanding borrowings under the Facility on January 13, 2012 and the remaining net proceeds are being used to invest in industrial properties and for general business purposes. As of March 31, 2012, 13,413,473 shares of common stock were issued and outstanding, including 149,995 non-vested restricted stock awards, and no shares of preferred stock were issued and outstanding.

As of March 31, 2012, there were 455,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or LTIP awards under the Company’s 2010 Equity Incentive Plan, of which 208,226 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to March 31, 2012 ranged from $14.20 to $20.00. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s stock on the date of grant. The fair value of the restricted stock that was granted during the three months ended March 31, 2012 was $0.7 million and the vesting period for the restricted stock is five years. As of March 31, 2012, the Company had approximately $2.6 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.6 years. The Company recognized compensation costs of approximately $0.2 million for both the three months ended March 31, 2012 and 2011. The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the three months ended March 31, 2012.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at beginning of period	133,526	$19.54
Granted	47,536	14.20
Forfeited	(4,586)	19.85
Vested	(26,481)	19.85

Non-vested shares outstanding at end of period	149,995	$17.55

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of March 31, 2012:

Non-vested Shares Vesting Schedule	Number of Shares
2012 (9 months)	870
2013	41,443
2014	41,443
2015	41,443
2016	15,288
Thereafter	9,508

Total Non-vested Shares	149,995

Long-Term Incentive Plan:

As of March 31, 2012, there are three performance measurement periods for the LTIP awards: February 16, 2010 to December 31, 2012, January 1, 2011 to December 31, 2013, and January 1, 2012 to December 31, 2014. The LTIP awards related to the performance measurement period from February 16, 2010 to December 31, 2011 resulted in no compensation expense as the compensation committee determined that the Company’s total shareholder return did not exceed the applicable metrics during the performance measurement period. The Company recorded compensation costs of approximately ($0.1 million) and $0.2 million, respectively, for the three months ended March 31, 2012 and 2011.

Dividends:

The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2012 and 2011:

For the Three Months Ended	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2012	$0.10	February 21, 2012	April 5, 2012	April 19, 2012
March 31, 2011	$0.10	February 17, 2011	April 5, 2011	April 19, 2011

Note 7. Net Loss Per Share. Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the three months ended March 31, 2012 and 2011 as these securities do not participate in losses.

Note 8. Commitments and Contingencies

Contractual Commitments. As of March 31, 2012, the Company had one outstanding contract with a third-party seller to acquire one industrial property consisting of approximately 66,000 square feet. Subsequent to March 31, 2012, the Company entered into two contracts with third-party sellers to acquire two industrial properties consisting of six buildings and approximately 707,000 square feet. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence, various closing conditions and the consent of the mortgage lender. The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	6	707,000	$68,500	$—
Miami	—	—	—	—
Northern New Jersey/New York	—	—	—	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Washington, D.C./Baltimore	1	66,000	6,660	3,600

Total	7	773,000	$75,160	$3,600

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, “seek”, “target”, “see”, “likely”, “position”, “opportunity” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 22, 2012 and in our other public filings;

•	our ability to identify and acquire industrial properties on terms favorable to us;

•	general volatility of the capital markets and the market price of our common stock;

•	adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;

•	our dependence on key personnel and our reliance on third parties to property manage the majority of our industrial properties;

•	our dependence upon tenants;

•	our ability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	our ability to manage our growth effectively;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs;

•	declining real estate valuations and impairment charges;

•	our expected leverage, our failure to obtain necessary outside financing, and future debt service obligations;

•	our ability to make distributions to our stockholders;

•	our failure to successfully hedge against interest rate increases;

•	our failure to successfully operate acquired properties;

•	our failure to qualify or maintain our status as a real estate investment trust, or REIT, and possible adverse changes to tax laws;

•	uninsured or underinsured losses relating to our properties;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate located in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of March 31, 2012, we owned a total of 48 buildings aggregating approximately 3.5 million square feet, which we purchased for an aggregate purchase price of approximately $259.1 million, including the assumption of mortgage loans payable of approximately $39.5 million, which includes mortgage premiums of approximately $0.8 million. As of March 31, 2012, our properties were approximately 92.9% leased to 72 tenants, the largest of which accounted for approximately 11.7% of our total annualized based rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ending December 31, 2010.

The following table summarizes by market our investments in real estate as of March 31, 2012:

Market	Number of Buildings	Rentable Square Feet	% of Total Rentable Square Feet	Occupancy Percentage as of March 31, 2012	Annualized Base Rent (000’s) [1]	Annualized Base Rent Per Occupied Square Foot	% of Total Annualized Base Rent	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)
Los Angeles	4	221,864	6.4%	100.0%	$2,337	$10.54	10.9%	6.0	$28,807
Northern New Jersey/New York	23	1,591,250	45.7%	93.2%	9,661	6.51	44.9%	4.0	121,076
San Francisco Bay Area	9	431,866	12.4%	84.4%	3,287	9.02	15.3%	4.1	41,226
Seattle	3	306,662	8.8%	100.0%	1,598	5.21	7.4%	7.1	24,023
Miami	6	630,212	18.1%	98.0%	3,143	5.09	14.6%	8.6	38,322
Washington, D.C./Baltimore	3	302,734	8.6%	80.2%	1,488	6.13	6.9%	6.7	20,017

Total/Weighted Average	48	3,484,588	100.0%	92.9%	$21,514	$6.65	100.0%	5.5	$273,471

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2012, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2012, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three months ended March 31, 2012 (dollars in thousands):

Building improvements	$1,421
Tenant improvements	580
Leasing commissions	853

Total capital expenditures	$2,854

Our top ten tenants as of March 31, 2012 are as follows:

	Tenant	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	YRC Worldwide	3	182,803	5.2%	$2,511	11.7%
2	H.D. Smith Wholesale Drug Company	1	211,418	6.1%	1,949	9.1%
3	Home Depot	1	413,092	11.8%	1,889	8.8%
4	Precision Custom Coatings	1	208,000	6.0%	1,637	7.6%
5	Miami International Freight Solutions	1	166,220	4.8%	956	4.4%
6	Banah International Group	1	301,983	8.6%	906	4.2%
7	FedEx Corporation	1	72,808	2.1%	852	4.0%
8	Maines Paper & Food Service	1	98,745	2.8%	636	3.0%
9	International Paper Company	1	137,872	4.0%	634	2.9%
10	Duro Bag Manufacturing Company	1	120,948	3.5%	615	2.8%

	Total	12	1,913,889	54.9%	$12,585	58.5%

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2012, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place at March 31, 2012, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet [1]	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1,2]	% of Total Annualized Base Rent [1]
2012 (9 months)	116,604	3.3%	$948	3.8%
2013	766,113	22.0%	4,265	17.0%
2014	287,887	8.3%	2,360	9.4%
2015	199,206	5.7%	1,778	7.1%
2016	128,423	3.7%	986	3.9%
2017+	1,738,185	49.9%	14,758	58.8%

Total	3,236,418	92.9%	$25,095	100.0%

[1]	Includes leases that expire on or after March 31, 2012 and month-to-month leases totaling 9,792 square feet.
[2]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of March 31, 2012, multiplied by 12.

Recent Developments

Acquisition Activity

During the three months ended March 31, 2012, we acquired one industrial building containing approximately 68,989 square feet for a total purchase price of approximately $6.1 million. The property was acquired from an unrelated third party using existing cash on hand. The following table sets forth the wholly-owned industrial property we acquired during the three months ended March 31, 2012:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)
Global Plaza	Sterling, VA	March 16, 2012	1	68,989	$6,100

Public Follow-on Offering

On January 13, 2012, we completed a public follow-on offering of 4,000,000 shares of our common stock at a price per share of $14.25, including 93,000 shares that were sold in the offering to our executive and senior officers and members of our board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. On February 13, 2012, we sold an additional 61,853 shares of our common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the offering were approximately $54.7 million after deducting the underwriting discount and offering costs of approximately $3.1 million. We used approximately $41.0 million of the net proceeds to repay outstanding borrowings under our senior revolving credit facility and the remaining net proceeds are being used to invest in industrial properties and for general business purposes.

Amendments to Our Senior Revolving Credit Facility

On January 19, 2012, we entered into a Second Amendment to Amended and Restated Senior Revolving Credit Agreement (the “Facility”) with KeyBank National Association, as the administrative agent and as a lender and the other lenders thereunder, which provides for certain modifications to our $80.0 million revolving credit facility. The amendment extends the maturity date to January 19, 2015 and provides for one 12-month extension option exercisable by us, subject to, among other things, there being an absence of an event of default under the Facility and to our payment of an extension fee. The amendment provides that outstanding borrowings are limited to the lesser of $80.0 million and 60% of the value of the borrowing base properties (50% prior to the amendment). Interest on the Facility will continue to generally be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 2.50% to 3.50% (3.00% to 4.25% prior to the amendment) depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires payment of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of the Facility. We guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Facility.

Secured Financing

On January 30, 2012 we entered into a $20.1 million non-recourse mortgage loan at a fixed annual interest rate of 3.79% that matures on February 5, 2019. The mortgage loan is secured by five of our properties aggregating approximately 442,000 square feet. A portion of the loan proceeds was used to pay down our senior secured term loan (the “Term Loan”). The remaining loan proceeds are being used to invest in industrial properties and for general business purposes.

Distribution Activity

The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2012:

For the Three Months Ended	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2012	$0.10	February 21, 2012	April 5, 2012	April 19, 2012

On May 4, 2012, our board of directors authorized us to declare a cash dividend in the amount of $0.12 per share of our common stock payable on July 23, 2012 to the stockholders of record as of the close of business on July 9, 2012.

Contractual Commitments

Subsequent to March 31, 2012, we entered into two contracts with third-party sellers to acquire two industrial properties as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence, various closing conditions and the consent of the mortgage lender.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain expenses that we have incurred and that we pass through to the individual tenants.

Our primary cash expenses consist of our property operating expenses, which include: real estate taxes; repairs and maintenance; management expenses; insurance; utilities; general and administrative expenses, which include compensation costs, office expenses, professional fees and other administrative expenses; acquisition costs, which include third-party costs paid to brokers and consultants; and interest expense, primarily on mortgage loans, term loans and the Facility.

Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions at various times during the course of such periods. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition.

The analysis of our results below includes the changes attributable to same store properties. The same store pool includes all properties that were owned as of December 31, 2010. As of March 31, 2012, the same store pool consisted of 12 properties aggregating approximately 2.4 million square feet. As of March 31, 2012, the non-same store properties that we acquired during the course of 2011 and 2012 consisted of 13 properties aggregating approximately 1.1 million square feet.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended 2011:

	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$3,070	$2,583	$487	18.9%
2011 and 2012 Acquisitions	2,236	—	2,236	n/a

Total rental revenues	5,306	2,583	2,723	105.4%
Tenant expense reimbursements
Same store	755	787	(32)	(4.1)%
2011 and 2012 Acquisitions	545	—	545	n/a

Total tenant expense reimbursements	1,300	787	513	65.2%

Total revenues	6,606	3,370	3,236	96.0%

Property operating expenses
Same store	1,314	1,447	(133)	(9.2)%
2011 and 2012 Acquisitions	594	16	578	3612.5%

Total property operating expenses	1,908	1,463	445	30.4%

Net operating income (1)
Same store	2,511	1,923	588	30.6%
2011 and 2012 Acquisitions	2,187	(16)	2,203	n/a

Total net operating income	$4,698	$1,907	$2,791	146.4%

Other costs and expenses
Depreciation and amortization	1,825	959	866	90.3%
General and administrative	1,415	1,608	(193)	(12.)%
Acquisition costs	714	282	432	153.2%

Total other costs and expenses	3,954	2,849	1,105	38.8%

Other Income (Expense)
Interest and other income	1	4	(3)	(75.)%
Interest expense, including amortization	(1,012)	(368)	(644)	175.0%

Total other income and expenses	(1,011)	(364)	(647)	177.7%

Net and comprehensive loss available to common stockholders	$(267)	$(1,306)	$1,039	(79.6)%

[1]

Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of net operating income and same store net operating income from net and comprehensive loss available to common stockholders and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $3.2 million for the three months ended March 31, 2012 compared to the same period from the prior year. Approximately $0.5 million of this increase is from same store revenues mainly due to increased occupancy, as same store consolidated occupancy at quarter end increased to 92.0% in the first quarter of 2012 as compared to 68.8% from the same period in 2011. The remaining increase in total revenues is due to property acquisitions during 2011 and 2012. For the quarter ended March 31, 2012, approximately $0.7 million was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $0.4 million during the three months ended March 31, 2012 compared to the same period from the prior year. The increase in total property operating expenses was due to an increase of approximately $0.6 million attributable to property acquisitions during 2011 and 2012, which was partially offset by a decrease in same store property operating expenses of approximately $0.1 million. The decrease in same store property operating expenses was primarily due to a decrease in snow removal expenses from the prior year period.

Depreciation and amortization. Depreciation and amortization increased approximately $0.9 million during the three months ended March 31, 2012 compared to the same period from the prior year due to property acquisitions during 2011 and 2012.

General and administrative expenses. General and administrative expenses decreased approximately $0.2 million for the three months ended March 31, 2012 compared to the same period from the prior year due primarily to a decrease in LTIP award stock compensation expense.

Acquisition costs. Acquisition costs increased by approximately $0.4 million from the prior year period due to increased legal expenses incurred in connection with property acquisitions during the three months ended March 31, 2012 as compared to the same period in the prior year.

Interest expense, including amortization. Interest expense increased approximately $0.6 million for the three months ended March 31, 2012 compared to the same period from the prior year due primarily to the assumption and origination of mortgage loans payable during 2011 and 2012, as well as borrowings on the Facility and Term Loan.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the Facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. For the three months ended March 31, 2012, our net cash flow from operating activities did not cover our dividend. In the near-term, we intend to fund future investments in properties with term loans, mortgages and borrowings under our Facility. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through borrowings under our Facility, periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt, and, in the future, with proceeds from the disposition of properties. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our Facility and to access additional capital through issuances of equity and debt securities.

On January 13, 2012, we completed a public follow-on offering of 4,000,000 shares of our common stock at a price per share of $14.25. On February 13, 2012, we sold an additional 61,853 shares of our common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the offering, after deducting the underwriting discount and estimated offering costs, were approximately $54.7 million. We used approximately $41.0 million of the net proceeds to repay outstanding borrowings under our Facility on January 13, 2012 and the remaining net proceeds are being used to invest in industrial properties and for general business purposes.

As of March 31, 2012, our market equity capitalization was as follows:

Market Equity Capitalization as of March 31, 2012
Security	Shares Outstanding[1]	Market Price [2]	Market Value
Common Stock	13,413,473	$14.31	$191,946,799

[1]	Includes 149,995 shares of unvested restricted stock
[2]	Closing price of our shares of common stock on the New York Stock Exchange on March 31, 2012 in dollars per share

We have an $80.0 million Facility. The amount available under our Facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. On January 19, 2012, we entered into an amendment to the Facility, which (i) extends the maturity date of our Facility to January 19, 2015 and provides for one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default under the Facility and to our payment of an extension fee, (ii) modifies the applicable LIBOR margin to range from 2.50% to 3.50% depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value, (iii) provides that outstanding borrowings under our Facility are limited to the lesser of $80.0 million or 60% of the value of the borrowing base properties and (iv) provides that we pay an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of the Facility. Our unused facility fee was $68,000 and $100,000, respectively, for the three months ended March 31, 2012 and 2011. Our Facility includes a series of financial and other covenants requiring, among other things, the maintenance of maximum leverage ratios and minimum fixed coverage ratios that we must comply with in order to borrow under the Facility. We guarantee the obligations of the borrower (a wholly-owned subsidiary) under our Facility. See “Recent Developments-Amendments to Our Senior Revolving Credit Facility” in this Quarterly Report on Form 10-Q for additional information regarding the amendments to our Facility. As of March 31, 2012, there were no borrowings outstanding and eleven properties were in the borrowing base under our Facility. We were in compliance with our financial covenants under the Facility at March 31, 2012 and December 31, 2011.

In addition, we have a Term Loan with an outstanding balance of approximately $10.1 million as of March 31, 2012 that matures on February 22, 2013, subject to one six-month extension exercisable by us subject to certain conditions. Interest on the Term Loan will generally be based upon, at our option, either (i) LIBOR plus 3.50% or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus 3.50% for LIBOR rate loans under the Term Loan. The Term Loan includes a series of financial and other covenants that are similar to the covenants in the Facility. We guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Term Loan. We were in compliance with its financial covenants at March 31, 2012 and December 31, 2011.

As of March 31, 2012 and December 31, 2011, we had outstanding mortgage loans payable of approximately $58.0 million and $38.3 million, respectively, and held cash and cash equivalents totaling approximately $16.8 million and $3.2 million, respectively.

The following table summarizes our debt maturities, principal payments, capitalization ratios, EBITDA, Adjusted EBITDA, interest coverage and debt ratios as of and for the three months ended March 31, 2012 (dollars in thousands):

	Credit Facility	Term Loan Payable	Mortgage Loans Payable	Total Debt
2012 (9 months)	$—	$—	$1,120	$1,120
2013	—	10,050	1,564	11,614
2014	—	—	1,649	1,649
2015	—	—	20,785	20,785
2016	—	—	1,106	1,106
Thereafter	—	—	31,228	31,228

Subtotal	—	10,050	57,452	67,502
Unamortized net premiums	—	—	569	569

Total	$—	$10,050	$58,021	$68,071

Weighted Average Interest Rate	n/a	3.8%	4.8%	4.7%

Total Debt-to-Total Investments in Properties [1]				24.9%

Total Debt-to-Total Market Capitalization [2]				26.2%

Floating Rate Debt as a % of Total Debt				14.8%

EBITDA [3]				$2,570

Adjusted EBITDA [4]				$3,385

Interest Coverage [5]				3.3	x

Total Debt-to-Adjusted EBITDA [6]				5.0	x

Weighted Average Maturity (years)				5.4

[1]	Total debt-to-total investments in properties is calculated as total debt, including premiums, divided by total investments in properties as of March 31, 2012.
[2]	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by market equity capitalization plus total debt, including premiums, as of March 31, 2012.
[3]

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three months ended March 31, 2012. EBITDA for such period includes acquisition costs of approximately $0.7 million. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of EBITDA from net and comprehensive loss available to common stockholders and a discussion of why we believe EBITDA is a useful supplemental measure of our operating performance.

[4]

Earnings before interest, taxes, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the three months ended March 31, 2012. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net and comprehensive loss available to common stockholders and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[5]

Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net and comprehensive loss available to common stockholders and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[6]

Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net and comprehensive loss available to common stockholders and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2012 and 2011:

For the Three Months Ended	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2012	$0.10	February 21, 2012	April 5, 2012	April 19, 2012
March 31, 2011	$0.10	February 17, 2011	April 5, 2011	April 19, 2011

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage and term loans payable and draws on our Facility. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs and corporate overhead costs.

Cash From Operating Activities. Net cash provided by (used in) operating activities totaled approximately $0.7 million for the three months ended March 31, 2012 compared to approximately ($0.5 million) for the three months ended March 31, 2011. This increase in cash provided by operating activities is attributable to leasing and higher cash flows from property acquisitions during 2011 and 2012.

Cash From Investing Activities. Net cash used in investing activities was $9.3 million and $8.7 million, respectively, for the three months ended March 31, 2012 and 2011, which consists primarily of property acquisitions of $6.1 million and $5.8 million, respectively.

Cash From Financing Activities. Net cash provided by (used in) financing activities was $22.1 million and ($0.2 million), respectively, for the three months ended March 31, 2012 and 2011, which consists primarily of $54.7 million in proceeds, net of issuance costs paid of approximately $0.3 million and borrowings on mortgage loans payable of $20.1 million, less payments on the Facility and Term Loan of approximately $51.0 million for the three months ended March 31, 2012 and scheduled debt principal payments for the three months ended March 31, 2011.

Critical Accounting Policies

A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

As of May 7, 2012, we had three outstanding contracts with third-party sellers to acquire three industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence, various closing conditions and the consent of the mortgage lender. The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	6	707,000	$68,500	$—
Miami	—	—	—	—
Northern New Jersey/New York	—	—	—	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Washington, D.C./Baltimore	1	66,000	6,660	3,600

Total	7	773,000	$75,160	$3,600

The following table summarizes our contractual obligations due by period as of March 31, 2012 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$11,563	$3,274	$21,718	$30,947	$67,502
Debt Interest Payments	3,000	5,204	3,535	3,982	15,721
Purchase Obligations	75,160	—	—	—	75,160

Total	$89,723	$8,478	$25,253	$34,929	$158,383

Non-GAAP Financial Measures

We use the following non-GAAP financial measures that we believe are useful to investors as a key supplemental measure of our operating performance: funds from operations, or FFO, EBITDA, Adjusted EBITDA, net operating income, or NOI, and same store NOI. FFO, EBITDA, Adjusted EBITDA, NOI and same store NOI should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. Further, our computation of FFO, EBITDA, Adjusted EBITDA, NOI and same store NOI may not be comparable to FFO, EBITDA, Adjusted EBITDA, NOI and same store NOI reported by other companies.

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

The following table reflects the calculation of FFO reconciled from net and comprehensive loss available to common stockholders for the three months ended March 31, 2012 and 2011 (dollars in thousands except per share data):

	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change

Net and comprehensive loss available to common stockholders (1)	$(267)	$(1,306)	$1,039	(79.6)%
Depreciation and amortization
Total depreciation and amortization	1,825	959	866	90.3%
Non-real estate depreciation	(29)	(23)	(6)	26.1%

Funds from operations	$1,529	$(370)	$1,899	n/a

Basic and diluted FFO per common share	$0.12	$(0.04)	$0.16	n/a

Weighted average basic and diluted common shares	12,686,573	9,132,766

[1]	Includes expensed acquisition costs of $0.7 million and $0.3 million, respectively.

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

The following table reflects the calculation of EBITDA and Adjusted EBITDA reconciled from net and comprehensive loss available to common stockholders for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change

Net and comprehensive loss available to common stockholders (1)	$(267)	$(1,306)	$1,039	(79.6)%
Depreciation and amortization	1,825	959	866	90.3%
Interest expense, including amortization	1,012	368	644	175.0%

EBITDA	$2,570	$21	$2,549	12138.1%

Stock-based compensation	101	351	(250)	(71.2)%
Acquisition costs	714	282	432	153.2%

Adjusted EBITDA	$3,385	$654	$2,731	417.6%

[1]	Includes expensed acquisition costs of $0.7 million and $0.3 million, respectively.

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of December 31, 2010. As of March 31, 2012, the same store pool consisted of 12 properties aggregating approximately 2.4 million square feet. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding our operating performance because the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net and comprehensive loss available to common stockholders for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change

Net and comprehensive loss available to common stockholders (1)	$(267)	$(1,306)	$1,039	(79.6)%
Depreciation and amortization	1,825	959	866	90.3%
General and administrative	1,415	1,608	(193)	(12.)%
Acquisition costs	714	282	432	153.2%
Total other income and expenses	1,011	364	647	177.7%

Net operating income	4,698	1,907	2,791	146.4%
Less non same store NOI	(2,187)	16	(2,203)	n/a

Same store NOI	$2,511	$1,923	$588	30.6%

Less straight-line rents and amortization of lease intangibles (2)	(577)	(194)	(383)	197.4%

Cash-basis same store NOI	$1,934	$1,729	$205	11.9%

[1]	Includes expensed acquisition costs of $0.7 million and $0.3 million, respectively.
[2]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

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

As of March 31, 2012, we had no borrowings outstanding under our Facility and $10.1 million under our Term Loan. Amounts borrowed under Term Loan bear interest at variable rates based on LIBOR plus an applicable LIBOR margin, which interest rate was 3.50% as of March 31, 2012. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $25,000 annually on the total of the outstanding balances on our Facility and Term Loan as of March 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) Not Applicable.

(b) Not Applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
January 1, 2012 - January 31, 2012	—		$—	N/A	N/A
February 1, 2012 - February 29, 2012	3,914	(1)	14.20	N/A	N/A
March 1, 2012 - March 31, 2012	672	(1)	14.14	N/A	N/A

	4,586		$14.19	N/A	N/A

(1)	Represents shares of Common Stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 7, 2012.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 7, 2012.

32.1**	18 U.S.C. § 1350 Certification dated May 7, 2012.

32.2**	18 U.S.C. § 1350 Certification dated May 7, 2012.

101***	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

May 7, 2012	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

May 7, 2012	By:	/s/ Michael A. Coke
Michael A. Coke
President and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 7, 2012.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 7, 2012.

32.1**	18 U.S.C. § 1350 Certification dated May 7, 2012.

32.2**	18 U.S.C. § 1350 Certification dated May 7, 2012.

101***	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.