Form 10-Q
period 2012-06-30
Terreno Realty Corp
filed 2012-08-07
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-34603

Terreno Realty Corporation

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1262675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 Montgomery Street, Suite 200 San Francisco, CA	94104
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 13,434,889 shares of its common stock, $0.01 par value per share, outstanding as of August 7, 2012.

Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate
Land	$170,687	$133,464
Buildings and improvements	156,420	116,287
Intangible assets	17,913	14,833

Total investments in properties	345,020	264,584
Accumulated depreciation and amortization	(10,818)	(7,063)

Net investments in properties	334,202	257,521
Cash and cash equivalents	4,705	3,249
Restricted cash	4,332	2,139
Deferred financing costs, net	1,956	770
Other assets, net	6,239	3,370

Total assets	$351,434	$267,049

LIABILITIES AND EQUITY
Liabilities
Credit facility	$22,000	$41,000
Term loan payable	10,050	20,050
Mortgage loans payable	97,391	38,265
Security deposits	2,268	1,772
Intangible liabilities, net	965	913
Accounts payable and other liabilities	7,382	6,038

Total liabilities	140,056	108,038
Commitments and contingencies (Note 8)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock: $0.01 par value, 400,000,000 shares authorized, and 13,434,889 and 9,308,670 shares issued and outstanding, respectively	133	91
Additional paid-in capital	220,374	168,039
Accumulated deficit	(9,129)	(9,119)

Total stockholders' equity	211,378	159,011

Total liabilities and equity	$351,434	$267,049

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Rental revenues	$6,051	$2,919	$11,357	$5,502
Tenant expense reimbursements	1,548	847	2,848	1,634

Total revenues	7,599	3,766	14,205	7,136

COSTS AND EXPENSES
Property operating expenses	2,100	1,488	4,008	2,951
Depreciation and amortization	1,918	1,042	3,743	2,001
General and administrative	1,886	1,480	3,301	3,088
Acquisition costs	324	1,256	1,038	1,538

Total costs and expenses	6,228	5,266	12,090	9,578

OTHER INCOME (EXPENSE)
Interest and other income	2	3	3	7
Interest expense, including amortization	(1,116)	(464)	(2,128)	(832)

Total other income and expenses	(1,114)	(461)	(2,125)	(825)

Net and comprehensive income (loss)	257	(1,961)	(10)	(3,267)
Allocation to participating securities	(2)	—	—	—

Net and comprehensive income (loss) available to common stockholders	$255	$(1,961)	$(10)	$(3,267)

Basic and Diluted net income (loss) available to common stockholders per share	$0.02	$(0.21)	$(0.00)	$(0.36)

Basic and Diluted Weighted Average Common Shares Outstanding	13,276,892	9,164,741	12,983,363	9,148,890

Dividends Declared per Common Share	$0.12	$0.10	$0.22	$0.20

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

	Common Stock		Additional Paid-	Accumulated
	Number of Shares	Amount	in Capital	Deficit	Total
Balance as of December 31, 2011	9,308,670	$91	$168,039	$(9,119)	$159,011
Net and comprehensive loss	—	—	—	(10)	(10)
Issuance of common stock, net of issuance costs of $305	4,083,269	42	55,007	—	55,049
Repurchase of common stock	(4,586)	—	(79)	—	(79)
Issuance of restricted stock	47,536	—	—	—	—
Stock-based compensation	—	—	360	—	360
Dividends	—	—	(2,953)	—	(2,953)

Balance as of June 30, 2012	13,434,889	$133	$220,374	$(9,129)	$211,378

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10)	$(3,267)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Straight-line rents	(2,080)	(807)
Amortization of lease intangibles	169	253
Depreciation and amortization	3,743	2,001
Deferred financing cost and mortgage premium amortization	273	100
Stock-based compensation	701	818
Changes in assets and liabilities
Other assets	(812)	(1,042)
Accounts payable and other liabilities	1,271	474

Net cash provided by (used in) operating activities	3,255	(1,470)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	7	(43)
Cash paid for property acquisitions	(74,278)	(46,968)
Cash paid for deposits on property acquisitions	(2,400)	(250)
Additions to buildings and improvements	(6,653)	(2,155)

Net cash used in investing activities	(83,324)	(49,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	55,013	—
Issuance costs on issuance of common stock	(294)	—
Repurchase of common stock	(79)	—
Borrowings on credit facility	60,000	6,000
Payments on credit facility	(79,000)	—
Payments on term loan payable	(10,000)	—
Borrowings on mortgage loans payable	59,880	—
Payments on mortgage loans payable	(670)	(357)
Payment of deferred financing costs	(1,053)	(2)
Payment of deferred underwriting fee	—	(7,000)
Dividends paid to common stockholders	(2,272)	(929)

Net cash provided by (used in) financing activities	81,525	(2,288)

Net increase (decrease) in cash and cash equivalents	1,456	(53,174)
Cash and cash equivalents at beginning of period	3,249	57,253

Cash and cash equivalents at end of period	$4,705	$4,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,835	$628
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	1,992	416

Reconciliation of cash paid for property acquisitions
Acquisition of properties	$74,819	$61,725
Assumption of mortgage loans payable	—	$(14,768)
Assumption of other assets and liabilities	(541)	11

Net cash paid for property acquisitions	$74,278	$46,968

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate located in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of June 30, 2012, the Company owned 54 buildings aggregating approximately 4.2 million square feet.

The Company commenced operations upon completion of an initial public offering (“IPO”) of 8,750,000 shares of its common stock at a price of $20.00 per share and a concurrent private placement of 350,000 shares of common stock purchased by the Company’s executive management at a price of $20.00 per share on February 16, 2010. The net proceeds of the IPO and the concurrent private placement were approximately $169.8 million. Prior to the completion of its IPO, the Company had no assets other than cash. On January 13, 2012, the Company completed a public follow-on offering of 4,000,000 shares of its common stock at a price per share of $14.25. On February 13, 2012, the Company sold an additional 61,853 shares of its common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the offering, after deducting the underwriting discount and estimated offering costs, were approximately $54.7 million. The Company is an internally managed Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2010.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded for the three and six months ended June 30, 2012 and 2011.

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

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases when there is not a bargain renewal option. The capitalized values of above market leases and below market leases are amortized to rental revenue over the remaining term of the respective leases. The total net impact to rental revenues due to the amortization of above and below market leases was a decrease of approximately $79,000 and $138,000, respectively, for the three months ended June 30, 2012 and 2011, and $169,000 and $253,000, respectively, for the six months ended June 30, 2012 and 2011. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. As of June 30, 2012, the Company had attributed approximately $2.7 million, $1.4 million, and $15.2 million to above market leases, below market leases and in-place leases, respectively. As of December 31, 2011, the Company had attributed approximately $2.3 million, $1.2 million, and $12.5 million to above market leases, below market leases and in-place leases, respectively. These amounts are included in intangible assets and liabilities in the accompanying consolidated balance sheets. As of June 30, 2012, the Company had recorded net accumulated amortization of approximately $6.5 million and $0.4 million, respectively, related to these intangible assets and liabilities. As of December 31, 2011, the Company had recorded net accumulated amortization of approximately $4.5 million and $0.3 million, respectively, related to these intangible assets and liabilities. As of June 30, 2012, the remaining weighted average lease term related to these intangible assets and liabilities is 4.6 years.

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

Restricted Cash. Restricted cash includes cash held in escrow in connection with property acquisitions and reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage loan obligations.

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

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. As of June 30, 2012 and December 31, 2011, deferred financing costs were $2.0 million and $0.8 million, respectively, net of accumulated amortization.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of June 30, 2012 and December 31, 2011, the net unamortized mortgage premiums were approximately $0.5 million and $0.6 million, respectively, and were included as a component of mortgage loans payable on the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of June 30, 2012, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

In addition, the Company has awarded long-term incentive target awards (the “LTIP awards”) to its executives that may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period. The amount that may be earned under the LTIP awards is variable depending on the relative total shareholder return of the Company’s common stock as compared to the total shareholder return of the MSCI U.S. REIT Index and the FTSE NAREIT Equity Industrial Index over the pre-established performance measurement period. The Company estimates the fair value of the LTIP awards using a Monte Carlo simulation model on the date of grant and at each reporting period. The LTIP awards are recognized as compensation expense over the requisite performance period based on the fair value of the LTIP awards at the balance sheet date.

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

As of June 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. As of June 30, 2012 and December 31, 2011, based on borrowing rates available to the Company, which are Level 2 inputs, the estimated fair values of the mortgage and term loans payable were approximately $111.0 million and $59.2 million, respectively.

New Accounting Standards. During the six months ended June 30, 2012, the Company adopted Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The adoption of this standard did not have any impact on the Company’s financial statements.

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

As of June 30, 2012, the Company owned six properties located in Northern New Jersey/New York City, which accounted for approximately 38.7% of its annualized base rent, which is based on contractual base rent from leases in effect as of June 30, 2012, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had ten tenants that accounted for approximately 56.1% of the rental revenues for the six months ended June 30, 2012.

Note 4. Investments in Real Estate. During the three months ended June 30, 2012, the Company acquired six industrial buildings containing 706,909 square feet. The total aggregate initial investment was approximately $68.7 million, of which $35.3 million was recorded to land, $30.6 million to buildings and improvements, $2.8 million to intangible assets and $0.2 million to intangible liabilities. These assets and liabilities were recorded at fair value, which uses Level 3 inputs. The properties were acquired from unrelated third parties using existing cash on hand and borrowings on the Company’s credit facility and were accounted for as business combinations.

The Company recorded revenues and net income for the three months ended June 30, 2012 of approximately $0.6 million and $0.2 million, respectively, related to the above acquisitions.

During the six months ended June 30, 2012, the Company acquired seven industrial buildings containing 775,898 square feet. The total aggregate initial investment was approximately $74.8 million, of which $37.2 million was recorded to land, $34.3 million to buildings and improvements, $3.3 million to intangible assets and $0.2 million to intangible liabilities. These assets and liabilities were recorded at fair value, which uses Level 3 inputs. The properties were acquired from unrelated third parties using existing cash on hand and borrowings on the credit facility and were accounted for as business combinations.

The Company recorded revenues and net income for the six months ended June 30, 2012 of approximately $0.6 million and $0.2 million, respectively, related to the above acquisitions.

During the three months ended June 30, 2011, the Company acquired five industrial buildings containing 400,078 square feet. The total aggregate initial investment was approximately $55.9 million, of which $27.5 million was recorded to land, $25.8 million to buildings and improvements and $2.6 million to intangible assets. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable and borrowings on the credit facility and were accounted for as business combinations.

During the six months ended June 30, 2011, the Company acquired six industrial buildings containing 535,078 square feet. The total aggregate initial investment was approximately $61.7 million, of which $30.7 million was recorded to land, $28.1 million to buildings and improvements and $2.9 million to intangible assets. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable and borrowings on the credit facility and were accounted for as business combinations.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three and six months ended June 30, 2012 and 2011 as if all of the Company’s acquisitions during the three and six months ended June 30, 2012 and the July 3, 2012 acquisition (Note 9) occurred on January 1, 2011. The pro forma results for the three and six months ended June 30, 2012 and 2011 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2011, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$9,280	$5,934	$18,086	$11,472
Net and comprehensive income (loss) available to common stockholders	1,395	(1,320)	2,854	(2,376)
Basic and Diluted net income (loss) available to common stockholders per share	$0.11	$(0.14)	$0.22	$(0.26)

Note 5. Debt. The Company has a $100.0 million revolving credit facility. On June 15, 2012, the Company entered into a Third Amendment to its Amended and Restated Senior Revolving Credit Agreement (the “Facility”) with KeyBank National Association, as administrative agent and as a lender, and PNC Bank, National Association, and Union Bank, N.A., as lenders, to increase the Facility from $80.0 million to $100.0 million by exercising the accordion feature under the Facility. The amount available under the Facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The maturity date of the Facility is January 19, 2015, with one 12-month extension option exercisable by the Company, subject to, among other things, there being an absence of an event of default under the Facility and to the payment of an extension fee. The Facility provides that outstanding borrowings are limited to the lesser of $100.0 million and 60.0% of the value of the borrowing base properties. The Facility is secured by a pledge of the equity interests in the subsidiaries that hold each of the borrowing base properties. Interest on the Facility is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50%

above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 2.50% to 3.50%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. As of June 30, 2012, the applicable LIBOR margin was 2.50%. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of the Facility. The unused facility fee was $56,000 and $101,000, respectively, for the three months ended June 30, 2012 and 2011 and $124,000 and $201,000, respectively, for the six months ended June 30, 2012 and 2011. The Company guarantees the obligations of the borrower (a wholly-owned subsidiary) under the Facility. The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. As of June 30, 2012, there were $22.0 million of borrowings outstanding under the Facility and 12 properties were in the borrowing base. As of December 31, 2011, there were $41.0 million of borrowings outstanding under the Facility. The Company was in compliance with the financial covenants under the Facility at June 30, 2012 and December 31, 2011.

As of June 30, 2012 and December 31, 2011 the Company had a senior secured term loan with an outstanding balance of approximately $10.1 million and $20.1 million, respectively, that matures on February 22, 2013 (the “Term Loan”), subject to one six-month extension exercisable by the Company subject to the satisfaction of certain conditions. Interest on the Term Loan will generally be based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Term Loan. As of June 30, 2012, the applicable LIBOR margin was 3.50%. The Term Loan includes a series of financial and other covenants that are similar to the covenants in the Facility. The Company guarantees the obligations of the borrower (a wholly-owned subsidiary) under the Term Loan. The Company was in compliance with the financial covenants under the Term Loan at June 30, 2012 and December 31, 2011.

On January 30, 2012 the Company entered into a $20.1 million non-recourse mortgage loan at a fixed annual interest rate of 3.79% that matures on February 5, 2019. The mortgage loan is secured by five of the Company’s properties. A portion of the loan proceeds was used to pay down the Term Loan. The remaining loan proceeds were used to invest in industrial properties and for general business purposes.

On June 26, 2012 the Company entered into a $39.8 million non-recourse mortgage loan at a fixed annual interest rate of 3.65% that matures on March 5, 2020. The mortgage loan is secured by three of the Company’s properties. A portion of the loan proceeds was used to pay down the Facility. The remaining loan proceeds were used to invest in industrial properties and for general business purposes.

The mortgage loans payable are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2015 and 2021. As of June 30, 2012, the Company had six mortgage loans payable totaling approximately $97.4 million, which bear interest at a weighted average fixed annual rate of 4.3%. As of December 31, 2011 the Company had four mortgage loans payable totaling approximately $38.3 million, which bore interest at a weighted average fixed annual interest rate of 5.4%. As of June 30, 2012 and December 31, 2011, the total net investment book value of the properties securing the debt was $192.9 million and $84.2 million, respectively.

The scheduled principal payments of the Company’s debt as of June 30, 2012 were as follows (dollars in thousands):

			Mortgage
	Credit	Term Loan	Loans
`	Facility	Payable	Payable	Total Debt
2012 (6 months)	$—	$—	$1,116	$1,116
2013	—	10,050	2,443	12,493
2014	—	—	2,560	2,560
2015	22,000	—	21,690	43,690
2016	—	—	2,076	2,076
Thereafter	—	—	66,979	66,979

Subtotal	22,000	10,050	96,864	128,914
Unamortized net premiums	—	—	527	527

Total	$22,000	$10,050	$97,391	$129,441

Weighted Average Interest Rate	2.8%	3.8%	4.3%	4.0%

Note 6. Stockholders’ Equity. The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. On January 13, 2012, the Company completed a public follow-on offering of 4,000,000 shares of its common stock at a price per share of $14.25 including 93,000 shares that were sold in the offering to the Company’s executive and senior officers and members of the board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. On February 13, 2012, the Company sold an additional 61,853 shares of its common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the primary follow-on offering were approximately $54.7 million after deducting the full underwriting discount and offering costs of approximately $3.1 million. The Company used approximately $41.0 million of the net proceeds to repay outstanding borrowings under the Facility on January 13, 2012 and the remaining net proceeds were used to invest in industrial properties and for general business purposes. As of June 30, 2012, 13,434,889 shares of common stock were issued and outstanding, including 149,995 non-vested restricted stock awards, and no shares of preferred stock were issued and outstanding.

In connection with the annual meeting of stockholders on May 4, 2012, the Company granted a total of 21,416 shares of unrestricted common stock to its independent directors under the Company’s 2010 Equity Incentive Plan with a grant date fair value per share of $14.01. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the three and six months ended June 30, 2012 related to this issuance.

As of June 30, 2012, there were 455,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or LTIP awards under the Company’s 2010 Equity Incentive Plan, of which 186,810 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to June 30, 2012 ranged from $14.20 to $20.00. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s common stock on the date of grant. The fair value of the restricted stock that was granted during the six months ended June 30, 2012 was $0.7 million and the vesting period for the restricted stock is five years. As of June 30, 2012, the Company had approximately $2.4 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.3 years. The Company recognized compensation costs of approximately $0.2 million for both the three months ended June 30, 2012 and 2011 and approximately $0.4 million for both the six months ended June 30, 2012 and 2011. The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the six months ended June 30, 2012.

Restricted Stock Activity:

		Weighted
		Average Grant
	Shares	Date Fair Value
Non-vested shares outstanding at beginning of period	133,526	$19.54
Granted	47,536	14.20
Forfeited	(4,586)	19.85
Vested	(26,481)	19.85

Non-vested shares outstanding at end of period	149,995	$17.55

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of June 30, 2012:

Non-vested Shares Vesting Schedule	Number of Shares
2012 (6 months)	870
2013	41,443
2014	41,443
2015	41,443
2016	15,288
Thereafter	9,508

Total Non-vested Shares	149,995

Long-Term Incentive Plan:

As of June 30, 2012, there are three open performance measurement periods for the LTIP awards: February 16, 2010 to December 31, 2012, January 1, 2011 to December 31, 2013, and January 1, 2012 to December 31, 2014. The LTIP awards related to the performance measurement period from February 16, 2010 to December 31, 2011 resulted in no compensation expense as the compensation committee determined that the Company’s total shareholder return did not exceed the applicable metrics during the performance measurement period. The Company recorded compensation costs of approximately $110,000 and $11,000, respectively, for the three months ended June 30, 2012 and 2011 and approximately $41,000 and $167,000, respectively, for the six months ended June 30, 2012 and 2011.

Dividends:

The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2012:

	Dividend
For the Three Months Ended	per Share	Declaration Date	Record Date	Date Paid
June 30, 2012	$0.12	May 4, 2012	July 9, 2012	July 23, 2012
March 31, 2012	$0.10	February 21, 2012	April 5, 2012	April 19, 2012

Note 7. Net Income (Loss) Per Share. Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the three and six months ended June 30, 2012 and 2011.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net and comprehensive income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 149,995 and 0 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2012 and 2011, respectively, and 0 of weighted average unvested restricted shares outstanding for both the six months ended June 30, 2012 and 2011.

Note 8. Commitments and Contingencies

Contractual Commitments. As of August 7, 2012, the Company had two outstanding contracts with third-party sellers to acquire two industrial properties consisting of 203,291 square feet. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence, various closing conditions and the consent of the mortgage lender. The following table summarizes certain information with respect to the properties the Company has under contract:

	Number of		Purchase Price	Assumed Debt
Market	Buildings	Square Feet	(in thousands)	(in thousands)
Los Angeles	—	—	$—	$—
Miami	2	137,594	12,350	6,100
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Washington, D.C./Baltimore	1	65,697	6,660	3,600

Total	3	203,291	$19,010	$9,700

As of August 7, 2012, the Company has entered into an agreement with a third-party purchaser to sell one property located in the Los Angeles market for a sales price of approximately $17.2 million. There is no assurance that the Company will complete the sale of the property under contract because the proposed sale is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

Note 9. Subsequent Events

On July 3, 2012, the Company acquired three industrial buildings containing 171,707 square feet located in Sunnyvale, CA for a total purchase price of approximately $33.7 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings under the Facility.

On July 19, 2012, the Company completed a public offering of 1,840,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), including 240,000 shares sold upon the exercise by the underwriters of their option to purchase additional shares, at a price per share of $25.00. The estimated net proceeds of the offering were approximately $44.3 million after deducting the underwriting discount and other estimated offering expenses of approximately $1.7 million. The Company used the net proceeds to reduce outstanding borrowings under the Facility.

On July 23, 2012, the Company acquired one industrial building containing 74,679 square feet located in Doral, FL for a total purchase price of approximately $4.2 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings under the Facility.

On July 31, 2012, the Company acquired one industrial building containing 103,200 square feet located in Redondo Beach, CA for a total purchase price of approximately $14.2 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings under the Facility.

On August 2, 2012, the Company acquired one industrial building containing 24,277 square feet located in South San Francisco, CA for a total purchase price of approximately $3.6 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings under the Facility.

On August 3, 2012, the Company’s board of directors declared a cash dividend in the amount of $0.12 per share of the Company’s common stock payable on October 26, 2012 to the stockholders of record as of the close of business on October 5, 2012.

On August 3, 2012, the Company’s board of directors declared a dividend in the amount of $0.3875 per share of its Series A Preferred Stock for the period from July 19, 2012 through September 30, 2012 payable on October 1, 2012 to the preferred stockholders of record as of the close of business on September 10, 2012.

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

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate located in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of June 30, 2012, we owned a total of 54 buildings aggregating approximately 4.2 million square feet, which we purchased for an aggregate purchase price of approximately $327.6 million, including the assumption of mortgage loans payable of approximately $39.5 million, which includes mortgage premiums of approximately $0.8 million. As of June 30, 2012, our properties were approximately 91.3% leased to 85 tenants, the largest of which accounted for approximately 10.0% of our total annualized based rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ending December 31, 2010.

The following table summarizes by market our investments in real estate as of June 30, 2012:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of June 30, 2012	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)
Los Angeles	10	928,773	22.2%	86.0%	$6,027	23.8%	$7.54	3.4	$97,550
Northern New Jersey/New York City	23	1,591,250	38.0%	93.9%	9,808	38.7%	6.56	3.8	121,618
San Francisco Bay Area	9	431,866	10.3%	85.5%	3,233	12.8%	8.75	4.3	41,378
Seattle	3	306,662	7.3%	100.0%	1,617	6.4%	5.27	6.8	24,748
Miami	6	630,212	15.0%	97.7%	3,134	12.4%	5.09	8.6	39,654
Washington, D.C./Baltimore	3	302,734	7.2%	80.2%	1,488	5.9%	6.13	6.5	20,072

Total/Weighted Average	54	4,191,497	100.0%	91.3%	$25,307	100.0%	$6.61	5.0	$345,020

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2012, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of June 30, 2012, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three and six months ended June 30, 2012 (dollars in thousands):

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Building improvements	$2,156	$4,620
Tenant improvements	529	1,031
Leasing commissions	207	543

Total capital expenditures (1)	$2,892	$6,194

[1]	Includes approximately $1.4 million and $3.8 million, respectively, related to leasing acquired vacancy and renovation projects at three properties.

Our top ten tenants as of June 30, 2012 are as follows:

	Tenant	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	YRC Worldwide	3	182,803	4.4%	$2,518	10.0%
2	H.D. Smith Wholesale Drug Company	1	211,418	5.0%	2,008	7.9%
3	Home Depot	1	413,092	9.9%	1,905	7.5%
4	Precision Custom Coatings	1	208,000	5.0%	1,637	6.5%
5	Miami International Freight Solutions	1	181,340	4.3%	1,043	4.1%
6	Sohnen Enterprises	1	161,610	3.9%	994	3.9%
7	Banah International Group	1	301,983	7.2%	906	3.6%
8	FedEx Corporation	1	72,808	1.7%	852	3.4%
9	JAM’N Logistics	1	110,336	2.6%	653	2.6%
10	Maines Paper & Food Service	1	98,745	2.3%	636	2.5%

	Total	12	1,942,135	46.3%	$13,152	52.0%

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30 2012, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place at June 30, 2012, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet [1]	% of Total Rentable Square Feet	Annualized Base Rent (000’s) 1, [2]	% of Total Annualized Base Rent [1]
2012 (6 months)	87,107	2.1%	$782	2.8%
2013	804,959	19.2%	4,570	16.2%
2014	502,715	12.0%	3,279	11.7%
2015	439,693	10.5%	3,017	10.7%
2016	193,124	4.5%	1,329	4.7%
2017+	1,801,102	43.0%	15,159	53.9%

Total	3,828,700	91.3%	$28,136	100.0%

[1]	Includes leases that expire on or after June 30, 2012.
[2]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of June 30, 2012, multiplied by 12.

Recent Developments

Acquisition Activity

During the three months ended June 30, 2012, we acquired six industrial buildings containing 706,909 square feet for a total purchase price of approximately $68.5 million. The properties were acquired from unrelated third parties using existing cash on hand and borrowings under our credit facility. The following table sets forth the wholly-owned industrial properties we acquired during the three months ended June 30, 2012:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)
Garfield	Commerce, CA	May 30, 2012	5	545,299	52,400
Whittier	Whittier, CA	June 12, 2012	1	161,610	16,100

Total			6	706,909	$68,500

Subsequent to June 30, 2012, we acquired six industrial buildings containing 373,863 square feet for a total purchase price of approximately $55.7 million. The properties were acquired from unrelated third parties using existing cash on hand and borrowings under our credit facility. The following table sets forth the wholly-owned industrial properties we acquired subsequent to June 30, 2012:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)
Caribbean	Sunnyvale, CA	July 3, 2012	3	171,707	$33,718
78th Avenue	Doral, FL	July 23, 2012	1	74,679	4,200
Manhattan Beach	Redondo Beach, CA	July 31, 2012	1	103,200	14,150
Carlton Court	South San Francisco, CA	August 2, 2012	1	24,277	3,600

Total			6	373,863	$55,668

Preferred Stock Offering

On July 19, 2012, we completed a public offering of 1,840,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), including 240,000 shares sold upon the exercise by the underwriters of their option to purchase additional shares, at a price per share of $25.00. The estimated net proceeds of the offering were approximately $44.3 million after deducting the underwriting discount and other estimated offering expenses of approximately $1.7 million. We used the net proceeds to reduce outstanding borrowings under our credit facility.

Amendment to Our Senior Revolving Credit Facility

On June 15, 2012, we entered into a Third Amendment to our Amended and Restated Senior Revolving Credit Agreement (the “Facility) with KeyBank National Association, as administrative agent and as a lender, and PNC Bank, National Association, and Union Bank, N.A., as lenders, to increase our Facility from $80.0 million to $100.0 million by exercising the accordion feature under the Facility. Outstanding borrowings under the Facility are limited to the lesser of $100.0 million or 60.0% of the value of the borrowing base properties. The amount available under the Facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make additional amounts available. The Facility requires payment of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of the Facility. We guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Facility.

Secured Financing

On June 26, 2012 we entered into a $39.8 million non-recourse mortgage loan at a fixed annual interest rate of 3.65% that matures on March 5, 2020. The mortgage loan is secured by three of our properties. The loan proceeds were used to reduce outstanding borrowings under the Facility and for general business purposes.

Distribution Activity

The following table sets forth the cash dividends payable per share during the three months ended June 30, 2012:

For the Three Months Ended	Dividend per Share	Declaration Date	Record Date	Date Paid
June 30, 2012	$ 0.12	May 4, 2012	July 9, 2012	July 23, 2012

On August 3, 2012, our board of directors declared a cash dividend in the amount of $0.12 per share of our common stock payable on October 26, 2012 to the stockholders of record as of the close of business on October 5, 2012.

On August 3, 2012, our board of directors declared a dividend in the amount of $0.3875 per share of our Series A Preferred Stock for the period from July 19, 2012 through September 30, 2012 payable on October 1, 2012 to the preferred stockholders of record as of the close of business on September 10, 2012.

Contractual Commitments

As of August 7, we had two outstanding contracts with third-party sellers to acquire two industrial properties and one outstanding contract with a third-party purchaser to sell one property as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire or sell the properties under contract because the proposed acquisitions and disposition are subject to the completion of satisfactory due diligence, various closing conditions and, with respect to the acquisitions, the consent of the mortgage lender.

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

The analysis of our results below includes the changes attributable to same store properties. The same store pool includes all properties that were owned as of June 30, 2012 and since January 1, 2011. As of June 30, 2012, the same store pool consisted of 12 properties aggregating approximately 2.4 million square feet. As of June 30, 2012, the non-same store properties, which we acquired during the course of 2011 and 2012 consisted of 15 properties aggregating approximately 1.8 million square feet.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended 2011:

	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$3,658	$2,835	$823	29.0%
2011 and 2012 Acquisitions	2,393	84	2,309	2748.8%

Total rental revenues	6,051	2,919	3,132	107.3%
Tenant expense reimbursements
Same store	476	490	(14)	(2.9)%
2011 and 2012 Acquisitions	1,072	357	715	200.3%

Total tenant expense reimbursements	1,548	847	701	82.8%

Total revenues	7,599	3,766	3,833	101.8%

Property operating expenses
Same store	1,279	1,357	(78)	(5.7)%
2011 and 2012 Acquisitions	821	131	690	526.7%

Total property operating expenses	2,100	1,488	612	41.1%

Net operating income (1)
Same store	2,855	1,968	887	45.1%
2011 and 2012 Acquisitions	2,644	310	2,334	752.9%

Total net operating income	$5,499	$2,278	$3,221	141.4%

Other costs and expenses
Depreciation and amortization	1,918	1,042	876	84.1%
General and administrative	1,886	1,480	406	27.4%
Acquisition costs	324	1,256	(932)	(74.2)%

Total other costs and expenses	4,128	3,778	350	9.3%

Other Income (Expense)
Interest and other income	2	3	(1)	(33.3)%
Interest expense, including amortization	(1,116)	(464)	(652)	140.5%

Total other income and expenses	(1,114)	(461)	(653)	141.6%

Net and comprehensive income (loss)	$257	$(1,961)	$2,218	n/a

[1]

Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of net operating income and same store net operating income from net and comprehensive income (loss) and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $3.8 million for the three months ended June 30, 2012 compared to the same period from the prior year. Approximately $0.8 million of this increase is from same store revenues mainly due to increased occupancy, as same store consolidated occupancy at quarter end increased to 92.7% in the second quarter of 2012 as compared to 69.1% from the same period in 2011. The remaining increase in total revenues is due to property acquisitions during 2011 and 2012. For the quarter ended June 30, 2012, approximately $0.8 million was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $0.6 million during the three months ended June 30, 2012 compared to the same period from the prior year. The increase in total property operating expenses was due to an increase of approximately $0.7 million attributable to property acquisitions during 2011 and 2012, which was partially offset by a decrease in same store property operating expenses of approximately $0.1 million.

Depreciation and amortization. Depreciation and amortization increased approximately $0.9 million during the three months ended June 30, 2012 compared to the same period from the prior year due to property acquisitions during 2011 and 2012.

General and administrative expenses. General and administrative expenses increased approximately $0.4 million for the three months ended June 30, 2012 compared to the same period from the prior year due primarily to an increase in compensation expense.

Acquisition costs. Acquisition costs decreased by approximately $0.9 million from the prior year period due to a lower number of property acquisitions during the three months ended June 30, 2012 as compared to the same period in the prior year.

Interest expense, including amortization. Interest expense increased approximately $0.7 million for the three months ended June 30, 2012 compared to the same period from the prior year due primarily to the assumption and origination of mortgage loans payable during 2011 and 2012, as well as borrowings under our Facility and term loan payable.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended 2011:

	For the Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$7,053	$5,650	$1,403	24.8%
2011 and 2012 Acquisitions	4,304	(148)	4,452	n/a

Total rental revenues	11,357	5,502	5,855	106.4%
Tenant expense reimbursements
Same store	904	1,045	(141)	(13.5)%
2011 and 2012 Acquisitions	1,944	589	1,355	230.1%

Total tenant expense reimbursements	2,848	1,634	1,214	74.3%

Total revenues	14,205	7,136	7,069	99.1%

Property operating expenses
Same store	2,593	2,805	(212)	(7.6)%
2011 and 2012 Acquisitions	1,415	146	1,269	869.2%

Total property operating expenses	4,008	2,951	1,057	35.8%

Net operating income (1)
Same store	5,364	3,890	1,474	37.9%
2011 and 2012 Acquisitions	4,833	295	4,538	1538.3%

Total net operating income	$10,197	$4,185	$6,012	143.7%

Other costs and expenses
Depreciation and amortization	3,743	2,001	1,742	87.1%
General and administrative	3,301	3,088	213	6.9%
Acquisition costs	1,038	1,538	(500)	(32.5)%

Total other costs and expenses	8,082	6,627	1,455	22.0%

Other Income (Expense)
Interest and other income	3	7	(4)	(57.1)%
Interest expense, including amortization	(2,128)	(832)	(1,296)	155.8%

Total other income and expenses	(2,125)	(825)	(1,300)	157.6%

Net and comprehensive loss	$(10)	$(3,267)	$3,257	(99.7)%

[1]

Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of net operating income and same store net operating income from net and comprehensive loss and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $7.1 million for the six months ended June 30, 2012 compared to the same period from the prior year. Approximately $1.3 million of this increase is from same store revenues mainly due to increased occupancy, as same store consolidated occupancy at quarter end increased to 92.7% in the second quarter of 2012 as compared to 69.1% from the same period in 2011. The remaining increase in total revenues is due to property acquisitions during 2011 and 2012. For the six months ended June 30, 2012, approximately $1.5 million was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $1.1 million during the six months ended June 30, 2012 compared to the same period from the prior year. The increase in total property operating expenses was due to an increase of approximately $1.3 million attributable to property acquisitions during 2011 and 2012, which was partially offset by a decrease in same store property operating expenses of approximately $0.2 million. The decrease in same store property operating expenses was primarily due to a decrease in snow removal expenses from the prior year period.

Depreciation and amortization. Depreciation and amortization increased approximately $1.7 million during the six months ended June 30, 2012 compared to the same period from the prior year due to property acquisitions during 2011 and 2012.

General and administrative expenses. General and administrative expenses increased approximately $0.2 million for the six months ended June 30, 2012 compared to the same period from the prior year due primarily to an increase compensation expense.

Acquisition costs. Acquisition costs decreased by approximately $0.5 million from the prior year period due to a lower number of property acquisitions during the six months ended June 30, 2012 as compared to the same period in the prior year.

Interest expense, including amortization. Interest expense increased approximately $1.3 million for the six months ended June 30, 2012 compared to the same period from the prior year due primarily to the assumption and origination of mortgage loans payable during 2011 and 2012, as well as borrowings under our Facility and term loan payable.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the Facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with term loans, mortgages and borrowings under our Facility. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through borrowings under our Facility, periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt, and with proceeds from the disposition of properties. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our Facility and to access additional capital through issuances of equity and debt securities.

On January 13, 2012, we completed a public follow-on offering of 4,000,000 shares of our common stock at a price per share of $14.25. On February 13, 2012, we sold an additional 61,853 shares of our common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the offering, after deducting the underwriting discount and estimated offering costs, were approximately $54.7 million. We used approximately $41.0 million of the net proceeds to repay outstanding borrowings under our Facility on January 13, 2012 and the remaining net proceeds were used to invest in industrial properties and for general business purposes.

On July 19, 2012, we completed a public offering of 1,840,000 shares of our 7.75% Series A Preferred Stock, including 240,000 shares sold upon the exercise by the underwriters of their option to purchase additional shares, at a price per share of $25.00. The estimated net proceeds of the offering were approximately $44.3 million after deducting the underwriting discount and other estimated offering expenses of approximately $1.7 million. We used the net proceeds to reduce outstanding borrowings under our Facility.

As of June 30, 2012, our market equity capitalization was as follows:

Market Equity Capitalization as of June 30, 2012
Security	Shares Outstanding[1]	Market Price [2]	Market Value
Common Stock	13,434,889	$15.11	$203,001,173

[1]	Includes 149,995 shares of unvested restricted stock
[2]	Closing price of our shares of common stock on the New York Stock Exchange on June 30, 2012 in dollars per share

We have a $100.0 million Facility. On June 15, 2012, we entered into a Third Amendment to our Amended and Restated Senior Revolving Credit Agreement with KeyBank National Association, as administrative agent and as a lender, and PNC Bank, National Association, and Union Bank, N.A., as lenders, to increase the Facility from $80.0 million to $100.0 million by exercising the accordion feature under the Facility. The amount available under our Facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The maturity date of our Facility is January 19, 2015, with one 12-month extension option exercisable by us, subject to, among other things, there being an absence of an event of default under the Facility and to our payment of an extension fee. Interest on our Facility is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 2.50% to 3.50%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. As of June 30, 2012, the applicable LIBOR margin was 2.50%. The Facility provides that outstanding borrowings are limited to the lesser of $100.0 million and 60.0% of the value of the borrowing base properties. Our Facility requires payment of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of our Facility. The unused facility fee was $56,000 and $101,000, respectively, for the three months ended June 30, 2012 and 2011 and $124,000 and $201,000, respectively, for the six months ended June 30, 2012 and 2011. Our Facility includes a series of financial and other covenants requiring, among other things, the maintenance of maximum leverage ratios and minimum fixed coverage ratios that we must comply with in order to borrow under the Facility. We guarantee the obligations of the borrower (a wholly-owned subsidiary) under our Facility. See “Recent Developments-Amendment to Our Senior Revolving Credit Facility” in this Quarterly Report on Form 10-Q for additional information regarding the amendment to our Facility. As of June 30, 2012, there were approximately $22.0 million of borrowings outstanding and 12 properties were in the borrowing base under our Facility. As of December 31, 2011, there were approximately $41.0 million of borrowings outstanding under our Facility. We were in compliance with our financial covenants under the Facility at June 30, 2012 and December 31, 2011.

In addition, we have a term loan with an outstanding balance of approximately $10.1 million and $20.1 million, respectively, as of June 30, 2012 and December 31, 2011 that matures on February 22, 2013, subject to one six-month extension exercisable by us subject to certain conditions (the “Term Loan”). Interest on the Term Loan will generally be based upon, at our option, either (i) LIBOR plus 3.50% or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus 3.50% for LIBOR rate loans under the Term Loan. As of June 30, 2012, the applicable LIBOR margin was 3.50%. The Term Loan includes a series of financial and other covenants that are similar to the covenants in the Facility. We guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Term Loan. We were in compliance with its financial covenants at June 30, 2012 and December 31, 2011.

As of June 30, 2012 and December 31, 2011, we had outstanding mortgage loans payable of approximately $97.4 million and $38.3 million, respectively, and held cash and cash equivalents totaling approximately $4.7 million and $3.2 million, respectively.

The following table summarizes our debt maturities, principal payments, capitalization ratios, EBITDA, Adjusted EBITDA, interest coverage and debt ratios as of and for the six months ended June 30, 2012 (dollars in thousands):

`	Credit Facility	Term Loan Payable	Mortgage Loans Payable	Total Debt
2012 (6 months)	$—	$—	$1,116	$1,116
2013	—	10,050	2,443	12,493
2014	—	—	2,560	2,560
2015	22,000	—	21,690	43,690
2016	—	—	2,076	2,076
Thereafter	—	—	66,979	66,979

Subtotal	22,000	10,050	96,864	128,914
Unamortized net premiums	—	—	527	527

Total	$22,000	$10,050	$97,391	$129,441

Weighted Average Interest Rate	2.8%	3.8%	4.3%	4.0%

Total Debt-to-Total Investments in Properties [1]				37.5%

Total Debt-to-Total Market Capitalization [2]				38.9%

Floating Rate Debt as a % of Total Debt				24.8%

EBITDA [3]				$5,861

Adjusted EBITDA [4]				$7,600

Interest Coverage [5]				3.6	x

Total Debt-to-Adjusted EBITDA [6]				7.7	x

Weighted Average Maturity (years)				5.5

[1]	Total debt-to-total investments in properties is calculated as total debt, including premiums, divided by total investments in properties as of June 30, 2012.
[2]	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by market equity capitalization plus total debt, including premiums, as of June 30, 2012.
[3]

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the six months ended June 30, 2012. EBITDA for such period includes acquisition costs of approximately $1.0 million. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of EBITDA from net and comprehensive income (loss) and a discussion of why we believe EBITDA is a useful supplemental measure of our operating performance.

[4]

Earnings before interest, taxes, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the six months ended June 30, 2012. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net and comprehensive income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[5]

Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net and comprehensive income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[6]

Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net and comprehensive income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2012:

For the Three Months Ended	Dividend per Share	Declaration Date	Record Date	Date Paid
June 30, 2012	$0.12	May 4, 2012	July 9, 2012	July 23, 2012
March 31, 2012	$0.10	February 21, 2012	April 5, 2012	April 19, 2012

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage and term loans payable and draws on our Facility. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs and corporate overhead costs.

Cash From Operating Activities. Net cash provided by (used in) operating activities totaled approximately $3.3 million for the six months ended June 30, 2012 compared to approximately ($1.5 million) for the six months ended June 30, 2011. This increase in cash provided by operating activities is attributable to leasing and higher cash flows from property acquisitions during 2011 and 2012.

Cash From Investing Activities. Net cash used in investing activities was $83.3 million and $49.4 million, respectively, for the six months ended June 30, 2012 and 2011, which consists primarily of cash paid for property acquisitions of $74.3 million and $47.0 million, respectively.

Cash From Financing Activities. Net cash provided by (used in) financing activities was $81.5 million and ($2.3 million), respectively, for the six months ended June 30, 2012 and 2011, which consists primarily of $54.7 million in net issuance proceeds and borrowings on mortgage loans and the Facility of $119.9 million, less payments on the Facility and Term Loan of approximately $89.0 million for the six months ended June 30, 2012 and borrowings on the Facility of approximately $6.0 million, less $7.0 million in deferred underwriting fee payments, $0.9 million in dividend payments and scheduled debt principal payments for the six months ended June 30, 2011.

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

Contractual Obligations

As of August 7, 2012, we had two outstanding contracts with third-party sellers to acquire two industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence, various closing conditions and the consent of the mortgage lender. The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Miami	2	137,594	12,350	6,100
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Washington, D.C./Baltimore	1	65,697	6,660	3,600

Total	3	203,291	$19,010	$9,700

As of August 7, 2012, we have entered into an agreement with a third-party purchaser to sell one property in our Los Angeles market for a sales price of approximately $17.2 million. There is no assurance that we will complete the sale of the property under contract because the proposed sale is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

The following table summarizes our contractual obligations due by period as of June 30, 2012 (dollars in thousands):

	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Debt	$12,374	$5,121	$23,430	$65,989	$106,914
Debt Interest Payments	4,268	7,945	5,904	7,035	25,152
Purchase Obligations	19,010	—	—	—	19,010

Total	$35,652	$13,066	$29,334	$73,024	$151,076

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

The following table reflects the calculation of FFO reconciled from net and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011 (dollars in thousands except per share data):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change
Net and comprehensive income (loss)	$257	$(1,961)	$2,218	n/a	$(10)	$(3,267)	$3,257	(99.7)%
Depreciation and amortization
Total depreciation and amortization	1,918	1,042	876	84.1%	3,743	2,001	1,742	87.1%
Non-real estate depreciation	(28)	(25)	(3)	12.0%	(57)	(48)	(9)	18.8%
Allocation to participating securities (1)	(23)	—	(23)	n/a	(36)	—	(36)	n/a

Funds from operations (2)	$2,124	$(944)	$3,068	n/a	$3,640	$(1,314)	$4,954	n/a

Basic and diluted FFO per common share	$0.16	$(0.10)	$0.26	n/a	$0.28	$(0.14)	$0.42	n/a

Weighted average basic and diluted common shares	13,276,892	9,164,741			12,983,363	9,148,890

[1]

To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 149,995 and 0 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2012 and 2011, respectively and to 144,594 and 0 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2012 and 2011, respectively.

[2]

Includes expensed acquisition costs of approximately $0.3 million and $1.3 million, respectively, for the three months ended June 30, 2012 and 2011 and approximately $1.0 million and $1.5 million, respectively, for the six months ended June 30, 2012 and 2011.

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

The following table reflects the calculation of EBITDA and Adjusted EBITDA reconciled from net and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change
Net and comprehensive income (loss)	$257	$(1,961)	$2,218	n/a	$(10)	$(3,267)	$3,257	(99.7)%
Depreciation and amortization	1,918	1,042	876	84.1%	3,743	2,001	1,742	87.1%
Interest expense, including amortization	1,116	464	652	140.5%	2,128	832	1,296	155.8%

EBITDA	$3,291	$(455)	$3,746	n/a	$5,861	$(434)	$6,295	n/a

Stock-based compensation	600	467	133	28.5%	701	818	(117)	(14.3)%
Acquisition costs	324	1,256	(932)	(74.2)%	1,038	1,538	(500)	(32.5)%

Adjusted EBITDA	$4,215	$1,268	$2,947	232.4%	$7,600	$1,922	$5,678	295.4%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of June 30, 2012 and since January 1, 2011. As of June 30, 2012, the same store pool consisted of 12 properties aggregating approximately 2.4 million square feet. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding our operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change
Net and comprehensive income (loss)	$257	$(1,961)	$2,218	n/a	$(10)	$(3,267)	$3,257	(99.7)%
Depreciation and amortization	1,918	1,042	876	84.1%	3,743	2,001	1,742	87.1%
General and administrative	1,886	1,480	406	27.4%	3,301	3,088	213	6.9%
Acquisition costs	324	1,256	(932)	(74.2)%	1,038	1,538	(500)	(32.5)%
Total other income and expenses	1,114	461	653	141.6%	2,125	825	1,300	157.6%

Net operating income	5,499	2,278	3,221	141.4%	10,197	4,185	6,012	143.7%
Less non same store NOI	(2,644)	(310)	(2,334)	752.9%	(4,833)	(295)	(4,538)	1538.3%

Same store NOI	$2,855	$1,968	$887	45.1%	$5,364	$3,890	$1,474	37.9%

Less straight-line rents and amortization of lease intangibles (1)	(862)	(291)	(571)	196.2%	(1,439)	(485)	(954)	196.7%

Cash-basis same store NOI	$1,993	$1,677	$316	18.8%	$3,925	$3,405	$520	15.3%

[1]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

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

As of June 30, 2012, we had $22.0 million of borrowings outstanding under our Facility and $10.1 million under our Term Loan. Amounts borrowed under our Facility and Term Loan bear interest at variable rates based on LIBOR plus an applicable LIBOR margin, which interest rates were 2.75% and 3.75%, respectively, as of June 30, 2012. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $80,125 annually on the total of the outstanding balances on our Facility and Term Loan as of June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Agreement of Purchase and Sale, dated May 3, 2012, between Dune-Westcore GBP, LLC and Terreno Realty LLC (as previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on May 31, 2012 and incorporated herein by reference).

10.2	Agreement of Purchase and Sale and Joint Escrow Instructions, dated June 11, 2012, between Arden Realty Limited Partnership and Terreno Realty LLC (as previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on July 6, 2012 and incorporated herein by reference).

10.3*	Third Amendment to Amended and Restated Senior Revolving Credit Agreement, dated as of June 15, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated August 7, 2012.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated August 7, 2012.

32.1**	18 U.S.C. § 1350 Certification dated August 7, 2012.

32.2**	18 U.S.C. § 1350 Certification dated August 7, 2012.

101***	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

August 7, 2012	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

August 7, 2012	By:	/s/ Michael A. Coke
Michael A. Coke
President and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
10.1	Agreement of Purchase and Sale, dated May 3, 2012, between Dune-Westcore GBP, LLC and Terreno Realty LLC (as previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on May 31, 2012 and incorporated herein by reference).

10.2	Agreement of Purchase and Sale and Joint Escrow Instructions, dated June 11, 2012, between Arden Realty Limited Partnership and Terreno Realty LLC (as previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on July 6, 2012 and incorporated herein by reference).

10.3*	Third Amendment to Amended and Restated Senior Revolving Credit Agreement, dated as of June 15, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated August 7, 2012.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated August 7, 2012.

32.1**	18 U.S.C. § 1350 Certification dated August 7, 2012.

32.2**	18 U.S.C. § 1350 Certification dated August 7, 2012.

101***	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.