Form 10-Q
period 2012-09-30
Terreno Realty Corp
filed 2012-11-07
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-34603

Terreno Realty Corporation

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1262675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 Montgomery Street, Suite 200
San Francisco, CA (Address of Principal Executive Offices)	94104 (Zip Code)

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

The registrant had 13,434,889 shares of its common stock, $0.01 par value per share, outstanding as of November 7, 2012.

Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate
Land	$200,286	$133,464
Buildings and improvements	187,250	116,287
Intangible assets	22,177	14,833

Total investments in properties	409,713	264,584
Accumulated depreciation and amortization	(12,906)	(7,063)

Net investments in properties	396,807	257,521
Properties held for sale, net	11,775	—

Net investments in real estate	408,582	257,521
Cash and cash equivalents	4,619	3,249
Restricted cash	2,250	2,139
Deferred financing costs, net	1,944	770
Other assets, net	7,150	3,370

Total assets	$424,545	$267,049

LIABILITIES AND EQUITY
Liabilities
Credit facility	$51,429	$41,000
Term loan payable	—	20,050
Mortgage loans payable	106,897	38,265
Security deposits	2,475	1,772
Intangible liabilities, net	1,704	913
Accounts payable and other liabilities	8,004	6,038

Total liabilities	170,509	108,038
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and no shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	—
Common stock: $0.01 par value, 400,000,000 shares authorized, and 13,434,889 and 9,308,670 shares issued and outstanding, respectively	133	91
Additional paid-in capital	216,510	168,039
Accumulated deficit	(8,607)	(9,119)

Total stockholders’ equity	254,036	159,011

Total liabilities and equity	$424,545	$267,049

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Rental revenues	$7,195	$3,377	$17,898	$8,227
Tenant expense reimbursements	1,871	1,020	4,635	2,548

Total revenues	9,066	4,397	22,533	10,775

COSTS AND EXPENSES
Property operating expenses	2,442	1,621	6,352	4,443
Depreciation and amortization	2,482	1,325	6,121	3,219
General and administrative	1,606	1,040	4,907	4,128
Acquisition costs	760	143	1,798	1,681

Total costs and expenses	7,290	4,129	19,178	13,471

OTHER INCOME (EXPENSE)
Interest and other income (expense)	33	(9)	36	(2)
Interest expense, including amortization	(1,604)	(795)	(3,732)	(1,627)

Total other income and expenses	(1,571)	(804)	(3,696)	(1,629)

Income (loss) from continuing operations	205	(536)	(341)	(4,325)

Income from discontinued operations	317	268	853	790

Net income (loss)	522	(268)	512	(3,535)
Preferred stock dividends	(713)	—	(713)	—

Net and comprehensive loss available to common stockholders	$(191)	$(268)	$(201)	$(3,535)

EARNINGS PER COMMON SHARE-BASIC AND DILUTED:
Income (loss) from continuing operations available to common stockholders	$(0.03)	$(0.06)	$(0.08)	$(0.47)
Income from discontinued operations	0.02	0.03	0.06	0.08

Net loss available to common stockholders	$(0.01)	$(0.03)	$(0.02)	$(0.39)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,284,894	9,174,274	13,084,978	9,157,444

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.10	$0.34	$0.30

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
		Number of Shares	Amount
Balance as of December 31, 2011	$—	9,308,670	$91	$168,039	$(9,119)	$159,011
Net income	—	—	—	—	512	512
Issuance of common stock, net of issuance costs of $305	—	4,083,269	42	55,007	—	55,049
Repurchase of common stock	—	(4,586)	—	(79)	—	(79)
Issuance of restricted stock	—	47,536	—	—	—	—
Issuance of preferred stock	46,000	—	—	(1,729)	—	44,271
Stock-based compensation	—	—	—	550	—	550
Common stock dividends	—	—	—	(4,565)	—	(4,565)
Preferred stock dividends	—	—	—	(713)	—	(713)

Balance as of September 30, 2012	$46,000	13,434,889	$133	$216,510	$(8,607)	$254,036

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$512	$(3,535)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Straight-line rents	(3,039)	(1,134)
Amortization of lease intangibles	272	391
Depreciation and amortization	6,121	3,219
Depreciation related to discontinued operations	104	159
Deferred financing cost and mortgage premium amortization	401	163
Stock-based compensation	1,012	996
Changes in assets and liabilities
Other assets	(756)	(596)
Accounts payable and other liabilities	2,486	883

Net cash provided by operating activities	7,113	546

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(50)	(1,661)
Cash paid for property acquisitions	(138,928)	(57,018)
Cash paid for deposits on property acquisitions	(200)	—
Additions to buildings and improvements	(8,848)	(3,840)

Net cash used in investing activities	(148,026)	(62,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	55,013	—
Issuance costs on issuance of common stock	(304)	—
Repurchase of common stock	(79)	—
Issuance of preferred stock	44,551	—
Issuance costs on issuance of preferred stock	(260)	—
Borrowings on credit facility	133,700	17,000
Payments on credit facility	(123,271)	(6,000)
Borrowings on term loan payable	—	10,050
Payments on term loan payable	(20,050)	—
Borrowings on mortgage loans payable	59,880	—
Payments on mortgage loans payable	(1,205)	(616)
Payment of deferred financing costs	(1,095)	(125)
Payment of deferred underwriting fee	—	(7,000)
Dividends paid to common stockholders	(3,884)	(1,860)
Dividends paid to preferred stockholders	(713)	—

Net cash provided by financing activities	142,283	11,449
Net increase (decrease) in cash and cash equivalents	1,370	(50,524)
Cash and cash equivalents at beginning of period	3,249	57,253

Cash and cash equivalents at end of period	$4,619	$6,729

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,240	$1,303
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	1,208	1,224
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$150,386	$78,576
Assumption of mortgage loans payable	(9,787)	(21,540)
Mortgage premiums	(300)	(101)
Assumption of other assets and liabilities	(1,371)	83

Net cash paid for property acquisitions	$138,928	$57,018

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate located in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of September 30, 2012, the Company owned 63 buildings aggregating approximately 4.8 million square feet.

The Company commenced operations upon completion of an initial public offering (“IPO”) and a concurrent private placement of common stock purchased by the Company’s executive management on February 16, 2010. The net proceeds of the IPO and the concurrent private placement were approximately $169.8 million. Prior to the completion of its IPO, the Company had no assets other than cash. The Company is an internally managed Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2010.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded for the three and nine months ended September 30, 2012 and 2011.

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

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases when there is not a bargain renewal option. The capitalized values of above market leases and below market leases are amortized to rental revenue over the remaining term of the respective leases. The total net impact to rental revenues due to the amortization of above and below market leases was a net decrease of approximately $103,000 and $138,000, respectively, for the three months ended September 30, 2012 and 2011, and $272,000 and $391,000, respectively, for the nine months ended September 30, 2012 and 2011. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. As of September 30, 2012, the Company had attributed approximately $3.1 million, $2.2 million, and $19.8 million to above market leases, below market leases and in-place leases, respectively. As of December 31, 2011, the Company had attributed approximately $2.3 million, $1.2 million, and $12.5 million to above market leases, below market leases and in-place leases, respectively. These amounts are included in intangible assets and liabilities in the accompanying consolidated balance sheets. As of September 30, 2012, the Company had recorded net accumulated amortization of approximately $7.7 million and $0.5 million, respectively, related to these intangible assets and liabilities. As of December 31, 2011, the Company had recorded net accumulated amortization of approximately $4.5 million and $0.3 million, respectively, related to these intangible assets and liabilities. As of September 30, 2012, the remaining weighted average lease term related to these intangible assets and liabilities is 4.8 years.

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

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. As of September 30, 2012 and December 31, 2011, deferred financing cost accumulated amortization was approximately $1.1 million and $0.5 million, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of September 30, 2012 and December 31, 2011, the net unamortized mortgage premiums were approximately $0.8 million and $0.6 million, respectively, and were included as a component of mortgage loans payable on the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of September 30, 2012, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

As of September 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. As of September 30, 2012 and December 31, 2011, based on borrowing rates available to the Company, which are Level 2 inputs, the estimated fair values of the mortgage and term loans payable were approximately $108.7 million and $59.2 million, respectively.

New Accounting Standards. Effective January 1, 2012, the Company adopted Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The adoption of this standard did not have any impact on the Company’s financial statements.

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

As of September 30, 2012, the Company owned six properties located in Northern New Jersey/New York City, which accounted for approximately 31.7% of its annualized base rent, which is based on contractual base rent from leases in effect as of September 30, 2012, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had ten tenants that accounted for approximately 50.5% of the rental revenues for the nine months ended September 30, 2012.

Note 4. Investments in Real Estate.

During the three months ended September 30, 2012, the Company acquired nine industrial buildings containing 577,261 square feet. The total aggregate initial investment was approximately $75.6 million, of which $35.8 million was recorded to land, $34.6 million to buildings and improvements, $5.2 million to intangible assets and $1.2 million to intangible liabilities.

The Company recorded revenues and net income for the three months ended September 30, 2012 of approximately $1.2 million and $0.6 million, respectively, related to the above acquisitions.

During the nine months ended September 30, 2012, the Company acquired 16 industrial buildings containing 1,353,159 square feet. The total aggregate initial investment was approximately $150.4 million, of which $73.0 million was recorded to land, $68.9 million to buildings and improvements, $8.5 million to intangible assets and $1.4 million to intangible liabilities.

The Company recorded revenues and net income for the nine months ended September 30, 2012 of approximately $3.1 million and $1.3 million, respectively, related to the above acquisitions.

During the three months ended September 30, 2011, the Company acquired two industrial buildings containing 112,808 square feet. The total aggregate initial investment was approximately $16.9 million, of which $8.8 million was recorded to land, $6.8 million to buildings and improvements and $1.3 million to intangible assets.

During the nine months ended September 30, 2011, the Company acquired eight industrial buildings containing 647,886 square feet. The total aggregate initial investment was approximately $78.6 million, of which $39.6 million was recorded to land, $34.9 million to buildings and improvements and $4.1 million to intangible assets.

The above assets and liabilities were recorded at fair value, which uses Level 3 inputs. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable and borrowings on the Company’s credit facility and were accounted for as business combinations.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three and nine months ended September 30, 2012 and 2011 as if all of the Company’s acquisitions during the three and nine months ended 2012 occurred on January 1, 2011. The following pro forma results for the three and nine months ended September 30, 2012 and 2011 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2011, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$9,598	$7,470	$28,567	$19,994
Net and comprehensive income (loss) available to common stockholders	709	176	3,884	(1,721)
Basic and Diluted net income (loss) available to common stockholders per share	$0.05	$0.02	$0.30	$(0.19)

Note 5. Properties Held for Sale/Discontinued Operations.

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of September 30, 2012, the Company has entered into an agreement with a third-party purchaser to sell one property located in the Los Angeles market for a sales price of approximately $17.2 million (net book value of approximately $11.8 million). The sale of the property is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

The Company separately reports as discontinued operations the historical operating results attributable to properties sold or held for sale and the applicable gain or loss on the disposition of the properties. Although this application may affect the presentation of the Company’s results of operations for the periods that it has already reported, there will be no effect on its previously reported consolidated financial position, net income (loss) or cash flows.

The following summarizes the condensed results of operations of the property held for sale for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Rental revenues	$328	$328	$982	$980
Tenant expense reimbursements	41	52	125	158
Property operating expenses	(52)	(60)	(150)	(189)
Depreciation and amortization	—	(52)	(104)	(159)

Income from discontinued operations	$317	$268	$853	$790

Note 6. Debt.

The Company has a $100.0 million revolving credit facility. On June 15, 2012, the Company entered into a Third Amendment to its Amended and Restated Senior Revolving Credit Agreement (the “Facility”) with KeyBank National Association, as administrative agent and as a lender, and PNC Bank, National Association, and Union Bank, N.A., as lenders, to increase the Facility from $80.0 million to $100.0 million by exercising the accordion feature under the Facility. The amount available under the Facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The maturity date of the Facility is January 19, 2015, with one 12-month extension option exercisable by the Company, subject to, among other things, there being an absence of an event of default under the Facility and to the payment of an extension fee. The Facility provides that outstanding borrowings are limited to the lesser of $100.0 million and 60.0% of the value of the borrowing base properties. The Facility is secured by a pledge of the equity interests in the subsidiaries that hold each of the borrowing base properties. Interest on the Facility is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 2.50% to 3.50%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. As of September 30, 2012, the applicable LIBOR margin was 2.50%. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of the Facility. The unused facility fee was $52,000 and $84,000, respectively, for the three months ended September 30, 2012 and 2011 and $175,000 and $285,000, respectively, for the nine months ended September 30, 2012 and 2011. The Company guarantees the obligations of the borrower (a wholly-owned subsidiary) under the Facility. The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. As of September 30, 2012, there were $51.4 million of borrowings outstanding under the Facility and 13 properties were in the borrowing base. As of December 31, 2011, there were $41.0 million of borrowings outstanding under the Facility. The Company was in compliance with the financial covenants under the Facility at September 30, 2012 and December 31, 2011.

In August 2012, the Company repaid its $10.1 million senior secured term loan that was scheduled to mature on February 22, 2013 (the “Term Loan”) with proceeds from the Facility. As of December 31, 2011, the outstanding balance of the Term Loan was approximately $20.1 million.

During the three months ended September 30, 2012, the Company assumed two mortgage loans totaling approximately $9.8 million that bear interest at a weighted average fixed rate of 5.85%. Each of the mortgage loans payable is secured by separate property and requires monthly interest and principal payments until maturity and is generally non-recourse. The mortgage loans mature in 2014.

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

The mortgage loans payable are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2014 and 2021. As of September 30, 2012, the Company had eight mortgage loans payable totaling approximately $106.9 million, which bear interest at a weighted average fixed annual rate of 4.5%. As of December 31, 2011 the Company had four mortgage loans payable totaling approximately $38.3 million, which bore interest at a weighted average fixed annual interest rate of 5.4%. As of September 30, 2012 and December 31, 2011, the total net investment book value of the properties securing the debt was $211.4 million and $84.2 million, respectively.

The scheduled principal payments of the Company’s debt as of September 30, 2012 were as follows (dollars in thousands):

	Credit Facility	Mortgage Loans Payable	Total Debt
2012 (3 months)	$—	$641	$641
2013	—	2,704	2,704
2014	—	12,004	12,004
2015	51,429	21,711	73,140
2016	—	2,076	2,076
Thereafter	—	66,979	66,979

Subtotal	51,429	106,115	157,544
Unamortized net premiums	—	782	782

Total	$51,429	$106,897	$158,326

Weighted Average Interest Rate	2.7%	4.5%	3.9%

Note 7. Stockholders’ Equity.

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. On January 13, 2012, the Company completed a public follow-on offering of 4,000,000 shares of its common stock at a price per share of $14.25 including 93,000 shares that were sold in the offering to the Company’s executive and senior officers and members of the board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. On February 13, 2012, the Company sold an additional 61,853 shares of its common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the primary follow-on offering were approximately $54.7 million after deducting the full underwriting discount and offering costs of approximately $3.1 million. The Company used approximately $41.0 million of the net proceeds to repay outstanding borrowings under the Facility on January 13, 2012 and the remaining net proceeds were used to invest in industrial properties and for general business purposes. As of September 30, 2012, 13,434,889 shares of common stock were issued and outstanding, including 149,995 non-vested restricted stock awards.

In connection with the annual meeting of stockholders on May 4, 2012, the Company granted a total of 21,416 shares of unrestricted common stock to its independent directors under the Company’s 2010 Equity Incentive Plan with a grant date fair value per share of $14.01. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the nine months ended September 30, 2012 related to this issuance.

On July 19, 2012, the Company completed a public offering of 1,840,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), including 240,000 shares sold upon the exercise by the underwriters of their option to purchase additional shares, at a price per share of $25.00. The net proceeds of the offering were approximately $44.3 million after deducting the underwriting discount of approximately $1.4 million and other offering expenses of approximately $0.3 million. The Company used the net proceeds to reduce outstanding borrowings under the Facility. Dividends on the Series A Preferred Stock are payable when, as and if authorized by the Company’s board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, senior to the Company’s common stock.

Generally, the Company may not redeem the Series A Preferred Stock prior to July 19, 2017, except in limited circumstances relating to the Company’s ability to qualify as a REIT, and pursuant to a special optional redemption related to a specified change of control (as defined in the articles supplementary for the Series A Preferred Stock). On or after July 19, 2017, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared) up to but excluding the redemption date.

As of September 30, 2012, there were 455,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or LTIP awards under the Company’s 2010 Equity Incentive Plan, of which 186,810 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to September 30, 2012 ranged from $14.20 to $20.00. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s common stock on the date of grant. The fair value of the restricted stock that was granted during the nine months ended September 30, 2012 was $0.7 million and the vesting period for the restricted stock is five years. As of September 30, 2012, the Company had approximately $2.2 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.1 years. The Company recognized compensation costs of approximately $0.2 million for both the three months ended September 30, 2012 and 2011 and approximately $0.6 million and $0.4 million, respectively, for the nine months ended September 30, 2012 and 2011 related to the restricted stock issuances. The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the nine months ended September 30, 2012.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at beginning of period	133,526	$19.54
Granted	47,536	14.20
Forfeited	(4,586)	19.85
Vested	(26,481)	19.85

Non-vested shares outstanding at end of period	149,995	$17.78

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of September 30, 2012:

Non-vested Shares Vesting Schedule	Number of Shares
2012 (3 months)	870
2013	41,443
2014	41,443
2015	41,443
2016	15,288
Thereafter	9,508

Total Non-vested Shares	149,995

Long-Term Incentive Plan:

As of September 30, 2012, there are three open performance measurement periods for the LTIP awards: February 16, 2010 to December 31, 2012, January 1, 2011 to December 31, 2013, and January 1, 2012 to December 31, 2014. The LTIP awards related to the performance measurement period from February 16, 2010 to December 31, 2011 resulted in no compensation expense as the compensation committee determined that the Company’s total shareholder return did not exceed the applicable metrics during the performance measurement period. The Company recorded compensation costs of approximately $121,000 and $22,000, respectively, for the three months ended September 30, 2012 and 2011 and approximately $162,000 and $189,000, respectively, for the nine months ended September 30, 2012 and 2011.

Dividends:

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2012:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
September 30, 2012	Common Stock	$0.1200	August 3, 2012	October 5, 2012	October 26, 2012
September 30, 2012	Preferred Stock	$0.3875	August 3, 2012	September 10, 2012	October 1, 2012
June 30, 2012	Common Stock	$0.1200	May 4, 2012	July 9, 2012	July 23, 2012
March 31, 2012	Common Stock	$0.1000	February 21, 2012	April 5, 2012	April 19, 2012

Note 8. Net Income (Loss) Per Share.

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the three and nine months ended September 30, 2012 and 2011.

Note 9. Commitments and Contingencies

Contractual Commitments. As of November 7, 2012, the Company had one outstanding contract with a third-party seller to acquire one industrial property consisting of 110,049 square feet. There is no assurance that the Company will acquire the property under contract because the proposed acquisition is subject to the completion of satisfactory due diligence, various closing conditions and the consent of the mortgage lender. The following table summarizes certain information with respect to the property the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Miami	—	—	—	—
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area	—	—	—	—
Seattle	1	110,049	8,000	5,100
Washington, D.C./Baltimore	—	—	—	—

Total	1	110,049	$8,000	$5,100

As of September 30, 2012, the Company has entered into an agreement with a third-party purchaser to sell one property located in the Los Angeles market for a sales price of approximately $17.2 million. There is no assurance that the Company will complete the sale of the property under contract because the proposed sale is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

Note 10. Subsequent Events

On October 15, 2012, the Company acquired one industrial building containing 84,961 square feet located in Laurel, MD for a total purchase price of approximately $7.0 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings under the Facility.

On November 6, 2012, the Company’s board of directors declared a cash dividend in the amount of $0.12 per share of its common stock payable on January 14, 2013 to the stockholders of record as of the close of business on December 31, 2012.

On November 6, 2012, the Company’s board of directors declared a dividend in the amount of $0.484375 per share of its Series A Preferred Stock payable on December 31, 2012 to the preferred stockholders of record as of the close of business on December 10, 2012.

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

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate located in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of September 30, 2012, we owned a total of 63 buildings aggregating approximately 4.8 million square feet, which we purchased for an aggregate purchase price of approximately $402.0 million, including the assumption of mortgage loans payable of approximately $49.3 million, which includes mortgage premiums of approximately $1.1 million. As of September 30, 2012, our properties were approximately 92.6% leased to 97 tenants, the largest of which accounted for approximately 8.1% of our total annualized based rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ending December 31, 2010.

The following table summarizes by market our investments in real estate, including properties held for sale, as of September 30, 2012:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy Percentage as of September 30, 2012	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)
Los Angeles	11	1,031,973	21.6%	89.1%	$7,093	22.6%	$7.71	3.0	$111,927	[3]
Northern New Jersey/New York City	23	1,591,250	33.4%	94.1%	9,942	31.7%	6.64	3.6	121,862
San Francisco Bay Area	13	627,850	13.2%	91.6%	6,295	20.1%	10.94	4.6	79,511
Seattle	3	306,662	6.4%	100.0%	1,620	5.2%	5.28	6.6	24,800
Miami	9	842,592	17.7%	89.4%	4,170	13.3%	5.53	8.0	56,728
Washington, D.C./Baltimore	4	368,431	7.7%	98.2%	2,244	7.1%	6.20	6.5	27,037

Total/Weighted Average	63	4,768,758	100.0%	92.6%	$31,364	100.0%	$7.10	4.7	$421,865

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2012, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of September 30, 2012, weighted by the respective square footage.
[3]	Includes properties held for sale with a gross book value of approximately $12.2 million and accumulated depreciation and amortization of approximately $0.4 million as of September 30, 2012.

The following table summarizes our capital expenditures incurred during the three and nine months ended September 30, 2012 (dollars in thousands):

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Building improvements	$1,413	$6,033
Tenant improvements	406	1,437
Leasing commissions	5	548

Total capital expenditures (1)	$1,824	$8,018

[1]	Includes approximately $0.9 million and $4.7 million, respectively, related to leasing acquired vacancy and renovation projects at four properties.

Our top ten tenants based on annualized base rent as of September 30, 2012 are as follows:

	Tenant	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	YRC Worldwide	3	182,803	3.8%	$2,548	8.1%
2	Cepheid	2	101,080	2.1%	2,137	6.8%
3	H.D. Smith Wholesale Drug Company	1	211,418	4.4%	2,008	6.4%
4	Home Depot	1	413,092	8.7%	1,905	6.1%
5	Precision Custom Coatings	1	208,000	4.4%	1,637	5.2%
6	Miami International Freight Solutions	1	181,340	3.8%	1,043	3.3%
7	Avborne Accessory Group	1	137,594	2.9%	1,008	3.2%
8	Sohnen Enterprises	1	161,610	3.4%	994	3.2%
9	Northrop Grumman Systems	1	103,200	2.2%	941	3.0%
10	Banah International Group	1	301,983	6.3%	906	2.9%

	Total	13	2,002,120	42.0%	$15,127	48.2%

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30 2012, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place at September 30, 2012, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet [1]	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1,2]	% of Total Annualized Base Rent [1]
2012 (3 months)	118,232	2.5%	$1,056	3.0%
2013	866,594	18.2%	4,747	13.4%
2014	535,281	11.2%	4,080	11.5%
2015	560,276	11.7%	4,425	12.5%
2016	193,124	4.1%	1,329	3.8%
2017+	2,140,883	44.9%	19,802	55.8%

Total	4,414,390	92.6%	$35,439	100.0%

[1]	Includes leases that expire on or after September 30, 2012 and month-to-month leases totaling 60,000 square feet.
[2]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of September 30, 2012, multiplied by 12.

Recent Developments

Acquisition Activity

During the three months ended September 30, 2012, we acquired nine industrial buildings containing 577,261 square feet for a total purchase price of approximately $74.4 million. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable of approximately $9.8 million and borrowings under our credit facility. The following table sets forth the wholly-owned industrial properties we acquired during the three months ended September 30, 2012:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)
Caribbean	Sunnyvale, CA	July 3, 2012	3	171,707	$33,718
78th Avenue	Doral, FL	July 23, 2012	1	74,786	4,200
Manhattan Beach	Redondo Beach, CA	July 31, 2012	1	103,200	14,150
Carlton Court	South San Francisco, CA	August 2, 2012	1	24,277	3,575
Troy Hill	Elkridge, MD	August 17, 2012	1	65,697	6,664
26th Street	Miami, FL	September 25, 2012	2	137,594	12,100

Total			9	577,261	$74,407

Subsequent to September 30, 2012, we acquired one industrial building containing 84,961 square feet for a total purchase price of approximately $7.0 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings under our credit facility. The following table sets forth the wholly-owned industrial property we acquired subsequent to September 30, 2012:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)
Sweitzer	Laurel, MD	October 15, 2012	1	84,961	$6,950

Preferred Stock Offering

On July 19, 2012, we completed a public offering of 1,840,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), including 240,000 shares sold upon the exercise by the underwriters of their option to purchase additional shares, at a price per share of $25.00. The net proceeds of the offering were approximately $44.3 million after deducting the underwriting discount and other offering expenses of approximately $1.7 million. We used the net proceeds to reduce outstanding borrowings under our credit facility. Dividends on the Series A Preferred Stock are payable when, as and if authorized by our board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon our liquidation, dissolution or winding-up, senior to our common stock

Generally, we may not redeem the Series A Preferred Stock prior to July 19, 2017, except in limited circumstances relating to our ability to qualify as a REIT, and pursuant to a special optional redemption related to a specified change of control (as defined in the articles supplementary for the Series A Preferred Stock). On and after July 19, 2017, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared) up to but excluding the redemption date.

Distribution Activity

On November 6, 2012, our board of directors declared a cash dividend in the amount of $0.12 per share of our common stock payable on January 14, 2013 to the stockholders of record as of the close of business on December 31, 2012.

On November 6, 2012, our board of directors declared a dividend in the amount of $0.484375 per share of our Series A Preferred Stock payable on December 31, 2012 to the preferred stockholders of record as of the close of business on December 10, 2012.

Contractual Commitments

As of November 7, 2012, we had one outstanding contract with a third-party seller to acquire one industrial property and one outstanding contract with a third-party purchaser to sell one property as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire or sell the properties under contract because the proposed acquisition and disposition are subject to the completion of satisfactory due diligence, various closing conditions and, with respect to the acquisition, the consent of the mortgage lender.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants.

Our primary cash expenses consist of our property operating expenses, which include: real estate taxes, repairs and maintenance, management expenses, insurance, utilities, general and administrative expenses, which include compensation costs, office expenses, professional fees and other administrative expenses, acquisition costs, which include third-party costs paid to brokers and consultants, and interest expense, primarily on mortgage loans and our credit facility.

Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions at various times during the course of such periods. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition.

The analysis of our results below includes the changes attributable to same store properties. The same store pool includes all properties that were owned and in operations as of September 30, 2012 and since January 1, 2011 and excludes properties that were either disposed of or held for sale to a third party. As of September 30, 2012, the same store pool consisted of 11 properties aggregating approximately 2.2 million square feet. As of September 30, 2012, the non-same store properties, which we acquired or disposed of during the course of 2011 and 2012, consisted of 22 properties aggregating approximately 2.6 million square feet.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011:

	For the Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$3,009	$2,178	$831	38.2%
2011 and 2012 Acquisitions	4,186	1,199	2,987	249.1%

Total rental revenues	7,195	3,377	3,818	113.1%
Tenant expense reimbursements
Same store	775	692	83	12.0%
2011 and 2012 Acquisitions	1,096	328	768	234.1%

Total tenant expense reimbursements	1,871	1,020	851	83.4%

Total revenues	9,066	4,397	4,669	106.2%

Property operating expenses
Same store	1,087	1,282	(195)	(15.2)%
2011 and 2012 Acquisitions	1,355	339	1,016	299.7%

Total property operating expenses	2,442	1,621	821	50.6%

Net operating income (1)
Same store	2,697	1,588	1,109	69.8%
2011 and 2012 Acquisitions	3,927	1,188	2,739	230.6%

Total net operating income	$6,624	$2,776	$3,848	138.6%

Other costs and expenses
Depreciation and amortization	2,482	1,325	1,157	87.3%
General and administrative	1,606	1,040	566	54.4%
Acquisition costs	760	143	617	431.5%

Total other costs and expenses	4,848	2,508	2,340	93.3%

Other Income (Expense)
Interest and other income (expense)	33	(9)	42	n/a
Interest expense, including amortization	(1,604)	(795)	(809)	101.8%

Total other income and expenses	(1,571)	(804)	(767)	95.4%

Income from discontinued operations	317	268	49	18.3%

Net income (loss)	$522	$(268)	$790	n/a

[1]

Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of net operating income and same store net operating income from net income (loss) and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $4.7 million for the three months ended September 30, 2012 compared to the same period from the prior year. Approximately $0.9 million of this increase is from same store revenues mainly due to increased occupancy, as same store consolidated occupancy at quarter end increased to 92.8% in the third quarter of 2012 as compared to 68.4% from the same period in 2011. The remaining increase in total revenues is due to property acquisitions during 2011 and 2012. For the quarter ended September 30, 2012, approximately $0.7 million was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $0.8 million during the three months ended September 30, 2012 compared to the same period from the prior year. The increase in total property operating expenses was due to an increase of approximately $1.0 million attributable to property acquisitions during 2011 and 2012, which was partially offset by a decrease in same store property operating expenses of approximately $0.2 million.

Depreciation and amortization. Depreciation and amortization increased approximately $1.2 million during the three months ended September 30, 2012 compared to the same period from the prior year due to property acquisitions during 2011 and 2012.

General and administrative expenses. General and administrative expenses increased approximately $0.6 million for the three months ended September 30, 2012 compared to the same period from the prior year due primarily to an increase in compensation expense related to the LTIP awards.

Acquisition costs. Acquisition costs increased by approximately $0.6 million for the three months ended September 30, 2012 from the prior year period due to a higher number of property acquisitions during the three months ended September 30, 2012 as compared to the same period in the prior year.

Interest expense, including amortization. Interest expense increased approximately $0.8 million for the three months ended September 30, 2012 compared to the same period from the prior year due primarily to the assumption and origination of mortgage loans payable during 2011 and 2012, as well as borrowings under our credit facility.

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011:

	For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$8,708	$6,652	$2,056	30.9%
2011 and 2012 Acquisitions	9,190	1,575	7,615	483.5%

Total rental revenues	17,898	8,227	9,671	117.6%
Tenant expense reimbursements
Same store	2,224	2,155	69	3.2%
2011 and 2012 Acquisitions	2,411	393	2,018	513.5%

Total tenant expense reimbursements	4,635	2,548	2,087	81.9%

Total revenues	22,533	10,775	11,758	109.1%

Property operating expenses
Same store	3,581	3,957	(376)	(9.5)%
2011 and 2012 Acquisitions	2,771	486	2,285	470.2%

Total property operating expenses	6,352	4,443	1,909	43.0%

Net operating income (1)
Same store	7,351	4,850	2,501	51.6%
2011 and 2012 Acquisitions	8,830	1,482	7,348	495.8%

Total net operating income	$16,181	$6,332	$9,849	155.5%

Other costs and expenses
Depreciation and amortization	6,121	3,219	2,902	90.2%
General and administrative	4,907	4,128	779	18.9%
Acquisition costs	1,798	1,681	117	7.0%

Total other costs and expenses	12,826	9,028	3,798	42.1%

Other Income (Expense)
Interest and other income (expense)	36	(2)	38	n/a
Interest expense, including amortization	(3,732)	(1,627)	(2,105)	129.4%

Total other income and expenses	(3,696)	(1,629)	(2,067)	126.9%

Income from discontinued operations	853	790	63	8.0%

Net income (loss)	$512	$(3,535)	$4,047	n/a

[1]

Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of net operating income and same store net operating income from net income (loss) and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $11.8 million for the nine months ended September 30, 2012 compared to the same period from the prior year. Approximately $2.1 million of this increase is from same store revenues mainly due to increased occupancy, as same store consolidated occupancy at quarter end increased to 92.8% in the third quarter of 2012 as compared to 68.4% from the same period in 2011. The remaining increase in total revenues is due to property acquisitions during 2011 and 2012. For the nine months ended September 30, 2012, approximately $2.2 million was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $1.9 million during the nine months ended September 30, 2012 compared to the same period from the prior year. The increase in total property operating expenses was due to an increase of approximately $2.3 million attributable to property acquisitions during 2011 and 2012, which was partially offset by a decrease in same store property operating expenses of approximately $0.4 million. The decrease in same store property operating expenses was primarily due to a decrease in snow removal and security expenses from the prior year period.

Depreciation and amortization. Depreciation and amortization increased approximately $2.9 million during the nine months ended September 30, 2012 compared to the same period from the prior year due to property acquisitions during 2011 and 2012.

General and administrative expenses. General and administrative expenses increased approximately $0.8 million for the nine months ended September 30, 2012 compared to the same period from the prior year due primarily to an increase in compensation expense related to restricted stock amortization.

Acquisition costs. Acquisition costs increased by approximately $0.1 million for the nine months ended September 30, 2012 from the prior year period due to a higher number of property acquisitions during the nine months ended September 30, 2012 as compared to the same period in the prior year.

Interest expense, including amortization. Interest expense increased approximately $2.1 million for the nine months ended September 30, 2012 compared to the same period from the prior year due primarily to the assumption and origination of mortgage loans payable during 2011 and 2012, as well as borrowings under our credit facility and term loan payable.

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

We intend to preserve a flexible capital structure with a long-term goal to obtain an investment grade rating and be in a position to issue unsecured debt and additional perpetual preferred stock. Prior to attaining an investment grade rating, we intend to primarily utilize non-recourse debt secured by individual properties or pools of properties with a targeted maximum loan-to-value of 65% at the time of financing, or recourse bank term loans, credit facilities and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with term loans, mortgages, borrowings under our credit facility and perpetual preferred and common stock. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through borrowings under our credit facility, periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt, and with proceeds from the disposition of properties. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our credit facility and to access additional capital through issuances of equity and debt securities.

On January 13, 2012, we completed a public follow-on offering of 4,000,000 shares of our common stock at a price per share of $14.25. On February 13, 2012, we sold an additional 61,853 shares of our common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the offering, after deducting the underwriting discount and estimated offering costs, were approximately $54.7 million. We used approximately $41.0 million of the net proceeds to repay outstanding borrowings under our credit facility on January 13, 2012 and the remaining net proceeds were used to invest in industrial properties and for general business purposes.

On July 19, 2012, we completed a public offering of 1,840,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), including 240,000 shares sold upon the exercise by the underwriters of their option to purchase additional shares, at a price per share of $25.00. The net proceeds of the offering were approximately $44.3 million after deducting the underwriting discount and other offering expenses of approximately $1.7 million. We used the net proceeds to reduce outstanding borrowings under our credit facility. Dividends on the Series A Preferred Stock are payable when, as and if authorized by our board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon our liquidation, dissolution or winding-up, senior to our common stock

Generally, we may not redeem the Series A Preferred Stock prior to July 19, 2017, except in limited circumstances relating to our ability to qualify as a REIT, and pursuant to a special optional redemption related to a specified change of control (as defined in the articles supplementary for the Series A Preferred Stock). On and after July 19, 2017, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared) up to but excluding the redemption date.

As of September 30, 2012, we held for sale one property with an aggregate net book value approximately $11.8 million. The sale of the property is subject to various closing conditions. We separately report as discontinued operations the historical operating results attributable to properties sold or held for sale and the applicable gain or loss on the disposition of the properties. Income from discontinued operations totaled approximately $0.3 million for both the three months ended September 30, 2012 and 2011 and approximately $0.9 million and $0.8 million, respectively, for the nine months ended September 30, 2012 and 2011.

We have a $100.0 million revolving credit facility (the “Facility”). On June 15, 2012, we entered into a Third Amendment to our Amended and Restated Senior Revolving Credit Agreement with KeyBank National Association, as administrative agent and as a lender, and PNC Bank, National Association, and Union Bank, N.A., as lenders, to increase the Facility from $80.0 million to $100.0 million by exercising the accordion feature under the Facility. The amount available under our Facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The maturity date of our Facility is January 19, 2015, with one 12-month extension option exercisable by us, subject to, among other things, there being an absence of an event of default under the Facility and to our payment of an extension fee. Interest on our Facility is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 2.50% to 3.50%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. As of September 30, 2012, the applicable LIBOR margin was 2.50%. The Facility provides that outstanding borrowings are limited to the lesser of $100.0 million and 60.0% of the value of the borrowing base properties. Our Facility requires payment of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of our Facility. The unused facility fee was $52,000 and $84,000, respectively, for the three months ended September 30, 2012 and 2011 and $175,000 and $285,000, respectively, for the nine months ended September 30, 2012 and 2011. Our Facility includes a series of financial and other covenants requiring, among other things, the maintenance of maximum leverage ratios and minimum fixed coverage ratios that we must comply with in order to borrow under the Facility. We guarantee the obligations of the borrower (a wholly-owned subsidiary) under our Facility. As of September 30, 2012, there were approximately $51.4 million of borrowings outstanding and 13 properties were in the borrowing base under our Facility. As of December 31, 2011, there were approximately $41.0 million of borrowings outstanding under our Facility. We were in compliance with our financial covenants under the Facility at September 30, 2012 and December 31, 2011.

In August 2012, we repaid our $10.1 million senior secured term loan that was scheduled to mature on February 22, 2013 (the “Term Loan”) with proceeds from our Facility. As of December 31, 2011, the outstanding balance of the Term Loan was approximately $20.1 million.

As of September 30, 2012 and December 31, 2011, we had outstanding mortgage loans payable of approximately $106.9 million and $38.3 million, respectively, and held cash and cash equivalents totaling approximately $4.6 million and $3.2 million, respectively.

The following table summarizes our debt maturities, principal payments, market capitalization, capitalization ratios, EBITDA, Adjusted EBITDA, interest coverage and debt ratios as of and for the nine months ended September 30, 2012 (dollars in thousands):

	Credit Facility	Mortgage Loans Payable	Total Debt
2012 (3 months)	$—	$641	$641
2013	—	2,704	2,704
2014	—	12,004	12,004
2015	51,429	21,711	73,140
2016	—	2,076	2,076
Thereafter	—	66,979	66,979

Subtotal	51,429	106,115	157,544
Unamortized net premiums	—	782	782

Total Debt	$51,429	$106,897	$158,326

Weighted Average Interest Rate	2.7%	4.5%	3.9%

	Shares Outstanding [1]	Market Price [2]	Market Value
Common Stock	13,434,889	$15.80	$212,271
Preferred Stock ($25.00 per share liquidation preference)			46,000

Total Equity			258,271

Total Market Capitalization			$416,597

Total Debt-to-Total Investments in Properties [3]			37.5%
Total Debt-to-Total Market Capitalization [4]			38.0%
Total Debt and Preferred Stock-to-Total Market Capitalization [5]			49.0%
Floating Rate Debt as a % of Total Debt			32.5%
EBITDA [6]			$10,469
Adjusted EBITDA [7]			$13,279
Interest Coverage [8]			3.6	x
Fixed Charge Coverage [9]			3.0	x
Total Debt-to-Adjusted EBITDA [10]			7.0	x
Total Debt and Preferred Stock-to-Adjusted EBITDA [11]			9.0	x
Weighted Average Maturity (years)			4.8

[1]	Includes 149,995 shares of unvested restricted stock as of September 30, 2012.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on September 30, 2012 in dollars per share.
[3]

Total debt-to-total investments in properties is calculated as total debt, including premiums, divided by total investments in properties, including properties held for sale with a gross book value of approximately $12.2 million, as of September 30, 2012.

[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by total market capitalization as of September 30, 2012.
[5]

Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums, plus preferred stock at liquidation preference, divided by total market capitalization as of September 30, 2012.

[6]

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the nine months ended September 30, 2012. EBITDA for such period includes acquisition costs of approximately $1.8 million. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of EBITDA from net income (loss) and a discussion of why we believe EBITDA is a useful supplemental measure of our operating performance.

[7]

Earnings before interest, taxes, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the nine months ended September 30, 2012. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[8]

Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[9]

Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[10]

Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[11]

Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums, plus preferred stock divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2012:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
September 30, 2012	Common stock	$0.1200	August 3, 2012	October 5, 2012	October 26, 2012
September 30, 2012	Preferred stock	$0.3875	August 3, 2012	September 10, 2012	October 1, 2012
June 30, 2012	Common stock	$0.1200	May 4, 2012	July 9, 2012	July 23, 2012
March 31, 2012	Common stock	$0.1000	February 21, 2012	April 5, 2012	April 19, 2012

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage loans payable, draws on our Facility and common and preferred stock issuances. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs and corporate overhead costs.

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $7.1 million for the nine months ended September 30, 2012 compared to approximately $0.5 million for the nine months ended September 30, 2011. This increase in cash provided by operating activities is attributable to increased leasing activities and higher cash flows from property acquisitions during 2011 and 2012.

Cash From Investing Activities. Net cash used in investing activities was $148.0 million and $62.5 million, respectively, for the nine months ended September 30, 2012 and 2011, which consists primarily of cash paid for property acquisitions of $138.9 million and $57.0 million, respectively, and additions to buildings and improvements of approximately $8.8 million and $3.8 million, respectively .

Cash From Financing Activities. Net cash provided by financing activities was $142.3 million for the nine months ended September 30, 2012, which consists primarily of $99.0 million in net common and preferred stock issuance proceeds and borrowings on mortgage loans and the Facility of approximately $193.6 million, less payments on the Facility and Term Loan of approximately $143.3 million. Net cash provided by financing activities was $11.4 million for the nine months ended September 30, 2011, which consists primarily of approximately $27.1 million of borrowings on the Facility and Term Loan, less $7.0 million in deferred underwriting fee payments, $6.0 million of payments on the Facility and $1.9 million in dividend payments.

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

Contractual Obligations

As of November 7, 2012, we had one outstanding contract with a third-party seller to acquire one industrial property. There is no assurance that we will acquire the property under contract because the proposed acquisition is subject to the completion of satisfactory due diligence, various closing conditions and the consent of the mortgage lender. The following table summarizes certain information with respect to the property we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Miami	—	—	—	—
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area	—	—	—	—
Seattle	1	110,049	8,000	5,100
Washington, D.C./Baltimore	—	—	—	—

Total	1	110,049	$8,000	$5,100

As of September 30, 2012, we have entered into an agreement with a third-party purchaser to sell one property in our Los Angeles market for a sales price of approximately $17.2 million. There is no assurance that we will complete the sale of the property under contract because the proposed sale is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

The following table summarizes our contractual obligations due by period as of September 30, 2012 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$2,656	$20,969	$16,961	$65,529	$106,115
Debt Interest Payments	3,676	8,340	5,905	7,035	24,956
Purchase Obligations	8,000	—	—	—	8,000

Total	$14,332	$29,309	$22,866	$72,564	$139,071

Non-GAAP Financial Measures

We use the following non-GAAP financial measures that we believe are useful to investors as a key supplemental measure of our operating performance: funds from operations, or FFO, EBITDA, Adjusted EBITDA, net operating income, or NOI, same store NOI and cash-basis same store NOI. FFO, EBITDA, Adjusted EBITDA, NOI, same store NOI and cash-basis same store NOI should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. Further, our computation of FFO, EBITDA, Adjusted EBITDA, NOI, same store NOI and cash-basis same store NOI may not be comparable to FFO, EBITDA, Adjusted EBITDA, NOI, same store NOI and cash-basis same store NOI reported by other companies.

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

The following table reflects the calculation of FFO reconciled from net and comprehensive loss available to common stockholders for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands except per share data):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Net and comprehensive loss available to common stockholders	$(191)	$(268)	$77	(28.7)%	$(201)	$(3,535)	$3,334	(94.3)%
Depreciation and amortization
Depreciation and amortization from continuing operations	2,482	1,325	1,157	87.3%	6,121	3,219	2,902	90.2%
Depreciation related to discontinued operations	—	52	(52)	n/a	104	159	(55)	(34.6)%
Non-real estate depreciation	(34)	(24)	(10)	41.7%	(91)	(72)	(19)	26.4%
Allocation to participating securities (1)	(25)	(16)	(9)	56.3%	(62)	—	(62)	n/a

Funds from operations (2)	$2,232	$1,069	$1,163	108.8%	$5,871	$(229)	$6,100	n/a

Basic and diluted FFO per common share	$0.17	$0.12	$0.05	44.2%	$0.45	$(0.03)	$0.47	n/a

Weighted average basic and diluted common shares	13,284,894	9,174,274			13,084,978	9,157,444

[1]

To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 149,995 and 134,958 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2012 and 2011, respectively and to 146,414 and 0 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2012 and 2011, respectively.

[2]

Includes expensed acquisition costs of approximately $0.8 million and $0.1 million, respectively, for the three months ended September 30, 2012 and 2011 and approximately $1.8 million and $1.7 million, respectively, for the nine months ended September 30, 2012 and 2011.

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

The following table reflects the calculation of EBITDA and Adjusted EBITDA reconciled from net income (loss) for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Net income (loss)	$522	$(268)	$790	n/a	$512	$(3,535)	$4,047	n/a
Depreciation and amortization from continuing operations	2,482	1,325	1,157	87.3%	6,121	3,219	2,902	90.2%
Depreciation related to discontinued operations	—	52	(52)	n/a	104	159	(55)	(34.6)%
Interest expense, including amortization	1,604	795	809	101.8%	3,732	1,627	2,105	129.4%

EBITDA	$4,608	$1,904	$2,704	142.0%	$10,469	$1,470	$8,999	612.2%

Stock-based compensation	311	178	133	74.7%	1,012	996	16	1.6%
Acquisition costs	760	143	617	431.5%	1,798	1,681	117	7.0%

Adjusted EBITDA	$5,679	$2,225	$3,454	155.2%	$13,279	$4,147	$9,132	220.2%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of September 30, 2012 and since January 1, 2011 and excludes properties that were either disposed of or held for sale to a third party. As of September 30, 2012, the same store pool consisted of 11 properties aggregating approximately 2.2 million square feet. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding our operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income (loss) for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Net income (loss)	$522	$(268)	$790	n/a	$512	$(3,535)	$4,047	n/a
Depreciation and amortization from continuing operations	2,482	1,325	1,157	87.3%	6,121	3,219	2,902	90.2%
Income from discontinued operations	(317)	(268)	(49)	18.3%	(853)	(790)	(63)	8.0%
General and administrative	1,606	1,040	566	54.4%	4,907	4,128	779	18.9%
Acquisition costs	760	143	617	431.5%	1,798	1,681	117	7.0%
Total other income and expenses	1,571	804	767	95.4%	3,696	1,629	2,067	126.9%

Net operating income	6,624	2,776	3,848	138.6%	16,181	6,332	9,849	155.5%
Less non same store NOI	(3,927)	(1,188)	(2,739)	230.6%	(8,830)	(1,482)	(7,348)	495.8%

Same store NOI	$2,697	$1,588	$1,109	69.8%	$7,351	$4,850	$2,501	51.6%

Less straight-line rents and amortization of lease intangibles (1)	(591)	(116)	(475)	409.5%	(1,929)	(79)	(1,850)	2341.8%

Cash-basis same store NOI	$2,106	$1,472	$634	43.1%	$5,422	$4,771	$651	13.6%

[1]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

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

As of September 30, 2012, we had $51.4 million of borrowings outstanding under our Facility. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin, which interest rate was 2.72% as of September 30, 2012. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $128,573 annually on the total of the outstanding balances on our Facility as of September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement of Terreno Realty Corporation, as amended (as previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).
3.2	Articles Supplementary for Terreno Realty Corporation’s 7.75% Series A Cumulative Redeemable Preferred Stock (as previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on July 19, 2012 and incorporated herein by reference).
31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 7, 2012.
31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 7, 2012.
32.1**	18 U.S.C. § 1350 Certification dated November 7, 2012.
32.2**	18 U.S.C. § 1350 Certification dated November 7, 2012.
101***	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

November 7, 2012	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

November 7, 2012	By:	/s/ Michael A. Coke
Michael A. Coke
President and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement of Terreno Realty Corporation, as amended (as previously filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).
3.2	Articles Supplementary for Terreno Realty Corporation’s 7.75% Series A Cumulative Redeemable Preferred Stock (as previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on July 19, 2012 and incorporated herein by reference).
31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 7, 2012.
31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 7, 2012.
32.1**	18 U.S.C. § 1350 Certification dated November 7, 2012.
32.2**	18 U.S.C. § 1350 Certification dated November 7, 2012.
101***	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.