Form 10-K
period 2012-12-31
Terreno Realty Corp
filed 2013-02-15
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-34603

Terreno Realty Corporation

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1262675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

101 Montgomery Street, Suite 200 San Francisco, CA	94104
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 655-4580

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
7.75% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold, as of June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter: $193,145,298. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant).

The registrant had 13,434,558 shares of its common stock, $0.01 par value per share, outstanding as of February 15, 2013.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its 2013 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2012 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K

for the Year Ended December 31, 2012

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

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our company” or “the company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution (approximately 87.4% of our total portfolio square footage as of December 31, 2012), flex (including light industrial and research and development, or R&D) (approximately 10.3%) and trans-shipment (approximately 2.3%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2012, we owned 67 buildings aggregating approximately 5.1 million square feet, which we purchased for an aggregate purchase price of approximately $421.8 million, including the assumption of mortgage loans payable of approximately $55.1 million, which includes mortgage premiums of approximately $1.5 million. As of December 31, 2012, our properties were approximately 93.3% leased to 112 tenants, the largest of which accounted for approximately 6.8% of our total annualized base rent.

We are an internally managed Maryland Corporation. We were incorporated in November 2009 and on February 16, 2010, we completed both our initial public offering of 8,750,000 shares of our common stock and a concurrent private placement of an aggregate of 350,000 shares of our common stock to our executive officers at a price per share of $20.00. The net proceeds of our initial public offering were approximately $162.8 million after deducting the full underwriting discount of approximately $10.5 million and other offering expenses of approximately $1.7 million. We received net proceeds of approximately $7.0 million from our concurrent private placement.

On January 13, 2012, we completed a public follow-on offering of 4,000,000 shares of our common stock, including 93,000 shares purchased by our senior management and directors, at a price per share of $14.25. On February 13, 2012, we sold an additional 61,853 shares of our common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the offering, after deducting the underwriting discount and estimated offering costs, were approximately $54.7 million. We used approximately $41.0 million of the net proceeds to repay outstanding borrowings under our senior revolving credit facility on January 13, 2012 and used the remainder of the net proceeds to invest in industrial properties and for general business purposes.

On July 19, 2012, we completed a public offering of 1,840,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), including 240,000 shares sold upon the exercise by the underwriters of their option to purchase additional shares, at a price per share of $25.00. The net proceeds of the offering were approximately $44.3 million after deducting the underwriting discount and other offering expenses of approximately $1.7 million. We used the net proceeds to reduce outstanding borrowings under our senior revolving credit facility.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

Our Investment Strategy

We invest in industrial properties in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore.

As described in more detail in the table below, we invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate.

Industrial Facility General Characteristics

Warehouse / distribution

•	Single and multiple tenant facilities that typically serve tenants greater than 30,000 square feet of space

•	Generally less than 20% office space

•	Typical clear height from 18 feet to 36 feet

•	May include production/manufacturing areas

•	Adequate interior access via dock high and/or grade level doors

•	Adequate truck court for large and small truck distribution options, possibly including staging for a high volume of truck activity and/or trailer storage

Flex (including light industrial and R&D)

•	Single and multiple tenant facilities that typically serve tenants less than 30,000 square feet of space

•	Facilities generally accommodate both office and warehouse/manufacturing activities

•	Typically has a larger amount of office space and shallower bay depths than warehouse/distribution facilities

•	Adequate parking consistent with increased office use

•	Adequate interior access via grade level and/or dock high doors

•	Staging for moderate truck activity

•	Sometimes has a showroom, service center, or assembly/light manufacturing component

•	Enhanced landscaping

Trans-shipment

•	Includes truck terminals and airport on-tarmac facilities, which serve both single and multiple tenants

•	Typically has a high number of dock high doors, shallow bay depth and lower clear height

•	Staging for a high volume of truck activity and trailer storage

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

In general, we prefer to utilize local third party property managers for day-to-day property management. We believe outsourcing property management is cost effective and provides us with operational flexibility and is a source of acquisition opportunities. We currently manage one of our properties directly and may directly manage other properties in the future if we determine such direct property management is in our best interest.

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

The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2012, we acquired 19 unstabilized properties of which 11 have been stabilized. In addition, we have disposed of one property.

We may sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales will be reinvested into properties that are expected to provide better prospective returns or returned to shareholders.

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

•

Highly Aligned Compensation Structure. We believe that executive compensation should be closely aligned with long-term stockholder value creation. As a result, all of the incentive compensation of our executive officers is based solely on our total shareholder return exceeding the total shareholder return of the MSCI U.S. REIT Index or the FTSE NAREIT Equity Industrial Index.

•	Commitment to Strong Corporate Governance. We are committed to strong corporate governance, as demonstrated by the following:

•	all members of our board of directors serve annual terms;

•	we have adopted a majority voting standard in non-contested director elections;

•	we have opted out of two Maryland anti-takeover provisions and, in the future, we may not opt back in to these provisions without stockholder approval;

•	we designed our ownership limits solely to protect our status as a REIT and not for the purpose of serving as an anti-takeover device; and

•

we have no stockholder rights plan. In the future, we will not adopt a stockholder rights plan unless our stockholders approve in advance the adoption of such a plan or, if adopted by our board of directors, we will submit the stockholder rights plan to our stockholders for a ratification vote within 12 months of adoption or the plan will terminate.

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

Our Corporate Structure

We are a Maryland corporation formed on November 6, 2009 and have been publicly held and subject to U.S. Security and Exchange Commission, or SEC, reporting obligations since 2010. We are not structured as an Umbrella Partnership Real Estate Investment Trust, or UPREIT. We own our properties indirectly through subsidiaries and may utilize one or more taxable REIT subsidiaries as appropriate.

Our Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2010. We believe that our organization and method of operation has enabled and will continue to enable us to meet the requirements for qualification and taxation as a REIT for federal income tax purposes. To maintain REIT status we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our net taxable income to our stockholders, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on REIT taxable income we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property and the income of our taxable REIT subsidiaries, if any, will be subject to taxation at regular corporate rates. We do not currently own any taxable REIT subsidiaries but may in the future.

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

In general, we utilize local third party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues. As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on us, or (2) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. We were not aware of any significant or material exposures as of December 31, 2012 and 2011.

Employees

As of February 15, 2013 we have thirteen employees. None of our employees is a member of any union.

Available Information

We maintain an internet website at the following address: http://terreno.com. The information on our website is neither part of nor incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge, on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and exhibits and amendments to these reports, and Section 16 filings. Our Code of Business Conduct and Ethics is also available on our website. We intend to disclose any amendments or waivers to our Code of Business Conduct and Ethics that apply to any of our executive officers on our website. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. You may also obtain our reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov.

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

We intend to acquire industrial properties in our six target markets. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. In addition, we cannot assure you of the availability of investment opportunities in our targeted markets at attractive pricing levels or at all. In the event that such opportunities are not available in our targeted markets as we expect, our ability to execute our business plan may be adversely affected. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including pension funds and their advisors, bank and insurance company investment accounts, other public and private real estate investment companies and REITs, real estate limited partnerships, owner-users, individuals and other entities engaged in real estate investment activities, some of which have a history of operations, greater financial resources than we do and a greater ability to borrow funds to acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire properties as we desire or the purchase price may be significantly elevated.

In addition, we expect to finance future acquisitions through a combination of borrowings under our senior revolving credit facility, term loan and the use of retained cash flows, long-term debt and the issuance of common and perpetual preferred stock, which may not be available at all or on advantageous terms and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock and our preferred stock.

We may make acquisitions, which pose integration and other risks that could harm our business.

We may be required to incur debt and expenditures and issue additional shares of our common stock or preferred stock to pay for industrial properties that we acquire, which may dilute our stockholders’ ownership interests and may reduce or eliminate our profitability. These acquisitions may also expose us to risks such as:

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

In addition, to qualify as a REIT, we are required to distribute at least 90% of our taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our stockholders, and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and development, if any, or other capital expenditures will be limited. As of December 31, 2012, we had a $100.0 million senior revolving credit facility to finance acquisitions and for working capital requirements. Terreno guarantees the obligations of the borrower (a wholly-owned subsidiary) under the senior revolving credit facility. The senior revolving credit facility, as amended on January 17, 2013, matures on January 19, 2016 and provides for one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default and to our payment of an extension fee. As of December 31, 2012, there were $65.4 million of borrowings outstanding on the senior revolving credit facility.

The availability and timing of cash distributions is uncertain.

In 2011 and 2012, we made quarterly distributions to holders of our common stock and beginning in September 2012, to holders of our preferred stock and we intend to continue to pay regular quarterly distributions. However, we bear all expenses incurred by our operations, and the funds generated by our operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such cash for working capital. Our ability to make distributions to our stockholders also will depend on our levels of retained cash flows, which we intend to use as a source of investment capital. We cannot assure our stockholders that sufficient funds will be available to pay distributions. Our corporate strategy is to fund the payment of quarterly distributions to our stockholders entirely from distributable cash flows. However, we may fund our quarterly distributions to our stockholders from a combination of available cash flows, net of recurring capital expenditures, and proceeds from borrowings. In the event we are unable to consistently fund future quarterly distributions to our stockholders entirely from distributable cash flows the value of our shares may be negatively impacted.

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

In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions of the specific markets in which we operate and particularly of the markets in which we have significant concentrations of properties. If the downturn in the economy in the real estate market or any of our markets persists and we fail to accurately predict the timing of economic improvement in these markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially adversely affected. As of December 31, 2012, approximately 34.3% of our buildings were located in Northern New Jersey / New York City, representing approximately 32.0% of our total annualized base rent.

We may be unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire.

We cannot assure you that leases at our properties will be renewed or that such properties will be re-leased at net effective rental rates equal to or above the then current average net effective rental rates. If the rental rates for our properties decrease, our tenants do not renew their leases or we do not re-lease a significant portion of our available space, including vacant space resulting from tenant defaults, and space for which leases are scheduled to expire, our financial condition, results of operations, cash flows, cash available for distribution to stockholders, per share trading price of our common stock and preferred stock and our ability to satisfy our debt service obligations could be materially adversely affected. In addition, if we are unable to renew leases or re-lease a property, the resale value of that property could be diminished because the market value of a particular property will depend in part upon the value of the leases of such property.

We face potential adverse effects from the bankruptcies or insolvencies of tenants or from tenant defaults generally.

We are dependent on tenants for our revenues, including certain significant tenants. Moreover, certain of our properties are occupied by a single tenant, and the income produced by these properties depends on the financial stability of that tenant. The bankruptcy or insolvency of the tenants at our properties, or tenant defaults generally, may adversely affect the income produced by our properties. The tenants, particularly those that are highly leveraged, could file for bankruptcy protection or become insolvent in the future. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy. On the other hand, a bankrupt tenant may reject and terminate its lease with us. In such case, our claim against the bankrupt tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flows and results of operations and could cause us to reduce the amount of distributions to stockholders.

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

We review the carrying value of our properties when circumstances, such as adverse market conditions, indicate potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses would have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations, cash available for distribution, including cash available for us to pay distributions to our stockholders and per share trading price of our common stock and preferred stock.

We utilize local third party managers for day-to-day property management for the majority of our properties.

In general, we prefer to utilize local third party managers for day-to-day property management, although we currently manage one of our properties directly and may directly manage more of our properties in the future. To the extent we utilize third party managers, our cash flows from our industrial properties may be adversely affected if our managers fail to provide quality services. In addition, our managers or their affiliates may manage, and in some cases may own, invest in or provide credit support or operating guarantees to industrial properties that compete with our industrial properties, which may result in conflicts of interest and decisions regarding the operation of our industrial properties that are not in our best interests.

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

Debt service obligations could adversely affect our overall operating results, may require us to sell industrial properties and could adversely affect our ability to make distributions to our stockholders and the market price of our shares of common stock and preferred stock.

Our business strategy contemplates the use of both non-recourse secured debt and unsecured debt to finance long-term growth. As of December 31, 2012, we had total debt outstanding of approximately $177.0 million, which consisted of our senior revolving credit facility and mortgage loans payable. While over the long-term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 40% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. Over the long-term, we also intend to maintain a fixed charge coverage ratio in excess of 2.0x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness. Our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:

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

•	the terms of any refinancing will not be as favorable as the terms of the debt being refinanced; and

•	the use of leverage could adversely affect our ability to make distributions to our stockholders and the market price of our shares of common stock and preferred stock.

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

We have a senior revolving credit facility, which includes a $100.0 million revolving credit facility and a $50.0 million term loan. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our senior revolving credit facility. Our senior revolving credit facility and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will limit or restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. For example, our senior revolving credit facility restricts distributions if we are in default and otherwise limits our fiscal year distributions to 95% of our funds from operations. The covenants in our debt agreements may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. In addition, the failure of at least one of our chief executive officer and our president and chief financial officer or any successors approved by the administrative agent to continue to be active in our day-to-day management constitutes an event of default under our senior revolving credit facility. We have 120 days under our senior revolving credit facility to hire a successor executive reasonably satisfactory to the administrative agent in the event that both our chief executive officer and our president and chief financial officer or any successors cease to be active in our management. If we violate covenants or if there is an event of default under our senior revolving credit facility, our existing mortgage loans payable or in our future agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap contracts and swap agreements. These agreements have costs and involve the risks that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

We may acquire and/or redevelop properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Such investments may involve risks not otherwise present with other methods of investment in real estate. We generally will seek to maintain sufficient control of our partnerships, limited liability companies and joint ventures to permit us to achieve our business objectives; however, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock and our preferred stock.

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

The capital and credit markets have experienced extreme volatility and disruption in recent years, which has made it more difficult to borrow money or raise equity capital. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all. In addition, our future access to the equity markets could be limited. Any such financing or refinancing issues could materially and adversely affect us. Market turmoil and tightening of credit in recent years have also led to an increased lack of consumer confidence and widespread reduction of business activity generally, which also could materially and adversely impact us, including our ability to acquire and dispose of assets on favorable terms or at all. The volatility in capital and credit markets may also have a material adverse effect on the market price of our common stock and preferred stock.

We may not acquire the industrial properties that we have entered into agreements to acquire.

We have entered into agreements with third-party sellers to acquire three industrial buildings containing an aggregate of approximately 178,783 square feet as more fully described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions and there is no assurance that such proposed acquisitions, if completed, will be completed on the timeframe we expect. If we do not complete the acquisition of the properties under contract, we will have incurred expenses without our stockholders realizing any benefit from the acquisition of such properties.

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

We compete with other developers, owners and operators of real estate, some of which own properties similar to our properties in the same markets and submarkets in which the properties we own are located. If our competitors offer space at rental rates below current market rates or below the rental rates we will charge the tenants of our properties, we may lose potential tenants, and we may be pressured to reduce our rental rates in order to retain tenants when such tenants’ leases expire. In addition, if our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at all or at favorable pricing or on favorable terms. As a result of these actions by our competitors, our financial condition, cash flows, cash available for distribution, trading price of our common stock and preferred stock and ability to satisfy our debt service obligations could be materially adversely affected.

Real estate investments are not as liquid as other types of assets, which may reduce economic returns to investors.

Real estate investments are not as liquid as other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic, financial, investment or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. In addition, we intend to comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax bases and the costs of improvements made to these properties, and meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets or contribute assets to property funds or other entities in which we have an ownership interest may be restricted. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic, financial, investment or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the market price of, our common stock and preferred stock.

Uninsured or underinsured losses relating to real property may adversely affect our returns.

We will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, hurricanes, fires, earthquakes and other natural disasters, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.

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

We own properties located in areas which are known to be subject to hurricane and/or flood risk. Although we carry replacement-cost hurricane and/or flood hazard insurance on all of our properties located in areas historically subject to such activity, subject to coverage limitations and deductibles that we believe are commercially reasonable, we may not be able to obtain coverage to cover all losses with respect to such properties on economically favorable terms, which could expose us to uninsured casualty losses. We intend to evaluate our insurance coverage annually in light of current industry practice.

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

Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, including removing access barriers, then our cash flows and the amounts available for distributions to our stockholders may be adversely affected. If we are required to make substantial modifications to our properties, whether to comply with the Americans with Disabilities Act or other changes in governmental rules and regulations, our financial condition, cash flows, results of operations, the market price of our shares of common stock and preferred stock and our ability to make distributions to our stockholders could be adversely affected.

We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect the return on an investment in our common stock and our preferred stock.

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

Our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of the board of directors without a vote of our stockholders. In addition, the board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal and regulatory requirements, including the listing standards of the NYSE. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flows, per share trading price of our common stock and preferred stock and ability to satisfy our debt service obligations and to pay distributions to our stockholders.

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

For taxable years beginning after December 31, 2012, the maximum tax rate for qualified dividends payable to individual U.S. stockholders is (i) 15% if such individual’s modified adjusted gross income is below $400,000 for single individuals, $450,000 for married individuals filing jointly or surviving spouses, $425,000 for heads of households, or $225,000 for married individuals filing separately; or (ii) 20% for all other U.S. individuals. Dividends payable by REITs, however, are generally not eligible for the reduced rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock and preferred stock.

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

Risks Related to Our Common Stock and Our Preferred Stock

Level of cash distributions, market interest rates and other factors may affect the value of our common stock and our preferred stock.

The market value of the equity securities of a REIT is based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and upon the real estate market value of the underlying assets. Our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flows for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock. In addition, the price of our common stock and our preferred stock will be influenced by the dividend yield on the common stock and preferred stock relative to market interest rates and the dividend yields of other REITs. An increase in market interest rates, which are currently at low levels relative to historical rates, could cause the market price of our common stock or our preferred stock to go down. The trading price of the shares of common stock and preferred stock will also depend on many other factors, which may change from time to time, including:

•	the market for similar securities;

•	the attractiveness of REIT securities in comparison to the securities of other companies, taking into account, among other things, the higher tax rates imposed on dividends paid by REITs;

•	government action or regulation;

•	our issuance of debt or preferred equity securities;

•	changes in earnings estimates by analysts and our ability to meet analysts’ earnings estimates;

•	general economic conditions; and

•	our financial condition, performance and prospects.

The number of shares of our common stock available for future sale could adversely affect the market price of our common stock and our preferred stock and have a dilutive effect to our existing stockholders.

Sales of substantial amounts of shares of our common stock and preferred stock in the public market or the perception that such sales might occur could adversely affect the market price of the shares of our common stock and preferred stock, respectively. The vesting of any restricted stock granted to certain directors, executive officers and other employees under our 2010 Equity Incentive Plan, the issuance of our common stock in connection with property, portfolio or business acquisitions and other issuances of our common stock and preferred stock could have an adverse effect on the market price of our common stock and preferred stock. Future sales of shares of our common stock or preferred stock may be dilutive to existing stockholders.

The market price and trading volume of our common stock and preferred stock may be volatile.

The market price of our common stock and preferred stock may be volatile. In addition, the trading volume in our common stock and preferred stock may fluctuate and cause significant price variations to occur. If the market price of our common stock or preferred stock declines significantly, you may be unable to resell your shares at or above the price you paid for such shares. We cannot assure you that the market price of our common stock or preferred stock will not fluctuate or decline significantly in the future.

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock and preferred stock include:

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

Future offerings of debt, which would be senior to our common stock and preferred stock upon liquidation, and/or preferred stock which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock or preferred stock, as applicable .

As of December 31, 2012, we had a $100.0 million senior revolving credit facility to finance acquisitions and for working capital requirements with outstanding borrowings of $65.4 million and had total mortgage loans payable of approximately $111.6 million. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our senior revolving credit facility. Upon liquidation, holders of our debt securities and shares of preferred stock, including our Series A Preferred Stock, and lenders with respect to other borrowings, including our existing mortgage loans payable, will receive distributions of our available assets prior to the holders of our common stock. In addition, holders of our debt securities and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our Series A Preferred Stock. Additional equity offerings may dilute the holdings of our existing stockholders and/or reduce the market price of our common stock or our preferred stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock has a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock or preferred stock and diluting their stock holdings in us.

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

As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will increase or even be maintained over time, any of which could materially and adversely affect the market price of our shares of common stock and preferred stock.

Our shares of common stock rank junior to our Series A Preferred Stock.

Our shares of common stock rank junior to our Series A Preferred Stock with respect to dividends and upon liquidation, dissolution or winding up, which could limit or restrict our ability to make distributions on our common stock. In certain circumstances, following a change of control of our company, holders of our Series A Preferred Stock will be entitled to convert their shares of Series A Preferred Stock into a specified number of shares of common stock, subject to our option to redeem the Series A Preferred Stock for cash at $25.00 per share plus accrued and unpaid dividends. Holders of our shares of common stock are not entitled to preemptive rights or other protections against dilution. We may in the future attempt to increase our capital resources by making additional offerings of equity securities, including additional classes or series of preferred stock, which would likely have preferences with respect to dividends or upon dissolution that are senior to our shares of common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors, many of which are beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. Thus, our common stockholders bear the risk of our future offerings reducing the market price of our shares of common stock and diluting their interest in us.

The change of control conversion feature of the Series A Preferred Stock may make it more difficult for a party to take over our company or discourage a party from taking over our company.

Upon the occurrence of a change of control (as defined in the Articles Supplementary for the Series A Preferred Stock) the result of which our common stock or the common securities of the acquiring or surviving entity are not listed on the NYSE, NYSE Amex or NASDAQ, holders of the Series A Preferred Stock will have the right (unless, prior to the change of control conversion date, we have provided or provide notice of our election to redeem the Series A Preferred Stock) to convert some or all of their Series A Preferred Stock into shares of our common stock (or equivalent value of alternative consideration). Upon such a conversion, the holders will be limited to a maximum number of shares of our common stock equal to the share cap of 3.2446 multiplied by the number of shares of Series A Preferred Stock converted. The change of control conversion feature of the Series A Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for our company or of delaying, deferring or preventing certain change of control transactions of our company under circumstances that stockholders may otherwise believe are in their best interests.

Our ability to pay dividends is limited by the requirements of Maryland law.

Our ability to pay dividends on our stock is limited by the laws of the State of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on our stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our outstanding stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2012, we owned 67 buildings aggregating approximately 5.1 million square feet. The properties are located in Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington D.C./Baltimore. As of December 31, 2012, our properties were approximately 93.3% leased to 112 tenants, the largest of which accounted for approximately 6.8% of our total annualized base rent. Our focus is on the ownership of several types of industrial real estate, including warehouse/distribution (approximately 87.4% of our total portfolio square footage as of December 31, 2012), flex (including light industrial and R&D) (approximately 10.3%) and trans-shipment (approximately 2.3%). See “Our Investment Strategy – Industrial Facility General Characteristics” in this Annual Report on Form 10-K for a general description of these types of industrial real estate. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K, for a detailed listing of our properties.

The following table summarizes by market our investments in real estate as of December 31, 2012:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of December 31, 2012	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)
Los Angeles	12	1,096,422	21.6%	91.7%	$6,169	19.5%	$6.13	2.1	$114,763
Northern New Jersey/New York City	23	1,591,250	31.4%	96.3%	10,121	32.0%	6.61	3.7	122,778
San Francisco Bay Area	14	675,083	13.3%	84.2%	6,052	19.1%	10.65	5.0	84,027
Seattle	4	416,711	8.2%	100.0%	2,199	7.0%	5.28	4.9	33,423
Miami	9	842,592	16.6%	90.8%	4,233	13.4%	5.54	7.7	56,317
Washington, D.C./Baltimore	5	453,392	8.9%	98.5%	2,847	9.0%	6.37	5.6	34,040

Total/Weighted Average	67	5,075,450	100.0%	93.3%	$31,621	100.0%	$6.68	4.4	$445,348

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2012, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2012, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three months and years ended December 31, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2012	2011	2012	2011
Building improvements	$1,179	$1,947	$7,020	$5,311
Tenant improvements	190	315	1,638	966
Leasing commissions (1)	102	2,013	742	2,847

Total capital expenditures (2)	$1,471	$4,275	$9,400	$9,124

[1]

Excludes approximately $0.8 million in write-offs for the three months and year ended December 31, 2012 related to the tenant default as described under the heading “Recent Developments” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

[2]

Includes approximately $0.2 million and $4.7 million, respectively, related to leasing acquired vacancy and renovation projects at four properties for the three months and year ended December 31, 2012 and $3.1 million and $4.3 million, respectively, at three properties for the three months and year ended December 31, 2011.

The following table summarizes the anticipated lease expirations for leases in place at December 31, 2012, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet [1]	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1,2]	% of Total Annualized Base Rent [1]
2013	596,916	11.8%	$3,711	10.5%
2014	979,582	19.3%	6,080	17.3%
2015	862,824	17.0%	5,358	15.2%
2016	196,011	3.9%	1,349	3.8%
2017	154,603	3.0%	1,190	3.4%
2018+	1,944,376	38.3%	17,551	49.8%

Total	4,734,312	93.3%	$35,239	100.0%

[1]	Includes leases that expire on or after December 31, 2012 and month-to-month leases totaling 71,000 square feet.
[2]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of December 31, 2012, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of December 31, 2012, leases representing approximately 11.8% of the total rentable square footage of our portfolio are scheduled to expire during the year ending December 31, 2013. In general, we continue to see improving demand for industrial space in most of our markets. We currently expect that on average, the rental rates we are likely to achieve on any new (re-leased) or renewed leases for our 2013 expirations will generally be flat to slightly below the rates currently being paid for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or slightly below the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 87.5% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top ten tenants based on annualized base rent as of December 31, 2012 are as follows:

	Tenant	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	Cepheid	2	101,080	2.0%	$2,146	6.8%
2	H.D. Smith Wholesale Drug Company	1	211,418	4.2%	2,008	6.4%
3	Home Depot	1	413,092	8.1%	1,905	6.0%
4	Precision Custom Coatings	1	208,000	4.1%	1,668	5.3%
5	YRC Worldwide	2	61,252	1.2%	1,260	4.0%
6	Miami International Freight Solutions	1	192,454	3.8%	1,107	3.5%
7	Avborne Accessory Group	1	137,594	2.7%	1,008	3.2%
8	Sohnen Enterprises	1	161,610	3.2%	994	3.1%
9	Northrop Grumman Systems	1	103,200	2.0%	941	3.0%
10	Banah International Group (2)	1	301,983	6.0%	906	2.8%

	Total	12	1,891,683	37.3%	$13,943	44.1%

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2012, multiplied by 12.
[2]

Subsequent to December 31, 2012, the Company filed an eviction proceeding against Banah International Group as described under the heading “Recent Developments” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

As of December 31, 2012, 15 of our 36 properties with a net investment book value of approximately $219.5 million were encumbered by mortgage loans payable totaling approximately $111.6 million, which bear interest at a weighted average fixed annual rate of 4.55%.

Item 3.	Legal Proceedings.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Our Common Stock and Related Stockholder Matters.

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TRNO”. The following table sets forth, for the indicated periods, the high and low closing prices for our common stock, as reported on the NYSE and the per share dividends declared:

Year	High	Low	Dividend
2012
First Quarter	$15.25	$13.75	$0.10
Second Quarter	15.11	13.40	0.12
Third Quarter	16.10	14.64	0.12
Fourth Quarter	15.79	14.20	0.12
2011
First Quarter	$18.60	$16.55	$0.10
Second Quarter	17.05	16.22	0.10
Third Quarter	17.04	12.83	0.10
Fourth Quarter	15.74	11.42	0.10

As of February 1, 2013, there were approximately 2,039 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.

Distribution Policy

We intend to pay regular quarterly distributions when, as and if authorized by our board of directors and declared by us. Our ability to make distributions to our stockholders also will depend on our levels of retained cash flows, which we intend to use as a source of investment capital. In order to qualify for taxation as a REIT, we must distribute to our stockholders an amount at least equal to:

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

The timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors, including:

•	actual results of operations;

•	our level of retained cash flows;

•	any debt service requirements;

•	capital expenditure requirements for our properties;

•	our taxable income;

•	the annual distribution requirement under the REIT provisions of the Code;

•	the amount required to declare and pay in cash or set aside for the payment of dividends on our Series A Preferred Stock for all past dividend periods that have ended;

•	our operating expenses;

•	restrictions on the availability of funds under Maryland law; and

•	other factors that our board of directors may deem relevant.

In addition, our senior revolving credit facility has a covenant limiting our maximum REIT distribution paid to a percentage of our funds from operations before acquisition costs of 95% for each fiscal year (subject to distribution payments necessary to preserve our REIT status beginning in fiscal 2012. The percentage limitation was 110% for fiscal 2010 and 100% for fiscal 2011). To the extent that, in respect of any calendar year, cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable share distribution or distribution of debt securities. Income as computed for purposes of the tax rules described above will not necessarily correspond to our income as determined for financial reporting purposes.

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

The following table sets forth the cash dividends paid or payable during the years ended December 31, 2012 and 2011:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2012	Common stock	$0.100000	February 21, 2012	April 5, 2012	April 19, 2012
June 30, 2012	Common stock	$0.120000	May 4, 2012	July 9, 2012	July 23, 2012
September 30, 2012	Common stock	$0.120000	August 3, 2012	October 5, 2012	October 26, 2012
September 30, 2012	Preferred stock	$0.387500	August 3, 2012	September 10, 2012	October 1, 2012
December 31, 2012	Common stock	$0.120000	November 6, 2012	December 31, 2012	January 14, 2013
December 31, 2012	Preferred stock	$0.484375	November 6, 2012	December 10, 2012	December 31, 2012

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2011	Common stock	$0.100000	February 17, 2011	April 5, 2011	April 19, 2011
June 30, 2011	Common stock	$0.100000	May 18, 2011	July 6, 2011	July 20, 2011
September 30, 2011	Common stock	$0.100000	August 11, 2011	October 6, 2011	October 20, 2011
December 31, 2011	Common stock	$0.100000	November 8, 2011	January 6, 2012	January 20, 2012

Unregistered Sale of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
October 1, 2012 - October 31, 2012	—		$—	N/A	N/A
November 1, 2012 - November 30, 2012	331	(1)	14.61	N/A	N/A
December 1, 2012 - December 31, 2012	—		—	N/A	N/A

	331		$14.61	N/A	N/A

[1]	Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.

Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from February 10, 2010 (the first day our stock began trading on the NYSE) to December 31, 2012 with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index and the FTSE NAREIT Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on February 10, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data derived from our audited consolidated financial statements as of December 31, 2012 and 2011, for the years ended December 31, 2012 and 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K beginning on page F-1 (dollars in thousands, except share and per share amounts):

	For the Year Ended December 31,		Period from February 16, 2010 (Commencement of Operations) to December 31, 2010
	2012	2011
Operating Data
Total revenues	$31,173	$16,005	$3,589
Total costs and expenses	26,760	18,179	8,828
Income (loss) from continuing operations	(1,022)	(4,788)	(5,699)
Income from discontinued operations	1,050	1,059	309
Gain on sales of real estate investments	4,037	—	—
Net and comprehensive income (loss) available to common stockholders	2,437	(3,729)	(5,390)
Earnings per Common Share - Basic and Diluted:
Income (loss) from continuing operations available to common stockholders	$(0.20)	$(0.52)	$(0.63)
Income from discontinued operations	0.39	0.11	0.04

Net income (loss) available to common stockholders	$0.19	$(0.41)	$(0.59)

Dividends declared per common share	$0.46	$0.40	$—
Dividends declared per preferred share	0.87	—	—
Basic and Diluted Weighted Average Common Shares Outstanding	13,135,440	9,161,805	9,112,000
Other Data
Funds from operations [1]	$7,435	$1,056	$(4,209)
Basic and diluted FFO per common share [1]	0.57	0.12	(0.46)
Cash flows provided by (used in):
Operating activities	$9,749	$2,149	$(2,019)
Investing activities	(160,180)	(105,884)	(116,581)
Financing activities	153,112	49,731	175,852
Balance Sheet Data
Investments in real estate at cost	$445,348	$264,584	$136,363
Total assets	445,318	267,049	194,382
Total debt	177,044	99,315	17,676
Total stockholders’ equity	255,274	159,011	165,499

[1]

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures,” in this Annual Report on Form 10-K for a reconciliation to net and comprehensive income (loss) to common stockholders and a discussion of why we believe FFO is a useful supplemental measure of operating performance, ways in which investors might use FFO when assessing our financial performance, and FFO’s limitations as a measurement tool.

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

Overview

We acquire, own and operate industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution (approximately 87.4% of our total portfolio square footage as of December 31, 2012), flex (including light industrial and R&D) (approximately 10.3%) and trans-shipment (approximately 2.3%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. As of December 31, 2012, we owned 67 buildings aggregating approximately 5.1 million square feet, which we purchased for an aggregate purchase price of approximately $421.8 million, including the assumption of mortgage loans payable of approximately $55.1 million, which includes mortgage premiums of approximately $1.5 million. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ending December 31, 2010.

Our Investment Strategy

We invest in industrial properties in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate.

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

In general, we prefer to utilize local third party property managers for day-to-day property management and as a source of acquisition opportunities. We believe outsourcing property management is cost effective and provides us with operational flexibility. We currently manage one of our properties directly and may directly manage other properties in the future if we determine such direct property management is in our best interest.

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

The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2012, we acquired 19 unstabilized properties of which 11 have been stabilized. In addition, we have disposed of one property.

We may sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value and/or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales will be reinvested into properties that are expected to provide better prospective returns or returned to shareholders.

2012 Developments

Acquisition Activity

During the year ended December 31, 2012, we acquired 22 industrial buildings containing 1,781,402 square feet for a total purchase price of approximately $180.9 million. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable of approximately $14.8 million and borrowings under our senior revolving credit facility. The following table sets forth the wholly-owned industrial properties we acquired during the year ended December 31, 2012:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Global Plaza	Sterling, VA	March 16, 2012	1	68,989	$6,100	7.5%
Garfield	Commerce, CA	May 30, 2012	5	545,299	52,400	6.0%
Whittier	Whittier, CA	June 12, 2012	1	161,610	16,100	5.5%
Caribbean	Sunnyvale, CA	July 3, 2012	3	171,707	33,718	7.1%
78th Avenue	Doral, FL	July 23, 2012	1	74,786	4,200	7.2%
Manhattan Beach	Redondo Beach, CA	July 31, 2012	1	103,200	14,150	6.0%
Carlton Court	South San Francisco, CA	August 2, 2012	1	24,277	3,575	5.1%
Troy Hill	Elkridge, MD	August 17, 2012	1	65,697	6,664	7.1%
26th Street	Miami, FL	September 25, 2012	2	137,594	12,100	7.4%
Sweitzer	Laurel, MD	October 15, 2012	1	84,961	6,950	7.6%
17600 West Valley Highway	Tukwila, WA	December 14, 2012	1	110,049	8,000	6.3%
631 Brennan	San Jose, CA	December 19, 2012	1	47,233	4,176	7.4%
South Main	Carson, CA	December 20, 2012	3	186,000	12,750	8.4%

Total/Weighted Average			22	1,781,402	$180,883	6.6%

[1]	Excludes intangible liabilities and mortgage premiums totaling approximately $4.2 million. The total aggregate investment was approximately $185.3 million.
[2]

Stabilized cap rates are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence, lease intangible adjustments, estimated acquisition capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in this Annual Report on Form 10-K.

Disposition Activity

During the year ended December 31, 2012, we sold one property located in San Bernardino, CA for a sales price of approximately $17.0 million, resulting in a gain of approximately $4.0 million.

Public Follow-on Offering

On January 13, 2012, we completed a public follow-on offering of 4,000,000 shares of our common stock at a price per share of $14.25, including 93,000 shares that were sold in the offering to our executive and senior officers and members of our board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. On February 13, 2012, we sold an additional 61,853 shares of our common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the offering were approximately $54.7 million after deducting the underwriting discount and offering costs of approximately $3.1 million. We used approximately $41.0 million of the net proceeds to repay outstanding borrowings under our senior revolving credit facility and the remaining net proceeds were used to invest in industrial properties and for general business purposes.

Preferred Stock Offering

On July 19, 2012, we completed a public offering of 1,840,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), including 240,000 shares sold upon the exercise by the underwriters of their option to purchase additional shares, at a price per share of $25.00. The net proceeds of the offering were approximately $44.3 million after deducting the underwriting discount and other offering expenses of approximately $1.7 million. We used the net proceeds to reduce outstanding borrowings under our credit facility. Dividends on the Series A Preferred Stock are payable when, as and if authorized by our board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon our liquidation, dissolution or winding-up, senior to our common stock.

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

Amendments to Our Senior Revolving Credit Facility

On January 19, 2012, we entered into a Second Amendment to Amended and Restated Senior Revolving Credit Agreement (the “Facility”) with KeyBank National Association, as the administrative agent and as a lender and the other lenders thereunder, which provided for certain modifications to our $80.0 million revolving credit facility. The amendment extended the maturity date to January 19, 2015 and provided for one 12-month extension option exercisable by us, subject to, among other things, there being an absence of an event of default under the Facility and to our payment of an extension fee. The amendment provided that outstanding borrowings were limited to the lesser of $80.0 million and 60% of the value of the borrowing base properties (50% prior to the amendment). Interest on the Facility continued to generally be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin was amended to range from 2.50% to 3.50% (3.00% to 4.25% prior to the amendment) depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.

On June 15, 2012, we entered into a Third Amendment to our Facility with KeyBank National Association, as administrative agent and as a lender, and PNC Bank, National Association, and Union Bank, N.A., as lenders, to increase our Facility from $80.0 million to $100.0 million by exercising the accordion feature under the Facility. The amendment provided that outstanding borrowings under the Facility were limited to the lesser of $100.0 million or 60.0% of the value of the borrowing base properties. The amount available under the Facility could be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make additional amounts available. The Facility continued to require payment of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of the Facility. We continued to guarantee the obligations of the borrower (a wholly-owned subsidiary) under the Facility.

As set forth under “Recent Developments-Term Loan and Amendment to Senior Credit Agreement” below, we entered into a Second Amended and Restated Senior Credit Agreement on January 17, 2013, which provides for certain amendments to the Facility and a term loan.

Secured Financings

On January 30, 2012, we entered into a $20.1 million non-recourse mortgage loan at a fixed annual interest rate of 3.79% that matures on February 5, 2019. The mortgage loan is secured by five of our properties aggregating approximately 442,000 square feet. A portion of the loan proceeds was used to pay down our senior secured term loan (the “Term Loan”). The remaining loan proceeds were used to invest in industrial properties and for general business purposes.

On June 26, 2012, we entered into a $39.8 million non-recourse mortgage loan at a fixed annual interest rate of 3.65% that matures on March 5, 2020. The mortgage loan is secured by three of our properties. The loan proceeds were used to reduce outstanding borrowings under the Facility and for general business purposes.

In August 2012, we repaid our senior secured term loan, which had an outstanding balance of approximately $10.1 million, that was scheduled to mature on February 22, 2013 with proceeds from the Facility.

Distribution Activity

The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2012:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2012	Common stock	$0.100000	February 21, 2012	April 5, 2012	April 19, 2012
June 30, 2012	Common stock	$0.120000	May 4, 2012	July 9, 2012	July 23, 2012
September 30, 2012	Common stock	$0.120000	August 3, 2012	October 5, 2012	October 26, 2012
September 30, 2012	Preferred stock	$0.387500	August 3, 2012	September 10, 2012	October 1, 2012
December 31, 2012	Common stock	$0.120000	November 6, 2012	December 31, 2012	January 14, 2013
December 31, 2012	Preferred stock	$0.484375	November 6, 2012	December 10, 2012	December 31, 2012

Recent Developments

Term Loan and Amendment to Senior Credit Agreement

On January 17, 2013, we entered into a Second Amended and Restated Senior Credit Agreement (the “Amended Facility”) with KeyBank National Association, as administrative agent and as a lender, KeyBanc Capital Markets, as a lead arranger, and PNC Bank, National Association, Union Bank, N.A. and Regions Bank as lenders (collectively the “Lenders”) to add a five-year $50.0 million term loan and amend our existing $100.0 million Facility.

The five-year $50.0 million term loan maturity date under the Amended Facility is January 16, 2018 and we will have up to six months to borrow the full $50.0 million. The amendment extends the maturity date for the $100.0 million Facility under the Amended Facility to January 2016 and provides for one 12-month extension option exercisable by the Company, subject, among other things, to there being an absence of an event of default under the Amended Facility and to our payment of an extension fee. Interest on the Amended Facility, including the term loan, will continue to generally be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility. The applicable LIBOR margin was reduced to a range from 1.65% to 2.65% depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The aggregate amount of the Amended Facility may be increased to a total of up to $300.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The Amended Facility continues to be guaranteed by the Company and by substantially all of the borrower’s current and to-be-formed subsidiaries that own a “borrowing base property.” In addition, the Amended Facility continues to be secured by a pledge of the borrower’s equity interests in the subsidiaries that hold each of the borrowing base properties. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $100.0 million revolving credit facility amount and the $50.0 million term loan amount or (ii) 60% of the value of the borrowing base properties.

Tenant Default

On January 29, 2013, we filed an eviction proceeding against Banah International Group, our tenant at 10th Avenue located in Hialeah, FL, for failure to pay December 2012 and January 2013 rent. As a result, we incurred charges during the year ended December 31, 2012 of approximately $45,000 related to the bad-debt reserve of outstanding accounts receivable, approximately $1.1 million related to the write-off of deferred rent receivable and approximately $0.4 million related to the write-off of capitalized leasing commissions, net of deferred lease commissions payable. As of December 31, 2012, Banah International Group represented approximately 2.8% of our annualized base rent. Any ultimate recovery of damages, including past due rent, is undetermined at this time. We currently expect that the rental rates we are likely to achieve on any new leases for this space will generally be equal to or above the rental rates under the lease with Banah International Group. We cannot provide assurance, however, that the space will be re-leased at all or at rental rates equal to or above the current rental rate.

Contractual Commitments

Currently we have three contracts with third-party sellers to acquire three industrial properties as described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

Outlook

Industrial rents have stopped falling in our markets and in most cases are rising modestly. Nevertheless, with national availability likely ending 2012 near 13% and new speculative development beginning in some markets, it will take time before most markets exhibit significant rent growth. We see a growing set of acquisition opportunities. In the intermediate term we expect to grow our portfolio to optimize our operating efficiency, increase our shareholder liquidity and position us to achieve an investment grade credit rating to broaden our access to capital. We remain mindful, however, that it is per share, rather than aggregate, results that matter. We believe in the long-term operating prospects of our functional, infill coastal assets. We believe in sound balance sheet management. We believe in the benefits of our market-leading corporate governance and exceptionally aligned executive management compensation.

The primary source of our operating revenues and earnings is rents received from tenants under operating leases at our properties, including reimbursements from tenants for certain operating costs. We seek long-term earnings growth primarily through increasing rents and operating income at existing properties and acquiring properties in our six target markets. We intend to seek to grow our portfolio by utilizing one or more of cash on hand, future borrowings under our credit facility, future sales of common or preferred equity and future placements of secured or unsecured debt. In the first two months of 2013, we have amended our credit facility and entered into three contracts to acquire three industrial properties, all as described in this Annual Report on Form 10-K.

Inflation

Although the U.S. economy has been experiencing relatively modest inflation rates recently, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, approximately 50.2% our current leases expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 87.5% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

Our primary cash expenses consist of our property operating expenses, which include: real estate taxes, repairs and maintenance, management expenses, insurance, utilities, general and administrative expenses, which include compensation costs, office expenses, professional fees and other administrative expenses, acquisition costs, which include third-party costs paid to brokers and consultants, and interest expense, primarily on mortgage loans and our Facility.

Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions at various times during the course of such periods. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition.

The analysis of our results below for the years ended December 31, 2012 and 2011 includes the changes attributable to same store properties. The same store pool for the comparison of the 2012 and 2011 fiscal years includes all properties that were owned and in operation as of December 31, 2012 and since January 1, 2011 and excludes properties that were either disposed of or held for sale to a third party. As of December 31, 2012, the same store pool consisted of 11 properties aggregating approximately 2.2 million square feet. As of December 31, 2012, the non-same store properties, which we acquired or disposed of during the course of 2011 and 2012, consisted of 25 properties aggregating approximately 2.9 million square feet.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011:

	For the Year Ended December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$10,397	$8,901	$1,496	16.8%
2011 and 2012 Acquisitions	14,109	3,350	10,759	321.2%

Total rental revenues	24,506	12,251	12,255	100.0%
Tenant expense reimbursements
Same store	2,922	2,970	(48)	(1.6)%
2011 and 2012 Acquisitions	3,745	784	2,961	377.7%

Total tenant expense reimbursements	6,667	3,754	2,913	77.6%

Total revenues	31,173	16,005	15,168	94.8%

Property operating expenses
Same store	4,707	5,182	(475)	(9.2)%
2011 and 2012 Acquisitions	4,279	921	3,358	364.6%

Total property operating expenses	8,986	6,103	2,883	47.2%

Net operating income (1)
Same store	8,612	6,689	1,923	28.7%
2011 and 2012 Acquisitions	13,575	3,213	10,362	322.5%

Total net operating income	$22,187	$9,902	$12,285	124.1%

Other costs and expenses
Depreciation and amortization	9,133	4,688	4,445	94.8%
General and administrative	6,403	5,407	996	18.4%
Acquisition costs	2,238	1,981	257	13.0%

Total other costs and expenses	17,774	12,076	5,698	47.2%

Other Income (Expense)
Interest and other income (expense)	37	(2)	39	n/a
Interest expense, including amortization	(5,472)	(2,612)	(2,860)	109.5%

Total other income and expenses	(5,435)	(2,614)	(2,821)	107.9%

Income from discontinued operations	5,087	1,059	4,028	380.4%

Net income (loss)	$4,065	$(3,729)	$7,794	n/a

[1]

Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of net operating income and same store net operating income from net income (loss) and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $15.2 million for the year ended December 31, 2012 compared to the prior year. Approximately $1.4 million, net of approximately $1.1 million due to the write-off related to the tenant default, of this increase is from same store revenues mainly due to increased occupancy, as same store consolidated occupancy at year end increased to 93.0% as of December 31, 2012 as compared to 90.3% from the same period in 2011. The remaining increase in total revenues is due to property acquisitions during 2011 and 2012. For the quarter and year ended December 31, 2012, approximately $0.4 million and $1.9 million, respectively was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $2.9 million during the year ended December 31, 2012 compared to the same period from the prior year. The increase in total property operating expenses was due to an increase of approximately $3.4 million attributable to property acquisitions during 2011 and 2012, which was partially offset by a decrease in same store property operating expenses of approximately $0.5 million. The decrease in same store property operating expenses was primarily due to a decrease in snow removal and security expenses from the prior year period.

Depreciation and amortization. Depreciation and amortization increased approximately $4.4 million, including approximately $0.3 million of write-offs related to the tenant default, during the year ended December 31, 2012 compared to the same period from the prior year due to property acquisitions during 2011 and 2012.

General and administrative expenses. General and administrative expenses increased approximately $1.0 million for the year ended December 31, 2012 compared to the prior year due primarily to an increase in compensation expense related to a higher number of employees in 2012.

Acquisition costs. Acquisition costs increased by approximately $0.3 million for the year ended December 31, 2012 from the prior year due to a higher volume of property acquisitions during the year ended December 31, 2012 as compared to the prior year.

Interest expense, including amortization. Interest expense increased approximately $2.9 million for the year ended December 31, 2012 compared to the prior year due primarily to the assumption and origination of mortgage loans payable during 2011 and 2012, as well as borrowings under our Facility and term loan payable.

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

	For the Year Ended December 31, 2011	Period from February 16, 2010 (Commencement of Operations) to December 31, 2010	$ Change	% Change
Rental revenues	$12,251	$2,762	$9,489	343.6%
Tenant expense reimbursements	3,754	827	2,927	353.9%

Total revenues	16,005	3,589	12,416	345.9%

Property operating expenses	6,103	1,216	4,887	401.9%

Total net operating income	$9,902	$2,373	$7,529	317.3%

Other costs and expenses
Depreciation and amortization	4,688	1,201	3,487	290.3%
General and administrative	5,407	4,122	1,285	31.2%
Acquisition costs	1,981	2,289	(308)	(13.5)%

Total other costs and expenses	12,076	7,612	4,464	58.6%

Other Income (Expense)
Interest and other income (expense)	(2)	64	(66)	n/a
Interest expense, including amortization	(2,612)	(524)	(2,088)	398.5%

Total other income and expenses	(2,614)	(460)	(2,154)	468.3%

Income from discontinued operations	1,059	309	750	242.7%

Net income (loss)	$(3,729)	$(5,390)	$1,661	(30.8)%

Revenues. Total revenues increased by approximately $12.4 million to $16.0 million for the year ended December 31, 2011 from $3.6 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010. This increase is due primarily to property acquisitions during 2010 and 2011. In addition, for the quarter and year ended December 31, 2011, approximately $0.1 million and $0.9 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Property operating expenses increased by approximately $4.9 million to $6.1 million for the year ended December 31, 2011 from $1.2 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010. This increase is due primarily to property acquisitions during 2010 and 2011.

Depreciation and amortization. Depreciation and amortization increased by approximately $3.5 million to $4.7 million for the year ended December 31, 2011 from $1.2 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010. This increase is due to property acquisitions during 2010 and 2011.

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

Interest expense, including amortization. Interest expense increased by approximately $2.1 million to $2.6 million for the year ended December 31, 2011 from $0.5 million for the period from February 16, 2010 (commencement of operations) to December 31, 2010. This increase is due primarily to the assumption of $39.5 million in mortgage loans payable during 2010 and 2011, as well as borrowings on our Facility and term loan payable in 2011.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with term loans, mortgages, borrowings under our Facility, perpetual preferred and common stock issuance and, from time to time, property sales. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through borrowings under our Facility, periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt, and with proceeds from the disposition of properties. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our credit facility and to access additional capital through issuances of equity and debt securities.

On January 13, 2012, we completed a public follow-on offering of 4,000,000 shares of our common stock, including 93,000 shares purchased by our senior management and directors, at a price per share of $14.25. On February 13, 2012, we sold an additional 61,853 shares of our common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the offering, after deducting the underwriting discount and estimated offering costs, were approximately $54.7 million. We used approximately $41.0 million of the net proceeds to repay outstanding borrowings under our credit facility on January 13, 2012 and the remaining net proceeds were used to invest in industrial properties and for general business purposes.

On July 19, 2012, we completed a public offering of 1,840,000 shares of our Series A Preferred Stock, including 240,000 shares sold upon the exercise by the underwriters of their option to purchase additional shares, at a price per share of $25.00. The net proceeds of the offering were approximately $44.3 million after deducting the underwriting discount and other offering expenses of approximately $1.7 million. We used the net proceeds to reduce outstanding borrowings under our Facility. Dividends on the Series A Preferred Stock are payable when, as and if authorized by our board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon our liquidation, dissolution or winding-up, senior to our common stock.

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

We have a $100.0 million Facility as of December 31, 2012. The following is a description of our Facility as of December 31, 2012 prior to our entry into an amendment to the Facility on January 17, 2013, which is discussed under the heading “Recent Developments”. The Facility was previously amended in 2012 as discussed under the heading “2012 Developments”. The amount available under our Facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amount. The maturity date of our Facility is January 19, 2015, with one 12-month extension option exercisable by us, subject to, among other things, there being an absence of an event of default under the Facility and to our payment of an extension fee. Interest on our Facility is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin ranges from 2.50% to 3.50%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. As of December 31, 2012, the applicable LIBOR margin was 2.50%. The Facility provides that outstanding borrowings are limited to the lesser of $100.0 million and 60.0% of the value of the borrowing base properties. Our Facility requires payment of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of our Facility. The unused facility fee was $204,000, $359,000 and $197,000, respectively, for the years ended December 31, 2012 and 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010. Our Facility includes a series of financial and other covenants requiring, among other things, the maintenance of maximum leverage ratios and minimum fixed coverage ratios that we must comply with in order to borrow under the Facility. We guarantee the obligations of the borrower (a wholly-owned subsidiary) under our Facility. As of December 31, 2012, there were approximately $65.4 million of borrowings outstanding and 12 properties were in the borrowing base under our Facility. As of December 31, 2011, there were approximately $41.0 million of borrowings outstanding under our Facility. We were in compliance with our financial covenants under the Facility at December 31, 2012 and 2011.

As set forth under “Recent Developments-Term Loan and Amendment to Senior Credit Agreement” above, we entered into a Second Amended and Restated Senior Credit Agreement on January 17, 2013, which provides for certain amendments to the Facility and a new term loan.

During the year ended December 31, 2012, we repaid our senior secured term loan that was scheduled to mature on February 22, 2013 with proceeds from our Facility and mortgage loans. As of December 31, 2011, the outstanding balance of the senior secured term loan was approximately $20.1 million.

As of December 31, 2012 and 2011, we had outstanding mortgage loans payable of approximately $111.6 million and $38.3 million, respectively, and held cash and cash equivalents totaling approximately $5.9 million and $3.2 million, respectively.

The following table summarizes our debt maturities, principal payments, market capitalization, capitalization ratios, EBITDA, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the year ended December 31, 2012 (dollars in thousands):

	Credit Facility	Mortgage Loans Payable	Total Debt
2013	$—	$2,852	$2,852
2014	—	12,161	12,161
2015	65,429	21,878	87,307
2016	—	6,649	6,649
2017	—	1,916	1,916
Thereafter	—	65,063	65,063

Subtotal	65,429	110,519	175,948
Unamortized net premiums	—	1,096	1,096

Total Debt	$65,429	$111,615	$177,044

Weighted Average Interest Rate	2.7%	4.6%	3.9%

	Shares Outstanding[1]	Market Price [2]	Market Value
Common Stock	13,434,558	$15.44	$207,430
Preferred Stock ($25.00 per share liquidation preference)			46,000

Total Equity			253,430

Total Market Capitalization			$430,474

Total Debt-to-Total Investments in Properties [3]			39.8%
Total Debt-to-Total Market Capitalization [4]			41.1%
Total Debt and Preferred Stock-to-Total Market Capitalization [5]			51.8%
Floating Rate Debt as a % of Total Debt			37.0%
EBITDA [6]			$14,737
Adjusted EBITDA [7]			$18,096
Interest Coverage [8]			3.3 x
Fixed Charge Coverage [9]			2.6 x
Total Debt-to-Adjusted EBITDA [10]			9.2 x
Total Debt and Preferred Stock-to-Adjusted EBITDA [11]			11.6 x
Weighted Average Maturity (years)			4.3

[1]	Includes 149,125 shares of unvested restricted stock as of December 31, 2012.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on December 31, 2012 in dollars per share.
[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums, divided by total investments in properties as of December 31, 2012.
[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by total market capitalization as of December 31, 2012.
[5]

Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums, plus preferred stock at liquidation preference, divided by total market capitalization as of December 31, 2012.

[6]

Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization (“EBITDA”) for the year ended December 31, 2012. EBITDA for such period includes acquisition costs of approximately $2.2 million. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of EBITDA from net income (loss) and a discussion of why we believe EBITDA is a useful supplemental measure of our operating performance.

[7]

Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the year ended December 31, 2012. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[8]

Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[9]

Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[10]

Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[11]

Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums, plus preferred stock divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2012 and 2011. No dividends were paid during the period from February 16, 2010 (commencement of operations) to December 31, 2010:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2012	Common stock	$0.100000	February 21, 2012	April 5, 2012	April 19, 2012
June 30, 2012	Common stock	$0.120000	May 4, 2012	July 9, 2012	July 23, 2012
September 30, 2012	Common stock	$0.120000	August 3, 2012	October 5, 2012	October 26, 2012
September 30, 2012	Preferred stock	$0.387500	August 3, 2012	September 10, 2012	October 1, 2012
December 31, 2012	Common stock	$0.120000	November 6, 2012	December 31, 2012	January 14, 2013
December 31, 2012	Preferred stock	$0.484375	November 6, 2012	December 10, 2012	December 31, 2012

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2011	Common stock	$0.100000	February 17, 2011	April 5, 2011	April 19, 2011
June 30, 2011	Common stock	$0.100000	May 18, 2011	July 6, 2011	July 20, 2011
September 30, 2011	Common stock	$0.100000	August 11, 2011	October 6, 2011	October 20, 2011
December 31, 2011	Common stock	$0.100000	November 8, 2011	January 6, 2012	January 20, 2012

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage loans payable, draws on our Facility and common and preferred stock issuances. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs, corporate overhead costs and common and preferred stock dividends.

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $9.7 million for the year ended December 31, 2012 compared to approximately $2.1 million for the year ended December 31, 2011. This increase in cash provided by operating activities is attributable to increased rental revenues from new leases at existing properties and higher cash flows from the operations of properties acquired during 2012.

Cash From Investing Activities. Net cash used in investing activities was $160.2 million and $105.9 million, respectively, for the years ended December 31, 2012 and 2011, which consists primarily of cash paid for property acquisitions of $166.0 million and $96.9 million, respectively, and additions to buildings and improvements of approximately $10.2 million and $7.7 million, respectively, offset by proceeds from sales of real estate investments of approximately $16.3 million for the year ended December 31, 2012.

Cash From Financing Activities. Net cash provided by financing activities was $153.1 million for the year ended December 31, 2012, which consists primarily of $98.9 million in net common and preferred stock issuance proceeds and borrowings on mortgage loans and the Facility of approximately $222.6 million, less payments on the Facility and Term Loan of approximately $158.3 million. Net cash provided by financing activities was $49.7 million for the year ended December 31, 2011, which consists primarily of approximately $67.1 million of borrowings on the Facility and Term Loan, less $7.0 million in deferred underwriting fee payments, $6.0 million of payments on the Facility and $2.8 million in dividend payments.

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

Property Acquisitions. Upon acquisition of a property, which are accounted for as business combinations, we estimate the fair value of acquired tangible assets (consisting generally of land, buildings and improvements) and intangible assets and liabilities (consisting generally of the above and below-market leases and the origination value of all in-place leases). We determine fair values using replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition. Acquisition-related costs associated with business combinations are expensed as incurred.

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of our management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and our estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rent revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition.

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. We determine the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on our understanding of market conditions and the experience of our management team. Actual results could differ significantly from our estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk.

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

Income Taxes. We elected to be taxed as a REIT under the Code and operate as such beginning with our taxable year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.

Stock-Based Compensation and Other Long-Term Incentive Compensation. We follow the provisions of ASC 718, Compensation-Stock Compensation, to account for our stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. We have adopted the 2010 Equity Plan, which provides for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as a general and administrative expense in the financial statements and measured at the fair value of the award on the date of grant. We estimate the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award.

In addition, we have awarded long-term incentive target awards to our executives that are payable in shares of our common stock after the conclusion of each pre-established performance measurement period. The amount that may be earned under the long-term incentive plan is variable depending on the relative total shareholder return of our stock as compared to the total shareholder return of the MSCI U.S. REIT Index and the FTSE NAREIT Equity Industrial Index over the pre-established performance measurement period. We estimate the fair value of the long-term incentive target awards using a Monte Carlo simulation model on the date of grant and at each reporting period. These awards are recognized as compensation expense over the requisite performance period based on the fair value of the award at the balance sheet date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Currently we have three outstanding contracts with third-party sellers to acquire three industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Miami	1	49,300	5,122	—
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area	1	60,900	8,400	—
Seattle	1	68,583	6,450	—
Washington, D.C./Baltimore	—	—	—	—

Total	3	178,783	$19,972	$—

The following table summarizes our contractual obligations due by period as of December 31, 2012 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$2,125	$86,718	$21,577	$65,528	$175,948
Debt Interest Payments	3,737	8,694	5,649	6,369	24,449
Operating lease commitments	227	472	497	1,208	2,404
Purchase Obligations	19,972	—	—	—	19,972

Total	$26,061	$95,884	$27,723	$73,105	$222,773

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

The following table reflects the calculation of FFO reconciled from net and comprehensive income (loss) for the three months ended December 31, 2012, 2011 and 2010 and for the years ended December 31, 2012 and 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010 (dollars in thousands except per share data):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
Net and comprehensive income (loss)	$2,662	$(194)	$2,856	n/a	$(194)	$(598)	$404	(67.6)%
Gain on sales of real estate investments	(4,037)	—	(4,037)	n/a	—	—	—	n/a
Depreciation and amortization
Depreciation and amortization from continuing operations	3,012	1,469	1,543	105.0%	1,469	774	695	89.8%
Depreciation related to discontinued operations	—	52	(52)	n/a	52	62	(10)	(16.1)%
Non-real estate depreciation	(56)	(26)	(30)	115.4%	(26)	(25)	(1)	4.0%
Allocation to participating securities (1)	(18)	(16)	(2)	12.5%	(16)	(4)	(12)	300.0%

Funds from operations (2)	$1,563	$1,285	$278	21.6%	$1,285	$209	$1,076	514.8%

Basic and diluted FFO per common share	$0.12	$0.14	$(0.02)	(14.3)%	$0.14	$0.02	$0.12	600.0%

Weighted average basic and diluted common shares	13,285,181	9,174,747			9,174,747	9,112,000

	For the Year Ended December 31,				For the Year Ended December 31, 2011	Period from February 16, 2010 (Commencement of Operations) to December 31, 2010
	2012	2011	$ Change	% Change			$ Change	% Change
Net and comprehensive income (loss)	$2,461	$(3,729)	$6,190	n/a	$(3,729)	$(5,390)	$1,661	(30.8)%
Gain on sales of real estate investments	(4,037)	—	(4,037)	n/a	—	—	—	n/a
Depreciation and amortization
Depreciation and amortization from continuing operations	9,133	4,688	4,445	94.8%	4,688	1,201	3,487	290.3%
Depreciation related to discontinued operations	104	211	(107)	(50.7)%	211	62	149	240.3%
Non-real estate depreciation	(147)	(98)	(49)	50.0%	(98)	(82)	(16)	19.5%
Allocation to participating securities (1)	(79)	(16)	(63)	393.8%	(16)	—	(16)	n/a

Funds from operations (2)	$7,435	$1,056	$6,379	604.1%	$1,056	$(4,209)	$5,265	n/a

Basic and diluted FFO per common share	$0.57	$0.12	$0.45	375.0%	$0.12	$(0.46)	$0.58	n/a

Weighted average basic and diluted common shares	13,135,440	9,161,805			9,161,805	9,112,000

[1]

To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 149,532, 134,958 and 148,973 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2012, 2011 and 2010, respectively, and 147,200 and 138,440 for the years ended December 31, 2012 and 2011, respectively, and 0 for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

[2]

Includes expensed acquisition costs of approximately $0.4 million, $0.3 million and $0.4 million, respectively, for the three months ended December 31, 2012, 2011 and 2010 and approximately $2.2 million, $2.0 million and $2.3 million, respectively, for the years ended December 31, 2012 and 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

We compute EBITDA as earnings before interest, taxes, gains (losses) from sales of property and depreciation and amortization. We compute Adjusted EBITDA as earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation. We believe that presenting EBITDA and Adjusted EBITDA provides useful information to investors regarding our operating performance because they are measures of our operations on an unleveraged basis before the effects of tax, non-cash depreciation and amortization expense (and acquisition costs and stock-based compensation with regard to Adjusted EBITDA). By excluding interest expense, EBITDA and Adjusted EBITDA allow investors to measure our operating performance independent of our capital structure and indebtedness and, therefore, allow for more meaningful comparison of our operating performance between quarters as well as annual periods and for the comparison of our operating performance to that of other companies, both in the real estate industry and in other industries. As we are currently in a growth phase, acquisition costs are excluded from Adjusted EBITDA to allow for the comparison of our operating performance to that of stabilized companies.

The following table reflects the calculation of EBITDA and Adjusted EBITDA reconciled from net income (loss) for the three months ended December 31, 2012, 2011 and 2010 and for the years ended December 31, 2012 and 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
Net income (loss)	$3,553	$(194)	$3,747	n/a	$(194)	$(598)	$404	(67.6)%
Gain on sales of real estate investments	(4,037)	—	(4,037)	n/a	—	—	—	n/a
Depreciation and amortization from continuing operations	3,012	1,469	1,543	105.0%	1,469	774	695	89.8%
Depreciation related to discontinued operations	—	52	(52)	n/a	52	62	(10)	(16.1)%
Interest expense, including amortization	1,740	985	755	76.6%	985	287	698	243.2%

EBITDA	$4,268	$2,312	$1,956	84.6%	$2,312	$525	$1,787	340.4%

Stock-based compensation	109	206	(97)	(47.1)%	206	228	(22)	(9.6)%
Acquisition costs	440	300	140	46.7%	300	383	(83)	(21.7)%

Adjusted EBITDA	$4,817	$2,818	$1,999	70.9%	$2,818	$1,136	$1,682	148.1%

	For the Year Ended December 31,				For the Year Ended December 31, 2011	Period from February 16, 2010 (Commencement of Operations) to December 31, 2010
	2012	2011	$ Change	% Change			$ Change	% Change
Net income (loss)	$4,065	$(3,729)	$7,794	n/a	$(3,729)	$(5,390)	$1,661	(30.8)%
Gain on sales of real estate investments	(4,037)	—	(4,037)	n/a	—	—	—	n/a
Depreciation and amortization from continuing operations	9,133	4,688	4,445	94.8%	4,688	1,201	3,487	290.3%
Depreciation related to discontinued operations	104	211	(107)	(50.7)%	211	62	149	240.3%
Interest expense, including amortization	5,472	2,612	2,860	109.5%	2,612	524	2,088	398.5%

EBITDA	$14,737	$3,782	$10,955	289.7%	$3,782	$(3,603)	$7,385	n/a

Stock-based compensation	1,121	1,202	(81)	(6.7)%	1,202	784	418	53.3%
Acquisition costs	2,238	1,981	257	13.0%	1,981	2,289	(308)	(13.5)%

Adjusted EBITDA	$18,096	$6,965	$11,131	159.8%	$6,965	$(530)	$7,495	n/a

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of December 31, 2012 and since January 1, 2011 and excludes properties that were either disposed of or held for sale to a third party. As of December 31, 2012, the same store pool consisted of 11 properties aggregating approximately 2.2 million square feet. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding our operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income (loss) for the three months and the years ended December 31, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended December 31,				For the Year Ended December 31,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Net income (loss)	$3,553	$(194)	$3,747	n/a	$4,065	$(3,729)	$7,794	n/a
Depreciation and amortization from continuing operations	3,012	1,469	1,543	105.0%	9,133	4,688	4,445	94.8%
Income from discontinued operations	(4,234)	(269)	(3,965)	1474.0%	(5,087)	(1,059)	(4,028)	380.4%
General and administrative	1,496	1,279	217	17.0%	6,403	5,407	996	18.4%
Acquisition costs	440	300	140	46.7%	2,238	1,981	257	13.0%
Total other income and expenses	1,739	985	754	76.5%	5,435	2,614	2,821	107.9%

Net operating income	6,006	3,570	2,436	68.2%	22,187	9,902	12,285	124.1%
Less non same store NOI	(4,745)	(1,731)	(3,014)	174.1%	(13,575)	(3,213)	(10,362)	322.5%

Same store NOI	$1,261	$1,839	$(578)	(31.4)%	$8,612	$6,689	$1,923	28.7%

Less straight-line rents and amortization of lease intangibles (1)	753	37	716	1935.1%	(1,176)	(42)	(1,134)	2700.0%

Cash-basis same store NOI	$2,014	$1,876	$138	7.4%	$7,436	$6,647	$789	11.9%

[1]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk.

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

As of December 31, 2012, we had $65.4 million of borrowings outstanding under our Facility. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin, which interest rate was 2.71% as of December 31, 2012. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $163,573 annually on the total of the outstanding balances on our Facility as of December 31, 2012.

Item 8.	Financial Statements And Supplementary Data.

See Part IV, Item 15 – “Exhibits and Financial Statement Schedules” beginning on page F-1 of this Annual Report on Form 10-K.

Item. 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

On March 6, 2012, Deloitte & Touche LLP (“Deloitte”) was notified that the Audit Committee dismissed Deloitte as the Company’s independent registered public accounting firm, effective immediately.

Deloitte’s reports on the Company’s financial statements for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2011, the period from February 16, 2010 (commencement of operations) to December 31, 2010 and the subsequent interim period through March 6, 2012, the Company did not have any disagreements (as defined in Item 304(a)(l)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. Also during these periods, there were no reportable events as that term is defined in Item 304(a)(l)(v) of Regulation S-K.

The Company provided Deloitte with a copy of the above disclosures and requested that Deloitte furnish the Company with a letter addressed to the SEC stating whether it agrees with such statements, and, if not, stating the respects in which it does not agree. A copy of that letter, dated March 12, 2012, was filed as Exhibit 16.1 to the Company’s current report on Form 8-K filed with the SEC on March 12, 2012.

On March 6, 2012, the Audit Committee approved the engagement of Ernst & Young LLP (“Ernst & Young”) as the Company’s independent registered accounting firm for the year ending December 31, 2012. During the year ended December 31, 2011, the period from February 16, 2010 (commencement of operations) to December 31, 2010, and through the subsequent period prior to engaging Ernst & Young, neither the Company nor anyone acting on its behalf consulted with Ernst & Young regarding any of the matters or events described in Items 304(a)2)(i) and (ii) of Regulation S-K.

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

Terreno Realty Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management of Terreno Realty Corporation believes that, as of December 31, 2012, the company’s internal control over financial reporting is effective based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K, (which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Terreno Realty Corporation

We have audited Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Terreno Realty Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Terreno Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Terreno Realty Corporation as of December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the year then ended and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 15, 2013

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2012 and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2012 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2012 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2012 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2012 and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)1. and 2. Financial Statements and Schedules

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K beginning on page F-1 as follows:

Page
Reports of Independent Registered Public Accounting Firms	F-1
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December  31, 2012 and 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010

F-4
Consolidated Statements of Equity for the years ended December 31, 2012 and 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010	F-6
Notes to Consolidated Financial Statements	F-7
Schedule III – Real Estate Investments and Accumulated Depreciation	S-1

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Terreno Realty Corporation

We have audited the accompanying consolidated balance sheet of Terreno Realty Corporation as of December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terreno Realty Corporation at December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 15, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Terreno Realty Corporation

San Francisco, California

We have audited the accompanying consolidated balance sheet of Terreno Realty Corporation and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010. Our audits also included the financial statement schedule for the year ended December 31, 2011, Schedule III: Real Estate Investments and Accumulated Depreciation listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terreno Realty Corporation and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the accompanying 2011 and 2010 financial statements have been retrospectively adjusted for discontinued operations.

/s/ Deloitte & Touche LLP

San Francisco, California

February 22, 2012

February 15, 2013 (As to Note 5)

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Investments in real estate
Land	$218,191	$133,464
Buildings and improvements	204,137	116,287
Intangible assets	23,020	14,833

Total investments in properties	445,348	264,584
Accumulated depreciation and amortization	(15,648)	(7,063)

Net investments in properties	429,700	257,521
Cash and cash equivalents	5,930	3,249
Restricted cash	2,057	2,139
Deferred financing costs, net	1,887	770
Other assets, net	5,744	3,370

Total assets	$445,318	$267,049

LIABILITIES AND EQUITY
Liabilities
Credit facility	$65,429	$41,000
Term loan payable	—	20,050
Mortgage loans payable	111,615	38,265
Security deposits	2,356	1,772
Intangible liabilities, net	4,011	913
Accounts payable and other liabilities	6,633	6,038

Total liabilities	190,044	108,038
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and no shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	—
Common stock: $0.01 par value, 400,000,000 shares authorized, and 13,434,558 and 9,308,670 shares issued and outstanding, respectively	133	91
Additional paid-in capital	214,195	168,039
Accumulated deficit	(5,054)	(9,119)

Total stockholders’ equity	255,274	159,011

Total liabilities and equity	$445,318	$267,049

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands – except share and per share data)

	For the Year Ended December 31,		Period from February 16, 2010 (Commencement of Operations) to December 31, 2010
	2012	2011
REVENUES
Rental revenues	$24,506	$12,251	$2,762
Tenant expense reimbursements	6,667	3,754	827

Total revenues	31,173	16,005	3,589

COSTS AND EXPENSES
Property operating expenses	8,986	6,103	1,216
Depreciation and amortization	9,133	4,688	1,201
General and administrative	6,403	5,407	4,122
Acquisition costs	2,238	1,981	2,289

Total costs and expenses	26,760	18,179	8,828

OTHER INCOME (EXPENSE)
Interest and other income (expense)	37	(2)	64
Interest expense, including amortization	(5,472)	(2,612)	(524)

Total other income and expenses	(5,435)	(2,614)	(460)

Income (loss) from continuing operations	(1,022)	(4,788)	(5,699)

Discontinued operations
Income from discontinued operations	1,050	1,059	309
Gain on sales of real estate investments	4,037	—	—

Income from discontinued operations	5,087	1,059	309

Net income (loss)	4,065	(3,729)	(5,390)
Preferred stock dividends	(1,604)	—	—

Net and comprehensive income (loss)	2,461	(3,729)	(5,390)
Allocation to participating securities	(24)	—	—

Net and comprehensive income (loss) available to common stockholders	$2,437	$(3,729)	$(5,390)

EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Loss from continuing operations available to common stockholders	$(0.20)	$(0.52)	$(0.63)
Income from discontinued operations	0.39	0.11	0.04

Net income (loss) available to common stockholders	$0.19	$(0.41)	$(0.59)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,135,440	9,161,805	9,112,000

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Equity

(in thousands – except share data)

	Preferred Stock	Common Stock		Additional Paid- in Capital	Accumulated Deficit
		Number of Shares	Amount			Total
Balance as of February 16, 2010 (commencement of operations)	$—	1,000	$—	$1	$—	$1
Net loss	—	—	—	—	(5,390)	(5,390)
Issuance of common stock, net of issuance costs of $5,135	—	9,112,000	91	170,014	—	170,105
Repurchase of common stock	—	(1,000)	—	(1)	—	(1)
Issuance of restricted stock	—	150,778	—	—	—	—
Stock-based compensation	—	—	—	784	—	784

Balance as of December 31, 2010	—	9,262,778	91	170,798	(5,390)	165,499
Net loss	—	—	—	—	(3,729)	(3,729)
Issuance of common stock	—	18,272	—	300	—	300
Issuance of restricted stock	—	27,620	—	—	—	—
Stock-based compensation	—	—	—	663	—	663
Common stock dividends	—	—	—	(3,722)	—	(3,722)

Balance as of December 31, 2011	—	9,308,670	91	168,039	(9,119)	159,011
Net income	—	—	—	—	4,065	4,065
Issuance of common stock, net of issuance costs of $305	—	4,083,269	42	55,007	—	55,049
Repurchase of common stock	—	(4,917)	—	(79)	—	(79)
Issuance of restricted stock	—	47,536	—	—	—	—
Issuance of preferred stock	46,000	—	—	(1,729)	—	44,271
Stock-based compensation	—	—	—	739	—	739
Common stock dividends	—	—	—	(6,178)	—	(6,178)
Preferred stock dividends	—	—	—	(1,604)	—	(1,604)

Balance as of December 31, 2012	$46,000	13,434,558	$133	$214,195	$(5,054)	$255,274

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,		Period from February 16, 2010 (Commencement of Operations) to December 31, 2010
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,065	$(3,729)	$(5,390)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Straight-line rents	(2,673)	(1,454)	(220)
Amortization of lease intangibles	399	506	288
Depreciation and amortization	9,133	4,688	1,201
Depreciation related to discontinued operations	104	211	62
Gain on sales of real estate investments	(4,037)	—	—
Deferred financing cost and mortgage premium amortization	462	238	73
Stock-based compensation	1,121	1,202	784
Changes in assets and liabilities
Other assets	(533)	(690)	(349)
Accounts payable and other liabilities	1,708	1,177	1,532

Net cash provided by (used in) operating activities	9,749	2,149	(2,019)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(218)	(1,293)	(193)
Cash paid for property acquisitions	(166,043)	(96,926)	(116,140)
Proceeds from sales of real estate investments	16,293	—	—
Additions to buildings and improvements	(10,212)	(7,665)	(248)

Net cash used in investing activities	(160,180)	(105,884)	(116,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	55,004	—	181,999
Issuance costs on issuance of common stock	(305)	—	(5,085)
Repurchase of common stock	(79)	—	—
Issuance of preferred stock	44,551	—	—
Issuance costs on issuance of preferred stock	(260)	—	—
Borrowings on credit facility	162,700	47,000	—
Payments on credit facility	(138,271)	(6,000)	—
Borrowings on term loan payable	—	20,050	—
Payments on term loan payable	(20,050)	—	—
Borrowings on mortgage loans payable	59,880	—	—
Payments on mortgage loans payable	(1,847)	(889)	(180)
Payment of deferred financing costs	(1,110)	(639)	(882)
Payment of deferred underwriting fee	—	(7,000)	—
Dividends paid to common stockholders	(5,497)	(2,791)	—
Dividends paid to preferred stockholders	(1,604)	—	—

Net cash provided by financing activities	153,112	49,731	175,852
Net increase (decrease) in cash and cash equivalents	2,681	(54,004)	57,252
Cash and cash equivalents at beginning of period	3,249	57,253	1

Cash and cash equivalents at end of period	$5,930	$3,249	$57,253

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,819	$2,102	$344
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$451	$2,038	$579
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$185,281	$119,203	$136,040
Assumption of mortgage loans payable	(14,832)	(21,541)	(17,181)
Mortgage premiums	(701)	(101)	(719)
Assumption of other assets and liabilities	(3,705)	(635)	(2,000)

Net cash paid for property acquisitions	$166,043	$96,926	$116,140

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Notes to Consolidated Financial Statements

Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of December 31, 2012, the Company owned 67 buildings aggregating approximately 5.1 million square feet.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded for the years ended December 31, 2012 and 2011 or for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

Property Acquisitions. Upon acquisition of a property, which are accounted for as business combinations, the Company estimates the fair value of acquired tangible assets (consisting generally of land, buildings and improvements) and intangible assets and liabilities (consisting generally of the above and below-market leases and the origination value of all in-place leases). The Company determines fair values using replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition. Acquisition-related costs associated with business combinations are expensed as incurred.

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net decrease of approximately $399,000, $506,000 and $288,000, respectively, for the years ended December 31, 2012 and 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. As of December 31, 2012, the Company had attributed approximately $3.4 million, $4.5 million, and $19.6 million to above-market leases, below-market leases and in-place leases, respectively. As of December 31, 2011, the Company had attributed approximately $2.3 million, $1.2 million, and $12.5 million to above-market leases, below-market leases and in-place leases, respectively. These amounts are included in intangible assets and liabilities in the accompanying consolidated balance sheets. As of December 31, 2012, the Company had recorded net accumulated amortization of approximately $8.4 million and $0.5 million, respectively, related to these intangible assets and liabilities. As of December 31, 2011, the Company had recorded net accumulated amortization of approximately $4.5 million and $0.3 million, respectively, related to these intangible assets and liabilities. As of December 31, 2012, the remaining weighted average lease term related to these intangible assets and liabilities is 4.0 years.

Projected net amortization of the intangible assets and liabilities for the next five years as of December 31, 2012 is as follows (dollars in thousands):

2013	$3,044
2014	2,054
2015	1,307
2016	1,139
2017	998
Thereafter	2,091

Total	$10,633

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

Discontinued Operations. The Company separately reports as discontinued operations the historical operating results attributable to properties sold and the applicable gain or loss on the disposition of the properties. Although this application may affect the presentation of the Company’s results of operations for the periods that it has already reported, there will be no effect on its previously reported consolidated financial position, net income (loss) or cash flows.

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

As of December 31, 2012 and 2011, approximately $4.0 million and $1.9 million, respectively, of straight-line rent and accounts receivable, net of allowances were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $1.2 million and $0.5 million as of December 31, 2012 and 2011, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 2012 and 2011, the net unamortized mortgage premiums were approximately $1.1 million and $0.6 million, respectively, and were included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of December 31, 2012 and 2011, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

As of December 31, 2012 and 2011, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. As of December 31, 2012 and 2011, based on borrowing rates available to the Company, which are Level 2 inputs, the estimated fair values of the mortgage and term loans payable were approximately $113.0 million and $59.2 million, respectively.

New Accounting Standards. Effective January 1, 2012, the Company adopted Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which generally aligns the principles for fair value measurements and the related disclosure requirements under US GAAP and International Financial Reporting Standards (“IFRS”). This standard requires new disclosures, with a particular focus on Level 3 measurements, including; quantitative information about the significant unobservable inputs used for all Level 3 measurements; qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs and a description of the company’s valuation processes. This standard also requires disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy; information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. The adoption of these standards did not have a material impact on the Company’s financial statements.

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

Note 3. Concentration of Credit Risk

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

As of December 31, 2012, the Company owned six properties located in Northern New Jersey/New York City, which accounted for approximately 32.0% of its annualized base rent, which is based on contractual base rent from leases in effect as of December 31, 2012, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had ten tenants that accounted for approximately 49.7% of the rental revenues for the year ended December 31, 2012.

During the year ended December 31, 2012, the Company recorded approximately $45,000 related to the write-off of outstanding accounts receivable and approximately $1.1 million related to the write-off of deferred rent receivable related to the Company’s tenant at 10th Avenue as a result of their failure to pay rent.

Note 4. Investments in Real Estate

During the year ended December 31, 2012, the Company acquired 22 industrial buildings containing 1,781,402 square feet (unaudited). The total aggregate initial investment was approximately $185.3 million, of which $90.9 million was recorded to land, $84.9 million to buildings and improvements, $9.5 million to intangible assets and $4.2 million to intangible liabilities.

The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2012:

Property Name	Location	Acquisition Date	Number of Buildings (Unaudited)	Square Feet (Unaudited)	Purchase Price (in thousands) [1]
Global Plaza	Sterling, VA	March 16, 2012	1	68,989	$6,100
Garfield	Commerce, CA	May 30, 2012	5	545,299	52,400
Whittier	Whittier, CA	June 12, 2012	1	161,610	16,100
Caribbean	Sunnyvale, CA	July 3, 2012	3	171,707	33,718
78th Avenue	Doral, FL	July 23, 2012	1	74,786	4,200
Manhattan Beach	Redondo Beach, CA	July 31, 2012	1	103,200	14,150
Carlton Court	South San Francisco, CA	August 2, 2012	1	24,277	3,575
Troy Hill	Elkridge, MD	August 17, 2012	1	65,697	6,664
26th Street	Miami, FL	September 25, 2012	2	137,594	12,100
Sweitzer	Laurel, MD	October 15, 2012	1	84,961	6,950
17600 West Valley Highway	Tukwila, WA	December 14, 2012	1	110,049	8,000
631 Brennan	San Jose, CA	December 19, 2012	1	47,233	4,176
South Main	Carson, CA	December 20, 2012	3	186,000	12,750

Total			22	1,781,402	$180,883

[1]	Excludes intangible liabilities and assumed mortgage premiums totaling approximately $4.2 million. The total aggregate investment was approximately $185.3 million.

The Company recorded revenues and net income for the year ended December 31, 2012 of approximately $6.4 million and $2.6 million, respectively, related to the above acquisitions.

During year ended December 31, 2011, the Company acquired 14 industrial buildings containing 1,058,548 square feet (unaudited). The total aggregate initial investment was approximately $119.2 million, of which $61.6 million was recorded to land, $51.0 million to buildings and improvements, $6.6 million to intangible assets and $0.4 million to intangible liabilities.

The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2011:

Property Name	Location	Acquisition Date	Number of Buildings (Unaudited)	Square Feet (Unaudited)	Purchase Price (in thousands) [1]
Dorsey	Jessup, MD	March 25, 2011	1	135,000	$5,800
Belleville	Kearny, NJ	May 20, 2011	1	211,418	32,600
630 Glasgow	Inglewood, CA	June 2, 2011	1	27,505	4,100
8730 Bollman	Savage, MD	June 24, 2011	1	98,745	7,500
Dell	Carlstadt, NJ	June 28, 2011	1	27,410	7,725
70th Avenue	Miami, FL	June 28, 2011	1	35,000	4,000
19601 Hamilton	Torrance, CA	July 20, 2011	1	72,808	12,350
39th Street	Doral, FL	August 19, 2011	1	40,000	4,400
620 Division	Elizabeth, NJ	October 7, 2011	1	150,348	10,350
48th Avenue	Miami Gardens, FL	December 15, 2011	2	57,682	7,200
Clawiter	Hayward, CA	December 15, 2011	1	33,842	7,625
Valley Corporate	Kent, WA	December 30, 2011	2	168,790	15,025

Total			14	1,058,548	$118,675

[1]	Excludes intangible liabilities and assumed mortgage premiums totaling approximately $0.5 million. The total aggregate investment was approximately $119.2 million.

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

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the years ended December 31, 2012 and 2011 as if all of the Company’s acquisitions during the year ended December 31, 2012 occurred on January 1, 2011. The following pro forma results for the years ended December 31, 2012 and 2011 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2011, or of future results of operations (dollars in thousands, except per share data).

	For the Year Ended December 31,
	2012	2011
	(Unaudited)
Total revenues	$39,011	$30,420
Net and comprehensive income (loss) available to common stockholders	7,629	(351)
Basic and Diluted net income (loss) available to common stockholders per share	$0.58	$(0.04)

Note 5. Discontinued Operations

The Company separately reports as discontinued operations the historical operating results attributable to properties sold and the applicable gain or loss on the disposition of the properties. Although this application may affect the presentation of the Company’s results of operations for the periods that it has already reported, there will be no effect on its previously reported consolidated financial position, net income (loss) or cash flows.

During the year ended December 31, 2012, the Company sold one property located in the Los Angeles market for a sales price of approximately $17.0 million, resulting in a gain of approximately $4.0 million.

The following summarizes the condensed results of operations of the property sold for the years ended December 31, 2012 and 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010 (dollars in thousands):

	For the Year Ended December 31,		Period from February 16, 2010 (Commencement of Operations) to
	2012	2011	December 31, 2010
Rental revenues	$1,187	$1,309	$385
Tenant expense reimbursements	190	188	57
Property operating expenses	(223)	(227)	(71)
Depreciation and amortization	(104)	(211)	(62)

Income from discontinued operations	$1,050	$1,059	$309

Note 6. Debt

As of December 31, 2012, the Company has a $100.0 million revolving credit facility. On June 15, 2012, the Company entered into a Third Amendment to its Amended and Restated Senior Revolving Credit Agreement (the “Facility”) with KeyBank National Association, as administrative agent and as a lender, and PNC Bank, National Association, and Union Bank, N.A., as lenders, to increase the Facility from $80.0 million to $100.0 million by exercising the accordion feature under the Facility. The amount available under the Facility may be increased up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The maturity date of the Facility is January 19, 2015, with one 12-month extension option exercisable by the Company, subject to, among other things, there being an absence of an event of default under the Facility and to the payment of an extension fee. The Facility provides that outstanding borrowings are limited to the lesser of $100.0 million and 60.0% of the value of the borrowing base properties. The Facility is secured by a pledge of the equity interests in the subsidiaries that hold each of the borrowing base properties. Interest on the Facility is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 2.50% to 3.50%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. As of December 31, 2012, the applicable LIBOR margin was 2.50% (3.00% as of December 31, 2011). The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of the Facility. The unused facility fee was approximately $204,000, $359,000 and $197,000, respectively, for the years ended December 31, 2012 and 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010. The Company guarantees the obligations of the borrower (a wholly-owned subsidiary) under the Facility. The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. As of December 31, 2012, there were $65.4 million of borrowings outstanding under the Facility and 12 properties were in the borrowing base. As of December 31, 2011, there were $41.0 million of borrowings outstanding under the Facility. The Company was in compliance with the financial covenants under the Facility at December 31, 2012 and 2011.

During the year ended December 31, 2012, the Company repaid its senior secured term loan that was scheduled to mature on February 22, 2013 (the “Term Loan”) with proceeds from the Facility and mortgage loans. As of December 31, 2011, the outstanding balance of the Term Loan was approximately $20.1 million.

During the year ended December 31, 2012, the Company assumed three mortgage loans totaling approximately $14.8 million that bear interest at a weighted average fixed rate of 6.01%. Each of the mortgage loans payable is secured by separate property and requires monthly interest and principal payments until maturity and is generally non-recourse. The mortgage loans mature in 2014 and 2016.

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

The mortgage loans payable are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2014 and 2021. As of December 31, 2012, the Company had nine mortgage loans payable totaling approximately $111.6 million, which bear interest at a weighted average fixed annual rate of 4.6%. As of December 31, 2011 the Company had four mortgage loans payable totaling approximately $38.3 million, which bore interest at a weighted average fixed annual interest rate of 5.4%. As of December 31, 2012 and 2011, the total net investment book value of the properties securing the debt was $219.5 million and $84.2 million, respectively.

The scheduled principal payments of the Company’s debt as of December 31, 2012 were as follows (dollars in thousands):

	Credit Facility	Mortgage Loans Payable	Total Debt
2013	$—	$2,852	$2,852
2014	—	12,161	12,161
2015	65,429	21,878	87,307
2016	—	6,649	6,649
2017	—	1,916	1,916
Thereafter	—	65,063	65,063

Subtotal	65,429	110,519	175,948
Unamortized net premiums	—	1,096	1,096

Total Debt	$65,429	$111,615	$177,044

Weighted Average Interest Rate	2.7%	4.6%	3.9%

Note 7. Leasing

The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of December 31, 2012. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2013	$28,594
2014	25,258
2015	20,027
2016	17,686
2017	16,995
Thereafter	47,073

Total	$155,633

Note 8. Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. On January 13, 2012, the Company completed a public follow-on offering of 4,000,000 shares of its common stock at a price per share of $14.25 including 93,000 shares that were sold in the offering to the Company’s executive and senior officers and members of the board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. On February 13, 2012, the Company sold an additional 61,853 shares of its common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the primary follow-on offering were approximately $54.7 million after deducting the full underwriting discount and offering costs of approximately $3.1 million. The Company used approximately $41.0 million of the net proceeds to repay outstanding borrowings under the Facility on January 13, 2012 and the remaining net proceeds were used to invest in industrial properties and for general business purposes. As of December 31, 2012, 13,434,558 shares of common stock were issued and outstanding, including 149,125 non-vested restricted stock awards. As of December 31, 2011, 9,308,670 shares of common stock were issued and outstanding, including 133,526 non-vested restricted stock awards.

In connection with the annual meeting of stockholders on May 4, 2012, the Company granted a total of 21,416 shares of unrestricted common stock to its independent directors under the Company’s 2010 Equity Incentive Plan with a grant date fair value per share of $14.01. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the year ended December 31, 2012 related to this issuance.

On July 19, 2012, the Company completed a public offering of 1,840,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), including 240,000 shares sold upon the exercise by the underwriters of their option to purchase additional shares, at a price per share of $25.00. The net proceeds of the offering were approximately $44.3 million after deducting the underwriting discount of approximately $1.4 million and other offering expenses of approximately $0.3 million. The Company used the net proceeds to reduce outstanding borrowings under the Facility. Dividends on the Series A Preferred Stock are payable when, as and if authorized by the Company’s board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up, senior to the Company’s common stock.

Generally, the Company may not redeem the Series A Preferred Stock prior to July 19, 2017, except in limited circumstances relating to the Company’s ability to qualify as a REIT, and pursuant to a special optional redemption related to a specified change of control (as defined in the articles supplementary for the Series A Preferred Stock). On and after July 19, 2017, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared) up to but excluding the redemption date.

As of December 31, 2012, there were 455,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or LTIP awards under the Company’s 2010 Equity Incentive Plan, of which 186,810 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2012 ranged from $14.20 to $20.00. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s common stock on the date of grant. The fair value of the restricted stock that was granted during the year ended December 31, 2012 was $0.7 million and the vesting period for the restricted stock is five years. As of December 31, 2012, the Company had approximately $2.0 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 2.9 years. The Company recognized compensation costs of approximately $0.7 million, $0.7 million and $0.8 million, respectively, for the years ended December 31, 2012 and 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010 related to the restricted stock issuances. The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the years ended December 31, 2012 and 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at beginning of period	—	$—
Granted	155,778	19.93
Forfeited	(5,000)	20.00
Vested	—	—

Non-vested shares outstanding as of December 31, 2010	150,778	19.93
Granted	28,904	17.82
Forfeited	(1,284)	20.00
Vested	(44,872)	19.95

Non-vested shares outstanding as of December 31, 2011	133,526	19.54
Granted	47,536	14.20
Forfeited	(4,917)	19.81
Vested	(27,020)	19.81

Non-vested shares outstanding as of December 31, 2012	149,125	$17.78

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2012:

Non-vested Shares Vesting Schedule	Number of Shares
2013	41,443
2014	41,443
2015	41,443
2016	15,288
2017	9,508

Total Non-vested Shares	149,125

Long-Term Incentive Plan:

As of December 31, 2012, there are three open performance measurement periods for the LTIP awards: February 16, 2010 to December 31, 2012, January 1, 2011 to December 31, 2013, and January 1, 2012 to December 31, 2014. The LTIP awards related to the performance measurement period from February 16, 2010 to December 31, 2011 resulted in no compensation expense as the compensation committee determined that the Company’s total shareholder return did not exceed the applicable metrics during the performance measurement period. The Company recorded compensation costs of approximately $82,000, $239,000 and $0, respectively, for the years ended December 31, 2012 and 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

Dividends:

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2012 and 2011:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2012	Common stock	$0.100000	February 21, 2012	April 5, 2012	April 19, 2012
June 30, 2012	Common stock	$0.120000	May 4, 2012	July 9, 2012	July 23, 2012
September 30, 2012	Common stock	$0.120000	August 3, 2012	October 5, 2012	October 26, 2012
September 30, 2012	Preferred stock	$0.387500	August 3, 2012	September 10, 2012	October 1, 2012
December 31, 2012	Common stock	$0.120000	November 6, 2012	December 31, 2012	January 14, 2013
December 31, 2012	Preferred stock	$0.484375	November 6, 2012	December 10, 2012	December 31, 2012

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2011	Common stock	$0.100000	February 17, 2011	April 5, 2011	April 19, 2011
June 30, 2011	Common stock	$0.100000	May 18, 2011	July 6, 2011	July 20, 2011
September 30, 2011	Common stock	$0.100000	August 11, 2011	October 6, 2011	October 20, 2011
December 31, 2011	Common stock	$0.100000	November 8, 2011	January 6, 2012	January 20, 2012

Note 9. Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the years ended December 31, 2012 and 2011 or for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net and comprehensive income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 147,200, 0 and 0 of weighted average unvested restricted shares outstanding for the years ended December 31, 2012 and 2011 and for the period from February 16, 2010 (commencement of operations) to December 31, 2010.

Note 10. Quarterly Results of Operations – Unaudited

The following tables summarize the Company’s quarterly financial information. All fiscal quarters have been revised in accordance with guidance on accounting for discontinued operations.

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$6,237	$7,230	$9,066	$8,640
Total costs and expenses	(5,762)	(6,125)	(7,290)	(7,583)
Total other income and expenses	(1,011)	(1,114)	(1,571)	(1,739)
Income (loss) from continuing operations	(536)	(9)	205	(682)
Income from discontinued operations	269	266	317	198
Gain on sales of real estate investments	—	—	—	4,037
Net and comprehensive income (loss) available to common stockholders	$(267)	$255	$(191)	$2,640
Earnings per Common Share – Basic and Diluted:
Income (loss) from continuing operations available to common stockholders [1]	(0.04)	(0.00)	(0.03)	(0.12)
Income from discontinued operations [1]	0.02	0.02	0.02	0.32

Net income (loss) available to common stockholders [1]	$(0.02)	$0.02	$(0.01)	$0.20

Basic and Diluted Weighted Average Common Shares Outstanding	12,686,573	13,276,892	13,284,894	13,285,181

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$2,990	$3,388	$4,397	$5,230
Total costs and expenses	(4,198)	(5,144)	(4,129)	(4,708)
Total other income and expenses	(364)	(461)	(804)	(985)
Income (loss) from continuing operations	(1,572)	(2,217)	(536)	(463)
Income from discontinued operations	266	256	268	269
Net and comprehensive income (loss) available to common stockholders	$(1,306)	$(1,961)	$(268)	$(194)
Earnings per Common Share – Basic and Diluted:
Income (loss) from continuing operations available to common stockholders [1]	(0.17)	(0.24)	(0.06)	(0.05)
Income from discontinued operations [1]	0.03	0.03	0.03	0.03

Net income (loss) available to common stockholders [1]	$(0.14)	$(0.21)	$(0.03)	$(0.02)

Basic and Diluted Weighted Average Common Shares Outstanding	9,132,766	9,164,741	9,174,274	9,174,747

[1]

The above quarterly income (losses) per share calculations are based on the weighted average number of common shares outstanding during each quarter. The income (losses) per share calculation for the years ended December 31, 2012 and 2011 in the Consolidated Statements of Operations and Comprehensive Income (Loss) is based on the weighted average number of common shares outstanding for the years ended December 31, 2012 and 2011, respectively. The sum of the quarterly financial data may vary from the years ended December 31, 2012 and 2011 data due to rounding.

Note 11. Commitments and Contingencies

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

As a result, the Company may become subject to material environmental liabilities of which it is unaware. The Company can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on it, or (2) the environmental condition of the Company’s industrial properties will not be affected by the condition of the properties in the vicinity of its industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company. The Company was not aware of any significant or material exposures as of December 31, 2012 and 2011.

General Uninsured Losses. The Company carries property and rental loss, liability and terrorism insurance. The Company believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, the Company’s properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, the Company has obtained, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property. The Company was not aware of any significant or material exposures as of December 31, 2012 and 2011.

Contractual Commitments. As of February 15, 2013, the Company had three outstanding contracts with third-party sellers to acquire three industrial properties consisting of 178,783 square feet (unaudited). There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings (Unaudited)	Square Feet (Unaudited)	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Miami	1	49,300	5,122	—
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area	1	60,900	8,400	—
Seattle	1	68,583	6,450	—
Washington, D.C./Baltimore	—	—	—	—

Total	3	178,783	$19,972	$—

Note 12. Subsequent Events

On January 17, 2013, the Company entered into a Second Amended and Restated Senior Credit Agreement (the “Amended Facility”) with KeyBank National Association, as administrative agent and as a lender, KeyBanc Capital Markets, as a lead arranger, and PNC Bank, National Association, Union Bank, N.A. and Regions Bank as lenders (collectively the “Lenders”) to add a five-year $50.0 million term loan and amend the existing $100.0 million Facility.

The five-year $50.0 million term loan maturity date under the Amended Facility is January 2018 and the Company will have up to six months to borrow the full $50.0 million. The amendment extends the maturity date for the $100.0 million Facility under the Amended Facility to January 2016 and provides for one 12-month extension option exercisable by the Company, subject, among other things, to there being an absence of an event of default under the Amended Facility and to the payment of an extension fee. Interest on the Amended Facility, including the term loan, will generally be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%,

0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility. The applicable LIBOR margin will range from 1.65% to 2.65% depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of our consolidated gross asset value. The aggregate amount of the Amended Facility may be increased to a total of up to $300.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The Amended Facility continues to be guaranteed by the Company and by substantially all of the borrower’s current and to-be-formed subsidiaries that own a “borrowing base property.” In addition, the Amended Facility continues to be secured by a pledge of the borrower’s equity interests in the subsidiaries that hold each of the borrowing base properties. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $100.0 million revolving credit facility amount and the $50.0 million term loan amount or (ii) 60% of the value of the borrowing base properties.

Terreno Realty Corporation

Schedule III

Real Estate Investments and Accumulated Depreciation

As of December 31, 2012

(in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/12
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Los Angeles
630 Glasgow	1	Inglewood, CA	$2,415	$2,245	$1,855	$109	$2,245	$1,964	$4,209	$119	2011	1988
19601 Hamilton	1	Torrance, CA	6,619	7,409	4,072	—	7,409	4,072	11,481	149	2011	1985
Garfield	5	Commerce, CA	25,785	27,539	22,694	248	27,539	22,942	50,481	406	2012	2002
Manhattan Beach	1	Redondo Beach, CA	—	7,874	5,641	—	7,874	5,641	13,515	60	2012	1963/1970
South Main	3	Carson, CA	—	10,072	4,849	—	10,072	4,849	14,921	4	2012	1966
Whittier	1	Whittier, CA	—	7,736	7,902	—	7,736	7,902	15,638	115	2012	2004
Northern New Jersey/New York
130 Interstate	1	South Brunswick, NJ	—	8,686	12,135	106	8,686	12,241	20,927	697	2010	1999
620 Division	1	Elizabeth, NJ	6,592	6,491	3,568	886	6,491	4,454	10,945	118	2011	1980
Belleville	1	Kearny, NJ	14,310	12,845	18,041	16	12,845	18,057	30,902	734	2011	2006
Dell	1	Carlstadt, NJ	—	6,641	771	—	6,641	771	7,412	29	2011	1972
Maltese	1	Totowa, NJ	—	7,231	7,598	—	7,231	7,598	14,829	435	2010	1964
Middlebrook	18	Bound Brook, NJ	14,397	16,442	10,241	3,765	16,442	14,006	30,448	1,085	2010	1958-1976
San Francisco Bay Area
238/242 Lawrence	2	South San Francisco, CA	1,209	6,674	2,655	525	6,674	3,180	9,854	190	2010	1986
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	416	1,352	1,614	2,966	120	2010	1968
631 Brennan	1	San Jose, CA	—	1,932	2,245	—	1,932	2,245	4,177	3	2012	1975
Ahern	2	Union City, CA	3,484	3,246	2,749	267	3,246	3,016	6,262	169	2010	1986
Caribbean	3	Sunnyvale, CA	—	17,483	14,493	—	17,483	14,493	31,976	178	2012	1980-1981
Carlton Court	1	South San Francisco, CA	—	2,036	1,475	—	2,036	1,475	3,511	16	2012	1981
Clawiter	1	Hayward, CA	4,889	5,964	1,159	3	5,964	1,162	7,126	30	2011	1967
Fortune/Qume	1	San Jose, CA	—	2,518	2,484	609	2,518	3,093	5,611	285	2010	1980
Warm Springs I and II	2	Fremont, CA	—	3,664	2,782	863	3,664	3,645	7,309	375	2010	1984
Seattle
17600 West Valley Highway	1	Tukwila, WA	5,045	3,361	5,260	—	3,361	5,260	8,621	6	2012	1986
Kent 188	1	Kent, WA	5,305	3,251	4,719	1,172	3,251	5,891	9,142	300	2010	1979
Valley Corporate	2	Kent, WA	8,753	5,264	9,096	117	5,264	9,213	14,477	254	2011	1987
Miami
10th Avenue	1	Hialeah, FL	—	6,376	2,624	1,050	6,376	3,674	10,050	302	2010	1957/2005
26th Street	2	Miami, FL	6,113	4,569	6,183	—	4,569	6,183	10,752	47	2012	1973
39th Street	1	Doral, FL	1,999	1,420	2,717	8	1,420	2,725	4,145	93	2011	2002
48th Avenue	2	Miami Gardens, FL	—	4,322	2,187	25	4,322	2,212	6,534	58	2011	1987
60th Avenue	1	Miami Lakes, FL	—	6,203	1,567	6,085	6,203	7,652	13,855	374	2010	1971/2011
70th Avenue	1	Miami, FL	—	1,434	2,333	136	1,434	2,469	3,903	93	2011	1999
78th Avenue	1	Doral, FL	—	2,445	1,755	167	2,445	1,922	4,367	23	2012	1977
Washington, D.C./Baltimore
8730 Bollman	1	Savage, MD	—	4,361	2,757	—	4,361	2,757	7,118	106	2011	1984
Dorsey	1	Jessup, MD	—	3,207	2,383	889	3,207	3,272	6,479	163	2011	1977
Global Plaza	1	Sterling, VA	—	1,948	3,619	—	1,948	3,619	5,567	78	2012	2006
Sweitzer	1	Laurel, MD	—	2,541	3,835	—	2,541	3,835	6,376	24	2012	1995
Troy Hill	1	Elkridge, MD	3,604	1,409	5,033	—	1,409	5,033	6,442	50	2012	2003

Subtotal	67		110,519	218,191	186,675	17,462	218,191	204,137	422,328	7,288
Unamortized net premiums	—		1,096	—	—	—	—	—	—	—
Intangible assets	—		—	—	—	—	—	—	23,020	8,360

Total	67		$111,615	$218,191	$186,675	$17,462	$218,191	$204,137	$445,348	$15,648

S-1

Terreno Realty Corporation

Schedule III

Real Estate Investments and Accumulated Depreciation – (Continued)

As of December 31, 2012

(in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Investment in Properties
Balance at beginning of year	$264,584	$136,363
Acquisition of properties	185,281	119,203
Disposition of properties	(12,152)	—
Improvements, net of write-offs	7,635	9,018

Balance at end of year	$445,348	$264,584

	2012	2011
Accumulated Depreciation
Balance at beginning of year	$7,063	$1,502
Amortization of lease intangible assets	756	760
Depreciation expense	9,090	4,801
Disposition of properties and write-offs	(1,261)	—

Balance at end of year	$15,648	$7,063

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 15, 2013.

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

Signature	Title	Date

/s/ W. Blake Baird	Chairman, Chief Executive Officer and Director	February 15, 2013
W. Blake Baird	(principal executive officer)

/s/ Michael A. Coke	President, Chief Financial Officer and Director	February 15, 2013
Michael A. Coke	(principal financial and accounting officer)

/s/ LeRoy E. Carlson	Director	February 15, 2013
LeRoy E. Carlson

/s/ Peter J. Merlone	Director	February 15, 2013
Peter J. Merlone

/s/ Douglas M. Pasquale	Director	February 15, 2013
Douglas M. Pasquale

/s/ Dennis Polk	Director	February 15, 2013
Dennis Polk

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of Registrant, as amended (previously filed as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

3.2	Articles Supplementary for Registrant’s 7.75% Series A Cumulative Redeemable Preferred Stock (as previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 19, 2012 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate of Registrant (previously filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 on January 15, 2010 and incorporated herein by reference).

10.1+	Form of Severance Agreement between Registrant and W. Blake Baird (previously filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.2+	Form of Severance Agreement between Registrant and Michael A. Coke (previously filed as Exhibit 10.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated by reference herein).

10.3+	2010 Equity Incentive Plan of Registrant (previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K on March 29, 2010 and incorporated by reference herein).

10.4+	Form of Restricted Stock Award Agreement for Executive Officers and Employees (previously filed as Exhibit 10.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.5+	Form of Restricted Stock Award Agreement for Non-Employee Directors (previously filed as Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.6+	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers (previously filed as Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.7+	Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K on March 29, 2010 and incorporated by reference herein).

10.8+	Form of Award Notice under the Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.9+	Form of Subscription Agreement (previously filed as Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.10	Amended and Restated Senior Revolving Credit Agreement, dated as of December 30, 2010, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, KeyBanc Capital Markets as “Lead Arranger,” and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 5, 2011 and incorporated by reference herein).

10.11	Agreement of Sale, dated as of May 17, 2010, between Advance at Middlebrook Crossroads, LLC and Terreno Realty LLC (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q on August 12, 2010 and incorporated by reference herein).

10.12	Agreement of Purchase and Sale, dated as of September 30, 2010, between 130 Interstate Blvd., LLC and Terreno Realty LLC (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on October 1, 2010 and incorporated by reference herein).

10.13	Agreement of Purchase and Sale, dated as of March 31, 2011, between Saw Mill Park, LLC and Terreno Realty LLC (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q on May 5, 2011 and incorporated by reference herein).

10.14	Senior Secured Term Loan Agreement, dated as of August 23, 2011, among Terreno Realty LLC, KeyBank National Association as “Administrative Agent”, KeyBanc Capital Markets as “Lead Arranger”, and the several lenders which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 26, 2011 and incorporated by reference herein).

10.15	First Amendment to Senior Secured Term Loan Agreement, dated as of December 29, 2011, among Terreno Realty LLC, as Borrower, KeyBank National Association, both individually as a “Lender” and as an “Administrative Agent”, and KeyBanc Capital Markets as “Lead Arranger” (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 5, 2012 and incorporated by reference herein).

10.16	Second Amendment to Amended and Restated Senior Revolving Credit Agreement, dated as of January 19, 2012, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, PNC Bank, National Association and Union Bank, N.A., as “Lenders” (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 23, 2012 and incorporated herein by reference).

10.17	Agreement of Purchase and Sale, dated May 3, 2012, between Dune-Westcore GBP, LLC and Terreno Realty LLC (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on May 31, 2012 and incorporated herein by reference).

10.18	Agreement of Purchase and Sale and Joint Escrow Instructions, dated June 11, 2012, between Arden Realty Limited Partnership and Terreno Realty LLC (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on July 6, 2012 and incorporated herein by reference).

10.19	Third Amendment to Amended and Restated Senior Revolving Credit Agreement, dated as of June 15, 2012 (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q on August 7, 2012 and incorporated herein by reference).

12.1*	Statement of Computation of Ratios.

21*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	First Amendment to Amended and Restated Senior Revolving Credit Agreement dated June 30, 2011 (previously filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q on August 8, 2011 and incorporated by reference herein).

101***	The following materials from Terreno Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements and (vi) Schedule III-Real Estate Investments and Accumulated Depreciation.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
+	Exhibit is a management contract or compensatory plan or arrangement.