Form 10-Q
period 2013-09-30
Terreno Realty Corp
filed 2013-11-06
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The registrant had 24,990,446 shares of its common stock, $0.01 par value per share, outstanding as of November 6, 2013.

Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in real estate
Land	$261,600	$218,191
Buildings and improvements	259,901	204,137
Intangible assets	26,224	23,020

Total investments in properties	547,725	445,348
Accumulated depreciation and amortization	(23,285)	(15,648)

Net investments in properties	524,440	429,700
Properties held for sale, net	14,973	—

Net investments in real estate	539,413	429,700
Cash and cash equivalents	62,004	5,930
Restricted cash	2,607	2,057
Deferred financing costs, net	2,071	1,887
Other assets, net	9,559	5,744

Total assets	$615,654	$445,318

LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$65,429
Term loan payable	50,000	—
Mortgage loans payable	109,151	111,615
Security deposits	3,146	2,356
Intangible liabilities, net	3,376	4,011
Dividends payable	3,249	1,612
Accounts payable and other liabilities	7,690	5,021

Total liabilities	176,612	190,044
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and 1,840,000 shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	46,000
Common stock: $0.01 par value, 400,000,000 shares authorized, and 24,990,446 and 13,434,558 shares issued and outstanding, respectively	249	133
Additional paid-in capital	394,907	214,195
Accumulated deficit	(2,114)	(5,054)

Total stockholders’ equity	439,042	255,274

Total liabilities and equity	$615,654	$445,318

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUES
Rental revenues	$9,191	$6,833	$25,445	$16,810
Tenant expense reimbursements	2,325	1,774	6,915	4,352

Total revenues	11,516	8,607	32,360	21,162

COSTS AND EXPENSES
Property operating expenses	3,289	2,335	9,141	6,043
Depreciation and amortization	3,264	2,482	8,796	5,817
General and administrative	1,787	1,606	6,170	4,907
Acquisition costs	791	760	1,861	1,798

Total costs and expenses	9,131	7,183	25,968	18,565

OTHER INCOME (EXPENSE)
Interest and other income	97	33	106	36
Interest expense, including amortization	(1,549)	(1,604)	(4,610)	(3,732)

Total other income and expenses	(1,452)	(1,571)	(4,504)	(3,696)

Income (loss) from continuing operations	933	(147)	1,888	(1,099)
Discontinued operations
Income from discontinued operations	392	669	1,052	1,611

Net income	1,325	522	2,940	512
Preferred stock dividends	(891)	(713)	(2,674)	(713)

Net and comprehensive income (loss)	434	(191)	266	(201)
Allocation to participating securities	(2)	—	—	—

Net and comprehensive income (loss) available to common stockholders	$432	$(191)	$266	$(201)

EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Income (loss) from continuing operations available to common stockholders	$0.00	$(0.06)	$(0.04)	$(0.14)

Income from discontinued operations	0.02	0.05	0.05	0.12

Net income (loss) available to common stockholders	$0.02	$(0.01)	$0.01	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,208,008	13,284,894	19,723,266	13,084,978

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

	Preferred Stock	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total
		Number of Shares	Amount
Balance as of December 31, 2012	$46,000	13,434,558	$133	$214,195	$(5,054)	$255,274
Net income	—	—	—	—	2,940	2,940
Issuance of common stock, net of issuance costs of $728	—	11,515,793	116	190,632	—	190,748
Repurchase of common stock	—	(8,796)	—	(160)	—	(160)
Issuance of restricted stock	—	48,891	—	—	—	—
Stock-based compensation	—	—	—	971	—	971
Common stock dividends	—	—	—	(8,057)	—	(8,057)
Preferred stock dividends	—	—	—	(2,674)	—	(2,674)

Balance as of September 30, 2013	$46,000	24,990,446	$249	$394,907	$(2,114)	$439,042

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,940	$512
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(2,422)	(3,039)
Amortization of lease intangibles	(675)	272
Depreciation and amortization	8,796	5,817
Depreciation related to discontinued operations	101	408
Deferred financing cost and mortgage premium amortization	187	401
Stock-based compensation	1,614	1,012
Changes in assets and liabilities
Other assets	(1,534)	(756)
Accounts payable and other liabilities	711	2,486

Net cash provided by operating activities	9,718	7,113

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(150)	(50)
Cash paid for property acquisitions	(110,091)	(138,928)
Cash paid for deposits on property acquisitions	(400)	(200)
Additions to buildings, improvements and leasing costs	(6,301)	(8,848)

Net cash used in investing activities	(116,942)	(148,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	191,475	55,013
Issuance costs on issuance of common stock	(648)	(304)
Repurchase of common stock	(160)	(79)
Issuance of preferred stock	—	44,551
Issuance costs on issuance of preferred stock	—	(260)
Borrowings on credit facility	31,500	133,700
Payments on credit facility	(96,929)	(123,271)
Borrowings on term loan payable	50,000	—
Payments on term loan payable	—	(20,050)
Borrowings on mortgage loans payable	—	59,880
Payments on mortgage loans payable	(2,125)	(1,205)
Payment of deferred financing costs	(721)	(1,095)
Dividends paid to common stockholders	(6,420)	(3,884)
Dividends paid to preferred stockholders	(2,674)	(713)

Net cash provided by financing activities	163,298	142,283

Net increase in cash and cash equivalents	56,074	1,370
Cash and cash equivalents at beginning of period	5,930	3,249

Cash and cash equivalents at end of period	$62,004	$4,619

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$4,635	$3,240
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$1,378	$1,208

Reconciliation of cash paid for property acquisitions
Acquisition of properties	$111,962	$150,386
Assumption of mortgage loans payable	—	(9,787)
Mortgage premiums	—	(300)
Assumption of other assets and liabilities	(1,871)	(1,371)

Net cash paid for property acquisitions	$110,091	$138,928

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of September 30, 2013, the Company owned 85 buildings aggregating approximately 6.3 million square feet.

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

Capitalization of Costs. The Company capitalizes costs directly related to the redevelopment and renovation of its investment in real estate. Costs associated with redevelopment projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the redevelopment project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes and insurance, if appropriate. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. Costs incurred for maintaining and repairing properties, which do not extend their useful lives, are expensed as incurred.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded for the three and nine months ended September 30, 2013 and 2012.

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

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase (decrease) of approximately $0.2 million and ($0.1 million), respectively, for the three months ended September 30, 2013 and 2012, and approximately $0.7 million and ($0.3 million), respectively, for the nine months ended September 30, 2013 and 2012. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of September 30, 2013 is 4.6 years. As of September 30, 2013 and December 31, 2012, the Company’s intangible assets and liabilities consisted of the following (dollars in thousands):

	September 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases (1)	$24,139	$(10,003)	$14,136	$19,640	$(6,515)	$13,125
Above-market leases (1)	$3,756	$(2,272)	$1,484	$3,380	$(1,845)	$1,535
Below-market leases	$(4,901)	$1,525	$(3,376)	$(4,554)	$543	$(4,011)

(1)	Includes amounts classified as held for sale in the accompanying consolidated balance sheets.

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

As of September 30, 2013 and December 31, 2012, approximately $7.0 million and $4.0 million, respectively, of straight-line rent and accounts receivable, net of allowances were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $1.7 million and $1.2 million as of September 30, 2013 and December 31, 2012, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of September 30, 2013 and December 31, 2012, the net unamortized mortgage premiums were approximately $0.8 million and $1.1 million, respectively, and were included as a component of mortgage loans payable on the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of September 30, 2013 and December 31, 2012, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

As of September 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. As of September 30, 2013 and December 31, 2012, based on borrowing rates available to the Company, which are Level 2 inputs, the estimated fair values of the mortgage loans payable were approximately $108.6 million and $113.0 million, respectively.

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

As of September 30, 2013, the Company owned ten properties located in Northern New Jersey/New York City, which accounted for approximately 32.5% of its annualized base rent, which is based on contractual base rent from leases in effect as of September 30, 2013, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had ten tenants that accounted for approximately 34.1% of the revenues for the nine months ended September 30, 2013, the largest of which accounted for approximately 7.5% of rental revenues for the period.

Note 4.	Investments in Real Estate

During the three months ended September 30, 2013, the Company acquired 5 industrial buildings containing 249,613 square feet. The total aggregate initial investment was approximately $37.9 million, of which $16.1 million was recorded to land, $19.7 million to buildings and improvements, $2.1 million to intangible assets and $0.1 million to intangible liabilities.

The Company recorded revenues and net income for the three months ended September 30, 2013 of approximately $0.3 million and $0.1 million, respectively, related to the above acquisitions.

During the nine months ended September 30, 2013, the Company acquired 18 industrial buildings containing 1,236,263 square feet, including one redevelopment property that is expected to contain 67,800 square feet. The total aggregate initial investment was approximately $112.0 million, of which $50.7 million was recorded to land, $56.4 million to buildings and improvements, $4.9 million to intangible assets and $0.5 million to intangible liabilities.

The Company recorded revenues and net income for the nine months ended September 30, 2013 of approximately $2.5 million and $0.5 million, respectively, related to the above acquisitions.

During the three months ended September 30, 2012, the Company acquired nine industrial building containing 577,261 square feet. The total aggregate initial investment was approximately $75.6 million, of which $35.8 million was recorded to land, $34.6 million to buildings and improvements, $5.2 million to intangible assets and $1.2 million to intangible liabilities.

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

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three and nine months ended September 30, 2013 and 2012 as if all of the Company’s acquisitions during the nine months ended September 30, 2013 occurred on January 1, 2012. The following pro forma results for the three and nine months ended September 30, 2013 and 2012 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2012, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Total revenues	$11,986	$10,780	$36,341	$27,610
Net and comprehensive income (loss) available to common stockholders	184	(1,697)	(533)	(4,184)
Basic and Diluted net income (loss) available to common stockholders per share	$0.01	$(0.13)	$(0.03)	$(0.32)

Note 5.	Properties Held for Sale/Discontinued Operations

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of September 30, 2013, the Company has entered into an agreement with a third-party purchaser to sell one property located in the Northern New Jersey/New York City market for a sales price of approximately $19.0 million (net book value of approximately $15.0 million). The sale of the property is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

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

The following summarizes the condensed results of operations of the property sold in 2012 and the property held for sale as of September 30, 2013, for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Rental revenues	$413	$690	$1,187	$2,070
Tenant expense reimbursements	101	138	295	408
Property operating expenses	(122)	(159)	(329)	(459)
Depreciation and amortization	—	—	(101)	(408)

Income from discontinued operations	$392	$669	$1,052	$1,611

Note 6.	Debt

On January 17, 2013, the Company entered into a Second Amended and Restated Senior Credit Agreement (the “Facility”) with KeyBank National Association, as administrative agent and as a lender, KeyBanc Capital Markets, as a lead arranger and PNC Bank, National Association, Union Bank, N.A. and Regions Bank as lenders (collectively the “Lenders”) to add a five-year $50.0 million term loan (the “Term Loan”) and amend the existing $100.0 million revolving credit facility. The five-year $50.0 million Term Loan maturity date under the Facility is January 16, 2018 and the Term Loan was fully funded during the three months ended June 30, 2013. The aggregate amount of the Facility may be increased to a total of up to $300.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The maturity date of the revolving credit facility under the Facility is January 2016, with one 12-month extension option exercisable by the Company, subject, among other things, to there being an absence of an event of default under the Facility and to the payment of an extension fee. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million revolving credit facility and the $50.0 million Term Loan amount or (ii) 60.0% of the value of the borrowing base properties. The Facility is secured by a pledge of the borrower’s equity interests in the subsidiaries that hold each of the borrowing base properties. Interest on the Facility, including the Term Loan, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 1.65% to 2.65%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of the Facility. The Facility is guaranteed by the Company and by substantially all of the borrower’s current and to-be-formed subsidiaries that own a “borrowing base property.” The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. As of September 30, 2013, there were no outstanding borrowings on the revolving credit facility under the Facility and $50.0 million of borrowings outstanding on the Term Loan and 16 properties were in the borrowing base. As of December 31, 2012, there were $65.4 million of borrowings outstanding under the Facility. The Company was in compliance with the covenants under the Facility at September 30, 2013 and December 31, 2012.

The mortgage loans payable are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2014 and 2021. As of September 30, 2013, the Company had nine mortgage loans payable totaling approximately $109.2 million, which bear interest at a weighted average fixed annual rate of 4.5%. As of December 31, 2012 the Company had nine mortgage loans payable totaling approximately $111.6 million, which bore interest at a weighted average fixed annual interest rate of 4.6%. As of September 30, 2013 and December 31, 2012, the total net investment book value of the properties securing the debt was $217.8 million and $219.5 million, respectively.

During the three months ended September 30, 2013 and 2012, the Company capitalized approximately $0.1 million and $0, respectively, and approximately $0.2 million and $0, respectively, during the nine months ended September 30, 2013 and 2012, of interest associated with redevelopment activities.

The scheduled principal payments of the Company’s debt as of September 30, 2013 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Mortgage Loans Payable	Total Debt
2013 (3 months)	$—	$—	$727	$727
2014	—	—	12,161	12,161
2015	—	—	21,879	21,879
2016	—	—	6,649	6,649
2017	—	—	1,916	1,916
Thereafter	—	50,000	65,062	115,062

Subtotal	—	50,000	108,394	158,394
Unamortized net premiums	—	—	757	757

Total Debt	$—	$50,000	$109,151	$159,151

Weighted Average Interest Rate	n/a	1.8%	4.5%	3.7%

Note 7.	Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. On July 11, 2013, the Company completed a public follow-on offering of 5,750,000 shares of its common stock at a price per share of $18.25 including 43,250 shares that were sold in the offering to the Company’s executive and senior officers and members of the board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. The net proceeds of the follow-on offering were approximately $99.9 million after deducting the full underwriting discount and offering costs of approximately $5.0 million. The Company used approximately $6.5 million of the net proceeds to repay outstanding borrowings under the Facility and intends to use the remaining net proceeds to acquire industrial properties and for general corporate purposes, which may include the repayment of indebtedness. On February 19, 2013, the Company completed a public follow-on offering of 5,750,000 shares of its common stock at a price per share of $16.60 including 90,325 shares that were sold in the offering to the Company’s executive and senior officers and members of the board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. The net proceeds of the follow-on offering were approximately $90.8 million after deducting the full underwriting discount and offering costs of approximately $4.6 million. The Company used approximately $65.4 million of the net proceeds to repay outstanding borrowings under the revolving credit facility and the remaining net proceeds to invest in industrial properties and for general business purposes. As of September 30, 2013, 24,990,446 shares of common stock were issued and outstanding, including 157,438 non-vested restricted stock awards. As of December 31, 2012, 13,434,558 shares of common stock were issued and outstanding, including 149,125 non-vested restricted stock awards.

In connection with the annual meeting of stockholders on May 7, 2013, the Company granted a total of 15,793 shares of unrestricted common stock to its independent directors under the Company’s 2010 Equity Incentive Plan with a grant date fair value per share of $19.00. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the nine months ended September 30, 2013 related to this issuance.

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

As of September 30, 2013, there were 455,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or LTIP awards under the Company’s 2010 Equity Incentive Plan, of which 122,126 were remaining to be issued. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to September 30, 2013 ranged from $14.20 to $20.00. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s common stock on the date of grant. The fair value of the restricted stock that was granted during the nine months ended September 30, 2013 was $0.8 million and the vesting period for the restricted stock is five years. As of September 30, 2013, the Company had approximately $2.2 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 2.9 years. The Company recognized compensation costs of approximately $0.2 million for both the three months ended September 30, 2013 and 2012 and approximately $0.7 million and $0.6 million, respectively, for the nine months ended September 30, 2013 and 2012 related to the restricted stock issuances. The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the nine months ended September 30, 2013.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2012	149,125	$17.78
Granted	48,891	17.08
Forfeited	(8,796)	18.30
Vested	(31,782)	18.30

Non-vested shares outstanding as of September 30, 2013	157,438	$17.43

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of September 30, 2013:

Non-vested Shares Vesting Schedule	Number of Shares
2013 (3 months)	870
2014	51,222
2015	51,222
2016	25,066
2017	19,285
Thereafter	9,773

Total Non-vested Shares	157,438

Long-Term Incentive Plan:

As of September 30, 2013, there are three open performance measurement periods for the LTIP awards: January 1, 2011 to December 31, 2013, January 1, 2012 to December 31, 2014 and January 1, 2013 to December 31, 2015. The LTIP awards related to the performance measurement periods from February 16, 2010 to December 31, 2012 resulted in no compensation expense as the compensation committee determined that the Company’s total shareholder return did not exceed the applicable metrics during the performance measurement period. The Company recorded compensation costs of approximately $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2013 and 2012 and approximately $0.6 million and $0.2 million, respectively, for the nine months ended September 30, 2013 and 2012 related to the LTIP awards.

Dividends:

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2013:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2013	Common stock	$0.120000	February 19, 2013	April 5, 2013	April 19, 2013
March 31, 2013	Preferred stock	$0.484375	February 19, 2013	March 11, 2013	March 31, 2013
June 30, 2013	Common stock	$0.130000	May 7, 2013	July 5, 2013	July 19, 2013
June 30, 2013	Preferred stock	$0.484375	May 7, 2013	June 11, 2013	July 1, 2013
September 30, 2013	Common stock	$0.130000	August 6, 2013	October 7, 2013	October 21, 2013
September 30, 2013	Preferred stock	$0.484375	August 6, 2013	September 11, 2013	September 30, 2013

Note 8.	Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for both the three and nine months ended September 30, 2013 and 2012.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net and comprehensive income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 157,562 and 0 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2013 and 2012, respectively, and 155,946 and 0 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2013 and 2012, respectively.

Note 9.	Commitments and Contingencies

Contractual Commitments. As of November 6, 2013, the Company had five outstanding contracts with third-party sellers to acquire five industrial properties consisting of 351,851 square feet. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence, various closing conditions and with respect to one of the properties, the consent of the mortgage lender. The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	1	40,000	$6,000	$—
Northern New Jersey/New York City	2	104,930	7,000	—
San Francisco Bay Area	—	—	—	—
Seattle	1	62,617	6,600	2,779
Miami	—	—	—	—
Washington, D.C./Baltimore	2	144,304	11,600	—

Total	6	351,851	$31,200	$2,779

As of November 6, 2013, the Company has entered into an agreement with a third-party purchaser to sell one property located in the Northern New Jersey/New York City market for a sales price of approximately $19.0 million. There is no assurance that the Company will complete the sale of the property under contract because the proposed sale is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

Note 10.	Subsequent Events

On October 17, 2013, the Company acquired two industrial buildings located in Carlstadt, New Jersey containing 90,225 square feet for a total purchase price of approximately $9.9 million. The properties were acquired from an unrelated third party using existing cash on hand.

On November 5, 2013, the Company’s board of directors declared a cash dividend in the amount of $0.13 per share of its common stock payable on January 14, 2014 to the stockholders of record as of the close of business on December 31, 2013.

On November 5, 2013, the Company’s board of directors declared a cash dividend in the amount of $0.484375 per share of its Series A Preferred Stock payable on December 31, 2013 to the preferred stockholders of record as of the close of business on December 11, 2013.

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

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of September 30, 2013, we owned a total of 85 buildings aggregating approximately 6.3 million square feet, which we purchased for an aggregate purchase price of approximately $532.9 million, including the assumption of mortgage loans payable of approximately $55.1 million, which includes mortgage premiums of approximately $1.5 million. As of September 30, 2013, our properties were approximately 88.6% leased to 172 tenants, the largest of which accounted for approximately 7.0% of our total annualized based rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

The following table summarizes by market our investments in real estate as of September 30, 2013:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of September 30, 2013	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)

Los Angeles	12	1,096,422	17.4%	92.9%	$6,290	16.1%	$6.17	1.8	$115,015
Northern New Jersey/New York City [3]	29	1,935,553	30.6%	87.8%	12,706	32.5%	7.47	3.5	169,902

San Francisco Bay Area	15	742,663	11.7%	78.0%	6,178	15.8%	10.67	4.7	93,366

Seattle	5	492,794	7.8%	90.7%	2,514	6.4%	5.63	4.6	40,714

Miami	17	1,248,243	19.8%	93.9%	7,579	19.4%	6.47	4.5	93,639

Washington, D.C./Baltimore	7	802,202	12.7%	84.8%	3,851	9.8%	5.66	5.5	51,589

Total/Weighted Average	85	6,317,877	100.0%	88.6%	$39,118	100.0%	$6.99	4.1	$564,225

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2013, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of September 30, 2013, weighted by the respective square footage.
[3]	Includes one property held for sale with a gross book value of approximately $16.5 million and accumulated depreciation and amortization of approximately $1.5 million as of September 30, 2013.

The following table summarizes our capital expenditures incurred during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Building improvements	$825	$1,413	$3,863	$6,033
Tenant improvements	802	406	1,395	1,437
Leasing commissions	379	5	1,683	548

Total capital expenditures (1)	$2,006	$1,824	$6,941	$8,018

[1]	Includes approximately $0.7 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $3.4 million and $4.7 million for the nine months ended September 30, 2013 and 2012, respectively, related to leasing acquired vacancy and renovation projects (stabilization capital) at five properties for the three and nine months ended September 30, 2013 and four properties for the three and nine months ended September 30, 2012.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 76.9% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 tenants based on annualized base rent as of September 30, 2013 are as follows:

	Tenant	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	Cepheid	3	171,707	2.7%	$2,730	7.0%
2	FedEx Corporation	4	178,894	2.8%	2,447	6.3%
3	H.D. Smith Wholesale Drug Company	1	211,418	3.4%	2,070	5.3%
4	Home Depot	1	413,092	6.5%	1,809	4.6%
5	Precision Custom Coatings	1	208,000	3.3%	1,668	4.3%
6	YRC Worldwide	2	61,252	1.0%	1,288	3.3%
7	Miami International Freight Solutions	1	192,454	3.0%	1,107	2.8%
8	Avborne Accessory Group	1	137,594	2.2%	1,028	2.6%
9	Northrop Grumman Systems	1	103,200	1.6%	998	2.6%
10	Sohnen Enterprises	1	161,610	2.6%	994	2.5%
11	Banah International Group [2]	1	301,983	4.8%	906	2.3%
12	Monarch Electric Company	1	92,913	1.5%	688	1.8%
13	JAM’N Logistics	1	110,336	1.7%	671	1.7%
14	International Paper Company	1	137,872	2.2%	653	1.7%
15	Maines Paper & Food Service	1	98,745	1.6%	649	1.7%
16	Vista Color	1	74,786	1.2%	600	1.5%
17	Creative Touch Interiors	1	84,961	1.3%	598	1.5%
18	Con-way Freight	1	57,682	0.9%	585	1.5%
19	Bakeco	1	68,989	1.1%	569	1.5%
20	Ace World Class	1	115,954	1.8%	554	1.4%

	Total	26	2,983,442	47.2%	$22,610	57.8%

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2013, multiplied by 12.
[2]	Represents a month-to-month lease related to the tenant default described under the heading “Recent Developments – Tenant Default.”

The following table summarizes the anticipated lease expirations for leases in place at September 30, 2013, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet [1]	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1,2]	% of Total Annualized Base Rent [1]
2013 (3 months)	359,477	5.7%	$1,194	2.8%
2014	809,379	12.8%	6,064	14.2%
2015	1,586,007	25.1%	9,557	22.4%
2016	294,688	4.6%	2,434	5.7%
2017	193,095	3.1%	1,549	3.6%
2018+	2,354,808	37.3%	21,868	51.3%

Total	5,597,454	88.6%	$42,666	100.0%

[1]	Includes leases that expire on or after September 30, 2013 and month-to-month leases totaling 301,983 square feet.
[2]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of September 30, 2013, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of September 30, 2013, leases representing approximately 2.8% of the total rentable square footage of our portfolio are scheduled to expire during the year ending December 31, 2013. During the nine months ended September 30, 2013, we signed 37 leases, comprising approximately 1.6 million square feet, of which approximately 0.5 million square feet commences in future quarters. In general, we continue to see improving demand for industrial space in most of our markets. We currently expect that, on average, the rental rates we are likely to achieve on any new (re-leased) or renewed leases for our 2013 expirations will generally be at or above the rates currently being paid for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or slightly below the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Recent Developments

Acquisition Activity

During the three months ended September 30, 2013, we acquired 5 industrial buildings containing 249,613 square feet for a total purchase price of approximately $37.8 million. The properties were acquired from unrelated third parties using existing cash on hand and borrowings under our credit facility. The following table sets forth the wholly-owned industrial properties we acquired during the three months ended September 30, 2013:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate [1]
17 Madison	Fairfield, NJ	July 23, 2013	1	30,792	2,840	8.5%
550 Delancy	Newark, NJ	July 25, 2013	1	52,086	15,000	5.6%
Melanie Lane	East Hanover, NJ	September 30, 2013	3	166,735	20,000	7.4%

Total/Weighted Average			5	249,613	$37,840	6.8%

[1]	Stabilized cap rates are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Subsequent to September 30, 2013, we acquired two industrial buildings for a total purchase price of approximately $9.9 million. The properties were acquired from unrelated third parties using existing cash on hand. The following table sets forth the wholly-owned industrial properties we acquired subsequent to September 30, 2013:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)
Michele/Meadow	Carlstadt, NJ	October 17, 2013	2	90,225	$9,875

Total			2	90,225	$9,875

Public Follow-on Offering

On July 11, 2013, we completed a public follow-on offering of 5,750,000 shares of our common stock at a price per share of $18.25, including 43,250 shares that were sold in the offering to our executive and senior officers and members of our board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. The net proceeds of the offering were approximately $99.9 million after deducting the underwriting discount and offering costs of approximately $5.0 million. We used approximately $6.5 million of the net proceeds to repay outstanding borrowings under our revolving credit facility and intend to use the remaining net proceeds to acquire industrial properties and for general corporate purposes, which may include the repayment of indebtedness.

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

The $50.0 million Term Loan maturity date under the Facility is January 16, 2018 and the Term Loan was fully funded during the three months ended June 30, 2013. The amendment extends the maturity date for the $100.0 million revolving credit facility under the Facility to January 2016 and provides for one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default under the Facility and to our payment of an extension fee. Interest on the Facility, including the Term Loan, will continue to generally be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin was reduced to a range from 1.65% to 2.65% depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The aggregate amount of the Facility may be increased to a total of up to $300.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The Facility continues to be guaranteed by the Company and by substantially all of the borrower’s current and to-be-formed subsidiaries that own a “borrowing base property.” In addition, the Facility continues to be secured by a pledge of the equity interests of the borrower (a wholly-owned subsidiary of the Company) in the subsidiaries that hold each of the borrowing base properties. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million revolving credit facility amount and the $50.0 million Term Loan amount or (ii) 60% of the value of the borrowing base properties. As of September 30, 2013, there were no outstanding borrowings under the revolving credit facility under the Facility and $50.0 million of borrowings outstanding under the Term Loan.

Tenant Default

On January 29, 2013, we filed a one count eviction action against Banah International Group (“Banah”), our tenant at 10th Avenue located in Hialeah, FL for failure to pay December 2012 and January 2013 rent. On February 21, 2013, the state court entered a default judgment for possession against Banah. Later that same day, Banah filed a Chapter 11 bankruptcy petition and has subsequently extended the deadline to affirm or reject the lease until November 18, 2013. Banah may move for an extension of the deadline to affirm or reject the lease, subject to court approval, and we have agreed to permit such extension as long as Banah remains current on its rent obligations. Banah has paid rent for the period from February 21, 2013 through November 30, 2013. It cannot be determined currently if Banah will affirm or reject the lease, or continue to pay rent, in bankruptcy. Therefore, at September 30, 2013, the lease is recorded as a month-to-month lease and revenue is recognized as cash is received. Any ultimate recovery of damages, including past due rent, is undetermined at this time.

Dividend and Distribution Activity

On August 6, 2013, our board of directors declared a cash dividend in the amount of $0.13 per share of our common stock payable on October 21, 2013 to the stockholders of record as of the close of business on October 7, 2013.

On August 6, 2013, our board of directors declared a cash dividend in the amount of $0.484375 per share of our Series A Preferred Stock payable on September 30, 2013 to the preferred stockholders of record as of the close of business on September 11, 2013.

On November 5, 2013, our board of directors declared a cash dividend in the amount of $0.13 per share of its common stock payable on January 14, 2014 to the stockholders of record as of the close of business on December 31, 2013.

On November 5, 2013, our board of directors declared a cash dividend in the amount of $0.484375 per share of its Series A Preferred Stock payable on December 31, 2013 to the preferred stockholders of record as of the close of business on December 11, 2013.

Contractual Commitments

As of November 6, 2013, we had five outstanding contracts with third-party sellers to acquire six industrial buildings and one outstanding contract with a third-party purchaser to sell one property as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire or sell the properties under contract because the proposed acquisitions and disposition are subject to the completion of satisfactory due diligence, various closing conditions and, with respect to the acquisitions, the consent of the mortgage lender.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 76.9% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

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

The analysis of our results below for the three and nine months ended September 30, 2013 and 2012 includes the changes attributable to same store properties. The same store pool for the comparison of the three and nine months ended September 30, 2013 and 2012 includes all properties that were owned and in operation as of September 30, 2013 and since January 1, 2012 and excludes properties that were either disposed of or held for sale to a third party. As of September 30, 2013, the same store pool consisted of 44 buildings aggregating approximately 3.1 million square feet. As of September 30, 2013, the non-same store properties, which we acquired or disposed of during the course of 2012 and 2013, consisted of 41 buildings aggregating approximately 3.2 million square feet. As of September 30, 2013, the consolidated same store pool occupancy was approximately 90.2%.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012:

	For the Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$4,574	$4,857	$(283)	(5.8)%
2012 and 2013 Acquisitions	4,617	1,976	2,641	133.7%

Total rental revenues	9,191	6,833	2,358	34.5%
Tenant expense reimbursements
Same store	1,287	1,281	6	-(0.5)%
2012 and 2013 Acquisitions	1,038	493	545	110.5%

Total tenant expense reimbursements	2,325	1,774	551	31.1%

Total revenues	11,516	8,607	2,909	33.8%

Property operating expenses
Same store	1,724	1,676	48	2.9%
2012 and 2013 Acquisitions	1,565	659	906	137.5%

Total property operating expenses	3,289	2,335	954	40.9%

Net operating income (1)
Same store	4,137	4,462	(325)	(7.3)%
2012 and 2013 Acquisitions	4,090	1,810	2,280	126.0%

Total net operating income	$8,227	$6,272	$1,955	31.2%

Other costs and expenses
Depreciation and amortization	3,264	2,482	782	31.5%
General and administrative	1,787	1,606	181	11.3%
Acquisition costs	791	760	31	4.1%

Total other costs and expenses	5,842	4,848	994	20.5%

Other Income (Expense)
Interest and other income	97	33	64	193.9%
Interest expense, including amortization	(1,549)	(1,604)	55	(3.4)%

Total other income and expenses	(1,452)	(1,571)	119	(7.6)%

Income from discontinued operations	392	669	(277)	(41.4)%

Net income	$1,325	$522	$803	153.8%

[1]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $2.9 million for the three months ended September 30, 2013 compared to the same period from the prior year due to property acquisitions during 2012 and 2013. The increase in revenues is offset by a $0.3 million decrease in same store revenues, which is primarily related to decreased occupancy at two properties, as same store consolidated occupancy at quarter end decreased to 90.2% as of September 30, 2013 as compared to 94.8% for the same period in 2012. For the quarters ended September 30, 2013 and 2012, approximately $0.8 million and $0.7 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $1.0 million during the three months ended September 30, 2013 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $0.9 million attributable to property acquisitions during 2012 and 2013.

Depreciation and amortization. Depreciation and amortization increased approximately $0.8 million during the three months ended September 30, 2013 compared to the same period from the prior year due to property acquisitions during 2012 and 2013.

General and administrative expenses. General and administrative expenses increased approximately $0.2 million for the three months ended September 30, 2013 compared to the same period from the prior year due primarily to increased compensation expense and professional fees as compared to the prior year period.

Acquisition costs. Acquisition costs increased by approximately $31,000 for the three months ended September 30, 2013 from the prior year period.

Interest and other income. Interest and other income increased approximately $0.1 million for the three months ended September 30, 2013 compared to the same period from the prior year due primarily to insurance proceeds received in excess of expenses due to Hurricane Sandy.

Interest expense, including amortization. Interest expense decreased approximately $0.1 million for the three months ended September 30, 2013 compared to the same period from the prior year due primarily to a decrease in the interest rate on the Facility and capitalized interest.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012:

	For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$13,916	$14,311	$(395)	(1.0)%
2012 and 2013 Acquisitions	11,529	2,499	9,030	361.3%

Total rental revenues	25,445	16,810	8,635	51.4%
Tenant expense reimbursements
Same store	4,173	3,748	425	11.3%
2012 and 2013 Acquisitions	2,742	604	2,138	354.0%

Total tenant expense reimbursements	6,915	4,352	2,563	58.9%

Total revenues	32,360	21,162	11,198	52.9%

Property operating expenses
Same store	5,382	5,244	138	2.6%
2012 and 2013 Acquisitions	3,759	799	2,960	370.5%

Total property operating expenses	9,141	6,043	3,098	51.3%

Net operating income (1)
Same store	12,707	12,815	(108)	(0.8)%
2012 and 2013 Acquisitions	10,512	2,304	8,208	356.3%

Total net operating income	$23,219	$15,119	$8,100	53.6%

Other costs and expenses
Depreciation and amortization	8,796	5,817	2,979	51.2%
General and administrative	6,170	4,907	1,263	25.7%
Acquisition costs	1,861	1,798	63	3.5%

Total other costs and expenses	16,827	12,522	4,305	34.4%

Other Income (Expense)
Interest and other income	106	36	70	194.4%
Interest expense, including amortization	(4,610)	(3,732)	(878)	23.5%

Total other income and expenses	(4,504)	(3,696)	(808)	21.9%

Income from discontinued operations	1,052	1,611	(559)	(34.7)%

Net income	$2,940	$512	$2,428	474.2%

[1]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of net operating income and same store net operating income from net income (loss) and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $11.2 million for the nine months ended September 30, 2013 compared to the same period from the prior year due to property acquisitions during 2012 and 2013. For the nine months ended September 30, 2013 and 2012, approximately $2.0 million and $2.2 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $3.1 million during the nine months ended September 30, 2013 compared to the same period from the prior year. The increase in total property operating expenses was due to an increase of approximately $3.0 million attributable to property acquisitions during 2012 and 2013 and an increase in same store property operating expenses of approximately $0.1 million compared to the same period from the prior year due to non-reimbursable legal expenses related to the tenant default described under the heading “Recent Developments – Tenant Default” and an increase in real estate tax expense.

Depreciation and amortization. Depreciation and amortization increased approximately $3.0 million during the nine months ended September 30, 2013 compared to the same period from the prior year due to property acquisitions during 2012 and 2013.

General and administrative expenses. General and administrative expenses increased approximately $1.3 million for the nine months ended September 30, 2013 compared to the same period from the prior year due primarily to an increase in the accrued LTIP awards of approximately $0.5 million as compared to the prior year and increased compensation expense and professional fees as compared to the prior year period.

Acquisition costs. Acquisition costs increased by approximately $0.1 million for the nine months ended September 30, 2013 from the prior year period.

Interest and other income. Interest and other income increased approximately $0.1 million for the nine months ended September 30, 2013 compared to the same period from the prior year due primarily to insurance proceeds received in excess of expenses due to Hurricane Sandy.

Interest expense, including amortization. Interest expense increased approximately $0.9 million for the nine months ended September 30, 2013 compared to the same period from the prior year due primarily to the assumption and origination of mortgage loans payable during 2012 and 2013, as well as borrowings under our Facility, including the Term Loan.

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

On February 19, 2013, we completed a public follow-on offering of 5,750,000 shares of our common stock at a price per share of $16.60. The net proceeds of the offering, after deducting the underwriting discount and estimated offering costs, were approximately $90.8 million. We used approximately $65.4 million of the net proceeds to repay outstanding borrowings under our revolving credit facility and the remaining net proceeds to invest in industrial properties and for general business purposes.

On July 11, 2013, we completed a public follow-on offering of 5,750,000 shares of our common stock at a price per share of $18.25, including 43,250 shares that were sold in the offering to our executive and senior officers and members of our board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. The net proceeds of the offering were approximately $99.9 million after deducting the underwriting discount and offering costs of approximately $5.0 million. We used approximately $6.5 million of the net proceeds to repay outstanding borrowings under our revolving credit facility and intend to use the remaining net proceeds to acquire industrial properties and for general corporate purposes, which may include the repayment of indebtedness.

On January 17, 2013, we entered into a Second Amended and Restated Senior Credit Agreement with KeyBank National Association, as administrative agent and as a lender, KeyBanc Capital Markets, as a lead arranger and PNC Bank, National Association, Union Bank, N.A. and Regions Bank as lenders (collectively the “Lenders”) to add a five-year $50.0 million Term Loan and amend the existing $100.0 million revolving credit facility. The five-year $50.0 million Term Loan maturity date under the Facility is January 16, 2018 and the Term Loan was fully funded during the three months ended June 30, 2013. The aggregate amount of the Facility may be increased to a total of up to $300.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The maturity date of the revolving credit facility under the Facility is January 2016, with one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default under the Facility and to the payment of an extension fee. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million revolving credit facility and the $50.0 million Term Loan amount or (ii) 60.0% of the value of the borrowing base properties. The Facility is secured by a pledge of the borrower’s equity interests in the subsidiaries that hold each of the borrowing base properties. Interest on the Facility, including the Term Loan, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 1.65% to 2.65%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of the Facility. The Facility is guaranteed by us and by substantially all of the borrower’s current and to-be-formed subsidiaries that own a “borrowing base property.” The Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Facility. As of September 30, 2013, there were no outstanding borrowings under the revolving credit facility under the Facility and $50.0 million of borrowings outstanding under the Term Loan and 16 properties were in the borrowing base. As of December 31, 2012, there were $65.4 million of borrowings outstanding under the Facility. We were in compliance with the covenants under the Facility at September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, we had outstanding mortgage loans payable of approximately $109.2 million and $111.6 million, respectively, and held cash and cash equivalents totaling approximately $62.0 million and $5.9 million, respectively.

The following table summarizes our debt maturities, principal payments, market capitalization, capitalization ratios, EBITDA, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the nine months ended September 30, 2013 (dollars in thousands):

	Credit Facility	Term Loan	Mortgage Loans Payable	Total Debt
2013 (3 months)	$—	$—	$727	$727
2014	—	—	12,161	12,161
2015	—	—	21,879	21,879
2016	—	—	6,649	6,649
2017	—	—	1,916	1,916
Thereafter	—	50,000	65,062	115,062

Subtotal	—	50,000	108,394	158,394
Unamortized net premiums	—	—	757	757

Total Debt	$—	$50,000	$109,151	$159,151

Weighted Average Interest Rate	n/a	1.8%	4.5%	3.7%

	Shares Outstanding [1]	Market Price [2]	Market Value
Common Stock	24,990,446	$17.76	$443,830
Preferred Stock ($25.00 per share liquidation preference)			46,000

Total Equity			489,830

Total Market Capitalization			$648,981

Total Debt-to-Total Investments in Properties [3]			28.2%

Total Debt-to-Total Market Capitalization [4]			24.5%

Total Debt and Preferred Stock-to-Total Market Capitalization [5]			31.6%

Floating Rate Debt as a % of Total Debt			31.4%

EBITDA [6]			$16,447

Adjusted EBITDA [7]			$19,922

Interest Coverage [8]			4.3	x

Fixed Charge Coverage [9]			2.7	x

Total Debt-to-Adjusted EBITDA [10]			5.5	x

Total Debt and Preferred Stock-to-Adjusted EBITDA [11]			7.1	x

Weighted Average Maturity (years)			4.7

[1]	Includes 157,438 shares of unvested restricted stock as of September 30, 2013.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on September 30, 2013 in dollars per share.

[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums, divided by total investments in properties, including properties held for sale with a gross book value of approximately $16.5 million, as of September 30, 2013.
[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by total market capitalization as of September 30, 2013.
[5]	Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums, plus preferred stock at liquidation preference, divided by total market capitalization as of September 30, 2013.
[6]	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the nine months ended September 30, 2013. EBITDA for such period includes acquisition costs of approximately $1.9 million. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of EBITDA from net income (loss) and a discussion of why we believe EBITDA is a useful supplemental measure of our operating performance.
[7]	Earnings before interest, taxes, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the nine months ended September 30, 2013. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[8]	Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including capitalized interest and amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[9]	Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including capitalized interest and amortization plus preferred stock dividends. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[10]	Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[11]	Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums, plus preferred stock divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2013:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2013	Common stock	$0.120000	February 19, 2013	April 5, 2013	April 19, 2013
March 31, 2013	Preferred stock	$0.484375	February 19, 2013	March 11, 2013	March 31, 2013
June 30, 2013	Common stock	$0.130000	May 7, 2013	July 5, 2013	July 19, 2013
June 30, 2013	Preferred stock	$0.484375	May 7, 2013	June 11, 2013	July 1, 2013
September 30, 2013	Common stock	$0.130000	August 6, 2013	October 7, 2013	October 21, 2013
September 30, 2013	Preferred stock	$0.484375	August 6, 2013	September 11, 2013	September 30, 2013

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage loans payable, draws on our Facility and common and preferred stock issuances. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs, corporate overhead costs and common and preferred stock dividends.

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $9.7 million for the nine months ended September 30, 2013 compared to approximately $7.1 million for the nine months ended September 30, 2012. This increase in cash provided by operating activities is attributable to additional cash flows generated from properties acquired during 2012 and 2013.

Cash From Investing Activities. Net cash used in investing activities was $116.9 million and $148.0 million, respectively, for the nine months ended September 30, 2013 and 2012, which consists primarily of cash paid for property acquisitions of $110.1 million and $138.9 million, respectively, and additions to buildings, improvements and leasing costs of approximately $6.3 million and $8.8 million, respectively.

Cash From Financing Activities. Net cash provided by financing activities was $163.3 million for the nine months ended September 30, 2013, which consists primarily of $190.7 million in net common stock issuance proceeds less net payments on the Facility of approximately $15.4 million and approximately $9.1 million in dividend payments. Net cash provided by financing activities was $142.3 million for the nine months ended September 30, 2012, which consisted primarily of approximately $99.0 million in net common and preferred stock issuance proceeds and borrowings on mortgage loans and the Facility of approximately $193.6 million, less $143.3 million of net payments on the Facility and Term Loan payable and $4.6 million in dividend payments.

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

Contractual Obligations

As November 6, 2013, we had five outstanding contracts with third-party sellers to acquire six industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence, various closing conditions and with respect to one of the properties, the consent of the mortgage lender. The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	1	40,000	$6,000	$—
Northern New Jersey/New York City	2	104,930	7,000	—
San Francisco Bay Area	—	—	—	—
Seattle	1	62,617	6,600	2,779
Miami	—	—	—	—
Washington, D.C./Baltimore	2	144,304	11,600	—

Total	6	351,851	$31,200	$2,779

As of November 6, 2013, we have entered into an agreement with a third-party purchaser to sell one property located in the Northern New Jersey/New York City market for a sales price of approximately $19.0 million. There is no assurance that we will complete the sale of the property under contract because the proposed sale is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

The following table summarizes our contractual obligations due by period as of September 30, 2013 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$8,033	$27,848	$8,396	$114,117	$158,394

Debt Interest Payments	3,484	7,477	5,350	4,401	20,712

Operating lease commitments	231	482	506	1,016	2,235

Purchase Obligations	31,200	—	—	—	31,200

Total	$42,948	$35,807	$14,252	$119,534	$212,541

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

The following table reflects the calculation of FFO reconciled from net and comprehensive income (loss) available to common stockholders for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands except per share data):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net and comprehensive income (loss) available to common stockholders	$434	$(191)	$625	n/a	$266	$(201)	$467	n/a
Depreciation and amortization
Depreciation and amortization from continuing operations	3,264	2,482	782	31.5%	8,796	5,817	2,979	51.2%
Depreciation related to discontinued operations	—	—	—	n/a	101	408	(307)	(75.2)%
Non-real estate depreciation	(23)	(34)	11	(32.4)%	(77)	(91)	14	(15.4)%
Allocation to participating securities (1)	(23)	(25)	2	(8.0)%	(68)	(62)	(6)	9.7%

Funds from operations (2)	$3,652	$2,232	$1,420	63.6%	$9,018	$5,871	$3,147	53.6%

Basic and diluted FFO per common share	$0.15	$0.17	$(0.02)	(10.2)%	$0.46	$0.45	$0.01	1.9%

Weighted average basic and diluted common shares	24,208,008	13,284,894			19,723,266	13,084,978

[1]	To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 157,562 and 149,995 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2013 and 2012, respectively, and to 155,946 and 146,414 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2013 and 2012, respectively.
[2]	Includes expensed acquisition costs of approximately $0.8 million for both the three months ended September 30, 2013 and 2012 and approximately $1.9 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The following table reflects the calculation of EBITDA and Adjusted EBITDA reconciled from net income (loss) for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Net income	$1,325	$522	$803	153.8%	$2,940	$512	$2,428	474.2%
Depreciation and amortization from continuing operations	3,264	2,482	782	31.5%	8,796	5,817	2,979	51.2%
Depreciation related to discontinued operations	—	—	—	n/a	101	408	(307)	(75.2)%
Interest expense, including amortization	1,549	1,604	(55)	(3.4)%	4,610	3,732	878	23.5%

EBITDA	$6,138	$4,608	$1,530	33.2%	$16,447	$10,469	$5,978	57.1%

Stock-based compensation	295	311	(16)	(5.1)%	1,614	1,012	602	59.5%
Acquisition costs	791	760	31	4.1%	1,861	1,798	63	3.5%

Adjusted EBITDA	$7,224	$5,679	$1,545	27.2%	$19,922	$13,279	$6,643	50.0%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of September 30, 2013 and since January 1, 2012 and excludes properties that were either disposed of or held for sale to a third party. As of September 30, 2013, the same store pool consisted of 44 buildings aggregating approximately 3.1 million square feet. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding our operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income (loss) for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Net income	$1,325	$522	$803	153.8%	$2,940	$512	$2,428	474.2%
Depreciation and amortization from continuing operations	3,264	2,482	782	31.5%	8,796	5,817	2,979	51.2%
Income from discontinued operations	(392)	(669)	277	(41.4)%	(1,052)	(1,611)	559	(34.7)%
General and administrative	1,787	1,606	181	11.3%	6,170	4,907	1,263	25.7%
Acquisition costs	791	760	31	4.1%	1,861	1,798	63	3.5%
Total other income and expenses	1,452	1,571	(119)	(7.6)%	4,504	3,696	808	21.9%

Net operating income	8,227	6,272	1,955	31.2%	23,219	15,119	8,100	53.6%
Less non same store NOI	(4,090)	(1,810)	(2,280)	126.0%	(10,512)	(2,304)	(8,208)	356.3%

Same store NOI	$4,137	$4,462	$(325)	(7.3)%	$12,707	$12,815	$(108)	(0.8)%

Less straight-line rents and amortization of lease intangibles (1)	(202)	(800)	598	(74.8)%	(826)	(2,674)	1,848	(69.1)%

Cash-basis same store NOI	$3,935	$3,662	$273	7.5%	$11,881	$10,141	$1,740	17.2%

[1]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

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

As of September 30, 2013, we had a total of $50.0 million of borrowings outstanding under our Facility, including the Term Loan. Amounts borrowed under our Facility, including the Term Loan, bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin, which interest rate was 1.83% as of September 30, 2013. If the LIBOR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $125,000 annually on the total of the outstanding balance on our Facility, including the Term Loan, as of September 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 6, 2013.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 6, 2013.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated November 6, 2013.

32.1**	18 U.S.C. § 1350 Certification dated November 6, 2013.

32.2**	18 U.S.C. § 1350 Certification dated November 6, 2013.

32.3**	18 U.S.C. § 1350 Certification dated November 6, 2013.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

November 6, 2013	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

November 6, 2013	By:	/s/ Michael A. Coke
Michael A. Coke
President

November 6, 2013	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 6, 2013.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 6, 2013.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated November 6, 2013.

32.1**	18 U.S.C. § 1350 Certification dated November 6, 2013.

32.2**	18 U.S.C. § 1350 Certification dated November 6, 2013.

32.3**	18 U.S.C. § 1350 Certification dated November 6, 2013.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.