Form 10-K
period 2013-12-31
Terreno Realty Corp
filed 2014-02-19
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34603

Terreno Realty Corporation

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1262675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

101 Montgomery Street, Suite 200 San Francisco, CA	94104
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 655-4580

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value per share 7.75% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold, as of June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter: $341,815,313. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant).

The registrant had 24,990,120 shares of its common stock, $0.01 par value per share, outstanding as of February 14, 2014.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2013 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K

for the Year Ended December 31, 2013

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

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our company” or “the company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution (approximately 86.4% of our total portfolio square footage as of December 31, 2013), flex (including light industrial and research and development, or R&D) (approximately 11.1%) and trans-shipment (approximately 2.5%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2013, we owned 96 buildings aggregating approximately 6.8 million square feet, which we purchased for an aggregate purchase price of approximately $615.8 million, including the assumption of mortgage loans payable of approximately $55.1 million, which includes mortgage premiums of approximately $1.5 million. As of December 31, 2013, our properties were approximately 92.8% leased to 214 tenants, the largest of which accounted for approximately 7.2% of our total annualized base rent.

We are an internally managed Maryland Corporation. We were incorporated in November 2009 and on February 16, 2010, we completed our initial public offering of 8,750,000 shares of our common stock and a concurrent private placement of an aggregate of 350,000 shares of our common stock to our executive officers at a price per share of $20.00. The net proceeds of our initial public offering were approximately $162.8 million after deducting the full underwriting discount of approximately $10.5 million and other offering expenses of approximately $1.7 million. We received net proceeds of approximately $7.0 million from our concurrent private placement.

On January 13, 2012, we completed a public follow-on offering of 4,000,000 shares of our common stock, including 93,000 shares purchased by our senior management and directors, at a price per share of $14.25. On February 13, 2012, we sold an additional 61,853 shares of our common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. No underwriting discount or commission was paid on the shares sold to such officers and directors. The net proceeds of the offering, after deducting the underwriting discount and offering costs, were approximately $54.7 million. We used approximately $41.0 million of the net proceeds to repay outstanding borrowings under our revolving credit facility on January 13, 2012 and used the remainder of the net proceeds to invest in industrial properties and for general business purposes.

On July 19, 2012, we completed a public offering of 1,840,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), including 240,000 shares sold upon the exercise by the underwriters of their option to purchase additional shares, at a price per share of $25.00. The net proceeds of the offering were approximately $44.3 million after deducting the underwriting discount and other offering expenses of approximately $1.7 million. We used the net proceeds to reduce outstanding borrowings under our revolving credit facility.

On February 19, 2013, we completed a public follow-on offering of 5,750,000 shares of our common stock at a price per share of $16.60, including 90,325 shares that were sold in the offering to our executive and senior officers and members of our board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. The net proceeds of the offering, after deducting the underwriting discount and offering costs, were approximately $90.8 million. We used approximately $65.4 million of the net proceeds to repay outstanding borrowings under our revolving credit facility and the remaining net proceeds to invest in industrial properties and for general business purposes.

On July 11, 2013, we completed a public follow-on offering of 5,750,000 shares of our common stock at a price per share of $18.25, including 43,250 shares that were sold in the offering to our executive and senior officers and members of our board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. The net proceeds of the offering were approximately $99.9 million after deducting the underwriting discount and offering costs of approximately $5.0 million. We used approximately $6.5 million of the net proceeds to repay outstanding borrowings under our revolving credit facility and the remaining net proceeds to acquire industrial properties and for general business purposes.

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

Industrial Facility General Characteristics

Warehouse / distribution (approximately 86.4% of our total portfolio square footage as of December 31, 2013)

•	Single and multiple tenant facilities that typically serve tenants greater than 30,000 square feet of space

•	Generally less than 20% office space

•	Typical clear height from 18 feet to 36 feet

•	May include production/manufacturing areas

•	Adequate interior access via dock high and/or grade level doors

•	Adequate truck court for large and small truck distribution options, possibly including staging for a high volume of truck activity and/or trailer storage

Flex (including light industrial and R&D, approximately 11.1% of our total portfolio square footage as of December 31, 2013)

•	Single and multiple tenant facilities that typically serve tenants less than 30,000 square feet of space

•	Facilities generally accommodate both office and warehouse/manufacturing activities

•	Typically has a larger amount of office space and shallower bay depths than warehouse/distribution facilities

•	Adequate parking consistent with increased office use

•	Adequate interior access via grade level and/or dock high doors

•	Staging for moderate truck activity

•	May include a showroom, service center, or assembly/light manufacturing component

•	Enhanced landscaping

Trans-shipment (approximately 2.5% of our total portfolio square footage as of December 31, 2013)

•	Includes truck terminals and airport on-tarmac facilities, which serve both single and multiple tenants

•	Typically has a high number of dock high doors, shallow bay depth and lower clear height

•	Staging for a high volume of truck activity and trailer storage

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

We have no current intention to acquire undeveloped industrial land or to pursue ground up development. However, we may pursue redevelopment opportunities of properties that we own or acquire adjacent land to expand our existing facilities.

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

The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2013, we acquired 28 unstabilized properties of which 14 have been stabilized.

We may sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales will be reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of two properties since inception.

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

Our Corporate Structure

We are a Maryland corporation formed on November 6, 2009 and have been publicly held and subject to U.S. Security and Exchange Commission, or SEC, reporting obligations since 2010. We are not structured as an Umbrella Partnership Real Estate Investment Trust, or UPREIT. We currently own our properties indirectly through subsidiaries and may utilize one or more taxable REIT subsidiaries as appropriate.

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

In general, we utilize local third party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues. As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on us, or (2) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. We were not aware of any significant or material exposures as of December 31, 2013 and 2012.

Employees

As of February 19, 2014, we have 15 employees. None of our employees is a member of any union.

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

In addition, we expect to finance future acquisitions through a combination of borrowings under our revolving credit facility, term loans and the use of retained cash flows, long-term debt and the issuance of common and perpetual preferred stock, which may not be available at all or on advantageous terms and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock and our preferred stock.

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

•

the possibility that a concentration of our industrial properties in Los Angeles, the San Francisco Bay Area and Seattle may increase our exposure to seismic activity, especially if these industrial properties are located on or near fault zones; and

•	the possibility that we may not meet our estimated forecasts related to stabilized cap rates.

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

If adverse conditions in the credit markets — in particular with respect to real estate — materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in industrial properties will be limited if we cannot obtain additional financing on favorable terms or at all. In the future, we will rely on debt financing, including borrowings under our revolving credit facility, term loans, issuances of unsecured debt securities and debt secured by individual properties, to finance our acquisition activities and for working capital. If we are unable to obtain debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. Market conditions may make it difficult to obtain additional financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

In addition, to qualify as a REIT, we are required to distribute at least 90% of our taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our stockholders, and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and expansion, if any, or other capital expenditures will be limited. We have a $100.0 million revolving credit facility to finance acquisitions and for working capital requirements. Terreno guarantees the obligations of the borrower (a wholly-owned subsidiary) under the revolving credit facility. The revolving credit facility matures in January 2016 and provides for one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default and to our payment of an extension fee. As of December 31, 2013, there were $31.0 million of borrowings outstanding on the revolving credit facility.

The availability and timing of cash distributions is uncertain.

In 2012 and 2013, we made quarterly distributions to holders of our common stock and beginning in September 2012, to holders of our preferred stock and we intend to continue to pay regular quarterly distributions. However, we bear all expenses incurred by our operations, and the funds generated by our operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such cash for working capital. Our ability to make distributions to our stockholders also will depend on our levels of retained cash flows, which we intend to use as a source of investment capital. We cannot assure our stockholders that sufficient funds will be available to pay distributions. Our corporate strategy is to fund the payment of quarterly distributions to our stockholders entirely from distributable cash flows. However, we may fund our quarterly distributions to our stockholders from a combination of available cash flows, net of recurring capital expenditures, and proceeds from borrowings and property dispositions. In the event we are unable to consistently fund future quarterly distributions to our stockholders entirely from distributable cash flows the value of our shares may be negatively impacted.

We depend on key personnel.

Our success depends to a significant degree upon the contributions of certain key personnel including, but not limited to, our chairman and chief executive officer and our president, each of whom would be difficult to replace. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our senior management group or to attract suitable replacements should any members of the senior management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel.

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

Events or occurrences that affect areas in which our properties are located may materially adversely impact our financial results.

In addition to general, regional, national and international economic conditions that may materially adversely affect our business and financial results, our operating performance will be materially adversely impacted by adverse economic conditions in the specific markets in which we operate and particularly in the markets in which we have significant concentrations of properties. Any downturn in the economy in the real estate market or any of our markets and any failure to accurately predict the timing of any economic improvement in these markets could cause our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, to be materially adversely affected. As of December 31, 2013, approximately 37.5% of our buildings were located in Northern New Jersey / New York City, representing approximately 35.8% of our total annualized base rent.

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

Our real estate redevelopment or expansion strategies may not be successful.

In connection with our business strategy, we may pursue redevelopment opportunities or construct expansions or improvements of industrial properties that we own. We will be subject to risks associated with our redevelopment, renovation and expansion activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

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

Our business strategy contemplates the use of both non-recourse secured debt and unsecured debt to finance long-term growth. As of December 31, 2013, we had total debt outstanding of approximately $189.3 million, which consisted of our revolving credit facility, our $50.0 million term loan and mortgage loans payable. While over the long-term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 40% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. Over the long-term, we also intend to maintain a fixed charge coverage ratio in excess of 2.0x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness. Our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:

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

If we incur additional debt in the future, including debt under our revolving credit facility, and do not have sufficient funds to repay such debt at maturity, it may be necessary to refinance the debt through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense would adversely affect our cash flows, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of industrial properties on disadvantageous terms, potentially resulting in losses. We may place mortgages on our properties that we own to secure a revolving credit facility or other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our industrial properties that may be pledged to secure our obligations to foreclosure. Also, covenants applicable to any future debt could impair our planned investment strategy and, if violated, result in a default.

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

Our revolving credit facility, our $50.0 million term loan and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, covenants that could limit our operations and our ability to make distributions to our stockholders.

We have a credit facility, which consists of a $100.0 million revolving credit facility and a $50.0 million term loan. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our revolving credit facility and our term loan. Our revolving credit facility and our term loan and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will limit or restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. For example, our credit facility restricts distributions if we are in default and otherwise limits our fiscal year distributions to 95% of our funds from operations. The covenants in our debt agreements may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. In addition, the failure of at least one of our chief executive officer and our president or any successors approved by the administrative agent to continue to be active in our day-to-day management constitutes an event of default under our credit facility. We have 120 days under our revolving credit facility to hire a successor executive reasonably satisfactory to the administrative agent in the event that both our chief executive officer and our president or any successors cease to be active in our management. If we violate covenants or if there is an event of default under our credit facility, our existing mortgage loans payable or in our future agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all.

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

We may not acquire the industrial properties that we have entered into agreements to acquire or with respect to which we have entered into non-binding letters of intent.

We have entered into agreements with third-party sellers to acquire two industrial buildings containing an aggregate of approximately 258,769 square feet as more fully described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions and there is no assurance that such proposed acquisitions, if completed, will be completed on the timeframe we expect. If we do not complete the acquisition of the properties under contract, we will have incurred expenses without our stockholders realizing any benefit from the acquisition of such properties.

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

We may from time to time be subject to litigation that may negatively impact our cash flow, financial condition, results of operations and market price of our common stock.

We may from time to time be a defendant in lawsuits and regulatory proceedings relating to our business. Such litigation and proceedings may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could negatively impact our cash flow, financial condition, results of operations and trading price of our common stock.

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

Currently, the maximum tax rate for qualified dividends payable to individual U.S. stockholders is (i) 15%; or (ii) 20% if such individual’s modified adjusted gross income exceeds certain thresholds. Dividends payable by REITs, however, are generally not eligible for such reduced rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Future offerings of debt, which would be senior to our common stock and preferred stock upon liquidation, and/or preferred stock which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock or preferred stock, as applicable.

We have a credit facility that consists of a $100.0 million revolving credit facility and a $50.0 million term loan to finance acquisitions and for working capital requirements with total outstanding borrowings of $81.0 million as of December 31, 2013. In addition, as of December 31, 2013, we had total mortgage loans payable of approximately $108.3 million. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our credit facility. Upon liquidation, holders of our debt securities and shares of preferred stock, including our Series A Preferred Stock, and lenders with respect to other borrowings, including our existing mortgage loans payable, will receive distributions of our available assets prior to the holders of our common stock. In addition, holders of our debt securities and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our Series A Preferred Stock. Additional equity offerings may dilute the holdings of our existing stockholders and/or reduce the market price of our common stock or our preferred stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock has a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock or preferred stock and diluting their stock holdings in us.

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

As of December 31, 2013, we owned 96 buildings aggregating approximately 6.8 million square feet. The properties are located in Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington D.C./Baltimore. As of December 31, 2013, our properties were approximately 92.8% leased to 214 tenants, the largest of which accounted for approximately 7.2% of our total annualized base rent. Our focus is on the ownership of several types of industrial real estate, including warehouse/distribution (approximately 86.4% of our total portfolio square footage as of December 31, 2013), flex (including light industrial and R&D) (approximately 11.1%) and trans-shipment (approximately 2.5%). See “Our Investment Strategy – Industrial Facility General Characteristics” in this Annual Report on Form 10-K for a general description of these types of industrial real estate. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K, for a detailed listing of our properties.

The following table summarizes by market our investments in real estate as of December 31, 2013:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of December 31, 2013	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)
Los Angeles	13	1,136,422	16.7%	98.6%	$6,945	15.2%	$6.20	1.7	$121,129
Northern New Jersey/New York City	36	2,151,969	31.7%	93.9%	16,386	35.8%	8.11	3.5	230,743
San Francisco Bay Area	15	742,783	10.9%	85.8%	6,617	14.5%	10.38	5.7	95,187
Seattle	5	492,794	7.3%	89.9%	2,515	5.5%	5.68	4.5	40,735
Miami	17	1,248,243	18.4%	94.8%	7,721	16.9%	6.53	3.1	93,783
Washington, D.C./Baltimore	10	1,017,917	15.0%	88.0%	5,541	12.1%	6.18	5.4	70,262

Total/Weighted Average	96	6,790,128	100.0%	92.8%	$45,725	100.0%	$7.26	3.9	$651,839

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2013, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2013, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three months and years ended December 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2013	2012	2013	2012
Building improvements	$1,578	$1,179	$5,441	$7,020
Tenant improvements	509	190	1,904	1,638
Leasing commissions	950	102	2,633	742

Total capital expenditures (1)	$3,037	$1,471	$9,978	$9,400

[1]

Includes approximately $2.4 million and $0.8 million for the three months ended December, 2013 and 2012, respectively, and approximately $5.7 million and $4.7 million for the years ended December 31, 2013 and 2012, respectively, related to leasing acquired vacancy and renovation projects (stabilization capital) at seven and nine properties, respectively, for the three months and year ended December 31, 2013 and four properties for the three months and year ended December 31, 2012.

The following table summarizes the anticipated lease expirations for leases in place at December 31, 2013, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet [1]	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1,2]	% of Total Annualized Base Rent [1]
2014	993,779	14.6%	$5,966	11.8%
2015	1,709,361	25.2%	10,717	21.2%
2016	455,394	6.7%	4,020	7.9%
2017	337,716	5.0%	3,083	6.1%
2018	683,517	10.1%	6,451	12.7%
2019+	2,121,212	31.2%	20,393	40.3%

Total	6,300,979	92.8%	$50,630	100.0%

[1]	Includes leases that expire on or after December 31, 2013 and month-to-month leases totaling 319,623 square feet.
[2]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of December 31, 2013, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of December 31, 2013, leases representing approximately 14.6% of the total rentable square footage of our portfolio are scheduled to expire during the year ending December 31, 2014. In general, we continue to see improving demand for industrial space in most of our markets. We currently expect that on average, the rental rates we are likely to achieve on any new (re-leased) or renewed leases for our 2014 expirations will generally be flat to slightly above the rates currently being paid for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or slightly above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 77.4% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 tenants based on annualized base rent as of December 31, 2013 are as follows:

	Tenant	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	FedEx Corporation	5	241,783	3.6%	$3,283	7.2%
2	Cepheid	3	171,707	2.5%	2,742	6.0%
3	H.D. Smith Wholesale Drug Company	1	211,418	3.1%	2,070	4.5%
4	Home Depot	1	413,092	6.1%	1,809	4.0%
5	YRC Worldwide	2	61,252	0.9%	1,288	2.8%
6	Miami International Freight Solutions	1	192,454	2.8%	1,139	2.5%
7	Avborne Accessory Group	1	137,594	2.0%	1,028	2.2%
8	Northrop Grumman Systems	1	103,200	1.5%	998	2.2%
9	Sohnen Enterprises	1	161,610	2.4%	994	2.2%
10	Banah International Group [2]	1	301,983	4.4%	906	2.0%
11	United States Government	1	71,400	1.1%	690	1.5%
12	Monarch Electric Company	1	92,913	1.4%	687	1.5%
13	JAM’N Logistics	1	110,336	1.6%	671	1.5%
14	International Paper Company	1	137,872	2.0%	653	1.5%
15	Maines Paper & Food Service	1	98,745	1.5%	642	1.4%
16	United Parcel Service	3	79,712	1.2%	615	1.3%
17	Vista Color	1	74,786	1.1%	600	1.3%
18	Creative Touch Interiors	1	84,961	1.3%	598	1.3%
19	Con-way Freight	1	57,682	0.8%	585	1.3%
20	Bakeco	1	68,989	1.0%	569	1.2%

	Total	29	2,873,489	42.3%	$22,567	49.4%

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2013, multiplied by 12.
[2]

Represents a month-to-month lease related to the tenant default described under the heading “2013 Developments” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

As of December 31, 2013, 15 of our 53 properties with a net investment book value of approximately $218.0 million were encumbered by mortgage loans payable totaling approximately $108.3 million, which bear interest at a weighted average fixed annual rate of 4.54%.

Item 3.	Legal Proceedings.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Our Common Stock and Related Stockholder Matters.

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TRNO”. The following table sets forth, for the indicated periods, the high and low sale prices for our common stock, as reported on the NYSE and the per share dividends declared:

Year	High	Low	Dividend
2013
First Quarter	$18.03	$15.59	$0.12
Second Quarter	20.20	17.78	0.13
Third Quarter	19.21	17.00	0.13
Fourth Quarter	18.63	16.71	0.13
2012
First Quarter	$15.25	$13.75	$0.10
Second Quarter	15.11	13.40	0.12
Third Quarter	16.10	14.64	0.12
Fourth Quarter	15.79	14.20	0.12

As of February 1, 2014, there were approximately 2,039 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.

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

The timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors, including:

•	actual results of operations;

•	our level of retained cash flows;

•	any debt service requirements;

•	capital expenditure requirements for our properties;

•	our property dispositions;

•	our taxable income;

•	the annual distribution requirement under the REIT provisions of the Code;

•	the amount required to declare and pay in cash or set aside for the payment of dividends on our Series A Preferred Stock for all past dividend periods that have ended;

•	our operating expenses;

•	restrictions on the availability of funds under Maryland law; and

•	other factors that our board of directors may deem relevant.

In addition, our credit facility has a covenant limiting our maximum REIT distribution paid to a percentage of our funds from operations (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”) before acquisition costs of 95% for each fiscal year (subject to distribution payments necessary to preserve our REIT status) beginning in fiscal 2012. The percentage limitation was 110% for fiscal 2010 and 100% for fiscal 2011. To the extent that, in respect of any calendar year, cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable share distribution or distribution of debt securities. Income as computed for purposes of the tax rules described above will not necessarily correspond to our income as determined for financial reporting purposes.

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

The following table sets forth the cash dividends paid or payable during the years ended December 31, 2013 and 2012:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2013	Common stock	$0.120000	February 19, 2013	April 5, 2013	April 19, 2013
March 31, 2013	Preferred stock	$0.484375	February 19, 2013	March 11, 2013	March 31, 2013
June 30, 2013	Common stock	$0.130000	May 7, 2013	July 5, 2013	July 19, 2013
June 30, 2013	Preferred stock	$0.484375	May 7, 2013	June 11, 2013	July 1, 2013
September 30, 2013	Common stock	$0.130000	August 6, 2013	October 7, 2013	October 21, 2013
September 30, 2013	Preferred stock	$0.484375	August 6, 2013	September 11, 2013	September 30, 2013
December 31, 2013	Common stock	$0.130000	November 5, 2013	December 31, 2013	January 14, 2014
December 31, 2013	Preferred stock	$0.484375	November 5, 2013	December 11, 2013	December 31, 2013

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2012	Common stock	$0.100000	February 21, 2012	April 5, 2012	April 19, 2012
June 30, 2012	Common stock	$0.120000	May 4, 2012	July 9, 2012	July 23, 2012
September 30, 2012	Common stock	$0.120000	August 3, 2012	October 5, 2012	October 26, 2012
September 30, 2012	Preferred stock	$0.387500	August 3, 2012	September 10, 2012	October 1, 2012
December 31, 2012	Common stock	$0.120000	November 6, 2012	December 31, 2012	January 14, 2013
December 31, 2012	Preferred stock	$0.484375	November 6, 2012	December 10, 2012	December 31, 2012

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
October 1, 2013 - October 31, 2013	—		$—	N/A	N/A
November 1, 2013 - November 30, 2013	326	(1)	17.16	N/A	N/A
December 1, 2013 - December 31, 2013	—		—	N/A	N/A

	326		$17.16	N/A	N/A

[1]	Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.

Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from February 10, 2010 (the first day our stock began trading on the NYSE) to December 31, 2013 with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index and the FTSE NAREIT Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on February 10, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data derived from our audited consolidated financial statements as of December 31, 2013, 2012, 2011 and 2010, for the years ended December 31, 2013, 2012 and 2011 and the period from February 16, 2010 (commencement of operations) to December 31, 2010 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K beginning on page F-1 and with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars in thousands, except share and per share amounts):

	For the Year Ended December 31,			Period from February 16, 2010 (Commencement of Operations) to December 31, 2010
	2013	2012	2011
Operating Data
Total revenues	$45,529	$29,335	$14,182	$3,105
Total costs and expenses	36,973	25,931	17,375	8,629
Income (loss) from continuing operations	2,451	(2,031)	(5,807)	(5,984)
Income from discontinued operations	1,412	2,059	2,078	594
Gain on sales of real estate investments	2,778	4,037	—	—
Net and comprehensive income (loss) available to common stockholders, net of preferred stock dividends	3,056	2,437	(3,729)	(5,390)
Earnings per Common Share - Basic and Diluted:
Income (loss) from continuing operations available to common stockholders, net of preferred stock dividends	$(0.05)	$(0.28)	$(0.64)	$(0.63)
Income from discontinued operations	0.20	0.47	0.23	0.04

Net income (loss) available to common stockholders, net of preferred stock dividends	$0.15	$0.19	$(0.41)	$(0.59)

Dividends declared per common share	$0.51	$0.46	$0.40	$—
Dividends declared per preferred share	1.94	0.87	—	—
Basic and Diluted Weighted Average Common Shares Outstanding	21,011,276	13,135,440	9,161,805	9,112,000
Other Data
Funds from operations [1]	$12,689	$7,435	$1,056	$(4,209)
Basic and diluted FFO per common share [1]	0.60	0.57	0.12	(0.46)
Cash flows provided by (used in):
Operating activities	$13,495	$9,749	$2,149	$(2,019)
Investing activities	(201,865)	(160,180)	(105,884)	(116,581)
Financing activities	189,429	153,112	49,731	175,852
Balance Sheet Data
Investments in real estate at cost	$651,839	$445,348	$264,584	$136,363
Total assets	645,324	445,318	267,049	194,382
Total debt	189,313	177,044	99,315	17,676
Total stockholders’ equity	438,835	255,274	159,011	165,499

[1]

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures,” in this Annual Report on Form 10-K for a reconciliation to net and comprehensive income (loss), net of preferred stock dividends and a discussion of why we believe funds from operations, or FFO, is a useful supplemental measure of operating performance, ways in which investors might use FFO when assessing our financial performance, and FFO’s limitations as a measurement tool.

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

Overview

We acquire, own and operate industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution (approximately 86.4% of our total portfolio square footage as of December 31, 2013), flex (including light industrial and R&D) (approximately 11.1%) and trans-shipment (approximately 2.5%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. As of December 31, 2013, we owned 96 buildings aggregating approximately 6.8 million square feet, which we purchased for an aggregate purchase price of approximately $615.8 million, including the assumption of mortgage loans payable of approximately $55.1 million, which includes mortgage premiums of approximately $1.5 million. As of December 31, 2013, our properties were approximately 92.8% leased to 214 tenants, the largest of which accounted for approximately 7.2% of our total annualized base rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2010.

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

We have no current intention to acquire undeveloped industrial land or to pursue ground up development. However, we may pursue redevelopment opportunities of properties that we own or acquire adjacent land to expand our existing facilities.

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

The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2013, we acquired 28 unstabilized properties of which 14 have been stabilized.

We may sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value and/or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales will be reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of two properties since inception.

2013 Developments

Acquisition Activity

During the year ended December 31, 2013, we acquired 30 industrial buildings containing 1,916,394 square feet for a total purchase price of approximately $205.5 million and land adjacent to one of our existing properties for a purchase price of approximately $5.0 million. The properties were acquired from unrelated third parties using existing cash on hand and net of borrowings under our revolving credit facility and our $50.0 million term loan. The following table sets forth the industrial buildings we acquired during the year ended December 31, 2013:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
107th Avenue	Medley, FL	March 6, 2013	1	49,284	$5,095	6.3%
SeaTac 8th Ave	Burien, WA	March 21, 2013	1	68,583	6,450	5.6%
240 Littlefield Avenue	South San Francisco, CA	April 3, 2013	1	67,800	8,400	6.4%
101st Road	Medley, FL	April 26, 2013	1	52,536	6,000	7.0%
Americas Gateway	Doral, FL	May 22, 2013	6	306,924	23,725	6.7%
Route 100	Elkridge, MD	June 12, 2013	2	348,610	16,650	8.0%
1 Dodge Drive	West Caldwell, NJ	June 20, 2013	1	92,913	6,775	9.0%
17 Madison	Fairfield, NJ	July 23, 2013	1	30,792	2,840	8.5%
550 Delancy	Newark, NJ	July 25, 2013	1	52,086	15,000	5.6%
Melanie Lane	East Hanover, NJ	September 30, 2013	3	166,735	20,000	7.4%
Michele/Meadow	Carlstadt, NJ	October 17, 2013	2	90,225	9,875	5.7%
60 Ethel	Piscataway, NJ	November 6, 2013	2	104,930	7,000	7.4%
8215 Dorsey	Jessup, MD	November 15, 2013	1	88,438	6,000	6.7%
4230 Forbes	Lanham, MD	December 11, 2013	1	55,877	5,600	10.0%
14611 Broadway	Gardena, CA	December 19, 2013	1	40,000	6,000	6.5%
3601 Pennsy	Landover, MD	December 23, 2013	1	71,400	7,000	5.8%
JFK Airgate	Queens, NY	December 27, 2013	4	229,261	53,111	5.3%

Total/Weighted Average			30	1,916,394	$205,521	6.5%

[1]

Excludes intangible liabilities totaling approximately $1.4 million and 130 Interstate expansion land adjacent to one of the Company’s properties acquired totaling approximately $5.0 million. The total aggregate investment was approximately $212.4 million.

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

Disposition Activity

During the year ended December 31, 2013, we sold one property located in Totowa, New Jersey for a sales price of approximately $19.0 million, resulting in a gain of approximately $2.8 million.

Public Follow-on Offerings

On February 19, 2013, we completed a public follow-on offering of 5,750,000 shares of our common stock at a price per share of $16.60, including 90,325 shares that were sold in the offering to our executive and senior officers and members of our board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. The net proceeds of the offering, after deducting the underwriting discount and offering costs, were approximately $90.8 million. We used approximately $65.4 million of the net proceeds to repay outstanding borrowings under our revolving credit facility and the remaining net proceeds to invest in industrial properties and for general business purposes.

On July 11, 2013, we completed a public follow-on offering of 5,750,000 shares of our common stock at a price per share of $18.25, including 43,250 shares that were sold in the offering to our executive and senior officers and members of our board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. The net proceeds of the offering were approximately $99.9 million after deducting the underwriting discount and offering costs of approximately $5.0 million. We used approximately $6.5 million of the net proceeds to repay outstanding borrowings under our revolving credit facility and the remaining net proceeds to acquire industrial properties and for general business purposes.

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

The $50.0 million Term Loan maturity date under the Facility is January 16, 2018. The amendment extends the maturity date for the $100.0 million revolving credit facility under the Facility to January 2016 and provides for one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default under the Facility and to our payment of an extension fee. Interest on the Facility, including the Term Loan, continues to generally be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin was reduced to a range from 1.65% to 2.65% depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The aggregate amount of the Facility may be increased to a total of up to $300.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The Facility continues to be guaranteed by the Company and by substantially all of the borrower’s current and to-be-formed subsidiaries that own a “borrowing base property.” In addition, the Facility continues to be secured by a pledge of the equity interests of the borrower (a wholly-owned subsidiary of the Company) in the subsidiaries that hold each of the borrowing base properties. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million revolving credit facility amount and the $50.0 million Term Loan amount or (ii) 60% of the value of the borrowing base properties. As of December 31, 2013, there were approximately $31.0 million of borrowings outstanding under the revolving credit facility under the Facility and $50.0 million of borrowings outstanding under the Term Loan.

Tenant Default

On January 29, 2013, we filed a one count eviction action against Banah International Group (“Banah”), our tenant at 215 10th Avenue located in Hialeah, FL for failure to pay December 2012 and January 2013 rent. As a result, we incurred charges during the year ended December 31, 2012 of approximately $45,000 related to the bad-debt reserve of outstanding accounts receivable, approximately $1.1 million related to the write-off of deferred rent receivable and approximately $0.4 million related to the write-off of capitalized leasing commissions, net of deferred lease commissions payable. On February 21, 2013, the state court entered a default judgment for possession against Banah. Later that same day, Banah filed a Chapter 11 bankruptcy petition and has subsequently extended the deadline to affirm or reject the lease while working on a plan of reorganization. On December 18, 2013, Banah filed its proposed plan for reorganization which calls for a successor entity to assume the lease, pending plan confirmation by the Bankruptcy Court. Banah has paid lease payments in accordance with the lease for the period from February 21, 2013 through February 28, 2014. It cannot be determined currently if Banah will successfully emerge from bankruptcy and assume the lease, or if they can continue paying rent during the bankruptcy. Therefore, at December 31, 2013, the lease is recorded as a month-to-month lease and revenue is recognized as cash is received. Any ultimate recovery of damages, including past due rent, is undetermined at this time.

Dividend and Distribution Activity

The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2013:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2013	Common stock	$0.120000	February 19, 2013	April 5, 2013	April 19, 2013
March 31, 2013	Preferred stock	$0.484375	February 19, 2013	March 11, 2013	March 31, 2013
June 30, 2013	Common stock	$0.130000	May 7, 2013	July 5, 2013	July 19, 2013
June 30, 2013	Preferred stock	$0.484375	May 7, 2013	June 11, 2013	July 1, 2013
September 30, 2013	Common stock	$0.130000	August 6, 2013	October 7, 2013	October 21, 2013
September 30, 2013	Preferred stock	$0.484375	August 6, 2013	September 11, 2013	September 30, 2013
December 31, 2013	Common stock	$0.130000	November 5, 2013	December 31, 2013	January 14, 2014
December 31, 2013	Preferred stock	$0.484375	November 5, 2013	December 11, 2013	December 31, 2013

Recent Developments

Acquisition Activity

Subsequent to December 31, 2013, we acquired one industrial building containing 62,004 square feet for a total purchase price of approximately $6.6 million. The property was acquired from an unrelated third party using borrowings under our credit facility, net of an assumed mortgage loan payable with a total principal amount of approximately $2.8 million with a fixed annual interest rate of 5.09%. The following table sets forth the wholly-owned industrial property we acquired subsequent to December 31, 2013:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)
SW 34th Street	Renton, WA	February 11, 2014	1	62,004	$6,600

Dividend and Distribution Activity

On November 5, 2013, our board of directors declared a cash dividend in the amount of $0.13 per share of the Company’s common stock payable on January 14, 2014 to the stockholders of record as of the close of business on December 31, 2013.

On November 5, 2013, our board of directors declared a cash dividend in the amount of $0.484375 per share of the Company’s Series A Preferred Stock payable on December 31, 2013 to the preferred stockholders of record as of the close of business on December 11, 2013.

Contractual Commitments

Currently we have two contracts with third-party sellers to acquire two industrial properties as described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

Outlook

We believe that industrial rents have stopped falling in our markets and in most cases are rising and will continue to rise in 2014. However, new speculative development has begun in a growing number of markets. This new development is likely to slow potential rent growth from what it would be without such new development. We see a growing set of acquisition opportunities and seek to increase our total acquisitions in 2014 over 2013. Over the intermediate term of the next five to six years, we seek to grow our portfolio to approximately $3.0 billion of assets to optimize our operating efficiency, increase our shareholder liquidity and position us to achieve an investment grade credit rating to broaden our access to capital. We remain mindful, however, that it is per share, rather than aggregate, results that matter. We believe in the long-term operating prospects of our functional, infill coastal assets. We believe in sound balance sheet management. We believe in the benefits of our market-leading corporate governance and exceptionally aligned executive management compensation.

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

Inflation

Although the U.S. economy has been experiencing relatively modest inflation rates recently, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, approximately 61.6% of our total rentable square feet expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 77.4% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

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

The analysis of our results below for the years ended December 31, 2013 and 2012 includes the changes attributable to same store properties. The same store pool for the comparison of the 2013 and 2012 fiscal years includes all properties that were owned and in operation as of December 31, 2013 and since January 1, 2012 and excludes properties that were either disposed of or held for sale to a third party. As of December 31, 2013, the same store pool consisted of 44 buildings aggregating approximately 3.1 million square feet. As of December 31, 2013, the non-same store properties, which we acquired or disposed of during the course of 2012 and 2013, consisted of 52 buildings aggregating approximately 3.7 million square feet. As of December 31, 2013, the consolidated same store pool occupancy was approximately 96.8% compared to approximately 95.0% as of December 31, 2012.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012:

	For the Year Ended December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$18,779	$17,889	$890	5.0%
2012 and 2013 Acquisitions	17,092	5,168	11,924	230.7%

Total rental revenues	35,871	23,057	12,814	55.6%
Tenant expense reimbursements
Same store	5,630	5,012	618	12.3%
2012 and 2013 Acquisitions	4,028	1,266	2,762	218.2%

Total tenant expense reimbursements	9,658	6,278	3,380	53.8%

Total revenues	45,529	29,335	16,194	55.2%

Property operating expenses
Same store	7,163	6,965	198	2.8%
2012 and 2013 Acquisitions	5,608	1,597	4,011	251.2%

Total property operating expenses	12,771	8,562	4,209	49.2%

Net operating income (1)
Same store	17,246	15,936	1,310	8.2%
2012 and 2013 Acquisitions	15,512	4,837	10,675	220.7%

Total net operating income	$32,758	$20,773	$11,985	57.7%

Other costs and expenses
Depreciation and amortization	12,481	8,728	3,753	43.0%
General and administrative	8,423	6,403	2,020	31.5%
Acquisition costs	3,298	2,238	1,060	47.4%

Total other costs and expenses	24,202	17,369	6,833	39.3%

Other Income (Expense)
Interest and other income	109	37	72	194.6%
Interest expense, including amortization	(6,214)	(5,472)	(742)	13.6%

Total other income and expenses	(6,105)	(5,435)	(670)	12.3%

Income from discontinued operations	4,190	6,096	(1,906)	(31.3)%

Net income	$6,641	$4,065	$2,576	63.4%

[1]

Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $16.2 million for the year ended December 31, 2013 compared to the prior year due primarily to property acquisitions during 2012 and 2013. Approximately $1.5 million of the increase is from same store revenues, of which approximately $1.1 million is due to the write-off related to the tenant default in 2012 as described under the heading “2013 Developments – Tenant Default.” For the quarter and year ended December 31, 2013, approximately $0.4 million and $2.4 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $4.2 million during the year ended December 31, 2013 compared to the same period from the prior year. The increase in total property operating expenses was due to an increase of approximately $4.0 million attributable to property acquisitions during 2012 and 2013 and an increase in same store property operating expenses of approximately $0.2 million compared to the same period from the prior year due to non-reimbursable legal expenses related to the tenant default described under the heading “2013 Developments – Tenant Default” and an increase in real estate tax expense and snow removal expenses.

Depreciation and amortization. Depreciation and amortization increased approximately $3.8 million during the year ended December 31, 2012 compared to the same period from the prior year due to property acquisitions during 2012 and 2013.

General and administrative expenses. General and administrative expenses increased approximately $2.0 million for the year ended December 31, 2013 compared to the same period from the prior year due primarily to an increase in the accrued LTIP awards of approximately $0.9 million as compared to the prior year and increased compensation expense and professional fees as compared to the prior year period.

Acquisition costs. Acquisition costs increased by approximately $1.1 million for the year ended December 31, 2013 from the prior year due to a higher volume of property acquisitions during the year ended December 31, 2013 as compared to the prior year.

Interest and other income. Interest and other income increased approximately $0.1 million for the year ended December 31, 2013 compared to the same period from the prior year due primarily to insurance proceeds received in 2013 in excess of expenses due to Hurricane Sandy.

Interest expense, including amortization. Interest expense increased approximately $0.7 million for the year ended December 31, 2013 compared to the prior year due primarily to the assumption and origination of mortgage loans payable during 2012 and 2013, as well as borrowings under our Facility, including the Term Loan.

The analysis of our results below for the years ended December 31, 2012 and 2011 includes the changes attributable to same store properties. The same store pool for the comparison of the 2012 and 2011 fiscal years includes all properties that were owned and in operation as of December 31, 2012 and since January 1, 2011 and excludes properties that were either disposed of or held for sale to a third party. As of December 31, 2012, the same store pool consisted of 30 buildings aggregating approximately 2.0 million square feet. As of December 31, 2012, the non-same store properties, which we acquired or disposed of during the course of 2011 and 2012, consisted of 37 buildings aggregating approximately 3.1 million square feet. As of December 31, 2012, the consolidated same store pool occupancy was approximately 93.0% compared to approximately 89.8% as of December 31, 2011.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011:

	For the Year Ended December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$8,946	$7,466	$1,480	1.0%
2011 and 2012 Acquisitions	14,111	3,331	10,780	323.6%

Total rental revenues	23,057	10,797	12,260	113.6%
Tenant expense reimbursements
Same store	2,533	2,591	(58)	(2.2)%
2011 and 2012 Acquisitions	3,745	794	2,951	371.7%

Total tenant expense reimbursements	6,278	3,385	2,893	85.5%

Total revenues	29,335	14,182	15,153	106.8%

Property operating expenses
Same store	4,283	4,780	(497)	(10.4)%
2011 and 2012 Acquisitions	4,279	922	3,357	364.1%

Total property operating expenses	8,562	5,702	2,860	50.2%

Net operating income (1)
Same store	7,196	5,277	1,919	36.4%
2011 and 2012 Acquisitions	13,577	3,203	10,374	323.9%

Total net operating income	$20,773	$8,480	$12,293	145.0%

Other costs and expenses
Depreciation and amortization	8,728	4,285	4,443	103.7%
General and administrative	6,403	5,407	996	18.4%
Acquisition costs	2,238	1,981	257	13.0%

Total other costs and expenses	17,369	11,673	5,696	48.8%

Other Income (Expense)
Interest and other income (expense)	37	(2)	39	n/a
Interest expense, including amortization	(5,472)	(2,612)	(2,860)	109.5%

Total other income and expenses	(5,435)	(2,614)	(2,821)	107.9%

Income from discontinued operations	6,096	2,078	4,018	193.4%

Net income (loss)	$4,065	$(3,729)	$7,794	n/a

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

Revenues. Total revenues increased approximately $15.2 million for the year ended December 31, 2012 compared to the prior year. Approximately $1.5 million, net of approximately $1.1 million due to the write-off related to the tenant default, of this increase is from same store revenues mainly due to increased occupancy, as same store consolidated occupancy at year end increased to 93.0% as of December 31, 2012 as compared to 89.8% from the same period in 2011. The remaining increase in total revenues is due to property acquisitions during 2011 and 2012. For the quarter and year ended December 31, 2012, approximately $0.4 million and $1.9 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

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

Interest and other income (expense). Interest and other income (expense) increased approximately $39,000 for the year ended December 31, 2012 compared to the prior year.

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

On February 19, 2013, we completed a public follow-on offering of 5,750,000 shares of our common stock at a price per share of $16.60, including 90,325 shares that were sold in the offering to our executive and senior officers and members of our board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. The net proceeds of the offering, after deducting the underwriting discount and offering costs, were approximately $90.8 million. We used approximately $65.4 million of the net proceeds to repay outstanding borrowings under our revolving credit facility and the remaining net proceeds to invest in industrial properties and for general business purposes.

On July 11, 2013, we completed a public follow-on offering of 5,750,000 shares of our common stock at a price per share of $18.25, including 43,250 shares that were sold in the offering to our executive and senior officers and members of our board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. The net proceeds of the offering were approximately $99.9 million after deducting the underwriting discount and offering costs of approximately $5.0 million. We used approximately $6.5 million of the net proceeds to repay outstanding borrowings under our revolving credit facility and the remaining net proceeds to acquire industrial properties and for general business purposes.

On January 17, 2013, we entered into a Second Amended and Restated Senior Credit Agreement with KeyBank National Association, as administrative agent and as a lender, KeyBanc Capital Markets, as a lead arranger and PNC Bank, National Association, Union Bank, N.A. and Regions Bank as lenders (collectively the “Lenders”) to add a five-year $50.0 million Term Loan and amend the existing $100.0 million revolving credit facility. The five-year $50.0 million Term Loan maturity date under the Facility is January 16, 2018. The aggregate amount of the Facility may be increased to a total of up to $300.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The maturity date of the revolving credit facility under the Facility is January 2016, with one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default under the Facility and to the payment of an extension fee. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million revolving credit facility and the $50.0 million Term Loan amount or (ii) 60.0% of the value of the borrowing base properties. The Facility is secured by a pledge of the borrower’s equity interests in the subsidiaries that hold each of the borrowing base properties. Interest on the Facility, including the Term Loan, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 1.65% to 2.65% (1.65% as of December 31, 2013), depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of the Facility. The Facility is guaranteed by us and by substantially all of the borrower’s current and to-be-formed subsidiaries that own a “borrowing base property.” The Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Facility. As of December 31, 2013, there were approximately $31.0 million of borrowings under the revolving credit facility under the Facility and $50.0 million of borrowings outstanding under the Term Loan and 19 properties were in the borrowing base. As of December 31, 2012, there were $65.4 million of borrowings outstanding under the Facility. We were in compliance with the covenants under the Facility at December 31, 2013 and 2012.

As of December 31, 2013 and 2012, we had outstanding mortgage loans payable of approximately $108.3 million and $111.6 million, respectively, and held cash and cash equivalents totaling approximately $7.0 million and $5.9 million, respectively.

The following table summarizes our debt maturities, principal payments, market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the year ended December 31, 2013 (dollars in thousands):

	Credit Facility	Term Loan	Mortgage Loans Payable	Total Debt
2014	$—	$—	$12,161	$12,161
2015	—	—	21,879	21,879
2016	31,000	—	6,649	37,649
2017	—	—	1,916	1,916
2018	—	50,000	1,910	51,910
Thereafter	—	—	63,153	63,153

Subtotal	31,000	50,000	107,668	188,668
Unamortized net premiums	—	—	645	645

Total Debt	$31,000	$50,000	$108,313	$189,313

Weighted Average Interest Rate	1.8%	1.8%	4.5%	3.4%

	Shares Outstanding[1]	Market Price [2]	Market Value
Common Stock	24,990,120	$17.70	$442,325
Preferred Stock ($25.00 per share liquidation preference)			46,000

Total Equity			488,325

Total Market Capitalization			$677,638

Total Debt-to-Total Investments in Properties [3]			29.0%
Total Debt-to-Total Market Capitalization [4]			27.9%
Total Debt and Preferred Stock-to-Total Market Capitalization [5]			34.7%
Floating Rate Debt as a % of Total Debt			42.8%
Adjusted EBITDA [6]			$28,094
Interest Coverage [7]			4.5 x
Fixed Charge Coverage [8]			2.8 x
Total Debt-to-Adjusted EBITDA [9]			5.8 x
Total Debt and Preferred Stock-to-Adjusted EBITDA [10]			7.2 x
Weighted Average Maturity (years)			4.0

[1]	Includes 156,568 shares of unvested restricted stock as of December 31, 2013.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on December 31, 2013 in dollars per share.
[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums, divided by total investments in properties as of December 31, 2013.
[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by total market capitalization as of December 31, 2013.
[5]

Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums, plus preferred stock at liquidation preference, divided by total market capitalization as of December 31, 2013.

[6]

Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the year ended December 31, 2013. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[7]

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

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2013 and 2012.

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2013	Common stock	$0.120000	February 19, 2013	April 5, 2013	April 19, 2013
March 31, 2013	Preferred stock	$0.484375	February 19, 2013	March 11, 2013	March 31, 2013
June 30, 2013	Common stock	$0.130000	May 7, 2013	July 5, 2013	July 19, 2013
June 30, 2013	Preferred stock	$0.484375	May 7, 2013	June 11, 2013	July 1, 2013
September 30, 2013	Common stock	$0.130000	August 6, 2013	October 7, 2013	October 21, 2013
September 30, 2013	Preferred stock	$0.484375	August 6, 2013	September 11, 2013	September 30, 2013
December 31, 2013	Common stock	$0.130000	November 5, 2013	December 31, 2013	January 14, 2014
December 31, 2013	Preferred stock	$0.484375	November 5, 2013	December 11, 2013	December 31, 2013

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2012	Common stock	$0.100000	February 21, 2012	April 5, 2012	April 19, 2012
June 30, 2012	Common stock	$0.120000	May 4, 2012	July 9, 2012	July 23, 2012
September 30, 2012	Common stock	$0.120000	August 3, 2012	October 5, 2012	October 26, 2012
September 30, 2012	Preferred stock	$0.387500	August 3, 2012	September 10, 2012	October 1, 2012
December 31, 2012	Common stock	$0.120000	November 6, 2012	December 31, 2012	January 14, 2013
December 31, 2012	Preferred stock	$0.484375	November 6, 2012	December 10, 2012	December 31, 2012

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage loans payable, draws on our Facility and common and preferred stock issuances. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs, corporate overhead costs and common and preferred stock dividends.

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $13.5 million for the year ended December 31, 2013 compared to approximately $9.7 million for the year ended December 31, 2012. This increase in cash provided by operating activities is attributable to additional cash flows generated from properties acquired during 2012 and 2013.

Cash From Investing Activities. Net cash used in investing activities was $201.9 million and $160.2 million, respectively, for the years ended December 31, 2013 and 2012, which consists primarily of cash paid for property acquisitions of $209.3 million and $166.0 million, respectively, and additions to buildings and improvements and leasing costs of approximately $9.5 million and $10.2 million, respectively, offset by proceeds from sales of real estate investments of approximately $17.5 million and $16.3 million, respectively.

Cash From Financing Activities. Net cash provided by financing activities was $189.4 million for the year ended December 31, 2013, which consists primarily of $190.7 million in net common stock issuance proceeds and net borrowings on the Facility of approximately $15.6 million less approximately $13.2 million in dividend payments.Net cash provided by financing activities was $153.1 million for the year ended December 31, 2012, which consists primarily of $98.9 million in net common and preferred stock issuance proceeds and borrowings on mortgage loans and the Facility of approximately $222.6 million, less payments on the Facility and Term Loan of approximately $158.3 million.

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

Capitalization of Costs. We capitalize costs directly related to the redevelopment, expansion and renovation of our investment in real estate. Costs associated with redevelopment, expansion or renovation projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the redevelopment project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes and insurance, if appropriate. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. Costs incurred for maintaining and repairing properties, which do not extend their useful lives, are expensed as incurred.

Interest is capitalized based on actual capital expenditures from the period when redevelopment or expansion commences until the asset is ready for its intended use, at the weighted average borrowing rate during the period.

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

Stock-Based Compensation and Other Long-Term Incentive Compensation. We follow the provisions of ASC 718, Compensation-Stock Compensation, to account for our stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. We have adopted the 2010 Equity Incentive Plan, which provides for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as a general and administrative expense in the financial statements and measured at the fair value of the award on the date of grant. We estimate the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award.

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

Contractual Obligations

Currently we have two outstanding contracts with third-party sellers to acquire two industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City	1	100,000	9,265	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Miami	—	—	—	—
Washington, D.C./Baltimore	1	158,769	18,000	—

Total	2	258,769	$27,265	$—

The following table summarizes our contractual obligations due by period as of December 31, 2013 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$12,161	$59,528	$53,826	$63,153	$188,668
Debt Interest Payments	4,526	6,964	5,268	3,113	19,871
Operating lease commitments	233	485	509	951	2,178
Purchase Obligations	27,265	—	—	—	27,265

Total	$44,185	$66,977	$59,603	$67,217	$237,982

Non-GAAP Financial Measures

We use the following non-GAAP financial measures that we believe are useful to investors as key supplemental measures of our operating performance: funds from operations, or FFO, Adjusted EBITDA, net operating income, or NOI, same store NOI and cash-basis same store NOI. FFO, Adjusted EBITDA, NOI, same store NOI and cash-basis same store NOI should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. Further, our computation of FFO, Adjusted EBITDA, NOI, same store NOI and cash-basis same store NOI may not be comparable to FFO, Adjusted EBITDA, NOI, same store NOI and cash-basis same store NOI reported by other companies.

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

The following table reflects the calculation of FFO reconciled from net and comprehensive income (loss), net of preferred stock dividends for the three months ended December 31, 2013, 2012 and 2011 and for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands except per share data):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Net and comprehensive income (loss), net of preferred stock dividends	$2,810	$2,662	$148	5.6%	$2,662	$(194)	$2,856	n/a
Gain on sales of real estate investments	(2,778)	(4,037)	1,259	(31.2)%	(4,037)	—	(4,037)	n/a
Depreciation and amortization
Depreciation and amortization from continuing operations	3,685	2,911	774	26.6%	2,911	1,469	1,442	98.2%
Depreciation related to discontinued operations	—	101	(101)	n/a	101	52	49	94.2%
Non-real estate depreciation	(23)	(56)	33	(58.9)%	(56)	(26)	(30)	115.4%
Allocation to participating securities (1)	(23)	(18)	(5)	27.8%	(18)	(16)	(2)	12.5%

Funds from operations (2)	$3,671	$1,563	$2,108	134.9%	$1,563	$1,285	$278	21.6%

Basic and diluted FFO per common share	$0.15	$0.12	$0.03	25.6%	$0.12	$0.14	$(0.02)	(16)%

Weighted average basic and diluted common shares	24,833,304	13,285,181			13,285,181	9,174,747

	For the Year Ended December 31,				For the Year Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Net and comprehensive income (loss), net of preferred stock dividends	$3,076	$2,461	$615	25.0%	$2,461	$(3,729)	$6,190	n/a
Gain on sales of real estate investments	(2,778)	(4,037)	1,259	(31.2)%	(4,037)	—	(4,037)	n/a
Depreciation and amortization
Depreciation and amortization from continuing operations	12,481	8,728	3,753	43.0%	8,728	4,285	4,443	103.7%
Depreciation related to discontinued operations	101	509	(408)	(80.2)%	509	614	(105)	(17.1)%
Non-real estate depreciation	(100)	(147)	47	(32)%	(147)	(98)	(49)	50.0%
Allocation to participating securities (1)	(91)	(79)	(12)	15.2%	(79)	(16)	(63)	393.8%

Funds from operations (2)	$12,689	$7,435	$5,254	70.7%	$7,435	$1,056	$6,379	604.1%

Basic and diluted FFO per common share	$0.60	$0.57	$0.04	6.7%	$0.57	$0.12	$0.45	391.1%

Weighted average basic and diluted common shares	21,011,276	13,135,440			13,135,440	9,161,805

[1]

To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 156,965, 149,532 and 134,958 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2013, 2012 and 2011, respectively, and 156,203, 147,200 and 138,440 for the years ended December 31, 2013 2012 and 2011, respectively.

[2]

Includes expensed acquisition costs of approximately $1.4 million, $0.4 million and $0.3 million, respectively, for the three months ended December 31, 2013, 2012 and 2011 and approximately $3.3 million, $2.2 million and $2.0 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

We compute Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, acquisition costs and stock-based compensation. We believe that presenting Adjusted EBITDA provides useful information to investors regarding our operating performance because they are measures of our operations on an unleveraged basis before the effects of tax, non-cash depreciation and amortization expense (and acquisition costs and stock-based compensation with regard to Adjusted EBITDA). By excluding interest expense, Adjusted EBITDA allow investors to measure our operating performance independent of our capital structure and indebtedness and, therefore, allow for more meaningful comparison of our operating performance between quarters as well as annual periods and for the comparison of our operating performance to that of other companies, both in the real estate industry and in other industries. As we are currently in a growth phase, acquisition costs are excluded from Adjusted EBITDA to allow for the comparison of our operating performance to that of stabilized companies.

The following table reflects the calculation of Adjusted EBITDA reconciled from net income (loss) for the three months ended December 31, 2013, 2012 and 2011 and for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Net income (loss)	$3,701	$3,553	$148	4.2%	$3,553	$(194)	$3,747	n/a
Gain on sales of real estate investments	(2,778)	(4,037)	1,259	(31.2)%	(4,037)	—	(4,037)	n/a
Depreciation and amortization from continuing operations	3,685	2,911	774	26.6%	2,911	1,469	1,442	98.2%
Depreciation related to discontinued operations	—	101	(101)	n/a	101	52	49	94.2%
Interest expense, including amortization	1,604	1,740	(136)	(7.8)%	1,740	985	755	76.6%
Stock-based compensation	523	109	414	n/a	109	206	(97)	(47.1)%
Acquisition costs	1,437	440	997	226.6%	440	300	140	46.7%

Adjusted EBITDA	$8,172	$4,817	$3,355	69.6%	$4,817	$2,818	$1,999	70.9%

	For the Year Ended December 31,				For the Year Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Net income (loss)	$6,641	$4,065	$2,576	63.4%	$4,065	$(3,729)	$7,794	n/a
Gain on sales of real estate investments	(2,778)	(4,037)	1,259	(31.2)%	(4,037)	—	(4,037)	n/a
Depreciation and amortization from continuing operations	12,481	8,728	3,753	43.0%	8,728	4,285	4,443	103.7%
Depreciation related to discontinued operations	101	509	(408)	(80.2)%	509	614	(105)	(17.1)%
Interest expense, including amortization	6,214	5,472	742	13.6%	5,472	2,612	2,860	109.5%
Stock-based compensation	2,137	1,121	1,016	90.6%	1,121	1,202	(81)	(6.7)%
Acquisition costs	3,298	2,238	1,060	47.4%	2,238	1,981	257	13.0%

Adjusted EBITDA	$28,094	$18,096	$9,998	55.2%	$18,096	$6,965	$11,131	159.8%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of December 31, 2013 and since January 1, 2012 and excludes properties that were either disposed of or held for sale to a third party. As of December 31, 2013, the same store pool consisted of 44 buildings aggregating approximately 3.1 million square feet. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding our operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income (loss) for the three months and the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Net income (loss)	$3,701	$3,553	$148	4.2%	$3,553	$(194)	$3,747	n/a
Depreciation and amortization from continuing operations	3,685	2,911	774	26.6%	2,911	1,469	1,442	98.2%
Income from discontinued operations	(3,138)	(4,485)	1,347	(30)%	(4,485)	(269)	(4,216)	1567.3%
General and administrative	2,253	1,496	757	50.6%	1,496	1,279	217	17.0%
Acquisition costs	1,437	440	997	226.6%	440	300	140	46.7%
Total other income and expenses	1,601	1,739	(138)	(7.9)%	1,739	985	754	76.5%

Net operating income	9,539	5,654	3,885	68.7%	5,654	3,570	2,084	58.4%
Less non same store NOI	(5,000)	(2,533)	(2,467)	97.4%	(4,745)	(1,731)	(3,014)	174.1%

Same store NOI	$4,539	$3,121	$1,418	45.4%	$909	$1,839	$(930)	(50.6)%

Less straight-line rents and amortization of lease intangibles (1)	(148)	519	(667)	n/a	699	(10)	709	n/a

Cash-basis same store NOI	$4,391	$3,640	$751	20.6%	$1,608	$1,829	$(221)	(12.1)%

[1]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

	For the Year Ended December 31,				For the Year Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Net income (loss)	$6,641	$4,065	$2,576	63.4%	$4,065	$(3,729)	$7,794	n/a
Depreciation and amortization from continuing operations	12,481	8,728	3,753	43.0%	8,728	4,285	4,443	103.7%
Income from discontinued operations	(4,190)	(6,096)	1,906	(31.3)%	(6,096)	(2,078)	(4,018)	193.4%
General and administrative	8,423	6,403	2,020	31.5%	6,403	5,407	996	18.4%
Acquisition costs	3,298	2,238	1,060	47.4%	2,238	1,981	257	13.0%
Total other income and expenses	6,105	5,435	670	12.3%	5,435	2,614	2,821	107.9%

Net operating income	32,758	20,773	11,985	57.7%	20,773	8,480	12,293	145.0%
Less non same store NOI	(15,512)	(4,837)	(10,675)	220.7%	(13,577)	(3,203)	(10,374)	323.9%

Same store NOI	$17,246	$15,936	$1,310	8.2%	$7,196	$5,277	$1,919	36.4%

Less straight-line rents and amortization of lease intangibles (1)	(974)	(2,155)	1,181	(54.8)%	(1,371)	(201)	(1,170)	582.1%

Cash-basis same store NOI	$16,272	$13,781	$2,491	18.1%	$5,825	$5,076	$749	14.8%

[1]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk.

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

As of December 31, 2013, we had $81.0 million of borrowings outstanding under our Facility, including the Term Loan. Amounts borrowed under our Facility, including the Term Loan, bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin, which interest rate was 1.82% as of December 31, 2013. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $202,500 annually on the total of the outstanding balances on our Facility, including the Term Loan, as of December 31, 2013.

Item 8.	Financial Statements And Supplementary Data.

See Part IV, Item 15 – “Exhibits and Financial Statement Schedules” beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 9A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to give reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Terreno Realty Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on its assessment, management of Terreno Realty Corporation believes that, as of December 31, 2013, the company’s internal control over financial reporting is effective based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K, (which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Terreno Realty Corporation

We have audited Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Terreno Realty Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Terreno Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Terreno Realty Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2013 and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 19, 2014

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Terreno Realty Corporation

We have audited the accompanying consolidated balance sheet of Terreno Realty Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the two years in the period ended December 31, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terreno Realty Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 19, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Terreno Realty Corporation

San Francisco, California

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), equity, and cash flows of Terreno Realty Corporation and subsidiaries (the “Company”) for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Terreno Realty Corporation and subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California

February 22, 2012

February 15, 2013 (As to the results of operations information for the property located in the Los Angeles market for the year ended December 31, 2011 discussed in Note 5)

February 19, 2014 (As to the results of operations information for the property located in the Northern New Jersey/New York City market for the year ended December 31, 2011 discussed in Note 5)

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Investments in real estate
Land	$301,802	$218,191
Buildings and improvements	317,944	204,137
Intangible assets	32,093	23,020

Total investments in properties	651,839	445,348
Accumulated depreciation and amortization	(27,103)	(15,648)

Net investments in properties	624,736	429,700
Cash and cash equivalents	6,989	5,930
Restricted cash	2,560	2,057
Deferred financing costs, net	1,896	1,887
Other assets, net	9,143	5,744

Total assets	$645,324	$445,318

LIABILITIES AND EQUITY
Liabilities
Credit facility	$31,000	$65,429
Term loan payable	50,000	—
Mortgage loans payable	108,313	111,615
Security deposits	3,733	2,356
Intangible liabilities, net	3,989	4,011
Dividends payable	3,249	1,612
Accounts payable and other liabilities	6,205	5,021

Total liabilities	206,489	190,044
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and 1,840,000 shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	46,000
Common stock: $0.01 par value, 400,000,000 shares authorized, and 24,990,120 and 13,434,558 shares issued and outstanding, respectively	249	133
Additional paid-in capital	392,586	214,195
Accumulated deficit	—	(5,054)

Total stockholders’ equity	438,835	255,274

Total liabilities and equity	$645,324	$445,318

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands – except share and per share data)

	For the Year Ended December 31,
	2013	2012	2011
REVENUES
Rental revenues	$35,871	$23,057	$10,797
Tenant expense reimbursements	9,658	6,278	3,385

Total revenues	45,529	29,335	14,182

COSTS AND EXPENSES
Property operating expenses	12,771	8,562	5,702
Depreciation and amortization	12,481	8,728	4,285
General and administrative	8,423	6,403	5,407
Acquisition costs	3,298	2,238	1,981

Total costs and expenses	36,973	25,931	17,375

OTHER INCOME (EXPENSE)
Interest and other income (expense)	109	37	(2)
Interest expense, including amortization	(6,214)	(5,472)	(2,612)

Total other income and expenses	(6,105)	(5,435)	(2,614)

Income (loss) from continuing operations	2,451	(2,031)	(5,807)
Discontinued operations
Income from discontinued operations	1,412	2,059	2,078
Gain on sales of real estate investments	2,778	4,037	—

Income from discontinued operations	4,190	6,096	2,078

Net income (loss)	6,641	4,065	(3,729)
Preferred stock dividends	(3,565)	(1,604)	—

Net and comprehensive income (loss), net of preferred stock dividends	3,076	2,461	(3,729)
Allocation to participating securities	(20)	(24)	—

Net and comprehensive income (loss) available to common stockholders, net of preferred stock dividends	$3,056	$2,437	$(3,729)

EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Loss from continuing operations available to common stockholders, net of preferred stock dividends	$(0.05)	$(0.28)	$(0.64)
Income from discontinued operations	0.20	0.47	0.23

Net income (loss) available to common stockholders, net of preferred stock dividends	$0.15	$0.19	$(0.41)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	21,011,276	13,135,440	9,161,805

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Equity

(in thousands – except share data)

	Preferred Stock	Common Stock		Additional Paid- in Capital	Accumulated Deficit
		Number of Shares	Amount			Total
Balance as of December 31, 2010	$—	9,262,778	$91	$170,798	$(5,390)	$165,499
Net loss	—	—	—	—	(3,729)	(3,729)
Issuance of common stock	—	18,272	—	300	—	300
Issuance of restricted stock	—	27,620	—	—	—	—
Stock-based compensation	—	—	—	663	—	663
Common stock dividends	—	—	—	(3,722)	—	(3,722)

Balance as of December 31, 2011	—	9,308,670	91	168,039	(9,119)	159,011
Net income	—	—	—	—	4,065	4,065
Issuance of common stock, net of issuance costs of $305	—	4,083,269	42	55,007	—	55,049
Repurchase of common stock	—	(4,917)	—	(79)	—	(79)
Issuance of restricted stock	—	47,536	—	—	—	—
Issuance of preferred stock	46,000	—	—	(1,729)	—	44,271
Stock-based compensation	—	—	—	739	—	739
Common stock dividends	—	—	—	(6,178)	—	(6,178)
Preferred stock dividends	—	—	—	(1,604)	—	(1,604)

Balance as of December 31, 2012	46,000	13,434,558	133	214,195	(5,054)	255,274
Net income	—	—	—	—	6,641	6,641
Issuance of common stock, net of issuance costs of $728	—	11,515,793	116	190,632	—	190,748
Repurchase of common stock	—	(9,122)	—	(160)	—	(160)
Issuance of restricted stock	—	48,891	—	—	—	—
Stock-based compensation	—	—	—	1,203	—	1,203
Common stock dividends	—	—	—	(11,306)	—	(11,306)
Preferred stock dividends	—	—	—	(1,978)	(1,587)	(3,565)

Balance as of December 31, 2013	$46,000	24,990,120	$249	$392,586	$—	$438,835

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,641	$4,065	$(3,729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Straight-line rents	(3,005)	(2,673)	(1,454)
Amortization of lease intangibles	(864)	399	506
Depreciation and amortization	12,481	8,728	4,285
Depreciation related to discontinued operations	101	509	614
Gain on sales of real estate investments	(2,778)	(4,037)	—
Deferred financing cost and mortgage premium amortization	252	462	238
Stock-based compensation	2,137	1,121	1,202
Changes in assets and liabilities
Other assets	(576)	(533)	(690)
Accounts payable and other liabilities	(894)	1,708	1,177

Net cash provided by operating activities	13,495	9,749	2,149

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(265)	(218)	(1,293)
Cash paid for property acquisitions	(209,338)	(166,043)	(96,926)
Cash paid for deposits on property acquisitions	(200)	—	—
Proceeds from sales of real estate investments	17,469	16,293	—
Additions to buildings, improvements and leasing costs	(9,531)	(10,212)	(7,665)

Net cash used in investing activities	(201,865)	(160,180)	(105,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	191,475	55,004	—
Issuance costs on issuance of common stock	(648)	(305)	—
Repurchase of common stock	(160)	(79)	—
Issuance of preferred stock	—	44,551	—
Issuance costs on issuance of preferred stock	—	(260)	—
Borrowings on credit facility	62,500	162,700	47,000
Payments on credit facility	(96,929)	(138,271)	(6,000)
Borrowings on term loan payable	50,000	—	20,050
Payments on term loan payable	—	(20,050)	—
Borrowings on mortgage loans payable	—	59,880	—
Payments on mortgage loans payable	(2,852)	(1,847)	(889)
Payment of deferred financing costs	(723)	(1,110)	(639)
Payment of underwriting fee	—	—	(7,000)
Dividends paid to common stockholders	(9,669)	(5,497)	(2,791)
Dividends paid to preferred stockholders	(3,565)	(1,604)	—

Net cash provided by financing activities	189,429	153,112	49,731
Net increase (decrease) in cash and cash equivalents	1,059	2,681	(54,004)
Cash and cash equivalents at beginning of year	5,930	3,249	57,253

Cash and cash equivalents at end of year	$6,989	$5,930	$3,249

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$6,413	$4,819	$2,102
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$1,685	$451	$2,038
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$212,434	$185,281	$119,203
Assumption of mortgage loans payable	—	(14,832)	(21,541)
Mortgage premiums	—	(701)	(101)
Assumption of other assets and liabilities	(3,096)	(3,705)	(635)

Net cash paid for property acquisitions	$209,338	$166,043	$96,926

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Notes to Consolidated Financial Statements

Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of December 31, 2013, the Company owned 96 buildings aggregating approximately 6.8 million square feet (unaudited).

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

Capitalization of Costs. The Company capitalizes costs directly related to the redevelopment, expansion and renovation of its investment in real estate. Costs associated with such projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the redevelopment project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes and insurance, if appropriate. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. Costs incurred for maintaining and repairing properties, which do not extend their useful lives, are expensed as incurred.

Interest is capitalized based on actual capital expenditures from the period when redevelopment, expansion or renovation commences until the asset is ready for its intended use, at the weighted average borrowing rate during the period.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded for the years ended December 31, 2013, 2012 or 2011.

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

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase (decrease) of approximately $0.9 million, ($0.4 million) and ($0.5 million), respectively, for the years ended 2013, 2012 and 2011. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of December 31, 2013 is 6.4 years. As of December 31, 2013 and 2012, the Company’s intangible assets and liabilities consisted of the following (dollars in thousands):

	December 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$28,601	$(10,886)	$17,715	$19,640	$(6,515)	$13,125
Above-market leases	$3,492	$(1,922)	$1,570	$3,380	$(1,845)	$1,535
Below-market leases	$(5,860)	$1,871	$(3,989)	$(4,554)	$543	$(4,011)

Projected net amortization of the intangible assets and liabilities for the next five years as of December 31, 2013 is as follows (dollars in thousands):

2014	$5,047
2015	3,331
2016	2,430
2017	1,894
2018	1,225
Thereafter	1,369

Total	$15,296

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

As of December 31, 2013 and 2012, approximately $7.2 million and $4.0 million, respectively, of straight-line rent and accounts receivable, net of allowances were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $1.9 million and $1.2 million as of December 31, 2013 and 2012, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 2013 and 2012, the net unamortized mortgage premiums were approximately $0.6 million and $1.1 million, respectively, and were included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of December 31, 2013 and 2012, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

Stock-Based Compensation and Other Long-Term Incentive Compensation. The Company follows the provisions of ASC 718, Compensation-Stock Compensation, to account for its stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. The Company has adopted the 2010 Equity Incentive Plan, which provides for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as a general and administrative expense in the accompanying consolidated statements of operations and measured at the fair value of the award on the date of grant. The Company estimates the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award.

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

As of December 31, 2013 and 2012, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. As of December 31, 2013 and 2012, based on borrowing rates available to the Company, which are Level 2 inputs, the estimated fair values of the mortgage loans payable were approximately $107.7 million and $113.0 million, respectively.

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

As of December 31, 2013, the Company owned 13 properties located in Northern New Jersey/New York City, which accounted for approximately 35.8% of its annualized base rent, which is based on contractual base rent from leases in effect as of December 31, 2013, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than approximately 10% of the rental revenues for the year ended December 31, 2013.

Note 4. Investments in Real Estate

During the year ended December 31, 2013, the Company acquired 30 industrial buildings containing 1,916,394 square feet (unaudited), including one redevelopment property that is expected to contain 67,800 square feet (unaudited). The total aggregate initial investment was approximately $212.4 million, of which $90.8 million was recorded to land, $110.8 million to buildings and improvements, $10.8 million to intangible assets and $1.4 million to intangible liabilities.

The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2013:

Property Name	Location	Acquisition Date	Number of Buildings (Unaudited)	Square Feet (Unaudited)	Purchase Price (in thousands) [1]
107th Avenue	Medley, FL	March 6, 2013	1	49,284	$5,095
SeaTac 8th Ave	Burien, WA	March 21, 2013	1	68,583	6,450
240 Littlefield Avenue	South San Francisco, CA	April 3, 2013	1	67,800	8,400
101st Road	Medley, FL	April 26, 2013	1	52,536	6,000
Americas Gateway	Doral, FL	May 22, 2013	6	306,924	23,725
Route 100	Elkridge, MD	June 12, 2013	2	348,610	16,650
1 Dodge Drive	West Caldwell, NJ	June 20, 2013	1	92,913	6,775
17 Madison	Fairfield, NJ	July 23, 2013	1	30,792	2,840
550 Delancy	Newark, NJ	July 25, 2013	1	52,086	15,000
Melanie Lane	East Hanover, NJ	September 30, 2013	3	166,735	20,000
Michele/Meadow	Carlstadt, NJ	October 17, 2013	2	90,225	9,875
60 Ethel	Piscataway, NJ	November 6, 2013	2	104,930	7,000
8215 Dorsey	Jessup, MD	November 15, 2013	1	88,438	6,000
4230 Forbes	Lanham, MD	December 11, 2013	1	55,877	5,600
14611 Broadway	Gardena, CA	December 19, 2013	1	40,000	6,000
3601 Pennsy	Landover, MD	December 23, 2013	1	71,400	7,000
JFK Airgate	Queens, NY	December 27, 2013	4	229,261	53,111

Total			30	1,916,394	$205,521

[1]

Excludes intangible liabilities totaling approximately $1.4 million and 130 Interstate expansion land adjacent to one of the Company’s properties acquired totaling approximately $5.0 million. The total aggregate investment was approximately $212.4 million.

The Company recorded revenues and net income for the year ended December 31, 2013 of approximately $5.2 million and $1.3 million, respectively, related to the above acquisitions.

During year ended December 31, 2012, the Company acquired 22 industrial buildings containing 1,781,402 square feet (unaudited). The total aggregate initial investment was approximately $185.3 million, of which $90.9 million was recorded to land, $84.9 million to buildings and improvements, $9.5 million to intangible assets and $4.2 million to intangible liabilities.

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

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the years ended December 31, 2013 and 2012 as if all of the Company’s acquisitions during the year ended December 31, 2013 occurred on January 1, 2012. The following pro forma results for the years ended December 31, 2013 and 2012 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2012, or of future results of operations (dollars in thousands, except per share data).

	For the Year Ended December 31,
	2013	2012
	(Unaudited)
Total revenues	$58,804	$46,720
Net and comprehensive income available to common stockholders, net of preferred stock dividends	12,026	5,352
Basic and diluted net income available to common stockholders per share, net of preferred stock dividends	$0.57	$0.41

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

During the year ended December 31, 2013, the Company sold one property located in the Northern New Jersey/New York City market for a sales price of approximately $19.0 million, resulting in a gain of approximately $2.8 million. During the year ended December 31, 2012, the Company sold one property located in the Los Angeles market for a sales price of approximately $17.0 million, resulting in a gain of approximately $4.0 million.

The following summarizes the condensed results of operations of the properties sold for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Rental revenues	$1,541	$2,636	$2,763
Tenant expense reimbursements	380	579	557
Property operating expenses	(408)	(647)	(628)
Depreciation and amortization	(101)	(509)	(614)

Income from discontinued operations	$1,412	$2,059	$2,078

Note 6. Debt

On January 17, 2013, the Company entered into a Second Amended and Restated Senior Credit Agreement (the “Facility”) with KeyBank National Association, as administrative agent and as a lender, KeyBanc Capital Markets, as a lead arranger and PNC Bank, National Association, Union Bank, N.A. and Regions Bank as lenders (collectively the “Lenders”) to add a five-year $50.0 million term loan (the “Term Loan”) and amend the existing $100.0 million revolving credit facility. The five-year $50.0 million Term Loan maturity date under the Facility is January 16, 2018 and the Term Loan was fully funded during the three months ended June 30, 2013. The aggregate amount of the Facility may be increased to a total of up to $300.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The maturity date of the revolving credit facility under the Facility is January 2016, with one 12-month extension option exercisable by the Company, subject, among other things, to there being an absence of an event of default under the Facility and to the payment of an extension fee. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million revolving credit facility and the $50.0 million Term Loan amount or (ii) 60.0% of the value of the borrowing base properties. The Facility is secured by a pledge of the borrower’s equity interests in the subsidiaries that hold each of the borrowing base properties. Interest on the Facility, including the Term Loan, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greater of the administrative agent’s prime rate plus 1.00%, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility. The applicable LIBOR margin will range from 1.65% to 2.65%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.25% or 0.35% depending on the unused portion of the Facility. The Facility is guaranteed by the Company and by substantially all of the borrower’s current and to-be-formed subsidiaries that own a “borrowing base property.” The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. As of December 31, 2013, there were approximately $31.0 million of borrowings outstanding on the revolving credit facility under the Facility and $50.0 million of borrowings outstanding on the Term Loan and 19 properties were in the borrowing base. As of December 31, 2012, there were $65.4 million of borrowings outstanding under the Facility. The Company was in compliance with the covenants under the Facility at December 31, 2013 and 2012.

During the year ended December 31, 2012, the Company repaid its secured term loan that was scheduled to mature on February 22, 2013 with proceeds from the Facility and mortgage loans.

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

The mortgage loans payable are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2014 and 2021. As of December 31, 2013, the Company had nine mortgage loans payable totaling approximately $108.3 million, which bear interest at a weighted average fixed annual rate of 4.5%. As of December 31, 2012, the Company had nine mortgage loans payable totaling approximately $111.6 million, which bore interest at a weighted average fixed annual interest rate of 4.6%. As of December 31, 2013 and 2012, the total net investment book value of the properties securing the debt was $218.0 million and $219.5 million, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Company capitalized approximately $0.2 million, $0 and $0, respectively, of interest associated with redevelopment activities.

The scheduled principal payments of the Company’s debt as of December 31, 2013 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Mortgage Loans Payable	Total Debt
2014	$—	$—	$12,161	$12,161
2015	—	—	21,879	21,879
2016	31,000	—	6,649	37,649
2017	—	—	1,916	1,916
2018	—	50,000	1,910	51,910
Thereafter	—	—	63,153	63,153

Subtotal	31,000	50,000	107,668	188,668
Unamortized net premiums	—	—	645	645

Total Debt	$31,000	$50,000	$108,313	$189,313

Weighted Average Interest Rate	1.8%	1.8%	4.5%	3.4%

Note 7. Leasing

The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of December 31, 2013. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2014	$42,864
2015	34,260
2016	29,226
2017	26,530
2018	20,790
Thereafter	49,570

Total	$203,240

Note 8. Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. On January 13, 2012, the Company completed a public follow-on offering of 4,000,000 shares of its common stock at a price per share of $14.25 including 93,000 shares that were sold in the offering to the Company’s executive and senior officers and members of the board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. On February 13, 2012, the Company sold an additional 61,853 shares of its common stock at a price per share of $14.25 upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the primary follow-on offering were approximately $54.7 million after deducting the full underwriting discount and offering costs of approximately $3.1 million. The Company used approximately $41.0 million of the net proceeds to repay outstanding borrowings under the Facility on January 13, 2012 and the remaining net proceeds were used to invest in industrial properties and for general business purposes. As of December 31, 2012, 13,434,558 shares of common stock were issued and outstanding, including 149,125 non-vested restricted stock awards. On July 11, 2013, the Company completed a public follow-on offering of 5,750,000 shares of its common stock at a price per share of $18.25 including 43,250 shares that were sold in the offering to the Company’s executive and senior officers and members of the board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. The net proceeds of the follow-on offering were approximately $99.9 million after deducting the full underwriting discount and offering costs of approximately $5.0 million. The Company used approximately $6.5 million of the net proceeds to repay outstanding borrowings under the Facility and the remaining net proceeds to acquire industrial properties and for general business purposes. On February 19, 2013, the Company completed a public follow-on offering of 5,750,000 shares of its common stock at a price per share of $16.60 including 90,325 shares that were sold in the offering to the Company’s executive and senior officers and members of the board of directors. No underwriting discount or commission was paid on the shares sold to such officers and directors. The net proceeds of the follow-on offering were approximately $90.8 million after deducting the full underwriting discount and offering costs of approximately $4.6 million. The Company used approximately $65.4 million of the net proceeds to repay outstanding borrowings under the revolving credit facility and the remaining net proceeds to invest in industrial properties and for general business purposes. As of December 31, 2013, 24,990,120 shares of common stock were issued and outstanding, including 156,568 non-vested restricted stock awards. As of December 31, 2012, 13,434,558 shares of common stock were issued and outstanding, including 149,125 non-vested restricted stock awards.

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

In connection with the annual meeting of stockholders on May 7, 2013, the Company granted a total of 15,793 shares of unrestricted common stock to its independent directors under the Company’s 2010 Equity Incentive Plan with a grant date fair value per share of $19.00. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the year ended December 31, 2013 related to this issuance.

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

As of December 31, 2013, there were 455,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or LTIP awards under the Company’s 2010 Equity Incentive Plan, of which 122,126 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2013 ranged from $14.20 to $20.00. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s common stock on the date of grant. The fair value of the restricted stock that was granted during the year ended December 31, 2013 was $0.8 million and the vesting period for the restricted stock is five years. As of December 31, 2013, the Company had approximately $1.9 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 2.8 years. The Company recognized compensation costs of approximately $0.9 million, $0.7 million and $0.7 million, respectively, for the years ended December 31, 2013, 2012 and 2011 related to the restricted stock issuances. The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the years ended December 31, 2013, 2012 and 2011.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2010	150,778	$19.93
Granted	28,904	17.82
Forfeited	(1,284)	20.00
Vested	(44,872)	19.95

Non-vested shares outstanding as of December 31, 2011	133,526	19.54
Granted	47,536	14.20
Forfeited	(4,917)	19.81
Vested	(27,020)	19.81

Non-vested shares outstanding as of December 31, 2012	149,125	17.78
Granted	48,891	17.08
Forfeited	(9,122)	18.29
Vested	(32,326)	18.29

Non-vested shares outstanding as of December 31, 2013	156,568	$17.43

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2013:

Non-vested Shares Vesting Schedule	Number of Shares
2014	51,222
2015	51,222
2016	25,066
2017	19,285
2018	9,773

Total Non-vested Shares	156,568

Long-Term Incentive Plan:

As of December 31, 2013, there are three open performance measurement periods for the LTIP awards: January 1, 2011 to December 31, 2013, January 1, 2012 to December 31, 2014 and January 1, 2013 to December 31, 2015. The LTIP awards related to the performance measurement periods from February 16, 2010 to December 31, 2012 resulted in no compensation expense as the Compensation Committee of the Board of Directors determined that the Company’s total shareholder return did not exceed the applicable metrics during the performance measurement period. The Company recorded compensation costs of approximately $0.9 million, $0.1 million and $0.2 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

Dividends:

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2013 and 2012:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2013	Common stock	$0.120000	February 19, 2013	April 5, 2013	April 19, 2013
March 31, 2013	Preferred stock	$0.484375	February 19, 2013	March 11, 2013	March 31, 2013
June 30, 2013	Common stock	$0.130000	May 7, 2013	July 5, 2013	July 19, 2013
June 30, 2013	Preferred stock	$0.484375	May 7, 2013	June 11, 2013	July 1, 2013
September 30, 2013	Common stock	$0.130000	August 6, 2013	October 7, 2013	October 21, 2013
September 30, 2013	Preferred stock	$0.484375	August 6, 2013	September 11, 2013	September 30, 2013
December 31, 2013	Common stock	$0.130000	November 5, 2013	December 31, 2013	January 14, 2014
December 31, 2013	Preferred stock	$0.484375	November 5, 2013	December 11, 2013	December 31, 2013

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2012	Common stock	$0.100000	February 21, 2012	April 5, 2012	April 19, 2012
June 30, 2012	Common stock	$0.120000	May 4, 2012	July 9, 2012	July 23, 2012
September 30, 2012	Common stock	$0.120000	August 3, 2012	October 5, 2012	October 26, 2012
September 30, 2012	Preferred stock	$0.387500	August 3, 2012	September 10, 2012	October 1, 2012
December 31, 2012	Common stock	$0.120000	November 6, 2012	December 31, 2012	January 14, 2013
December 31, 2012	Preferred stock	$0.484375	November 6, 2012	December 10, 2012	December 31, 2012

Note 9. Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the years ended December 31, 2013, 2012 and 2011.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net and comprehensive income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 156,203, 147,200 and 0 of weighted average unvested restricted shares outstanding for the years ended December 31, 2013, 2012 or 2011.

Note 10. Quarterly Results of Operations – Unaudited

The following tables summarize the Company’s quarterly financial information. All fiscal quarters have been revised in accordance with guidance on accounting for discontinued operations.

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$10,029	$10,815	$11,516	$13,169
Total costs and expenses	(7,930)	(8,906)	(9,131)	(11,006)
Total other income and expenses	(1,515)	(1,537)	(1,452)	(1,601)
Income (loss) from continuing operations	584	372	933	562
Income from discontinued operations	210	450	392	360
Gain on sales of real estate investments	—	—	—	2,778
Net and comprehensive income (loss) available to common stockholders, net of preferred stock dividends	$(97)	$(69)	$432	$2,790
Earnings per Common Share – Basic and Diluted:
Income (loss) from continuing operations available to common stockholders, net of preferred stock dividends [1]	(0.01)	(0.02)	0.00	(0.01)
Income from discontinued operations [1]	—	0.02	0.02	0.12

Net income (loss) available to common stockholders, net of preferred stock dividends [1]	$(0.01)	$(0.00)	$0.02	$0.11

Basic and Diluted Weighted Average Common Shares Outstanding	15,792,553	19,076,760	24,208,008	24,833,304

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$5,781	$6,774	$8,607	$8,173
Total costs and expenses	(5,559)	(5,923)	(7,183)	(7,266)
Total other income and expenses	(1,011)	(1,114)	(1,571)	(1,739)
Income (loss) from continuing operations	(789)	(263)	(147)	(832)
Income from discontinued operations	522	520	669	348
Gain on sales of real estate investments	—	—	—	4,037
Net and comprehensive income (loss) available to common stockholders, net of preferred stock dividends	$(267)	$255	$(191)	$2,640
Earnings per Common Share – Basic and Diluted:
Income (loss) from continuing operations available to common stockholders, net of preferred stock dividends [1]	(0.06)	(0.02)	(0.06)	(0.14)
Income from discontinued operations [1]	0.04	0.04	0.05	0.34

Net income (loss) available to common stockholders, net of preferred stock dividends [1]	$(0.02)	$0.02	$(0.01)	$0.20

Basic and Diluted Weighted Average Common Shares Outstanding	12,686,573	13,276,892	13,284,894	13,285,181

[1]

The above quarterly income (losses) per share calculations are based on the weighted average number of common shares outstanding during each quarter. The income (losses) per share calculation for the years ended December 31, 2013 and 2012 in the Consolidated Statements of Operations and Comprehensive Income (Loss) is based on the weighted average number of common shares outstanding for the years ended December 31, 2013 and 2012, respectively. The sum of the quarterly financial data may vary from the years ended December 31, 2013 and 2012 data due to rounding.

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

As a result, the Company may become subject to material environmental liabilities of which it is unaware. The Company can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on it, or (2) the environmental condition of the Company’s industrial properties will not be affected by the condition of the properties in the vicinity of its industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company. The Company was not aware of any significant or material exposures as of December 31, 2013 or 2012.

General Uninsured Losses. The Company carries property and rental loss, liability and terrorism insurance. The Company believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, the Company’s properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, the Company has obtained, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property. The Company was not aware of any significant or material exposures as of December 31, 2013 and 2012.

Contractual Commitments. As of February 19, 2014, the Company had two outstanding contracts with third-party sellers to acquire two industrial properties consisting of 258,769 square feet (unaudited). There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City	1	100,000	9,265	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Miami	—	—	—	—
Washington, D.C./Baltimore	1	158,769	18,000	—

Total	2	258,769	$27,265	$—

Note 12. Subsequent Events

On February 11, 2014, the Company acquired one industrial building located in Renton, Washington containing 62,004 square feet for a total purchase price of approximately $6.6 million. The property was acquired from an unrelated third party using borrowings under our credit facility, net of an assumed mortgage loan payable.

Terreno Realty Corporation

Schedule III

Real Estate Investments and Accumulated Depreciation

As of December 31, 2013

(in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/13
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Los Angeles
630 Glasgow	1	Inglewood, CA	$2,369	$2,245	$1,855	$109	$2,245	$1,964	$4,209	$197	2011	1988
14611 Broadway	1	Gardena, CA	—	4,757	1,243	—	4,757	1,243	6,000	2	2013	1962
19601 Hamilton	1	Torrance, CA	6,502	7,409	4,072	—	7,409	4,072	11,481	251	2011	1985
Garfield	5	Commerce, CA	25,217	27,539	22,694	382	27,539	23,076	50,615	1,114	2012	2002
Manhattan Beach	1	Redondo Beach, CA	—	7,874	5,641	—	7,874	5,641	13,515	221	2012	1963/1970
South Main	3	Carson, CA	—	10,072	4,849	—	10,072	4,849	14,921	137	2012	1966
Whittier	1	Whittier, CA	—	7,736	7,902	—	7,736	7,902	15,638	326	2012	2004
Northern New Jersey/New York City
1 Dodge Drive	1	West Caldwell, NJ	—	3,819	2,982	—	3,819	2,982	6,801	47	2013	1985
17 Madison	1	Fairfield, NJ	—	974	1,647	—	974	1,647	2,621	22	2013	1979
130 Interstate	1	South Brunswick, NJ	—	13,686	12,135	282	13,686	12,417	26,103	1,040	2010	1999
341 Michele	1	Carlstadt, NJ	—	2,372	4,798	—	2,372	4,798	7,170	26	2013	1973
465 Meadow	1	Carlstadt, NJ	—	713	1,618	—	713	1,618	2,331	9	2013	1972
550 Delancy	1	Newark, NJ	—	9,230	4,855	9	9,230	4,864	14,094	67	2013	1987
620 Division	1	Elizabeth, NJ	6,466	6,491	3,568	2,378	6,491	5,946	12,437	279	2011	1980
Belleville	1	Kearny, NJ	13,999	12,845	18,041	30	12,845	18,071	30,916	1,187	2011	2006
Dell	1	Carlstadt, NJ	—	6,641	771	—	6,641	771	7,412	48	2011	1972
Ethel	2	Piscataway, NJ	—	2,748	3,801	—	2,748	3,801	6,549	10	2013	1981/1984
JFK Airgate	4	Queens, NY	—	18,282	32,933	—	18,282	32,933	51,215	40	2013	1986/1991
Melanie Lane	3	East Hanover, NJ	—	5,931	13,178	48	5,931	13,226	19,157	106	2013	1980/1998
Middlebrook	18	Bound Brook, NJ	13,886	16,442	10,241	5,344	16,442	15,585	32,027	1,826	2010	1958/1976
San Francisco Bay Area
238/242 Lawrence	2	South San Francisco, CA	959	6,674	2,655	839	6,674	3,494	10,168	333	2010	1986
240 Littlefield	1	South San Francisco, CA	—	5,107	3,293	1,214	5,107	4,507	9,614	—	2013	2013
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	416	1,352	1,614	2,966	191	2010	1968
631 Brennan	1	San Jose, CA	—	1,932	2,245	234	1,932	2,479	4,411	74	2012	1975
Ahern	2	Union City, CA	3,417	3,246	2,749	383	3,246	3,132	6,378	300	2010	1986
Caribbean	3	Sunnyvale, CA	—	17,483	14,493	540	17,483	15,033	32,516	566	2012	1980/1981
Carlton Court	1	South San Francisco, CA	—	2,036	1,475	72	2,036	1,547	3,583	60	2012	1981
Clawiter	1	Hayward, CA	4,781	5,964	1,159	3	5,964	1,162	7,126	59	2011	1967

Fortune/Qume	1	San Jose, CA	—	2,518	2,484	617	2,518	3,101	5,619	424	2010	1980
Warm Springs I and II	2	Fremont, CA	—	3,664	2,782	1,124	3,664	3,906	7,570	606	2010	1984
Seattle
17600 West Valley Highway	1	Tukwila, WA	4,897	3,361	5,260	134	3,361	5,394	8,755	163	2012	1986
Kent 188	1	Kent, WA	5,204	3,251	4,719	1,176	3,251	5,895	9,146	507	2010	1979
SeaTac 8th Avenue	1	Burien, WA	—	2,501	4,020	214	2,501	4,234	6,735	95	2013	1988
Valley Corporate	2	Kent, WA	8,560	5,264	9,096	314	5,264	9,410	14,674	518	2011	1987
Miami
10th Avenue	1	Hialeah, FL	—	6,376	2,624	1,410	6,376	4,034	10,410	395	2010	1957/2005
26th Street	2	Miami, FL	5,925	4,569	6,183	27	4,569	6,210	10,779	210	2012	1973
39th Street	1	Doral, FL	1,961	1,420	2,717	8	1,420	2,725	4,145	162	2011	2002
48th Avenue	2	Miami Gardens, FL	—	4,322	2,187	38	4,322	2,225	6,547	117	2011	1987
60th Avenue	1	Miami Lakes, FL	—	6,203	1,567	6,180	6,203	7,747	13,950	752	2010	1971/2011
70th Avenue	1	Miami, FL	—	1,434	2,333	136	1,434	2,469	3,903	159	2011	1999
78th Avenue	1	Doral, FL	—	2,445	1,755	1,882	2,445	3,637	6,082	128	2012	1977
107th Avenue	1	Medley, FL	—	2,787	2,036	10	2,787	2,046	4,833	48	2013	2001
101st Road	1	Medley, FL	—	2,647	3,258	393	2,647	3,651	6,298	103	2013	2012
Americas Gateway	6	Doral, FL	—	11,152	11,721	235	11,152	11,956	23,108	209	2013	1978/1982
Washington, D.C./Baltimore
3601 Pennsy	1	Landover, MD	—	2,331	4,375	—	2,331	4,375	6,706	5	2013	1996
4230 Forbes	1	Lanham, MD	—	1,736	2,395	24	1,736	2,419	4,155	3	2013	2003
8215 Dorsey	1	Jessup, MD	—	2,263	3,200	—	2,263	3,200	5,463	11	2013	1965/1981
8730 Bollman	1	Savage, MD	—	4,361	2,757	328	4,361	3,085	7,446	198	2011	1984
Dorsey	1	Jessup, MD	—	3,207	2,383	1,231	3,207	3,614	6,821	296	2011	1977
Global Plaza	1	Sterling, VA	—	1,948	3,619	7	1,948	3,626	5,574	177	2012	2006
Route 100	2	Elkridge, MD	—	6,492	9,403	328	6,492	9,731	16,223	146	2013	1973/1974
Sweitzer	1	Laurel, MD	—	2,541	3,835	12	2,541	3,847	6,388	140	2012	1995
Troy Hill	1	Elkridge, MD	3,525	1,409	5,033	—	1,409	5,033	6,442	185	2012	2003

Subtotal	96		107,668	301,802	289,833	28,111	301,802	317,944	619,746	14,295
Unamortized net premiums	—		645	—	—	—	—	—	—	—
Intangible assets	—		—	—	—	—	—	—	32,093	12,808

Total	96		$108,313	$301,802	$289,833	$28,111	$301,802	$317,944	$651,839	$27,103

Terreno Realty Corporation

Schedule III

Real Estate Investments and Accumulated Depreciation – (Continued)

As of December 31, 2013

(in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Investment in Properties
Balance at beginning of year	$445,348	$264,584
Acquisition of properties	212,434	185,281
Disposition of properties	(16,500)	(12,152)
Improvements, net of write-offs	10,557	7,635

Balance at end of year	$651,839	$445,348

	2013	2012
Accumulated Depreciation
Balance at beginning of year	$15,648	$7,063
Amortization of lease intangible assets	4,448	756
Depreciation expense	8,034	9,090
Disposition of properties and write-offs	(1,027)	(1,261)

Balance at end of year	$27,103	$15,648

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 19, 2014.

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

Signature	Title	Date

/s/ W. Blake Baird	Chairman, Chief Executive Officer and Director	February 19, 2014
W. Blake Baird	(principal executive officer)

/s/ Michael A. Coke	President and Director	February 19, 2014
Michael A. Coke

/s/ Jaime J. Cannon	Chief Financial Officer	February 19, 2014
Jaime J. Cannon	(principal financial and accounting officer)

/s/ LeRoy E. Carlson	Director	February 19, 2014
LeRoy E. Carlson

/s/ Peter J. Merlone	Director	February 19, 2014
Peter J. Merlone

/s/ Douglas M. Pasquale	Director	February 19, 2014
Douglas M. Pasquale

/s/ Dennis Polk	Director	February 19, 2014
Dennis Polk

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of Registrant, as amended (previously filed as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

3.2	Articles Supplementary for Registrant’s 7.75% Series A Cumulative Redeemable Preferred Stock (as previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 19, 2012 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate of Registrant (previously filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 on January 15, 2010 and incorporated herein by reference).

4.2	Specimen Certificate for the Company’s 7.75% Series A Cumulative Redeemable Preferred Stock (previously filed as Exhibit 4.1 to the Company’s Form 8-A on July 13, 2012 and incorporated herein by reference).

10.1+	Form of Severance Agreement between Registrant and W. Blake Baird (previously filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.2+	Form of Severance Agreement between Registrant and Michael A. Coke (previously filed as Exhibit 10.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated by reference herein).

10.3+	2010 Equity Incentive Plan of Registrant (previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K on March 29, 2010 and incorporated by reference herein).

10.4+	Form of Restricted Stock Award Agreement for Executive Officers and Employees (previously filed as Exhibit 10.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.5+	Form of Restricted Stock Award Agreement for Non-Employee Directors (previously filed as Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.6+	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers (previously filed as Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.7+	Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K on March 29, 2010 and incorporated by reference herein).

10.8+	Form of Award Notice under the Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.9+	Form of Subscription Agreement (previously filed as Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.10	Second Amended and Restated Senior Credit Agreement, dated as of January 17, 2013, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, KeyBanc Capital Markets as “Lead Arranger,” and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 22, 2013 and incorporated herein by reference).

10.11*	Agreement of Purchase and Sale, dated as of December 20, 2013, between Prologis Targeted U.S. Logistics Fund, L.P. and Terreno Airgate LLC.

12.1*	Statement of Computation of Ratios.

21*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of President, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Terreno Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements and (vi) Schedule III-Real Estate Investments and Accumulated Depreciation.

*	Filed herewith.
**	Furnished herewith.
+	Exhibit is a management contract or compensatory plan or arrangement.