Form 10-Q
period 2014-09-30
Terreno Realty Corp
filed 2014-11-03
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The registrant had 33,094,789 shares of its common stock, $0.01 par value per share, outstanding as of October 31, 2014.

Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in real estate
Land	$348,994	$301,802
Buildings and improvements	382,497	317,944
Intangible assets	36,474	32,093

Total investments in properties	767,965	651,839
Accumulated depreciation and amortization	(40,853)	(27,103)

Net investments in properties	727,112	624,736
Cash and cash equivalents	21,115	6,989
Restricted cash	2,975	2,560
Deferred financing costs, net	2,432	1,896
Other assets, net	13,158	9,143

Total assets	$766,792	$645,324

LIABILITIES AND EQUITY
Liabilities
Credit facility	$15,000	$31,000
Term loans payable	58,000	50,000
Mortgage loans payable	99,336	108,313
Security deposits	4,709	3,733
Intangible liabilities, net	3,227	3,989
Dividends payable	4,633	3,249
Accounts payable and other liabilities	13,025	6,205

Total liabilities	197,930	206,489
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and 1,840,000 shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	46,000
Common stock: $0.01 par value, 400,000,000 shares authorized, and 33,094,789 and 24,990,120 shares issued and outstanding, respectively	330	249
Additional paid-in capital	522,532	392,586
Retained earnings	—	—

Total stockholders’ equity	568,862	438,835

Total liabilities and equity	$766,792	$645,324

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations and Comprehensive Income

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES
Rental revenues	$14,013	$9,191	$39,268	$25,445
Tenant expense reimbursements	3,701	2,325	10,860	6,915

Total revenues	17,714	11,516	50,128	32,360

COSTS AND EXPENSES
Property operating expenses	4,773	3,289	13,989	9,141
Depreciation and amortization	4,918	3,264	14,047	8,796
General and administrative	2,836	1,787	7,654	6,170
Acquisition costs	279	791	1,772	1,861

Total costs and expenses	12,806	9,131	37,462	25,968

OTHER INCOME (EXPENSE)
Interest and other income	3	97	—	106
Interest expense, including amortization	(1,473)	(1,549)	(4,722)	(4,610)

Total other income and expenses	(1,470)	(1,452)	(4,722)	(4,504)

Income from continuing operations	3,438	933	7,944	1,888
Discontinued operations
Income from discontinued operations	—	392	—	1,052

Net income	3,438	1,325	7,944	2,940
Preferred stock dividends	(891)	(891)	(2,674)	(2,674)

Net and comprehensive income, net of preferred stock dividends	2,547	434	5,270	266
Allocation to participating securities	(12)	(2)	(25)	—

Net and comprehensive income available to common stockholders, net of preferred stock dividends	$2,535	$432	$5,245	$266

EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Income (loss) from continuing operations available to common stockholders, net of preferred stock dividends	$0.08	$—	$0.18	$(0.04)
Income from discontinued operations	—	0.02	—	0.05

Net income available to common stockholders, net of preferred stock dividends	$0.08	$0.02	$0.18	$0.01

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	32,937,432	24,208,008	28,765,403	19,723,266

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

	Preferred Stock	Common Stock		Additional Paid- in Capital	Retained Earnings	Total
		Number of Shares	Amount
Balance as of December 31, 2013	$46,000	24,990,120	$249	$392,586	$—	$438,835
Net income	—	—	—	—	7,944	7,944
Issuance of common stock, net of issuance costs of $352	—	8,066,140	81	136,382	—	136,463
Repurchase of common stock	—	(12,617)	—	(284)	—	(284)
Issuance of restricted stock	—	51,146	—	—	—	—
Stock-based compensation	—	—	—	1,099	—	1,099
Common stock dividends	—	—	—	(7,251)	(5,270)	(12,521)
Preferred stock dividends	—	—	—	—	(2,674)	(2,674)

Balance as of September 30, 2014	$46,000	33,094,789	$330	$522,532	$—	$568,862

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,944	$2,940
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(2,071)	(2,422)
Amortization of lease intangibles	(782)	(675)
Depreciation and amortization	14,047	8,796
Depreciation related to discontinued operations	—	101
Deferred financing cost and mortgage premium amortization	229	187
Stock-based compensation	2,307	1,614
Changes in assets and liabilities
Other assets	(1,927)	(1,534)
Accounts payable and other liabilities	3,330	711

Net cash provided by operating activities	23,077	9,718

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	48	(150)
Cash paid for property acquisitions	(97,820)	(110,091)
Cash paid for deposits on property acquisitions	(450)	(400)
Additions to buildings, improvements and leasing costs	(12,577)	(6,301)

Net cash used in investing activities	(110,799)	(116,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	136,815	191,475
Issuance costs on issuance of common stock	(352)	(648)
Repurchase of common stock	(284)	(160)
Borrowings on credit facility	84,000	31,500
Payments on credit facility	(100,000)	(96,929)
Borrowings on term loans payable	8,000	50,000
Payments on mortgage loans payable	(11,511)	(2,125)
Payment of deferred financing costs	(1,010)	(721)
Dividends paid to common stockholders	(11,136)	(6,420)
Dividends paid to preferred stockholders	(2,674)	(2,674)

Net cash provided by financing activities	101,848	163,298

Net increase in cash and cash equivalents	14,126	56,074
Cash and cash equivalents at beginning of period	6,989	5,930

Cash and cash equivalents at end of period	$21,115	$62,004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$4,639	$4,635
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$4,650	$1,378

Reconciliation of cash paid for property acquisitions
Acquisition of properties	$101,617	$111,962
Assumption of mortgage loans payable	(2,764)	—
Mortgage premiums	(43)	—
Assumption of other assets and liabilities	(990)	(1,871)

Net cash paid for property acquisitions	$97,820	$110,091

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of September 30, 2014, the Company owned 109 buildings aggregating approximately 7.7 million square feet.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded for the three and nine months ended September 30, 2014 and 2013.

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

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.3 million and $0.2 million, respectively, for the three months ended September 30, 2014 and 2013, and approximately $0.8 million and $0.7 million, respectively, for the nine months ended September 30, 2014 and 2013. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of September 30, 2014 is 3.9 years. As of September 30, 2014 and December 31, 2013, the Company’s intangible assets and liabilities consisted of the following (dollars in thousands):

	September 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$32,571	$(15,495)	$17,076	$28,601	$(10,886)	$17,715
Above-market leases	$3,903	$(2,452)	$1,451	$3,492	$(1,922)	$1,570
Below-market leases	$(6,397)	$3,170	$(3,227)	$(5,860)	$1,871	$(3,989)

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

As of September 30, 2014 and December 31, 2013, approximately $10.2 million and $7.2 million, respectively, of straight-line rent and accounts receivable, net of allowances were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $2.4 million and $1.9 million as of September 30, 2014 and December 31, 2013, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of September 30, 2014 and December 31, 2013, the net unamortized mortgage premiums were approximately $0.4 million and $0.6 million, respectively, and were included as a component of mortgage loans payable on the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of September 30, 2014 and December 31, 2013, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

As of September 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. As of September 30, 2014 and December 31, 2013, based on borrowing rates available to the Company, which are Level 2 inputs, the estimated fair values of the mortgage loans payable, term loans payable and credit facility were approximately $171.9 million and $188.7 million, respectively.

New Accounting Standards. On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, their final standard on revenue from contracts with customers. The guidance specifically notes that lease contracts with customers are a scope exception. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods (including interim periods), beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt the guidance effective January 1, 2017 and is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements.

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

As of September 30, 2014, the Company owned 37 buildings and 2.3 million square feet located in Northern New Jersey/New York City, which accounted for approximately 31.1% of its annualized base rent, which is based on contractual base rent from leases in effect as of September 30, 2014, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than 10% of total revenues for the nine months ended September 30, 2014.

Note 4.	Investments in Real Estate

During the three months ended September 30, 2014, the Company acquired three industrial buildings containing 157,536 square feet. The total aggregate initial investment was approximately $20.9 million, of which $11.8 million was recorded to land, $8.7 million to buildings and improvements, $0.4 million to intangible assets and $0.1 million to intangible liabilities.

During the nine months ended September 30, 2014, the Company acquired 13 industrial buildings containing 877,240 square feet, including the assumption of a mortgage loan with a total principal amount of approximately $2.8 million with a fixed interest rate of 5.09% that matures in August 2015. The total aggregate initial investment was approximately $101.6 million, of which $42.1 million was recorded to land, $54.5 million to buildings and improvements, $5.0 million to intangible assets and $0.5 million to intangible liabilities.

The Company recorded revenues and net income for the three months ended September 30, 2014 of approximately $2.1 million and $0.8 million, respectively, and recorded revenues and net income for the nine months ended September 30, 2014 of approximately $3.5 million and $1.4 million, respectively, related to the 2014 acquisitions.

During the three months ended September 30, 2013, the Company acquired five industrial buildings containing 249,613 square feet. The total aggregate initial investment was approximately $37.9 million, of which $16.1 million was recorded to land, $19.7 million to buildings and improvements, $2.1 million to intangible assets and $0.1 million to intangible liabilities.

During the nine months ended September 30, 2013, the Company acquired 18 industrial buildings containing 1,236,263 square feet, including one redevelopment property that contains 69,500 square feet. The total aggregate initial investment was approximately $112.0 million, of which $50.7 million was recorded to land, $56.4 million to buildings and improvements, $4.9 million to intangible assets and $0.5 million to intangible liabilities.

The Company recorded revenues and net income for the three months ended September 30, 2013 of approximately $1.7 million and $0.3 million, respectively, and recorded revenues and net income for the nine months ended September 30, 2013 of approximately $2.5 million and $0.5 million, respectively, related to the 2013 acquisitions.

The above assets and liabilities were recorded at fair value, which uses Level 3 inputs. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable and borrowings under the credit facility and were accounted for as business combinations.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three and nine months ended September 30, 2014 and 2013 as if all of the Company’s acquisitions during the nine months ended September 30, 2014 occurred on January 1, 2013. The following pro forma results for the three and nine months ended September 30, 2014 and 2013 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2013, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$17,865	$13,763	$53,254	$39,027
Net and comprehensive income available to common stockholders, net of preferred stock dividends	2,860	1,317	8,238	1,119
Basic and diluted net income available to common stockholders per share, net of preferred stock dividends	$0.09	$0.05	$0.29	$0.06

Note 5.	Discontinued Operations

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

The following summarizes the condensed results of operations of the property sold in 2013 for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Rental revenues	$—	$413	$—	$1,187
Tenant expense reimbursements	—	101	—	295
Property operating expenses	—	(122)	—	(329)
Depreciation and amortization	—	—	—	(101)

Income from discontinued operations	$—	$392	$—	$1,052

Note 6.	Debt

On May 8, 2014, the Company entered into a Third Amended and Restated Senior Credit Agreement (the “Amended Facility”) with KeyBank National Association, as administrative agent and as a lender, KeyBanc Capital Markets, as a lead arranger and PNC Bank, National Association, Union Bank, N.A. and Regions Bank as lenders (collectively the “Lenders”) to, among other matters, add a seven-year $50.0 million term loan to the existing $150.0 million facility, which included a $100.0 million revolving credit facility and a $50.0 million term loan. The seven-year $50.0 million term loan maturity date under the Amended Facility is May 2021 and the Company has up to six months from May 8, 2014 to borrow the full $50.0 million. The five-year $50.0 million term loan maturity date under the Amended Facility was extended to May 2019 (previously January 2018) and the maturity date of the revolving credit facility was extended to May 2018 (previously January 2016) with one 12-month extension option exercisable by the Company, subject, among other things, to there being an absence of an event of default under the Amended Facility and to the payment of an extension fee. The aggregate amount of the Amended Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $100.0 million revolving credit facility, the $50.0 million five-year term loan and the $50.0 million seven-year term loan or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the five-year and seven-year term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at September 30, 2014) for the revolving credit facility and the five-year term loan (previously 1.65% to 2.65%) and 1.75% to 2.30% (1.75% at September 30, 2014) for the seven-year term loan, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Amended Facility. The Amended Facility is guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower (a wholly-owned subsidiary of the Company) that own an unencumbered property. The Amended Facility has been modified to be unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Amended Facility. As of September 30, 2014, there were $15.0 million of borrowings outstanding on the revolving credit facility and $50.0 million and $8.0 million of borrowings outstanding on the five-year term loan and seven-year term loan, respectively. As of December 31, 2013, there were $31.0 million of borrowings outstanding on the revolving credit facility and $50.0 million of borrowings outstanding on the five-year term loan under the Amended Facility. The Company was in compliance with the covenants under the Amended Facility at September 30, 2014 and December 31, 2013.

The mortgage loans payable are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2015 and 2021. As of September 30, 2014, the Company had eight mortgage loans payable totaling approximately $99.3 million, which bear interest at a weighted average fixed annual rate of 4.4%. As of December 31, 2013, the Company had nine mortgage loans payable totaling approximately $108.3 million, which bore interest at a weighted average fixed annual interest rate of 4.5%. As of September 30, 2014 and December 31, 2013, the total net investment book value of the properties securing the debt was $203.3 million and $218.0 million, respectively.

During both the three months ended September 30, 2014 and 2013, the Company capitalized approximately $0.1 million, and approximately $0.3 million and $0.2 million, respectively, during the nine months ended September 30, 2014 and 2013, of interest associated with redevelopment and expansion activities.

The scheduled principal payments of the Company’s debt as of September 30, 2014 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Mortgage Loans Payable	Total Debt
2014 (3 months)	$—	$—	$708	$708
2015	—	—	24,585	24,585
2016	—	—	6,649	6,649
2017	—	—	1,916	1,916
2018	15,000	—	1,910	16,910
Thereafter	—	58,000	63,153	121,153

Subtotal	15,000	58,000	98,921	171,921
Unamortized net premiums	—	—	415	415

Total Debt	$15,000	$58,000	$99,336	$172,336

Weighted Average Interest Rate	1.7%	1.7%	4.4%	3.3%

Note 7.	Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. On February 28, 2014, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000 in amounts and at times to be determined by the Company from time to time. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Amended Facility. During the three and nine months ended September 30, 2014, the Company did not issue any shares of common stock under the ATM Program.

On May 22, 2014, the Company completed a public follow-on offering of 8,050,000 shares of its common stock at a price per share of $17.75. The net proceeds of the follow-on offering were approximately $136.5 million after deducting the underwriting discount and offering costs of approximately $6.4 million. The Company used approximately $100.0 million of the net proceeds to repay outstanding borrowings under the Amended Facility and used the remaining net proceeds to acquire industrial properties and for general business purposes. As of September 30, 2014, 33,094,789 shares of common stock were issued and outstanding, including 157,357 non-vested restricted stock awards. As of December 31, 2013, 24,990,120 shares of common stock were issued and outstanding, including 156,568 non-vested restricted stock awards.

In connection with the annual meeting of stockholders on May 9, 2014, the Company granted a total of 16,140 shares of unrestricted common stock to its independent directors under the Company’s Amended and Restated 2010 Equity Incentive Plan with a grant date fair value per share of $18.59. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the nine months ended September 30, 2014 related to this issuance.

As of September 30, 2014 and December 31, 2013, 1,840,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding. Dividends on the Series A Preferred Stock are payable when, as and if authorized by the Company’s board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up, senior to the Company’s common stock.

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

As of September 30, 2014, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Company’s Amended and Restated 2010 Equity Incentive Plan, of which 1,304,840 were remaining to be issued. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to September 30, 2014 ranged from $14.20 to $20.00. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s common stock on the date of grant. The fair value of the restricted stock that was granted during the nine months ended September 30, 2014 was $1.0 million and the vesting period for the restricted stock is five years. As of September 30, 2014, the Company had approximately $2.1 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.2 years. The Company recognized compensation costs of approximately $0.3 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $0.8 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively, related to the restricted stock issuances. The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the nine months ended September 30, 2014.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2013	156,568	$17.43
Granted	51,146	18.38
Forfeited	(12,617)	18.33
Vested	(37,740)	18.33

Non-vested shares outstanding as of September 30, 2014	157,357	$17.45

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of September 30, 2014:

Non-vested Shares Vesting Schedule	Number of Shares
2014 (3 months)	870
2015	61,103
2016	35,198
2017	29,531
2018	20,158
Thereafter	10,497

Total Non-vested Shares	157,357

Long-Term Incentive Plan:

As of September 30, 2014, there are three open performance measurement periods for the Performance Share awards: January 1, 2012 to December 31, 2014, January 1, 2013 to December 31, 2015 and January 1, 2014 to December 31, 2016. The Performance Share awards related to the performance measurement periods from February 16, 2010 to December 31, 2013 resulted in no compensation expense as the compensation committee determined that the Company’s total shareholder return did not exceed the applicable metrics during the performance measurement period. The Company recorded compensation costs of approximately $0.7 million and $0.1 million, respectively, for the three months ended September 30, 2014 and 2013 and approximately $1.2 million and $0.6 million, respectively, for the nine months ended September 30, 2014 and 2013 related to the Performance Share awards.

Dividends:

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2014:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2014	Common stock	$0.130000	February 19, 2014	April 7, 2014	April 21, 2014
March 31, 2014	Preferred stock	$0.484375	February 19, 2014	March 10, 2014	March 31, 2014
June 30, 2014	Common stock	$0.140000	May 9, 2014	July 7, 2014	July 21, 2014
June 30, 2014	Preferred stock	$0.484375	May 9, 2014	June 11, 2014	June 30, 2014
September 30, 2014	Common stock	$0.140000	August 8, 2014	October 7, 2014	October 21, 2014
September 30, 2014	Preferred stock	$0.484375	August 8, 2014	September 12, 2014	September 30, 2014

Note 8.	Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-

class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for both the three and nine months ended September 30, 2014 and 2013.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net and comprehensive income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 157,357 and 157,562 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2014 and 2013, respectively, and 157,555 and 155,946 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2014 and 2013, respectively.

Note 9.	Commitments and Contingencies

Contractual Commitments. As of November 3, 2014, the Company had six outstanding contracts with third-party sellers to acquire six industrial properties consisting of 1,018,528 square feet. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties the Company has under contract1:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	1	265,500	$22,899	$—
Northern New Jersey/New York City	2	80,200	7,445	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Miami	2	191,810	18,850	—
Washington, D.C./Baltimore	6	481,018	45,200	—

Total	11	1,018,528	$94,394	$—

[1]	Excludes unfunded capital commitments of $3.6 million to expand an existing 413,000 square foot facility by approximately 190,000 square feet.

As of November 3, 2014, the Company has executed three non-binding letters of intent with third-party sellers to acquire three industrial properties consisting of 634,915 square feet. The total purchase price for these industrial properties is approximately $83.5 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.

As of November 3, 2014, the Company has entered into a non-binding letter of intent with a third-party purchaser to sell one property located in the Washington, D.C./Baltimore market for a sales price of approximately $11.2 million. There can be no assurance that the Company will enter into a sale agreement with respect to the property or otherwise complete any such prospective disposition on the terms described or at all.

Note 10.	Subsequent Events

On October 3, 2014, the Company acquired one industrial building located in Renton, Washington containing 113,170 square feet for a total purchase price of approximately $10.0 million, including the assumption of a mortgage loan with a total principal amount of approximately $5.7 million with a fixed interest rate of 6.06% that matures in July 2016. The property was acquired from an unrelated third party using existing cash on hand, net of the assumed mortgage loan payable and borrowings under the Company’s credit facility.

On October 8, 2014, the Company acquired one industrial building located in Rahway, New Jersey containing 84,000 square feet for a total purchase price of approximately $7.2 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings under the Company’s credit facility.

On October 24, 2014, the Company acquired one industrial building located in Kent, Washington containing 106,910 square feet for a total purchase price of approximately $9.2 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings under the Company’s credit facility.

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

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of September 30, 2014, we owned a total of 109 buildings aggregating approximately 7.7 million square feet, that were approximately 93.8% leased to 233 tenants, the largest of which accounted for approximately 6.3% of our total annualized based rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

The following table summarizes by market our investments in real estate as of September 30, 2014:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of September 30, 2014	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)

Los Angeles	17	1,303,071	17.0%	87.3%	$7,859	14.7%	$6.91	2.0	$145,772
Northern New Jersey/New York City	37	2,250,363	29.3%	92.1%	16,669	31.1%	8.04	3.1	249,184	[3]

San Francisco Bay Area	18	873,762	11.4%	98.0%	8,289	15.5%	9.68	6.3	111,439

Seattle	8	684,834	8.9%	92.5%	3,880	7.2%	6.13	3.6	60,004

Miami	17	1,248,243	16.3%	98.3%	8,212	15.3%	6.69	2.9	94,383

Washington, D.C./Baltimore	12	1,315,466	17.1%	96.8%	8,683	16.2%	6.82	5.3	107,183

Total/Weighted Average	109	7,675,739	100.0%	93.8%	$53,592	100.0%	$7.44	3.5	$767,965

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2014, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of September 30, 2014, weighted by the respective square footage.
[3]	Includes approximately $12.2 million of expansion land, including capitalized building costs of approximately $7.2 million, adjacent to one of our properties.

The following table summarizes our capital expenditures incurred during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Building improvements	$5,889	$825	$9,306	$3,863
Tenant improvements	1,048	802	3,412	1,395
Leasing commissions	451	379	2,654	1,683

Total capital expenditures [1]	$7,388	$2,006	$15,372	$6,941

[1]	Includes approximately $6.4 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $12.1 million and $3.4 million for the nine months ended September 30, 2014 and 2013, respectively, related to leasing acquired vacancy and renovation and expansion projects (stabilization capital) at seven and five properties for the three months ended September 30, 2014 and 2013, respectively, and nine and five properties for the nine months ended September 30, 2014 and 2013, respectively.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 81.5% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 tenants based on annualized base rent as of September 30, 2014 are as follows:

	Tenant	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	FedEx Corporation	5	241,783	3.2%	$3,354	6.3%
2	Cepheid	3	171,707	2.2%	2,749	5.1%
3	H.D. Smith Wholesale Drug Company	1	211,418	2.8%	2,131	4.0%
4	HD Supply	2	223,741	2.9%	1,861	3.5%
5	Home Depot	1	413,092	5.4%	1,846	3.4%
6	United States Government	2	152,099	2.0%	1,704	3.2%
7	YRC Worldwide	2	61,252	0.8%	1,298	2.4%
8	Miami International Freight Solutions	1	192,454	2.5%	1,139	2.1%
9	Avborne Accessory Group	1	137,594	1.8%	1,048	2.0%
10	Ace World Class	1	161,610	2.1%	1,008	1.9%
11	Northrop Grumman Systems	1	103,200	1.3%	998	1.8%
12	Banah International Group [2]	1	301,983	3.9%	906	1.7%
13	New Breed Logistics, Inc.	2	123,035	1.6%	812	1.5%
14	Service West Inc.	1	129,279	1.7%	773	1.4%
15	Flying Food Group	1	69,500	0.9%	692	1.3%
16	JAM’N Logistics	1	110,336	1.4%	690	1.3%
17	International Paper Company	1	137,872	1.8%	673	1.3%
18	Maines Paper & Food Service	1	98,745	1.3%	642	1.2%
19	Wal-Mart	2	92,800	1.2%	641	1.2%
20	Vista Color Corporation	1	74,786	1.0%	618	1.1%

	Total	31	3,208,286	41.8%	$25,583	47.7%

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2014, multiplied by 12.
[2]	Represents a month-to-month lease related to the tenant default described under the heading “Recent Developments – Tenant Default.”

The following table summarizes the anticipated lease expirations for leases in place at September 30, 2014, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet [1]	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1,2]	% of Total Annualized Base Rent [1]
2014 (3 months)	397,261	5.2%	$1,494	2.4%
2015	1,641,027	21.4%	10,159	17.1%
2016	720,436	9.4%	6,070	10.2%
2017	619,175	8.1%	6,009	10.1%
2018	630,067	8.2%	6,408	10.8%
Thereafter	3,192,209	41.5%	29,402	49.4%

Total	7,200,175	93.8%	$59,542	100.0%

[1]	Includes leases that expire on or after September 30, 2014 and month-to-month leases totaling 316,623 square feet.
[2]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of September 30, 2014, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of September 30, 2014, leases representing approximately 26.6% of the total rentable square footage of our portfolio are scheduled to expire through December 31, 2015. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2014 and 2015 expirations will generally be at or above the rates currently being paid for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Recent Developments

Acquisition Activity

During the three months ended September 30, 2014, we acquired three industrial buildings containing 157,536 square feet for a total purchase price of approximately $20.8 million. The properties were acquired from unrelated third parties using existing cash on hand and borrowings under our credit facility. The following table sets forth the industrial properties we acquired during the three months ended September 30, 2014:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
South Main II	Carson, CA	July 18, 2014	1	33,769	$8,500	6.0%
79th Ave South	Kent, WA	July 25, 2014	1	32,160	2,770	6.6%
Auburn 1307	Auburn, WA	August 22, 2014	1	91,607	9,530	5.6%

Total/Weighted Average			3	157,536	$20,800	5.9%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $20.9 million.
[2]	Stabilized cap rates are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Subsequent to September 30, 2014, we acquired three industrial buildings for a total purchase price of approximately $26.4 million, including the assumption of a mortgage loan with a total principal amount of approximately $5.7 million with a fixed interest rate of 6.06% that matures in July 2016. The properties were acquired from unrelated third parties using existing cash on hand, net of an assumed mortgage loan payable and borrowings under our credit facility. The following table sets forth the industrial properties we acquired subsequent to September 30, 2014:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate
3401 Lind	Renton, WA	October 3, 2014	1	113,170	$9,975	5.5%
900 Hart	Rahway, NJ	October 8, 2014	1	84,000	7,205	6.1%
Kent 216th	Kent, WA	October 24, 2014	1	106,910	9,214	5.6%

Total			3	304,080	$26,394	5.7%

Public Follow-on Offering

On May 22, 2014, we completed a public follow-on offering of 8,050,000 shares of our common stock at a price per share of $17.75. The net proceeds of the follow-on offering were approximately $136.5 million after deducting the underwriting discount and offering costs of approximately $6.4 million. We used approximately $100.0 million of the net proceeds to repay outstanding borrowings under the Amended Facility and used the remaining net proceeds to acquire industrial properties and for general business purposes.

Establishment of ATM Program

On February 28, 2014, we established an at-the market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in amounts and at times as we determine from time to time. Actual sales, if any, will depend on a variety of factors to be determined by our company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us. We intend to use the net proceeds from the offering of the shares under the ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our Amended Facility. During the three and nine months ended September 30, 2014, we did not issue any shares of common stock under the ATM Program.

Amendment to Credit Facility and New Term Loan

On May 8, 2014, we entered into a Third Amended and Restated Senior Credit Agreement (the “Amended Facility”) with KeyBank National Association, as administrative agent and as a lender, KeyBanc Capital Markets, as a lead arranger and PNC Bank, National Association, Union Bank, N.A. and Regions Bank as lenders (collectively the “Lenders”) to, among other matters, add a seven-year $50.0 million term loan to the existing $150.0 million facility, which included a $100.0 million revolving credit facility and a $50.0 million term loan. The seven-year $50.0 million term loan maturity date under the Amended Facility is May 2021 and we have up to six months from May 8, 2014 to borrow the full $50.0 million. The five-year $50.0 million term loan maturity date under the Amended Facility was extended to May 2019 (previously January 2018) and the maturity date of the revolving credit facility was extended to May 2018 (previously January 2016) with one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default under the Amended Facility and to the payment of an extension fee. The aggregate amount of the Amended Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $100.0 million revolving credit facility, the $50.0 million five-year term loan and the $50.0 million seven-year term loan or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the five-year and seven-year term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at September 30, 2014) for the revolving credit facility and the five-year term loan (previously 1.65% to 2.65%) and 1.75% to 2.30% (1.75% at September 30, 2014) for the seven-year term loan, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Amended Facility. The Amended Facility is guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility has been modified to be unsecured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Amended Facility. As of September 30, 2014, there were $15.0 million of borrowings outstanding on the revolving credit facility and $50.0 million and $8.0 million of borrowings outstanding on the five-year term loan and seven-year term loan, respectively. As of December 31, 2013, there were $31.0 million of borrowings outstanding on the revolving credit facility and $50.0 million of borrowings outstanding on the five-year term loan, under the Amended Facility. We were in compliance with the covenants under the Amended Facility at September 30, 2014 and December 31, 2013.

Tenant Default

On January 29, 2013, we filed a one count eviction action against Banah International Group, Inc. (“Banah”), our tenant at 215 10th Avenue in Hialeah, FL, for failure to pay December 2012 and January 2013 rent. On February 21, 2013, the state court entered a default judgment for possession against Banah. Later that same day, Banah filed a Chapter 11 bankruptcy petition and subsequently extended the deadline to affirm or reject the lease while working on a plan of reorganization. Banah made all payments in accordance with the lease for the period from February 21, 2013 through October 31, 2014 during the bankruptcy. On December 18, 2013, Banah filed its proposed plan for reorganization which called for a successor entity (the “Successor Entity”) to assume the lease, pending plan confirmation by the Bankruptcy Court. On September 9, 2014, following the failure of the Successor Entity to fulfill its obligations, the Bankruptcy Court vacated the plan and engaged a court appointed trustee to oversee the operations of Banah. On September 24, 2014, the Court approved an emergency motion by the trustee to convert the bankruptcy to Chapter 7. As a result, we currently expect that Banah will vacate the space and we will regain possession during the fourth quarter of 2014. At September 30, 2014, the lease is recorded as a month-to-month lease and revenue is recognized as cash is received.

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

Contractual Commitments

As of November 3, 2014, we had six outstanding contracts with third-party sellers to acquire six industrial properties, three non-binding letters of intent with third-party sellers to acquire three industrial properties and one outstanding non-binding letter of intent to sell one property as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire or sell the properties under contract or non-binding letter of intent because the proposed acquisitions and disposition are subject to the completion of satisfactory due diligence and various closing conditions, and, in addition, with respect to the properties under non-binding letter of intent, our entry into purchase and sale agreements.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 81.5% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

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

The analysis of our results below for the three and nine months ended September 30, 2014 and 2013 includes the changes attributable to same store properties. The same store pool for the comparison of the three and nine months ended September 30, 2014 and 2013 includes all properties that were owned and in operation as of September 30, 2014 and since January 1, 2013 and excludes properties that were either disposed of prior to or held for sale to a third party as of September 30, 2014. As of September 30, 2014, the same store pool consisted of 66 buildings aggregating approximately 4.9 million square feet. As of September 30, 2014, the non-same store properties, which we acquired or disposed of during the course of 2013 and 2014, consisted of 43 buildings aggregating approximately 2.8 million square feet. As of September 30, 2014 and 2013, the consolidated same store pool occupancy was approximately 95.1% and 91.3%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013:

	For the Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$8,311	$7,812	$499	6.4%
2013 and 2014 Acquisitions	5,702	1,379	4,323	313.5%

Total rental revenues	14,013	9,191	4,822	52.5%
Tenant expense reimbursements
Same store	2,300	2,060	240	11.7%
2013 and 2014 Acquisitions	1,401	265	1,136	428.7%

Total tenant expense reimbursements	3,701	2,325	1,376	59.2%

Total revenues	17,714	11,516	6,198	53.8%

Property operating expenses
Same store	2,763	2,779	(16)	(0.6)%
2013 and 2014 Acquisitions	2,010	510	1,500	294.1%

Total property operating expenses	4,773	3,289	1,484	45.1%

Net operating income [1]
Same store	7,848	7,093	755	10.6%
2013 and 2014 Acquisitions	5,093	1,134	3,959	349.1%

Total net operating income	$12,941	$8,227	$4,714	57.3%

Other costs and expenses
Depreciation and amortization	4,918	3,264	1,654	50.7%
General and administrative	2,836	1,787	1,049	58.7%
Acquisition costs	279	791	(512)	(64.7)%

Total other costs and expenses	8,033	5,842	2,191	37.5%

Other income (expense)
Interest and other income	3	97	(94)	(96.9)%
Interest expense, including amortization	(1,473)	(1,549)	76	(4.9)%

Total other income and expenses	(1,470)	(1,452)	(18)	1.2%

Income from discontinued operations	—	392	(392)	n/a

Net income	$3,438	$1,325	$2,113	159.5%

[1]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $6.2 million for the three months ended September 30, 2014 compared to the same period from the prior year due primarily to property acquisitions during 2013 and 2014 and increased occupancy in the same store pool portfolio. The increase in same store revenues is primarily related to same store consolidated occupancy at quarter end increasing to 95.1% as of September 30, 2014 as compared to 91.3% as of September 30, 2013. For the quarters ended September 30, 2014 and 2013, approximately $0.5 million and $0.8 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $1.5 million during the three months ended September 30, 2014 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.5 million attributable to property acquisitions during 2013 and 2014.

Depreciation and amortization. Depreciation and amortization increased approximately $1.7 million during the three months ended September 30, 2014 compared to the same period from the prior year due to property acquisitions during 2013 and 2014.

General and administrative expenses. General and administrative expenses increased approximately $1.0 million for the three months ended September 30, 2014 compared to the same period from the prior year due primarily to an increase in the accrued Performance Share awards of approximately $0.6 million as compared to the prior year and increased compensation expense and professional fees as compared to the prior year period.

Acquisition costs. Acquisition costs decreased by approximately $0.5 million for the three months ended September 30, 2014 compared to the same period from the prior year due to lower costs such as broker fees, legal expenses and consulting costs.

Interest and other income. Interest and other income decreased approximately $0.1 million for the three months ended September 30, 2014 compared to the same period from the prior year due primarily to insurance proceeds received in 2013 in excess of expenses due to Hurricane Sandy.

Interest expense, including amortization. Interest expense decreased approximately $0.1 million for the three months ended September 30, 2014 compared to the same period from the prior year due primarily to a decrease in our average outstanding borrowings.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013:

	For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$24,861	$23,386	$1,475	6.3%
2013 and 2014 Acquisitions	14,407	2,059	12,348	599.7%

Total rental revenues	39,268	25,445	13,823	54.3%
Tenant expense reimbursements
Same store	7,281	6,559	722	11.0%
2013 and 2014 Acquisitions	3,579	356	3,223	905.3%

Total tenant expense reimbursements	10,860	6,915	3,945	57.0%

Total revenues	50,128	32,360	17,768	54.9%

Property operating expenses
Same store	8,718	8,404	314	3.7%
2013 and 2014 Acquisitions	5,271	737	4,534	615.2%

Total property operating expenses	13,989	9,141	4,848	53.0%

Net operating income [1]
Same store	23,424	21,541	1,883	8.7%
2013 and 2014 Acquisitions	12,715	1,678	11,037	657.7%

Total net operating income	$36,139	$23,219	$12,920	55.6%

Other costs and expenses
Depreciation and amortization	14,047	8,796	5,251	59.7%
General and administrative	7,654	6,170	1,484	24.1%
Acquisition costs	1,772	1,861	(89)	(4.8)%

Total other costs and expenses	23,473	16,827	6,646	39.5%

Other income (expense)
Interest and other income (expense)	—	106	(106)	n/a
Interest expense, including amortization	(4,722)	(4,610)	(112)	2.4%

Total other income and expenses	(4,722)	(4,504)	(218)	4.8%

Income from discontinued operations	—	1,052	(1,052)	n/a

Net income	$7,944	$2,940	$5,004	170.2%

[1]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $17.8 million for the nine months ended September 30, 2014 compared to the same period from the prior year due primarily to property acquisitions during 2013 and 2014 and increased occupancy in the same store pool portfolio. In addition, rent changes on new and renewed leases commenced during the nine months ended September 30, 2014 were approximately 7.3% higher as compared with the previous rental rates in that same space. The increase in same store revenues is primarily related to same store consolidated occupancy at quarter end increasing to 95.1% as of September 30, 2014 as compared to 91.3% as of September 30, 2013 and an increase in same store tenant expense reimbursement related to snow removal expense reimbursements during the nine months ended September 30, 2014 compared to the same period from the prior year. For the nine months ended September 30, 2014 and 2013, approximately $1.2 million and $2.0 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $4.8 million during the nine months ended September 30, 2014 compared to the same period from the prior year. Total same store property operating expenses increased during the nine months ended September 30, 2014 compared to the same period from the prior year primarily due to an increase in snow removal expenses. The increase in total property operating expenses was due primarily to an increase of approximately $4.5 million attributable to property acquisitions during 2013 and 2014.

Depreciation and amortization. Depreciation and amortization increased approximately $5.3 million during the nine months ended September 30, 2014 compared to the same period from the prior year due to property acquisitions during 2013 and 2014.

General and administrative expenses. General and administrative expenses increased approximately $1.5 million for the nine months ended September 30, 2014 compared to the same period from the prior year due primarily to an increase in the accrued Performance Share awards of approximately $0.6 million as compared to the prior year and increased compensation expense and professional fees as compared to the prior year period.

Acquisition costs. Acquisition costs decreased by approximately $0.1 million for the nine months ended September 30, 2014 compared to the same period from the prior year.

Interest and other income. Interest and other income decreased approximately $0.1 million for the nine months ended September 30, 2014 compared to the same period from the prior year due primarily to insurance proceeds received in 2013 in excess of expenses due to Hurricane Sandy.

Interest expense, including amortization. Interest expense increased approximately $0.1 million for the nine months ended September 30, 2014 compared to the same period from the prior year due primarily to an increase in borrowings on the Amended Facility, net of capitalized interest.

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

On February 28, 2014, we established an ATM Program pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in amounts and at times as we determine from time to time. Actual sales, if any, will depend on a variety of factors to be determined by our company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us. We intend to use the net proceeds from the offering of the shares under the ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our Amended Facility. During the three and nine months ended September 30, 2014, we did not issue any shares of common stock under the ATM Program.

On May 22, 2014, we completed a public follow-on offering of 8,050,000 shares of our common stock at a price per share of $17.75. The net proceeds of the follow-on offering were approximately $136.5 million after deducting the underwriting discount and offering costs of approximately $6.4 million. We used approximately $100.0 million of the net proceeds to repay outstanding borrowings under the Amended Facility and used the remaining net proceeds to acquire industrial properties and for general business purposes.

On May 8, 2014, we entered into a Third Amended and Restated Senior Credit Agreement (the “Amended Facility”) with KeyBank National Association, as administrative agent and as a lender, KeyBanc Capital Markets, as a lead arranger and PNC Bank, National Association, Union Bank, N.A. and Regions Bank as lenders (collectively the “Lenders”) to, among other matters, add a seven-year $50.0 million term loan to the existing $150.0 million facility, which included a $100.0 million revolving credit facility and a $50.0 million term loan. The seven-year $50.0 million term loan maturity date under the Amended Facility is May 2021 and we have up to six months from May 8, 2014 to borrow the full $50.0 million. The five-year $50.0 million term loan maturity date under the Amended Facility was extended to May 2019 (previously January 2018) and the maturity date of the revolving credit facility was extended to May 2018 (previously January 2016) with one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default under the Amended Facility and to the payment of an extension fee. The aggregate amount of the Amended Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $100.0 million revolving credit facility, the $50.0 million five-year term loan and the $50.0 million seven-year term loan or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the five-year and seven-year term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at September 30, 2014) for the revolving credit facility and the five-year term loan (previously 1.65% to 2.65%) and 1.75% to 2.30% (1.75% at September 30, 2014) for the seven-year term loan, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Amended Facility. The Amended Facility is guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility has been modified to be unsecured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Amended Facility. As of September 30, 2014, there were $15.0 million of borrowings outstanding on the revolving credit facility and $50.0 million and $8.0 million of borrowings outstanding on the five-year term loan and seven-year term loan, respectively. As of December 31, 2013, there were $31.0 million of borrowings outstanding on the revolving credit facility and $50.0 million of borrowings outstanding on the five-year term loan, under the Amended Facility. We were in compliance with the covenants under the Amended Facility at September 30, 2014 and December 31, 2013.

As of September 30, 2014 and December 31, 2013, we had outstanding mortgage loans payable of approximately $99.3 million and $108.3 million, respectively, and held cash and cash equivalents totaling approximately $21.1 million and $7.0 million, respectively.

The following table summarizes our debt maturities, principal payments, market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the nine months ended September 30, 2014 (dollars in thousands):

	Credit Facility	Term Loans	Mortgage Loans Payable	Total Debt
2014 (3 months)	$—	$—	$708	$708
2015	—	—	24,585	24,585
2016	—	—	6,649	6,649
2017	—	—	1,916	1,916
2018	15,000	—	1,910	16,910
Thereafter	—	58,000	63,153	121,153

Subtotal	15,000	58,000	98,921	171,921
Unamortized net premiums	—	—	415	415

Total Debt	$15,000	$58,000	$99,336	$172,336

Weighted Average Interest Rate	1.7%	1.7%	4.4%	3.3%

	Shares Outstanding [1]	Market Price [2]	Market Value
Common Stock	33,094,789	$18.83	$623,175
Preferred Stock ($25.00 per share liquidation preference)			46,000

Total Equity			669,175

Total Market Capitalization			$841,511

Total Debt-to-Total Investments in Properties [3]			22.4%

Total Debt-to-Total Market Capitalization [4]			20.5%

Total Debt and Preferred Stock-to-Total Market Capitalization [5]			25.9%

Floating Rate Debt as a % of Total Debt			42.4%

Adjusted EBITDA [6]			$30,792

Interest Coverage [7]			6.5x

Fixed Charge Coverage [8]			4.0x

Total Debt-to-Adjusted EBITDA [9]			3.9x

Total Debt and Preferred Stock-to-Adjusted EBITDA [10]			4.9x

Weighted Average Maturity (years)			4.4

[1]	Includes 157,357 shares of unvested restricted stock outstanding as of September 30, 2014.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on September 30, 2014 in dollars per share.
[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums, divided by total investments in properties as of September 30, 2014.
[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by total market capitalization as of September 30, 2014.
[5]	Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums, plus preferred stock at liquidation preference, divided by total market capitalization as of September 30, 2014.
[6]	Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the nine months ended September 30, 2014. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[7]	Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[8]	Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[9]	Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[10]	Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums, plus preferred stock divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2014:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2014	Common stock	$0.130000	February 19, 2014	April 7, 2014	April 21, 2014
March 31, 2014	Preferred stock	$0.484375	February 19, 2014	March 10, 2014	March 31, 2014
June 30, 2014	Common stock	$0.140000	May 9, 2014	July 7, 2014	July 21, 2014
June 30, 2014	Preferred stock	$0.484375	May 9, 2014	June 11, 2014	June 30, 2014
September 30, 2014	Common stock	$0.140000	August 8, 2014	October 7, 2014	October 21, 2014
September 30, 2014	Preferred stock	$0.484375	August 8, 2014	September 12, 2014	September 30, 2014

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage loans payable, draws on our Amended Facility and common and preferred stock issuances. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs, corporate overhead costs and common and preferred stock dividends.

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $23.1 million for the nine months ended September 30, 2014 compared to approximately $9.7 million for the nine months ended September 30, 2013. This increase in cash provided by operating activities is attributable to additional cash flows generated from properties acquired during 2013 and 2014 and increases in same store net operating income.

Cash From Investing Activities. Net cash used in investing activities was $110.8 million and $116.9 million, respectively, for the nine months ended September 30, 2014 and 2013, which consists primarily of cash paid for property acquisitions of $97.8 million and $110.1 million, respectively, and additions to buildings, improvements and leasing costs of approximately $12.6 million and $6.3 million, respectively.

Cash From Financing Activities. Net cash provided by financing activities was $101.8 million for the nine months ended September 30, 2014, which consists primarily of $136.5 million in net common stock issuance proceeds, less net payments on the Amended Facility of $8.0 million, payments on mortgage loans payable of $11.5 million and approximately $13.8 million in dividend payments. Net cash provided by financing activities was $163.3 million for the nine months ended September 30, 2013, which consists primarily of $190.7 million in net common stock issuance proceeds, less net payments on the Amended Facility of approximately $15.4 million and approximately $9.1 million in dividend payments.

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

Contractual Obligations

As of November 3, 2014, we had six outstanding contracts with third-party sellers to acquire six industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	1	265,500	$22,899	$—
Northern New Jersey/New York City	2	80,200	7,445	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Miami	2	191,810	18,850	—
Washington, D.C./Baltimore	6	481,018	45,200	—

Total	11	1,018,528	$94,394	$—

As of November 3, 2014, we have executed three non-binding letters of intent with third-party sellers to acquire three industrial properties consisting of 634,915 square feet. The total purchase price for these industrial properties is approximately $83.5 million. In the normal course of business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.

As of November 3, 2014, we have entered into a non-binding letter of intent with a third-party purchaser to sell one property located in the Washington, D.C./Baltimore market for a sales price of approximately $11.2 million. There can be no assurance that we will enter into a sale agreement with respect to the property or otherwise complete any such prospective disposition on the terms described or at all.

The following table summarizes our contractual obligations due by period as of September 30, 2014 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$11,816	$21,577	$35,796	$102,732	$171,921

Debt Interest Payments	4,282	5,880	4,773	1,596	16,531

Operating lease commitments	238	494	519	753	2,004

Purchase Obligations [1]	94,394	—	—	—	94,394

Total	$110,730	$27,951	$41,088	$105,081	$284,850

[1]	Excludes unfunded capital commitments of $3.6 million to expand an existing 413,000 square foot facility by approximately 190,000 square feet.

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

The following table reflects the calculation of FFO reconciled from net and comprehensive income, net of preferred stock dividends for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands except per share data):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net and comprehensive income, net of preferred stock dividends	$2,547	$434	$2,113	486.8%	$5,270	$266	$5,004	1881.2%
Depreciation and amortization
Depreciation and amortization from continuing operations	4,918	3,264	1,654	50.7%	14,047	8,796	5,251	59.7%
Depreciation related to discontinued operations	—	—	—	n/a	—	101	(101)	n/a
Non-real estate depreciation	(26)	(23)	(3)	13.0%	(73)	(77)	4	(5.2)%
Allocation to participating securities [1]	(35)	(23)	(12)	52.2%	(101)	(68)	(33)	48.5%

Funds from operations [2]	$7,404	$3,652	$3,752	102.7%	$19,143	$9,018	$10,125	112.3%

Basic and diluted FFO per common share	$0.22	$0.15	$0.07	49.0%	$0.67	$0.46	$0.21	45.5%

Weighted average basic and diluted common shares	32,937,432	24,208,008			28,765,403	19,723,266

[1]	To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 157,357 and 157,562 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2014 and 2013, respectively, and to 157,555 and 155,946 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2014 and 2013, respectively.
[2]	Includes expensed acquisition costs of approximately $0.3 million and $0.8 million, respectively, for the three months ended September 30, 2014 and 2013 and approximately $1.8 million and $1.9 million, respectively, for the nine months ended September 30, 2014 and 2013.

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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net income	$3,438	$1,325	$2,113	159.5%	$7,944	$2,940	$5,004	170.2%
Depreciation and amortization from continuing operations	4,918	3,264	1,654	50.7%	14,047	8,796	5,251	59.7%
Depreciation related to discontinued operations	—	—	—	n/a	—	101	(101)	n/a
Interest expense, including amortization	1,473	1,549	(76)	(4.9)%	4,722	4,610	112	2.4%
Stock-based compensation	955	295	660	223.7%	2,307	1,614	693	42.9%
Acquisition costs	279	791	(512)	(64.7)%	1,772	1,861	(89)	(4.8)%

Adjusted EBITDA	$11,063	$7,224	$3,839	53.1%	$30,792	$19,922	$10,870	54.6%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of September 30, 2014 and since January 1, 2013 and excludes properties that were either disposed of or held for sale to a third party. As of September 30, 2014, the same store pool consisted of 66 buildings aggregating approximately 4.9 million square feet. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding our operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net income	$3,438	$1,325	$2,113	159.5%	$7,944	$2,940	$5,004	170.2%
Depreciation and amortization from continuing operations	4,918	3,264	1,654	50.7%	14,047	8,796	5,251	59.7%
Income from discontinued operations	—	(392)	392	n/a	—	(1,052)	1,052	n/a
General and administrative	2,836	1,787	1,049	58.7%	7,654	6,170	1,484	24.1%
Acquisition costs	279	791	(512)	(64.7)%	1,772	1,861	(89)	(4.8)%
Total other income and expenses	1,470	1,452	18	1.2%	4,722	4,504	218	4.8%

Net operating income	12,941	8,227	4,714	57.3%	36,139	23,219	12,920	55.6%
Less non same store NOI	(5,093)	(1,134)	(3,959)	349.1%	(12,715)	(1,678)	(11,037)	657.7%

Same store NOI	$7,848	$7,093	$755	10.6%	$23,424	$21,541	$1,883	8.7%

Less straight-line rents and amortization of lease intangibles [1]	(536)	(1,055)	519	(49.2)%	(1,621)	(2,882)	1,261	(43.8)%

Cash-basis same store NOI	$7,312	$6,038	$1,274	21.1%	$21,803	$18,659	$3,144	16.8%

[1]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

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

As of September 30, 2014, we had a total of $73.0 million of borrowings outstanding under our Amended Facility, including the five and seven-year term loans. Amounts borrowed under our Amended Facility, including the term loans, bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin, which interest rate was 1.65% for the revolving credit facility and the five-year term loan, and 1.90% for the seven-year term loan as of September 30, 2014. If the LIBOR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $182,500 annually on the total of the outstanding balance on our Amended Facility, including the term loans, as of September 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) Not Applicable.

(b) Not Applicable.

(c) Not Applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 3, 2014.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 3, 2014.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated November 3, 2014.

32.1**	18 U.S.C. § 1350 Certification dated November 3, 2014.

32.2**	18 U.S.C. § 1350 Certification dated November 3, 2014.

32.3**	18 U.S.C. § 1350 Certification dated November 3, 2014.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

November 3, 2014	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

November 3, 2014	By:	/s/ Michael A. Coke
Michael A. Coke
President

November 3, 2014	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 3, 2014.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 3, 2014.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated November 3, 2014.

32.1**	18 U.S.C. § 1350 Certification dated November 3, 2014.

32.2**	18 U.S.C. § 1350 Certification dated November 3, 2014.

32.3**	18 U.S.C. § 1350 Certification dated November 3, 2014.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.