Form 10-K
period 2014-12-31
Terreno Realty Corp
filed 2015-02-11
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold, as of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter: $622,488,339. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant).

The registrant had 42,869,463 shares of its common stock, $0.01 par value per share, outstanding as of February 10, 2015.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2014 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K

for the Year Ended December 31, 2014

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, “seek”, “target”, “see”, “likely”, “position”, “opportunity”, and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our company” or “the company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution (approximately 88.8% of our total portfolio square footage as of December 31, 2014), flex (including light industrial and research and development, or R&D) (approximately 9.4%) and trans-shipment (approximately 1.8%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2014, we owned 126 buildings (including one building held for sale) aggregating approximately 9.3 million square feet and two improved land parcels consisting of 3.5 acres, which we purchased for an aggregate purchase price of approximately $851.5 million, including the assumption of mortgage loans payable of approximately $63.9 million, which includes mortgage premiums of approximately $1.9 million. As of December 31, 2014, our properties were approximately 93.7% leased to 299 customers, the largest of which accounted for approximately 5.3% of our total annualized base rent.

We are an internally managed Maryland Corporation. We were incorporated in November 2009 and on February 16, 2010 we completed our initial public offering of 8,750,000 shares of our common stock and a concurrent private placement of an aggregate of 350,000 shares of our common stock to our executive officers at a price per share of $20.00. The net proceeds of our initial public offering were approximately $162.8 million after deducting the full underwriting discount of approximately $10.5 million and other offering expenses of approximately $1.7 million. We received net proceeds of approximately $7.0 million from our concurrent private placement.

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

On May 22, 2014, we completed a public follow-on offering of 8,050,000 shares of our common stock at a price per share of $17.75. The net proceeds of the follow-on offering were approximately $136.5 million after deducting the underwriting discount and offering costs of approximately $6.4 million. We used approximately $100.0 million of the net proceeds to repay outstanding borrowings under our revolving credit facility and the remaining net proceeds to acquire industrial properties and for general business purposes.

On December 9, 2014, we completed a public follow-on offering of 9,775,000 shares of our common stock at a price per share of $19.60. The net proceeds of the follow-on offering were approximately $183.0 million after deducting the underwriting discount and offering costs of approximately $8.6 million. We intend to use the net proceeds to acquire industrial properties and for general corporate purposes.

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

Industrial Facility General Characteristics

Warehouse / distribution (approximately 88.8% of our total portfolio square footage as of December 31, 2014)

•	Single and multiple tenant facilities that typically serve tenants greater than 30,000 square feet of space

•	Generally less than 20% office space

•	Typical clear height from 18 feet to 36 feet

•	May include production/manufacturing areas

•	Interior access via dock high and/or grade level doors

•	Truck court for large and small truck distribution options, possibly including staging for a high volume of truck activity and/or trailer storage

Flex (including light industrial and R&D, approximately 9.4% of our total portfolio square footage as of December 31, 2014)

•	Single and multiple tenant facilities that typically serve tenants less than 30,000 square feet of space

•	Facilities generally accommodate both office and warehouse/manufacturing activities

•	Typically has a larger amount of office space and shallower bay depths than warehouse/distribution facilities

•	Parking consistent with increased office use

•	Interior access via grade level and/or dock high doors

•	Staging for moderate truck activity

•	May include a showroom, service center, or assembly/light manufacturing component

•	Enhanced landscaping

Trans-shipment (approximately 1.8% of our total portfolio square footage as of December 31, 2014)

•	Includes truck terminals and airport on-tarmac facilities, which serve both single and multiple tenants

•	Typically has a high number of dock high doors, shallow bay depth and lower clear height

•	Staging for a high volume of truck activity and trailer storage

We selected our target markets by drawing upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, changes in technology, potential long term increases in carbon prices and other factors. We believe that our target markets have attractive long term investment attributes. We target assets with characteristics that include, but are not limited to, the following:

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

The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2014, we acquired 37 unstabilized properties of which 24 have been stabilized.

We may sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales will be reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of two properties since inception for a cumulative sales price of approximately $36.0 million and a total gain of approximately $6.8 million.

Competitive Strengths

We believe we distinguish ourselves from our competitors through the following competitive advantages:

•

Focused Investment Strategy. We invest exclusively in six major coastal U.S. markets and focus on infill locations. We selected our six target markets based upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, changes in technology, potential long term increases in carbon prices and other factors. We have no current intention to acquire undeveloped land or pursue ground up development.

•

Highly Aligned Compensation Structure. We believe that executive compensation should be closely aligned with long-term stockholder value creation. As a result, all of the long-term equity incentive compensation of our executive and senior officers is based solely on our total shareholder return exceeding the total shareholder return of the MSCI U.S. REIT Index or the FTSE NAREIT Equity Industrial Index.

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

We intend to preserve a flexible capital structure with a long-term goal to obtain an investment grade rating and be in a position to issue unsecured debt and additional perpetual preferred stock. Prior to attaining an investment grade rating, we intend to primarily utilize credit facilities, recourse bank term loans, or non-recourse debt secured by individual properties or pools of properties with a targeted maximum loan-to-value of 65% at the time of financing, and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.

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

Competition

We believe the current market for industrial real estate acquisitions to be competitive. We compete for real property investments with pension funds and their advisors, bank and insurance company investment accounts, other public and private real estate investment companies, including other REITs, real estate limited partnerships, owner-users, individuals and other entities engaged in real estate investment activities, some of which have greater financial resources than we do. In addition, we believe the leasing of real estate to be highly competitive. We experience competition for customers from owners and managers of competing properties. As a result, we may have to provide free rental periods, incur charges for tenant improvements or offer other inducements, all of which may have an adverse impact on our results of operations.

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

In general, we utilize local third party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues. As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on us, or (2) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. We were not aware of any significant or material exposures as of December 31, 2014 and 2013.

Employees

As of February 11, 2015, we have 18 employees. None of our employees is a member of any union.

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

We intend to continue to acquire industrial properties in our six target markets. The acquisition of properties entails various risks, including the risks that our investments may not perform as well as we had expected, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. In addition, we cannot assure you of the availability of investment opportunities in our targeted markets at attractive pricing levels or at all. In the event that such opportunities are not available in our targeted markets as we expect, our ability to execute our business plan and realize our projections for growth may be materially adversely affected. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including pension funds and their advisors, bank and insurance company investment accounts, other public and private real estate investment companies, including other REITs, real estate limited partnerships, owner-users, individuals and other entities engaged in real estate investment activities, some of which have a history of operations, greater financial resources than we do and a greater ability to borrow funds to acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire properties as we desire or the purchase price may be significantly elevated.

In addition, we expect to finance future acquisitions through a combination of borrowings under our revolving credit facility, term loans, debt secured by individual properties or pools of properties, the use of retained cash flows and the issuance of a combination of long-term debt and common and perpetual preferred stock, which may not be available at all or on advantageous terms and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock and our preferred stock.

We may make acquisitions that pose integration and other risks that could harm our business.

We may be required to incur debt and expenditures and issue additional shares of our common stock or preferred stock to pay for industrial properties that we may acquire, which may dilute our stockholders’ ownership interests and may reduce or eliminate our profitability. These acquisitions may also expose us to risks such as:

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

If adverse conditions in the credit markets — in particular with respect to real estate — materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in industrial properties, including our ability to realize our projections for growth will be limited if we cannot obtain additional financing on favorable terms or at all. In the future, we will rely on equity and debt financing, including issuances of common and perpetual preferred stock, borrowings under our revolving credit facility, term loans, issuances of unsecured debt securities and debt secured by individual properties or pools of properties, to finance our acquisition activities and for working capital. If we are unable to obtain equity or debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. Market conditions may make it difficult to obtain additional financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

In addition, to qualify as a REIT, we are required to distribute at least 90% of our taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our stockholders, and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and expansion, if any, or other capital expenditures will be limited. We have a $100.0 million revolving credit facility to finance acquisitions and for working capital requirements. Terreno guarantees the obligations of the borrower (a wholly-owned subsidiary) under the revolving credit facility. The revolving credit facility matures in May 2018 and provides for one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default and to our payment of an extension fee. As of December 31, 2014, there were no borrowings outstanding on the revolving credit facility.

The availability and timing of cash distributions is uncertain.

In 2013 and 2014, we made quarterly distributions (which we also refer to as dividends, in this Report on Form 10-K and in the other documents we file with the Securities and Exchange Commission) to holders of our common stock and preferred stock and we intend to continue to pay regular quarterly distributions. However, we bear all expenses incurred by our operations, and the funds generated by our operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such cash for working capital. Our ability to make distributions to our stockholders also will depend on our levels of retained cash flows, which we intend to use as a source of investment capital. We cannot assure our stockholders that sufficient funds will be available to pay distributions. Our corporate strategy is to fund the payment of quarterly distributions to our stockholders entirely from distributable cash flows. However, we may fund our quarterly distributions to our stockholders from a combination of available cash flows, net of recurring capital expenditures, and proceeds from borrowings and property dispositions. In the event we are unable to consistently fund future quarterly distributions to our stockholders entirely from distributable cash flows the value of our shares may be negatively impacted.

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

In addition to general, regional, national and international economic conditions that may materially adversely affect our business and financial results, our operating performance will be materially adversely impacted by adverse economic conditions in the specific markets in which we operate and particularly in the markets in which we have significant concentrations of properties. Any downturn in the economy in the real estate market or any of our markets and any failure to accurately predict the timing of any economic improvement in these markets could cause our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, to be materially adversely affected. For example, as of December 31, 2014, approximately 28.1% of our rentable square feet was located in Northern New Jersey / New York City, representing approximately 27.9% of our total annualized base rent. See “Item 2 – Properties” in this Annual Report on Form 10-K for additional information regarding our ownership of properties in our markets.

We may be unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire.

We cannot assure you that leases at our properties will be renewed or that such properties will be re-leased at net effective rental rates equal to or above the then current average net effective rental rates. In addition, we may be required to grant concessions or fund improvements. If the rental rates for our properties decrease, our tenants do not renew their leases or we do not re-lease a significant portion of our available space, including vacant space resulting from tenant defaults, and space for which leases are scheduled to expire, our financial condition, results of operations, cash flows, cash available for distribution to stockholders, per share trading price of our common stock and preferred stock and our ability to satisfy our debt service obligations could be materially adversely affected. In addition, if we are unable to renew leases or re-lease a property, the resale value of that property could be diminished because the market value of a particular property will depend in part upon the value of the leases of such property.

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

We may be required to fund future tenant improvements and we may not have funding for those improvements.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings in the future, it is likely that, in order to attract one or more new tenants, we will be required to expend funds to construct new tenant improvements in the vacated space. We may also be required to fund tenant improvements to retain tenants. Although we intend to manage our cash position or financing availability to pay for any improvements required for re-leasing, we cannot assure our stockholders that we will have adequate sources of funding available to us for such purposes in the future.

Debt service obligations could adversely affect our overall operating results, may require us to sell industrial properties and could adversely affect our ability to make distributions to our stockholders and the market price of our shares of common stock and preferred stock.

Our business strategy contemplates the use of both non-recourse secured debt and unsecured debt to finance long-term growth. As of December 31, 2014, we had total debt outstanding of approximately $304.5 million, which consisted of our $200.0 million of term loans and mortgage loans payable. While over the long-term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 40% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. Over the long-term, we also intend to maintain a fixed charge coverage ratio in excess of 2.0x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness. Our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Our existing debt, and the incurrence of additional debt, could subject us to many risks, including the risks that:

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

If we do not have sufficient funds to repay existing or future debt, including debt under our credit facility, it may be necessary to refinance the debt through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense would adversely affect our cash flows, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of industrial properties on disadvantageous terms, potentially resulting in losses. We may place mortgages on our properties that we own to secure a revolving credit facility or other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our industrial properties that may be pledged to secure our obligations to foreclosure. Also, covenants applicable to any future debt could impair our planned investment strategy and, if violated, result in a default.

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

Our revolving credit facility, our $200.0 million of term loans and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, covenants that could limit our operations and our ability to make distributions to our stockholders.

We have a credit facility, which consists of a $100.0 million revolving credit facility, a five-year $50.0 million term loan, a seven-year $50.0 million term loan and a five-year $100.0 million term loan. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our revolving credit facility and our term loans. Our revolving credit facility and our term loans and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will limit or restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. For example, our credit facility restricts distributions if we are in default and otherwise limits our fiscal year distributions to 95% of our funds from operations. The covenants in our debt agreements may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. In addition, the failure of at least one of our chief executive officer and our president or any successors approved by the administrative agent to continue to be active in our day-to-day management constitutes an event of default under our credit facility. We have 120 days under our revolving credit facility to hire a successor executive reasonably satisfactory to the administrative agent in the event that both our chief executive officer and our president or any successors cease to be active in our management. If we violate covenants or if there is an event of default under our credit facility, our existing mortgage loans payable or in our future agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all.

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

The credit ratings of the senior unsecured long-term debt that we may incur in the future and preferred stock we may issue in the future will be based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to obtain or maintain our credit ratings, and in the event our credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings may trigger additional payments or other negative consequences under our future credit facilities and debt instruments. For example, if our credit ratings of any future senior unsecured long-term debt are downgraded to below investment grade levels, we may not be able to obtain or maintain extensions on certain of our then existing debt. Adverse changes in our credit ratings could negatively impact our refinancing activities, our ability to manage our debt maturities, our future growth, our financial condition, the market price of our stock, and our acquisition activities.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap contracts and swap agreements. For example, we have executed an interest rate cap to hedge the variable cash flows associated with our existing seven-year $50.0 million variable-rate term loan. These agreements have costs and involve the risks that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

The capital and credit markets have experienced extreme volatility and disruption in recent years, which has at times made it more difficult to borrow money or raise equity capital. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all. In addition, our future access to the equity markets could be limited. Any such financing or refinancing issues could materially and adversely affect us. Market turmoil and tightening of credit which have occurred in recent years, can lead to an increased lack of consumer confidence and widespread reduction of business activity generally, which also could materially and adversely impact us, including our ability to acquire and dispose of assets on favorable terms or at all. Volatility in capital and credit markets may also have a material adverse effect on the market price of our common stock and preferred stock.

We may not acquire or sell the industrial properties that we have entered into agreements to acquire or sell or with respect to which we have entered into non-binding letters of intent.

We have entered into agreements with third-party sellers to acquire five properties containing 641,593 square feet, a non-binding letter of intent with a third-party seller to acquire one industrial property containing 34,200 square feet and an agreement with a third-party purchaser to sell one property containing 84,961 square feet as more fully described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire or sell the properties under contract or non-binding letter of intent because the proposed acquisitions and disposition are subject to the completion of satisfactory due diligence, various closing conditions and with respect to one of the properties, the consent of the mortgage lender, and, in addition, with respect to the property under non-binding letter of intent, our entry into a purchase and sale agreement. There is no assurance that such proposed acquisitions and disposition, if completed, will be completed on the timeframe we expect. If we do not complete the acquisition or disposition of the properties under contract and letter of intent, we will have incurred expenses without our stockholders realizing any benefit from the acquisition or disposition of such properties.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, people with access or who gain access to our systems and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures.

A security breach or other significant disruption involving our IT networks and related systems could significantly disrupt the proper functioning of our networks and systems and significantly disrupt our operations, which could ultimately have a material adverse effect on our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock and our preferred stock.

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

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of our properties may be adversely affected by:

•	downturns in national, regional and local economic conditions (particularly increases in unemployment);

•	the attractiveness of our properties to potential tenants and competition from other industrial properties;

•	changes in supply of or demand for similar or competing properties in an area;

•	bankruptcies, financial difficulties or lease defaults by the tenants of our properties;

•	adverse capital and credit market conditions, which may restrict our operating activities;

•	changes in interest rates, availability and terms of debt financing;

•	changes in operating costs and expenses and our ability to control rents;

•

changes in, or increased costs of compliance with, governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder;

•	our ability to provide adequate maintenance and insurance;

•	changes in the cost or availability of insurance, including coverage for mold or asbestos;

•	unanticipated changes in costs associated with known adverse environmental conditions or retained liabilities for such conditions;

•	periods of high interest rates;

•	tenant turnover;

•	re-leasing that may require concessions or reduced rental rates under the new leases due to reduced demand;

•	general overbuilding or excess supply in the market area;

•	disruptions in the global supply chain caused by political, regulatory or other factors including terrorism; and

•	the effects of deflation, including credit market dislocation, weakened consumer demand and a decline in general price levels.

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

We compete with other developers, owners and operators of real estate, some of which own properties similar to our properties in the same markets and submarkets in which the properties we own are located. If our competitors offer space at rental rates below current market rates or below the rental rates we will charge the tenants of our properties, we may lose existing or potential tenants, and we may be pressured to reduce our rental rates or offer tenant concessions or favorable lease terms in order to retain tenants when such tenants’ leases expire or attract new tenants. In addition, if our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at all or at favorable pricing or on favorable terms. As a result of these actions by our competitors, our financial condition, cash flows, cash available for distribution, trading price of our common stock and preferred stock and ability to satisfy our debt service obligations could be materially adversely affected.

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

We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment objectives. Our ability to dispose of properties on advantageous terms or at all depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure our stockholders that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

Our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of the board of directors without a vote of our stockholders. In addition, the board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal and regulatory requirements, including the listing standards of the NYSE. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flows, per share trading price of our common stock and preferred stock and ability to satisfy our debt service obligations and to pay distributions to our stockholders.

We could increase the number of authorized shares of stock and issue stock without stockholder approval.

Subject to applicable legal and regulatory requirements, our charter authorizes our board of directors, without stockholder approval, to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. Our board of directors could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

Currently, the maximum tax rate for qualified dividends payable to individual U.S. stockholders is 20%. Dividends payable by REITs, however, are generally not eligible for such reduced rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary (“TRS”), such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. While we currently do not own any interest in a TRS, we may own any such interest in the future. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

A REIT may own up to 100% of the stock of one or more TRSs. While we currently do not own any interest in a TRS, we may own any such interest in the future. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

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

Sales of substantial amounts of shares of our common stock and preferred stock in the public market or the perception that such sales might occur could adversely affect the market price of the shares of our common stock and preferred stock, respectively. The vesting of any restricted stock granted to certain directors, executive officers and other employees under our Amended and Restated 2010 Equity Incentive Plan, the issuance of our common stock in connection with property, portfolio or business acquisitions and other issuances of our common stock and preferred stock could have an adverse effect on the market price of our common stock and preferred stock. Future sales of shares of our common stock or preferred stock may be dilutive to existing stockholders.

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

We have a credit facility that consists of a $100.0 million revolving credit facility, a five-year $50.0 million term loan, a seven-year $50.0 million term loan and a five-year $100.0 million term loan to finance acquisitions and for working capital requirements with total outstanding borrowings of $200.0 million as of December 31, 2014. In addition, as of December 31, 2014, we had total mortgage loans payable of approximately $104.5 million. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our credit facility. Upon liquidation, holders of our debt securities and shares of preferred stock, including our Series A Preferred Stock, and lenders with respect to other borrowings, including our existing mortgage loans payable, will receive distributions of our available assets prior to the holders of our common stock. In addition, holders of our debt securities and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our Series A Preferred Stock. Additional equity offerings may dilute the holdings of our existing stockholders and/or reduce the market price of our common stock or our preferred stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock has a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock or preferred stock and diluting their stock holdings in us.

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

As of December 31, 2014, we owned 126 buildings (including one building held for sale) aggregating approximately 9.3 million square feet and two improved land parcels consisting of 3.5 acres. The properties are located in Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington D.C./Baltimore. As of December 31, 2014, our properties were approximately 93.7% leased to 299 customers, the largest of which accounted for approximately 5.3% of our total annualized base rent. We own several types of industrial real estate, including warehouse/distribution (approximately 88.8% of our total portfolio square footage as of December 31, 2014), flex (including light industrial and R&D) (approximately 9.4%) and trans-shipment (approximately 1.8%). See “Our Investment Strategy – Industrial Facility General Characteristics” in this Annual Report on Form 10-K for a general description of these types of industrial real estate. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K, for a detailed listing of our properties.

The following table summarizes by market our investments in real estate as of December 31, 2014:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of December 31, 2014	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)[4]
Los Angeles	18	1,568,571	17.0%	92.6%	$9,684	15.2%	$6.67	2.5	$169,325
Northern New Jersey/New York City	41	2,604,563	28.1%	85.9%	17,791	27.9%	7.95	3.6	267,041
San Francisco Bay Area	21	1,043,891	11.3%	99.6%	10,217	16.0%	9.83	5.5	135,738
Seattle	10	904,914	9.8%	95.9%	5,252	8.2%	6.05	3.7	80,299
Miami	18	1,333,243	14.4%	99.2%	8,904	14.0%	6.73	2.7	103,497
Washington, D.C./Baltimore [3]	18	1,796,484	19.4%	97.5%	11,928	18.7%	6.81	4.6	152,335

Total/Weighted Average	126	9,251,666	100.0%	93.7%	$63,776	100.0%	$7.35	3.7	$908,235

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2014, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2014, weighted by the respective square footage.
[3]	Includes one property held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of approximately $0.6 million as of December 31, 2014.
[4]	Includes 3.5 acres of improved land as discussed below.

We also own approximately 3.5 acres of improved land that is 100% leased to two tenants. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may consider redeveloping such land either by expansion of adjacent buildings or the construction of new buildings.

The following table summarizes by market our investments in improved land as of December 31, 2014:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of December 31, 2014	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	1	1.2	34.3%	100.0%	$142	41.3%	$2.72	2.0
Northern New Jersey/ New York City	—	—	0.0%	—	—	0.0%	—	—
San Francisco Bay Area	—	—	0.0%	—	—	0.0%	—	—
Seattle	—	—	0.0%	—	—	0.0%	—	—
Miami	1	2.3	65.7%	100.0%	202	58.7%	2.02	1.4
Washington, D.C./Baltimore	—	—	0.0%	—	—	0.0%	—	—

Total/Weighted Average	2	3.5	100.0%	100.0%	$344	100.0%	$2.26	1.6

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2014, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2014, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three months and years ended December 31, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2014	2013	2014	2013
Building improvements	$2,668	$1,578	$11,974	$5,441
Tenant improvements	1,038	509	4,450	1,904
Leasing commissions	1,503	950	4,157	2,633

Total capital expenditures[1]	$5,209	$3,037	$20,581	$9,978

[1]

Includes approximately $2.8 million and $2.4 million for the three months ended December, 2014 and 2013, respectively, and approximately $14.9 million and $5.7 million for the years ended December 31, 2014 and 2013, respectively, related to leasing acquired vacancy and renovation projects (stabilization capital) at 11 and 13 properties, respectively, for the three months and year ended December 31, 2014 and seven and nine properties, respectively, for the three months and year ended December 31, 2013.

The following table summarizes the anticipated lease expirations for leases in place at December 31, 2014, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet [1]	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1,2]	% of Total Annualized Base Rent [1]
2015	1,599,042	17.3%	$9,362	13.4%
2016	847,145	9.1%	7,027	10.1%
2017	908,006	9.8%	8,770	12.6%
2018	1,033,348	11.2%	8,765	12.6%
2019	1,579,743	17.1%	11,920	17.1%
Thereafter	2,704,694	29.2%	23,793	34.2%

Total	8,671,978	93.7%	$69,637	100.0%

[1]	Includes leases that expire on or after December 31, 2014 and month-to-month leases totaling 371,981 square feet.
[2]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of December 31, 2014, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of December 31, 2014, leases representing approximately 17.3% of the total rentable square footage of our portfolio are scheduled to expire during the year ending December 31, 2015. In general, we continue to see improving demand for industrial space in our markets. We currently expect that on average, the rental rates we are likely to achieve on any new (re-leased) or renewed leases for our 2015 expirations will generally be above the rates currently being paid for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 84.2% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of December 31, 2014 are as follows:

	Tenant	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	FedEx Corporation	5	241,783	2.6%	$3,354	5.3%
2	Cepheid	3	171,707	1.9%	2,791	4.4%
3	Northrop Grumman Systems	2	199,866	2.2%	2,140	3.4%
4	H.D. Smith Wholesale Drug Company	1	211,418	2.3%	2,131	3.3%
5	HD Supply Company	2	223,741	2.4%	1,861	2.9%
6	Home Depot	1	413,092	4.4%	1,847	2.9%
7	United States Government	2	152,099	1.6%	1,707	2.7%
8	West Coast Warehouse	1	265,500	2.9%	1,370	2.1%
9	YRC Worldwide	2	61,252	0.7%	1,298	2.0%
10	Miami International Freight Solutions	1	192,454	2.1%	1,174	1.8%
11	Avborne Accessory Group	1	137,594	1.5%	1,048	1.6%
12	Ace World Class	1	161,610	1.7%	1,008	1.6%
13	Banah International Group [2]	1	301,983	3.3%	906	1.4%
14	New Breed Logistics, Inc.	2	123,035	1.3%	824	1.3%
15	Service West Inc.	1	129,279	1.4%	773	1.2%
16	Flying Food Group	1	69,500	0.7%	692	1.1%
17	JAM’N Logistics	1	110,336	1.2%	690	1.1%
18	International Paper Company	1	137,872	1.5%	673	1.1%
19	Maines Paper & Food Service	1	98,745	1.1%	658	1.0%
20	United Parcel Service	4	79,712	0.8%	625	1.0%

	Total	34	3,482,578	37.6%	$27,570	43.2%

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2014, multiplied by 12.
[2]

Represents a month-to-month lease related to the tenant default described under the heading “2014 Developments – Tenant Default” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The tenant vacated the space during January 2015 and we regained possession.

As of December 31, 2014, 15 of our 73 properties with a net investment book value of approximately $213.4 million were encumbered by mortgage loans payable totaling approximately $104.5 million, which bear interest at a weighted average fixed annual rate of 4.51%.

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

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TRNO”. The following table sets forth, for the indicated periods, the high and low sale prices for our common stock, as reported on the NYSE and the per share dividends declared:

Year	High	Low	Dividend
2014
First Quarter	$19.00	$16.88	$0.13
Second Quarter	19.84	17.83	0.14
Third Quarter	20.38	18.51	0.14
Fourth Quarter	21.48	18.94	0.16
2013
First Quarter	$18.03	$15.59	$0.12
Second Quarter	20.20	17.78	0.13
Third Quarter	19.21	17.00	0.13
Fourth Quarter	18.63	16.71	0.13

As of January 26, 2015, there were approximately 4,263 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.

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

The following table sets forth the cash dividends paid or payable during the years ended December 31, 2014 and 2013:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2014	Common stock	$0.130000	February 19, 2014	April 7, 2014	April 21, 2014
March 31, 2014	Preferred stock	$0.484375	February 19, 2014	March 10, 2014	March 31, 2014
June 30, 2014	Common stock	$0.140000	May 9, 2014	July 7, 2014	July 21, 2014
June 30, 2014	Preferred stock	$0.484375	May 9, 2014	June 11, 2014	June 30, 2014
September 30, 2014	Common stock	$0.140000	August 8, 2014	October 7, 2014	October 21, 2014
September 30, 2014	Preferred stock	$0.484375	August 8, 2014	September 12, 2014	September 30, 2014
December 31, 2014	Common stock	$0.160000	November 4, 2014	December 31, 2014	January 14, 2015
December 31, 2014	Preferred stock	$0.484375	November 4, 2014	December 12, 2014	December 31, 2014

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2013	Common stock	$0.120000	February 19, 2013	April 5, 2013	April 19, 2013
March 31, 2013	Preferred stock	$0.484375	February 19, 2013	March 11, 2013	March 31, 2013
June 30, 2013	Common stock	$0.130000	May 7, 2013	July 5, 2013	July 19, 2013
June 30, 2013	Preferred stock	$0.484375	May 7, 2013	June 11, 2013	July 1, 2013
September 30, 2013	Common stock	$0.130000	August 6, 2013	October 7, 2013	October 21, 2013
September 30, 2013	Preferred stock	$0.484375	August 6, 2013	September 11, 2013	September 30, 2013
December 31, 2013	Common stock	$0.130000	November 5, 2013	December 31, 2013	January 14, 2014
December 31, 2013	Preferred stock	$0.484375	November 5, 2013	December 11, 2013	December 31, 2013

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
October 1, 2014 - October 31, 2014	—		$—	N/A	N/A
November 1, 2014 - November 30, 2014	326	[1]	21.26	N/A	N/A
December 1, 2014 - December 31, 2014	—		—	N/A	N/A

	326		$21.26	N/A	N/A

[1]	Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.

Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from February 10, 2010 (the first day our stock began trading on the NYSE) to December 31, 2014 with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index and the FTSE NAREIT Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on February 10, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data derived from our audited consolidated financial statements as of December 31, 2014, 2013, 2012, 2011 and 2010, for the years ended December 31, 2014, 2013, 2012 and 2011 and the period from February 16, 2010 (commencement of operations) to December 31, 2010 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K beginning on page F-1 and with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars in thousands, except share and per share amounts):

	For the Year Ended December 31,				Period from February 16, 2010 (Commencement of Operations) to December 31, 2010
	2014	2013	2012	2011
Operating Data
Total revenues	$68,875	$45,529	$29,335	$14,182	$3,105
Total costs and expenses	51,567	36,973	25,931	17,375	8,629
Income (loss) from continuing operations	10,718	2,451	(2,031)	(5,807)	(5,984)
Income from discontinued operations	—	1,412	2,059	2,078	594
Gain on sales of real estate investments	—	2,778	4,037	—	—
Net income (loss) available to common stockholders, net of preferred stock dividends	7,126	3,056	2,437	(3,729)	(5,390)
Earnings per Common Share - Basic and Diluted:
Income (loss) from continuing operations available to common stockholders, net of preferred stock dividends	$0.23	$(0.05)	$(0.28)	$(0.64)	$(0.63)
Income from discontinued operations	—	0.20	0.47	0.23	0.04

Net income (loss) available to common stockholders, net of preferred stock dividends	$0.23	$0.15	$0.19	$(0.41)	$(0.59)

Dividends declared per common share	$0.57	$0.51	$0.46	$0.40	$—
Dividends declared per preferred share	1.94	1.94	0.87	—	—
Basic and Diluted Weighted Average Common Shares Outstanding	30,433,017	21,011,276	13,135,440	9,161,805	9,112,000
Other Data
Funds from operations [1]	$26,097	$12,689	$7,435	$1,056	$(4,209)
Basic and diluted FFO per common share [1]	0.86	0.60	0.57	0.12	(0.46)
Cash flows provided by (used in):
Operating activities	$29,321	$13,495	$9,749	$2,149	$(2,019)
Investing activities	(249,916)	(201,865)	(160,180)	(105,884)	(116,581)
Financing activities	404,207	189,429	153,112	49,731	175,852
Balance Sheet Data
Investments in real estate at cost [2]	$901,273	$651,839	$445,348	$264,584	$136,363
Total assets	1,076,766	645,324	445,318	267,049	194,382
Total debt	304,501	189,313	177,044	99,315	17,676
Total stockholders’ equity	747,036	438,835	255,274	159,011	165,499

[1]

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures,” in this Annual Report on Form 10-K for a reconciliation to net income, net of preferred stock dividends and a discussion of why we believe funds from operations, or FFO, is a useful supplemental measure of operating performance, ways in which investors might use FFO when assessing our financial performance, and FFO’s limitations as a measurement tool.

[2]	Excludes one property held for sale with a gross book value of approximately $6.9 million as of December 31, 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We acquire, own and operate industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution (approximately 88.8% of our total portfolio square footage as of December 31, 2014), flex (including light industrial and R&D) (approximately 9.4%) and trans-shipment (approximately 1.8%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. As of December 31, 2014, we owned 126 buildings (including one building held for sale) aggregating approximately 9.3 million square feet and two improved land parcels consisting of 3.5 acres, which we purchased for an aggregate purchase price of approximately $851.5 million, including the assumption of mortgage loans payable of approximately $63.9 million, which includes mortgage premiums of approximately $1.9 million. As of December 31, 2014, our properties were approximately 93.7% leased to 299 customers, the largest of which accounted for approximately 5.3% of our total annualized base rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2010.

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

We selected our target markets by drawing upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, changes in technology, potential long term increases in carbon prices and other factors. We believe that our target markets have attractive long term investment attributes. We target assets with characteristics that include, but are not limited to, the following:

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

The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2014, we acquired 37 unstabilized properties of which 24 have been stabilized.

We may sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value and/or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales will be reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of two properties since inception for a cumulative sales price of approximately $36.0 million and a total gain of approximately $6.8 million.

2014 Developments

Acquisition Activity

During the year ended December 31, 2014, we acquired 29 industrial buildings containing 2,266,082 square feet and one improved land parcel consisting of 1.2 acres for a total purchase price of approximately $235.7 million. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable of approximately $8.5 million with a weighted average interest rate of approximately 5.74% and borrowings under our credit facility. The following table sets forth the industrial buildings we acquired during the year ended December 31, 2014:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
SW 34th Street	Renton, WA	February 11, 2014	1	62,004	$6,600	7.1%
Parkway	Hanover, MD	March 26, 2014	1	158,769	18,000	7.1%
Pulaski	Bayonne, NJ	March 31, 2014	1	98,049	9,200	5.9%
747 Glasgow	Inglewood, CA	April 22, 2014	1	19,326	3,450	4.8%
Hampton	Capitol Heights, MD	May 13, 2014	1	138,780	18,050	6.4%
Burroughs	San Leandro, CA	May 14, 2014	3	129,279	13,328	5.3%
California	Corona, CA	June 5, 2014	1	89,819	7,815	5.1%
Las Hermanas [3]	Compton, CA	June 12, 2014	1	23,735	4,020	5.1%
South Main II	Carson, CA	July 18, 2014	1	33,769	8,500	6.0%
79th Ave South	Kent, WA	July 25, 2014	1	35,018	2,770	6.6%
Auburn 1307	Auburn, WA	August 22, 2014	1	91,607	9,530	5.6%
3401 Lind	Renton, WA	October 3, 2014	1	113,170	9,975	5.5%
900 Hart	Rahway, NJ	October 8, 2014	1	84,000	7,205	6.1%
Kent 216th	Kent, WA	October 24, 2014	1	106,910	9,214	5.6%
9020 Junction	Annapolis Junction, MD	November 17, 2014	1	96,666	13,800	7.6%
11300 NW 131st	Medley, FL	November 19, 2014	1	85,000	8,925	5.5%
Terminal Way	Avenel, NJ	November 25, 2014	2	80,200	7,445	5.7%
14605 Miller	Fontana, CA	December 2, 2014	1	265,500	22,899	5.4%
Park Union City	Union City, CA	December 10, 2014	3	170,129	23,800	5.7%
75th Ave	Landover, MD	December 17, 2014	5	384,352	31,215	6.2%

Total			29	2,266,082	$235,741	6.0%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $236.7 million.
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

[3]	Includes an improved land parcel consisting of 1.2 acres that is separately leased for trailer storage.

Public Follow-on Offerings

On December 9, 2014, we completed a public follow-on offering of 9,775,000 shares of our common stock at a price per share of $19.60. The net proceeds of the follow-on offering were approximately $183.0 million after deducting the underwriting discount and offering costs of approximately $8.6 million. We intend to use of the net proceeds to acquire industrial properties and for general corporate purposes.

On May 22, 2014, we completed a public follow-on offering of 8,050,000 shares of our common stock at a price per share of $17.75. The net proceeds of the follow-on offering were approximately $136.5 million after deducting the underwriting discount and offering costs of approximately $6.4 million. We used approximately $100.0 million of the net proceeds to repay outstanding borrowings under our revolving credit facility and the remaining net proceeds to acquire industrial properties and for general business purposes.

Establishment of ATM Program

On February 28, 2014, we established an at-the market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in amounts and at times as we determine from time to time. Actual sales, if any, will depend on a variety of factors to be determined by our company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us. We intend to use the net proceeds from the offering of the shares under the ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our credit facility. During the three months and year ended December 31, 2014, we did not issue any shares of common stock under the ATM Program.

Amendments to Credit Facility and New Term Loans

On May 8, 2014, we entered into a Third Amended and Restated Senior Credit Agreement (the “Facility”) with KeyBank National Association, as administrative agent and as a lender, KeyBanc Capital Markets, as a lead arranger and PNC Bank, National Association, Union Bank, N.A. and Regions Bank as lenders (collectively the “Lenders”) to, among other matters, add a seven-year $50.0 million term loan to the existing $150.0 million facility, which included a $100.0 million revolving credit facility and a five-year $50.0 million term loan. The seven-year $50.0 million term loan maturity date under the Facility is May 2021. The five-year $50.0 million term loan maturity date under the Facility was extended to May 2019 (previously January 2018) and the maturity date of the revolving credit facility was extended to May 2018 (previously January 2016) with one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default under the Facility and to the payment of an extension fee.

On December 8, 2014 we entered into a first amendment to the Facility (the “Amended Facility”) with KeyBank National Association, as administrative agent and as a lender, and PNC Bank, National Association, MUFG Union Bank, N.A., Regions Bank and Goldman Sachs Bank USA as lenders to add a five-year $100.0 million term loan to our existing $200.0 million credit facility. The five-year $100.0 million term loan matures in March 2020.

The aggregate amount of the Amended Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of our $100.0 million revolving credit facility, our $50.0 million five-year term loan, our $50.0 million seven-year term loan and our $100.0 million five-year term loan or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the five-year and seven-year term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at December 31, 2014) for the revolving credit facility and each of the five-year term loans and 1.75% to 2.30% (1.75% at December 31, 2014) for the seven-year term loan, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.

The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Amended Facility. The Amended Facility is guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility has been modified to be unsecured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Amended Facility. As of December 31, 2014, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. As of December 31, 2013, there were $31.0 million of borrowings outstanding on the revolving credit facility and $50.0 million of borrowings outstanding on a five-year term loan. We were in compliance with the covenants under the Amended Facility at December 31, 2014 and 2013.

Tenant Default

On January 29, 2013, we filed a one count eviction action against Banah International Group, Inc. (“Banah”), our tenant at 215 10th Avenue in Hialeah, FL, for failure to pay December 2012 and January 2013 rent. On February 21, 2013, the state court entered a default judgment for possession against Banah. Later that same day, Banah filed a Chapter 11 bankruptcy petition and subsequently extended the deadline to affirm or reject the lease while working on a plan of reorganization. Banah made all payments in accordance with the lease for the period from February 21, 2013 through October 31, 2014 and a partial payment for November 2014 during the bankruptcy. The lease was recorded as month-to-month and revenue was recognized as cash was received. On December 18, 2013, Banah filed its proposed plan for reorganization which called for a successor entity (the “Successor Entity”) to assume the lease, pending plan confirmation by the Bankruptcy Court. On September 9, 2014, following the failure of the Successor Entity to fulfill its obligations, the Bankruptcy Court vacated the plan and engaged a court appointed trustee to oversee the operations of Banah. On September 24, 2014, the Court approved an emergency motion by the trustee to convert the bankruptcy to Chapter 7. As a result, Banah vacated the space and we regained possession during January 2015.

Dividend and Distribution Activity

The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2014:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2014	Common stock	$0.130000	February 19, 2014	April 7, 2014	April 21, 2014
March 31, 2014	Preferred stock	$0.484375	February 19, 2014	March 10, 2014	March 31, 2014
June 30, 2014	Common stock	$0.140000	May 9, 2014	July 7, 2014	July 21, 2014
June 30, 2014	Preferred stock	$0.484375	May 9, 2014	June 11, 2014	June 30, 2014
September 30, 2014	Common stock	$0.140000	August 8, 2014	October 7, 2014	October 21, 2014
September 30, 2014	Preferred stock	$0.484375	August 8, 2014	September 12, 2014	September 30, 2014
December 31, 2014	Common stock	$0.160000	November 4, 2014	December 31, 2014	January 14, 2015
December 31, 2014	Preferred stock	$0.484375	November 4, 2014	December 12, 2014	December 31, 2014

Recent Developments

Acquisition Activity

Subsequent to December 31, 2014, we acquired seven industrial buildings containing 927,017 square feet for a total purchase price of approximately $125.4 million. The properties were acquired from unrelated third parties using cash on hand. The following table sets forth the wholly-owned industrial properties we acquired subsequent to December 31, 2014:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate
10100 NW 25th	Doral, FL	January 23, 2015	1	106,810	$9,875	6.4%
V Street	Washington, D.C.	January 29, 2015	6	820,207	115,500	5.8%

Total			7	927,017	$125,375	5.8%

Contractual Commitments

As of February 11, 2015 we have five outstanding contracts with third-party sellers to acquire five industrial properties, one non-binding letter of intent with a third-party seller to acquire one industrial property and one outstanding contract with a third-party purchaser to sell one property as further described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire or sell the properties under contract or non-binding letter of intent because the proposed acquisitions and disposition are subject to the completion of satisfactory due diligence, various closing conditions and with respect to one of the properties, the consent of the mortgage lender, and, in addition, with respect to the property under non-binding letter of intent, our entry into a purchase and sale agreement.

Outlook

We believe that industrial rents have stopped falling in our markets and in most cases are rising and will continue to rise in 2015. However, new speculative development has begun in a growing number of markets. This new development is likely to slow potential rent growth from what it would be without such new development. We see a growing set of acquisition opportunities and seek to increase our total acquisitions in 2015 over 2014. Over the intermediate term of the next four to five years, we seek to grow our portfolio to approximately $3.0 billion of assets to optimize our operating efficiency, increase our shareholder liquidity and position us to achieve an investment grade credit rating to broaden our access to capital. We remain mindful, however, that it is per share, rather than aggregate, results that matter. We believe in the long-term operating prospects of our functional, infill coastal assets. We believe in sound balance sheet management. We believe in the benefits of our market-leading corporate governance and exceptionally aligned executive management compensation.

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

Inflation

Although the U.S. economy has been experiencing relatively modest inflation rates recently, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, approximately 64.5% of our total rentable square feet expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 84.2% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

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

The analysis of our results below for the years ended December 31, 2014 and 2013 includes the changes attributable to same store properties. The same store pool for the comparison of the 2014 and 2013 fiscal years includes all properties that were owned and in operation as of December 31, 2014 and since January 1, 2013 and excludes properties that were either disposed of or held for sale to a third party. As of December 31, 2014, the same store pool consisted of 65 buildings aggregating approximately 4.8 million square feet. As of December 31, 2014, the non-same store properties, which we acquired or disposed of during the course of 2013 and 2014, consisted of 61 buildings aggregating approximately 4.5 million square feet. As of December 31, 2014, the consolidated same store pool occupancy was approximately 97.1% compared to approximately 96.3% as of December 31, 2013.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013:

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$32,550	$30,942	$1,608	5.2%
2013 and 2014 Acquisitions	21,578	4,929	16,649	337.8%

Total rental revenues	54,128	35,871	18,257	50.9%
Tenant expense reimbursements
Same store	9,363	8,717	646	7.4%
2013 and 2014 Acquisitions	5,384	941	4,443	472.2%

Total tenant expense reimbursements	14,747	9,658	5,089	52.7%

Total revenues	68,875	45,529	23,346	51.3%

Property operating expenses
Same store	11,362	11,018	344	3.1%
2013 and 2014 Acquisitions	7,799	1,753	6,046	344.9%

Total property operating expenses	19,161	12,771	6,390	50.0%

Net operating income [1]
Same store	30,551	28,641	1,910	6.7%
2013 and 2014 Acquisitions	19,163	4,117	15,046	365.5%

Total net operating income	$49,714	$32,758	$16,956	51.8%

Other costs and expenses
Depreciation and amortization	19,170	12,481	6,689	53.6%
General and administrative	9,496	8,423	1,073	12.7%
Acquisition costs	3,740	3,298	442	13.4%

Total other costs and expenses	32,406	24,202	8,204	33.9%

Other income (expense)
Interest and other income	1	109	(108)	(99.1)%
Interest expense, including amortization	(6,591)	(6,214)	(377)	6.1%

Total other income and expenses	(6,590)	(6,105)	(485)	7.9%

Income from discontinued operations	—	4,190	(4,190)	n/a

Net income	$10,718	$6,641	$4,077	61.4%

[1]

Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $23.3 million for the year ended December 31, 2014 compared to the prior year due primarily to property acquisitions during 2013 and 2014 and increased occupancy in the same store pool portfolio. The increase in same store revenues is primarily related to same store consolidated occupancy at year end increasing to 97.1% as of December 31, 2014 as compared to 96.3% as of December 31, 2013. In addition, rent changes on new and renewed leases commenced during the year ended December 31, 2014 were approximately 8.0% higher as compared with the previous rental rates in that same space. For the quarter and year ended December 31, 2014, approximately $0.3 million and $1.5 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $6.4 million during the year ended December 31, 2014 compared to the same period from the prior year due primarily to property acquisitions during 2013 and 2014. Total same store property operating expenses increased during the year ended December 31, 2014 compared to the same period from the prior year primarily due to an increase in snow removal expenses.

Depreciation and amortization. Depreciation and amortization increased approximately $6.7 million during the year ended December 31, 2014 compared to the same period from the prior year due to property acquisitions during 2013 and 2014.

General and administrative expenses. General and administrative expenses increased approximately $1.1 million for the year ended December 31, 2014 compared to the same period from the prior year due primarily to increased compensation expense and professional fees and offset by a decrease in the accrued performance share awards of approximately $0.3 million as compared to the prior year period.

Acquisition costs. Acquisition costs increased by approximately $0.4 million for the year ended December 31, 2014 from the prior year due to a higher volume of property acquisitions during the year ended December 31, 2014 as compared to the prior year.

Interest and other income. Interest and other income decreased approximately $0.1 million for the year ended December 31, 2014 compared to the same period from the prior year due primarily to insurance proceeds received in 2013 in excess of expenses due to Hurricane Sandy.

Interest expense, including amortization. Interest expense increased approximately $0.4 million for the year ended December 31, 2014 compared to the prior year due primarily to the assumption and origination of mortgage loans payable during 2013 and 2014, as well as an increase in borrowings on the Amended Facility, net of capitalized interest.

The analysis of our results below for the years ended December 31, 2013 and 2012 includes the changes attributable to same store properties. The same store pool for the comparison of the 2013 and 2012 fiscal years includes all properties that were owned and in operation as of December 31, 2013 and since January 1, 2012 and excludes properties that were either disposed of or held for sale to a third party. As of December 31, 2013, the same store pool consisted of 44 buildings aggregating approximately 3.1 million square feet. As of December 31, 2013, the non-same store properties, which we acquired or disposed of during the course of 2012 and 2013, consisted of 52 buildings aggregating approximately 3.7 million square feet. As of December 31, 2013, the consolidated same store pool occupancy was approximately 96.8% compared to approximately 95.3% as of December 31, 2012.

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

Net operating income [1]
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

Revenues. Total revenues increased approximately $16.2 million for the year ended December 31, 2013 compared to the prior year due primarily to property acquisitions during 2012 and 2013. The increase in same store revenues in 2013 is primarily due to the 2012 write-off of $1.1 million related to the tenant default as described under the heading “2014 Developments – Tenant Default.” For the quarter and year ended December 31, 2013, approximately $0.4 million and $2.4 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $4.2 million during the year ended December 31, 2013 compared to the same period from the prior year. The increase in total property operating expenses was due to an increase of approximately $4.0 million attributable to property acquisitions during 2012 and 2013 and an increase in same store operating expenses of approximately $0.2 million compared to the same period from the prior year due to non-reimbursable legal expenses related to the tenant default described under the heading “2014 Developments – Tenant Default” and an increase in real estate tax expense.

Depreciation and amortization. Depreciation and amortization increased approximately $3.8 million during the year ended December 31, 2013 compared to the same period from the prior year due to property acquisitions during 2012 and 2013.

General and administrative expenses. General and administrative expenses increased approximately $2.0 million for the year ended December 31, 2013 compared to the same period from the prior year due primarily to an increase in the accrued performance share awards of approximately $0.6 million and increased compensation expense and professional fees as compared to the prior year.

Acquisition costs. Acquisition costs increased by approximately $1.1 million for the year ended December 31, 2013 from the prior year due to a higher volume of property acquisitions during the year ended December 31, 2013 as compared to the prior year.

Interest and other income. Interest and other income increased approximately $0.1 million for the year ended December 31, 2013 compared to the prior year due primarily to insurance proceeds received in 2013 in excess of expenses due to Hurricane Sandy.

Interest expense, including amortization. Interest expense increased approximately $0.7 million for the year ended December 31, 2013 compared to the prior year due primarily to the assumption and origination of mortgage loans payable during 2013 and 2013, as well as borrowings under our Amended Facility.

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

We intend to preserve a flexible capital structure with a long-term goal to obtain an investment grade rating and be in a position to issue unsecured debt and additional perpetual preferred stock. Prior to attaining an investment grade rating, we intend to primarily utilize credit facilities, recourse bank term loans or non-recourse debt secured by individual properties or pools of properties with a targeted maximum loan-to-value of 65% at the time of financing, and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Amended Facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with term loans, mortgages, borrowings under our Amended Facility, perpetual preferred and common stock issuance and, from time to time, property sales. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through borrowings under our Amended Facility, periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt, and with proceeds from the disposition of properties. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our credit facility and to access additional capital through issuances of equity and debt securities.

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

On July 19, 2012, we completed a public offering of 1,840,000 shares of our Series A Preferred Stock, including 240,000 shares sold upon the exercise by the underwriters of their option to purchase additional shares, at a price per share of $25.00. The net proceeds of the offering were approximately $44.3 million after deducting the underwriting discount and other offering expenses of approximately $1.7 million. We used the net proceeds to reduce outstanding borrowings under our Amended Facility. Dividends on the Series A Preferred Stock are payable when, as and if authorized by our board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon our liquidation, dissolution or winding-up, senior to our common stock.

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

On February 28, 2014, we established an ATM Program pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in amounts and at times as we determine from time to time. Actual sales, if any, will depend on a variety of factors to be determined by our company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us. We intend to use the net proceeds from the offering of the shares under the ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our Amended Facility. During the year ended December 31, 2014, we did not issue any shares of common stock under the ATM Program.

On May 22, 2014, we completed a public follow-on offering of 8,050,000 shares of our common stock at a price per share of $17.75. The net proceeds of the follow-on offering were approximately $136.5 million after deducting the underwriting discount and offering costs of approximately $6.4 million. We used approximately $100.0 million of the net proceeds to repay outstanding borrowings under our revolving credit facility and the remaining net proceeds to acquire industrial properties and for general business purposes.

On December 9, 2014, we completed a public follow-on offering of 9,775,000 shares of our common stock at a price per share of $19.60. The net proceeds of the follow-on offering were approximately $183.0 million after deducting the underwriting discount and offering costs of approximately $8.6 million. We intend to use the net proceeds to acquire industrial properties and for general corporate purposes.

On May 8, 2014, we entered into a Third Amended and Restated Senior Credit Agreement (the “Facility”) with KeyBank National Association, as administrative agent and as a lender, KeyBanc Capital Markets, as a lead arranger and PNC Bank, National Association, Union Bank, N.A. and Regions Bank as lenders (collectively the “Lenders”) to, among other matters, add a seven-year $50.0 million term loan to the existing $150.0 million facility, which included a $100.0 million revolving credit facility and a five-year $50.0 million term loan. The seven-year $50.0 million term loan maturity date under the Facility is May 2021. The five-year $50.0 million term loan maturity date under the Facility was extended to May 2019 (previously January 2018) and the maturity date of the revolving credit facility was extended to May 2018 (previously January 2016) with one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default under the Facility and to the payment of an extension fee.

On December 8, 2014 we entered into a first amendment to the Facility (the “Amended Facility”) with KeyBank National Association, as administrative agent and as a lender, and PNC Bank, National Association, MUFG Union Bank, N.A., Regions Bank and Goldman Sachs Bank USA as lenders to add a five-year $100.0 million term loan to our existing $200.0 million credit facility. The five-year $100.0 million term loan matures in March 2020.

The aggregate amount of the Amended Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of our $100.0 million revolving credit facility, our $50.0 million five-year term loan, our $50.0 million seven-year term loan and our $100.0 million five-year term loan or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the five-year and seven-year term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at December 31, 2014) for the revolving credit facility and each of the five-year term loans and 1.75% to 2.30% (1.75% at December 31, 2014) for the seven-year term loan, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.

The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Amended Facility. The Amended Facility is guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility has been modified to be unsecured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Amended Facility. As of December 31, 2014, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. As of December 31, 2013, there were $31.0 million of borrowings outstanding on the revolving credit facility and $50.0 million of borrowings outstanding on a five-year term loan. We were in compliance with the covenants under the Amended Facility at December 31, 2014 and 2013.

As of December 31, 2014 and 2013, we had outstanding mortgage loans payable of approximately $104.5 million and $108.3 million, respectively, and held cash and cash equivalents totaling approximately $190.6 million and $7.0 million, respectively.

The following table summarizes our debt maturities, principal payments, market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the year ended December 31, 2014 (dollars in thousands):

	Credit Facility	Term Loans	Mortgage Loans Payable	Total Debt
2015	$—	$—	$24,788	$24,788
2016	—	—	12,130	12,130
2017	—	—	1,916	1,916
2018	—	—	1,910	1,910
2019	—	50,000	18,806	68,806
Thereafter	—	150,000	44,348	194,348

Subtotal	—	200,000	103,898	303,898
Unamortized net premiums	—	—	603	603

Total Debt	$—	$200,000	$104,501	$304,501

Weighted Average Interest Rate	n/a	1.7%	4.5%	2.7%

	Shares Outstanding [1]	Market Price [2]	Market Value
Common Stock	42,869,463	$20.63	$884,397
Preferred Stock ($25.00 per share liquidation preference)			46,000

Total Equity			930,397

Total Market Capitalization			$1,234,898

Total Debt-to-Total Investments in Properties [3]			33.5%
Total Debt-to-Total Market Capitalization [4]			24.7%
Total Debt and Preferred Stock-to-Total Market Capitalization [5]			28.4%
Floating Rate Debt as a % of Total Debt [6]			65.7%
Adjusted EBITDA [7]			$42,279
Interest Coverage [8]			6.4 x
Fixed Charge Coverage [9]			4.0 x
Total Debt-to-Adjusted EBITDA [10]			6.6 x
Total Debt and Preferred Stock-to-Adjusted EBITDA [11]			7.6 x
Weighted Average Maturity (years)			4.8

[1]	Includes 156,488 shares of unvested restricted stock as of December 31, 2014.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on December 31, 2014 in dollars per share.
[3]

Total debt-to-total investments in properties is calculated as total debt, including premiums, divided by total investments in properties, including properties held for sale with a gross book value of $6.9 million, as of December 31, 2014.

[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by total market capitalization as of December 31, 2014.
[5]

Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums, plus preferred stock at liquidation preference, divided by total market capitalization as of December 31, 2014.

[6]

Floating rate debt includes our $50.0 million seven-year term loan with an interest rate cap of 4.0% plus 1.75% to 2.30% depending on leverage. See “Note 9 – Derivative Financial Instruments” for more information regarding our interest rate cap that we entered into in October 2014 and is in effect beginning December 1, 2014.

[7]

Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the year ended December 31, 2014. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[8]

Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[9]

Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[10]

Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[11]

Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums, plus preferred stock divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2014 and 2013.

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2014	Common stock	$0.130000	February 19, 2014	April 7, 2014	April 21, 2014
March 31, 2014	Preferred stock	$0.484375	February 19, 2014	March 10, 2014	March 31, 2014
June 30, 2014	Common stock	$0.140000	May 9, 2014	July 7, 2014	July 21, 2014
June 30, 2014	Preferred stock	$0.484375	May 9, 2014	June 11, 2014	June 30, 2014
September 30, 2014	Common stock	$0.140000	August 8, 2014	October 7, 2014	October 21, 2014
September 30, 2014	Preferred stock	$0.484375	August 8, 2014	September 12, 2014	September 30, 2014
December 31, 2014	Common stock	$0.160000	November 4, 2014	December 31, 2014	January 14, 2015
December 31, 2014	Preferred stock	$0.484375	November 4, 2014	December 12, 2014	December 31, 2014

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2013	Common stock	$0.120000	February 19, 2013	April 5, 2013	April 19, 2013
March 31, 2013	Preferred stock	$0.484375	February 19, 2013	March 11, 2013	March 31, 2013
June 30, 2013	Common stock	$0.130000	May 7, 2013	July 5, 2013	July 19, 2013
June 30, 2013	Preferred stock	$0.484375	May 7, 2013	June 11, 2013	July 1, 2013
September 30, 2013	Common stock	$0.130000	August 6, 2013	October 7, 2013	October 21, 2013
September 30, 2013	Preferred stock	$0.484375	August 6, 2013	September 11, 2013	September 30, 2013
December 31, 2013	Common stock	$0.130000	November 5, 2013	December 31, 2013	January 14, 2014
December 31, 2013	Preferred stock	$0.484375	November 5, 2013	December 11, 2013	December 31, 2013

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage loans payable, draws on our Amended Facility and common and preferred stock issuances. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs, corporate overhead costs and common and preferred stock dividends.

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $29.3 million for the year ended December 31, 2014 compared to approximately $13.5 million for the year ended December 31, 2013. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from properties acquired during 2013 and 2014.

Cash From Investing Activities. Net cash used in investing activities was $249.9 million and $201.9 million, respectively, for the years ended December 31, 2014 and 2013, which consists primarily of cash paid for property acquisitions of $225.8 million and $209.3 million, respectively, and additions to buildings, improvements and leasing costs of approximately $19.7 million and $9.5 million, respectively, offset by proceeds from sales of real estate investments of approximately $17.5 million for the year ended December 31, 2013.

Cash From Financing Activities. Net cash provided by financing activities was $404.2 million for the year ended December 31, 2014, which consists primarily of $319.6 million in net common stock issuance proceeds and net borrowings on the Amended Facility of approximately $119.0 million less approximately $12.3 million in net payments on mortgage loan payables and $19.3 million in dividend payments. Net cash provided by financing activities was $189.4 million for the year ended December 31, 2013, which consists primarily of $190.8 million in net common stock issuance proceeds and net borrowings on the Amended Facility of approximately $15.6 million less approximately $13.2 million in dividend payments.

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

Discontinued Operations. We separately report as discontinued operations the historical operating results attributable to properties sold and the applicable gain or loss on the disposition of the properties. Although this application may affect the presentation of our results of operations for the periods that we have already reported, there will be no effect on our previously reported consolidated financial statements. The results of operations for real estate properties sold or held for sale during the relevant reporting periods were shown under discontinued operations on the consolidated statements of operations. The results of operations for the two properties are included in discontinued operations for the years ended December 31, 2013 and 2012 because these properties were previously classified as held for sale and sold during the year ended December 31, 2013 and 2012. Our other 2014 asset classified as held for sale does not qualify as discontinued operations and its operating results for the year ended December 31, 2014 are presented within income from continuing operations in the consolidated statements of operations.

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

Stock-Based Compensation and Other Long-Term Incentive Compensation. We follow the provisions of ASC 718, Compensation-Stock Compensation, to account for our stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. We have adopted the Amended and Restated 2010 Equity Incentive Plan, which provides for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as a general and administrative expense in the financial statements and measured at the fair value of the award on the date of grant. We estimate the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award.

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

Contractual Obligations

Currently we have five outstanding contracts with third-party sellers to acquire five industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence, various closing conditions and with respect to one of the properties, the consent of the mortgage lender. The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City [1]	—	—	9,416	—
San Francisco Bay Area	4	300,620	37,200	—
Seattle	4	138,154	12,250	4,837
Miami	2	87,532	8,500	—
Washington, D.C./Baltimore	1	115,287	10,360	—

Total	11	641,593	$77,726	$4,837

[1]	Represents one improved land parcel consisting of 4.5 acres.

The following table summarizes our contractual obligations due by period as of December 31, 2014 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$24,788	$14,046	$20,716	$244,348	$303,898
Debt Interest Payments	4,467	5,795	4,574	1,134	15,970
Operating lease commitments	239	497	522	687	1,945
Purchase Obligations [1]	77,726	—	—	—	77,726

Total	$107,220	$20,338	$25,812	$246,169	$399,539

[1]	Excludes unfunded capital commitments of $0.7 million to expand an existing 413,000 square foot facility by approximately 190,000 square feet.

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

The following table reflects the calculation of FFO reconciled from net income, net of preferred stock dividends for the three months ended December 31, 2014, 2013 and 2012 and for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands except per share data):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Net income, net of preferred stock dividends	$1,883	$2,810	$(927)	(33.0)%	$2,810	$2,662	$148	5.6%
Gain on sales of real estate investments	—	(2,778)	2,778	n/a	(2,778)	(4,037)	1,259	(31.2)%
Depreciation and amortization
Depreciation and amortization from continuing operations	5,123	3,685	1,438	39.0%	3,685	2,911	774	26.6%
Depreciation related to discontinued operations	—	—	—	n/a	—	101	(101)	n/a
Non-real estate depreciation	(28)	(23)	(5)	21.7%	(23)	(56)	33	(58.9)%
Allocation to participating securities [1]	(25)	(23)	(2)	8.7%	(23)	(18)	(5)	27.8%

Funds from operations [2]	$6,953	$3,671	$3,282	89.4%	$3,671	$1,563	$2,108	134.9%

Basic and diluted FFO per common share	$0.20	$0.15	$0.05	32.9%	$0.15	$0.12	$0.03	25.6%

Weighted average basic and diluted common shares	35,381,477	24,833,304			24,833,304	13,285,181

	For the Year Ended December 31,				For the Year Ended December 31,
	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Net income, net of preferred stock dividends	$7,153	$3,076	$4,077	132.5%	$3,076	$2,461	$615	25.0%
Gain on sales of real estate investments	—	(2,778)	2,778	n/a	(2,778)	(4,037)	1,259	(31.2)%
Depreciation and amortization
Depreciation and amortization from continuing operations	19,170	12,481	6,689	53.6%	12,481	8,728	3,753	43.0%
Depreciation related to discontinued operations	—	101	(101)	n/a	101	509	(408)	(80.2)%
Non-real estate depreciation	(101)	(100)	(1)	1.0%	(100)	(147)	47	(32.0)%
Allocation to participating securities [1]	(125)	(91)	(34)	37.4%	(91)	(79)	(12)	15.2%

Funds from operations [2]	$26,097	$12,689	$13,408	105.7%	$12,689	$7,435	$5,254	70.7%

Basic and diluted FFO per common share	$0.86	$0.60	$0.26	43.7%	$0.60	$0.57	$0.03	4.9%

Weighted average basic and diluted common shares	30,433,017	21,011,276			21,011,276	13,135,440

[1]

To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 156,885, 156,965 and 149,532 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2014, 2013 and 2012, respectively, and 157,386, 156,203 and 147,200 for the years ended December 31, 2014, 2013 and 2012, respectively.
[2]

Includes expensed acquisition costs of approximately $2.0 million, $1.4 million and $0.4 million, respectively, for the three months ended December 31, 2014, 2013 and 2012 and approximately $3.7 million, $3.3 million and $2.2 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

We compute Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, gain on sales of real estate investments, acquisition costs and stock-based compensation. We believe that presenting Adjusted EBITDA provides useful information to investors regarding our operating performance because they are measures of our operations on an unleveraged basis before the effects of tax, non-cash depreciation and amortization expense (and acquisition costs and stock-based compensation with regard to Adjusted EBITDA). By excluding interest expense, Adjusted EBITDA allow investors to measure our operating performance independent of our capital structure and indebtedness and, therefore, allow for more meaningful comparison of our operating performance between quarters as well as annual periods and for the comparison of our operating performance to that of other companies, both in the real estate industry and in other industries. As we are currently in a growth phase, acquisition costs are excluded from Adjusted EBITDA to allow for the comparison of our operating performance to that of stabilized companies.

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months ended December 31, 2014, 2013 and 2012 and for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Net income	$2,774	$3,701	$(927)	(25.0)%	$3,701	$3,553	$148	4.2%
Gain on sales of real estate investments	—	(2,778)	2,778	n/a	(2,778)	(4,037)	1,259	(31.2)%
Depreciation and amortization from continuing operations	5,123	3,685	1,438	39.0%	3,685	2,911	774	26.6%
Depreciation related to discontinued operations	—	—	—	n/a	—	101	(101)	n/a
Interest expense, including amortization	1,869	1,604	265	16.5%	1,604	1,740	(136)	(7.8)%
Stock-based compensation	(247)	523	(770)	n/a	523	109	414	379.8%
Acquisition costs	1,968	1,437	531	37.0%	1,437	440	997	226.6%

Adjusted EBITDA	$11,487	$8,172	$3,315	40.6%	$8,172	$4,817	$3,355	69.6%

	For the Year Ended December 31,				For the Year Ended December 31,
	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Net income	$10,718	$6,641	$4,077	61.4%	$6,641	$4,065	$2,576	63.4%
Gain on sales of real estate investments	—	(2,778)	2,778	n/a	(2,778)	(4,037)	1,259	(31.2)%
Depreciation and amortization from continuing operations	19,170	12,481	6,689	53.6%	12,481	8,728	3,753	43.0%
Depreciation related to discontinued operations	—	101	(101)	n/a	101	509	(408)	(80.2)%
Interest expense, including amortization	6,591	6,214	377	6.1%	6,214	5,472	742	13.6%
Stock-based compensation	2,060	2,137	(77)	(3.6)%	2,137	1,121	1,016	90.6%
Acquisition costs	3,740	3,298	442	13.4%	3,298	2,238	1,060	47.4%

Adjusted EBITDA	$42,279	$28,094	$14,185	50.5%	$28,094	$18,096	$9,998	55.2%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of December 31, 2014 and since January 1, 2013 and excludes properties that were either disposed of or held for sale to a third party. As of December 31, 2014, the same store pool consisted of 65 buildings aggregating approximately 4.8 million square feet. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding our operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months and the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Net income	$2,774	$3,701	$(927)	(25.0)%	$3,701	$3,553	$148	4.2%
Depreciation and amortization from continuing operations	5,123	3,685	1,438	39.0%	3,685	2,911	774	26.6%
Income from discontinued operations	—	(3,138)	3,138	n/a	(3,138)	(4,485)	1,347	(30.0)%
General and administrative	1,842	2,253	(411)	(18.2)%	2,253	1,496	757	50.6%
Acquisition costs	1,968	1,437	531	37.0%	1,437	440	997	226.6%
Total other income and expenses	1,868	1,601	267	16.7%	1,601	1,739	(138)	(7.9)%

Net operating income	13,575	9,539	4,036	42.3%	9,539	5,654	3,885	68.7%
Less non same store NOI	(6,007)	(1,985)	(4,022)	202.6%	(5,000)	(2,533)	(2,467)	97.4%

Same store NOI	$7,568	$7,554	$14	0.2%	$4,539	$3,121	$1,418	45.4%

Less straight-line rents and amortization of lease intangibles [1]	(560)	(645)	85	(13.2)%	(148)	519	(667)	n/a

Cash-basis same store NOI	$7,008	$6,909	$99	1.4%	$4,391	$3,640	$751	20.6%

[1]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

	For the Year Ended December 31,				For the Year Ended December 31,
	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Net income	$10,718	$6,641	$4,077	61.4%	$6,641	$4,065	$2,576	63.4%
Depreciation and amortization from continuing operations	19,170	12,481	6,689	53.6%	12,481	8,728	3,753	43.0%
Income from discontinued operations	—	(4,190)	4,190	n/a	(4,190)	(6,096)	1,906	(31.3)%
General and administrative	9,496	8,423	1,073	12.7%	8,423	6,403	2,020	31.5%
Acquisition costs	3,740	3,298	442	13.4%	3,298	2,238	1,060	47.4%
Total other income and expenses	6,590	6,105	485	7.9%	6,105	5,435	670	12.3%

Net operating income	49,714	32,758	16,956	51.8%	32,758	20,773	11,985	57.7%
Less non same store NOI	(19,163)	(4,117)	(15,046)	365.5%	(15,512)	(4,837)	(10,675)	220.7%

Same store NOI	$30,551	$28,641	$1,910	6.7%	$17,246	$15,936	$1,310	8.2%

Less straight-line rents and amortization of lease intangibles [1]	(2,183)	(3,521)	1,338	(38.0)%	(974)	(2,155)	1,181	(54.8)%

Cash-basis same store NOI	$28,368	$25,120	$3,248	12.9%	$16,272	$13,781	$2,491	18.1%

[1]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk.

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

As of December 31, 2014, we had $200.0 million of borrowings outstanding under our Amended Facility. Of the $200.0 million outstanding on the Amended Facility, $50.0 million is subject to an interest rate cap as further described under “Note 9 – Derivative Financial Instruments”. Amounts borrowed under our Amended Facility, bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 1.72% as of December 31, 2014. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $500,000 annually on the total of the outstanding balances on our Amended Facility, as of December 31, 2014.

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

Terreno Realty Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment, management of Terreno Realty Corporation believes that, as of December 31, 2014, the company’s internal control over financial reporting is effective based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K, (which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Terreno Realty Corporation

We have audited Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Terreno Realty Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Terreno Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Terreno Realty Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 11, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 11, 2015

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Terreno Realty Corporation

We have audited the accompanying consolidated balance sheets of Terreno Realty Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terreno Realty Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Terreno Realty Corporation changed its reporting of discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 11, 2015

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Investments in real estate
Land	$388,007	$301,802
Buildings and improvements	470,348	317,944
Intangible assets	42,918	32,093

Total investments in properties	901,273	651,839
Accumulated depreciation and amortization	(45,446)	(27,103)

Net investments in properties	855,827	624,736
Properties held for sale, net	6,315	—

Net investments in real estate	862,142	624,736
Cash and cash equivalents	190,601	6,989
Restricted cash	6,963	2,560
Deferred financing costs, net	2,986	1,896
Other assets, net	14,074	9,143

Total assets	$1,076,766	$645,324

LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$31,000
Term loans payable	200,000	50,000
Mortgage loans payable	104,501	108,313
Security deposits	5,315	3,733
Intangible liabilities, net	3,556	3,989
Dividends payable	6,859	3,249
Accounts payable and other liabilities	9,499	6,205

Total liabilities	329,730	206,489
Commitments and contingencies (Note 14)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and 1,840,000 shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	46,000
Common stock: $0.01 par value, 400,000,000 shares authorized, and 42,869,463 and 24,990,120 shares issued and outstanding, respectively	428	249
Additional paid-in capital	700,755	392,586
Retained earnings	—	—
Accumulated other comprehensive loss	(147)	—

Total stockholders’ equity	747,036	438,835

Total liabilities and equity	$1,076,766	$645,324

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

	For the Year Ended December 31,
	2014	2013	2012
REVENUES
Rental revenues	$54,128	$35,871	$23,057
Tenant expense reimbursements	14,747	9,658	6,278

Total revenues	68,875	45,529	29,335

COSTS AND EXPENSES
Property operating expenses	19,161	12,771	8,562
Depreciation and amortization	19,170	12,481	8,728
General and administrative	9,496	8,423	6,403
Acquisition costs	3,740	3,298	2,238

Total costs and expenses	51,567	36,973	25,931

OTHER INCOME (EXPENSE)
Interest and other income	1	109	37
Interest expense, including amortization	(6,591)	(6,214)	(5,472)

Total other income and expenses	(6,590)	(6,105)	(5,435)

Income (loss) from continuing operations	10,718	2,451	(2,031)
Discontinued operations
Income from discontinued operations	—	1,412	2,059
Gain on sales of real estate investments	—	2,778	4,037

Income from discontinued operations	—	4,190	6,096

Net income	10,718	6,641	4,065
Preferred stock dividends	(3,565)	(3,565)	(1,604)

Net income, net of preferred stock dividends	7,153	3,076	2,461
Allocation to participating securities	(27)	(20)	(24)

Net income available to common stockholders, net of preferred stock dividends	$7,126	$3,056	$2,437

EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Income (loss) from continuing operations available to common stockholders, net of preferred stock dividends	$0.23	$(0.05)	$(0.28)
Income from discontinued operations	—	0.20	0.47

Net income available to common stockholders, net of preferred stock dividends	$0.23	$0.15	$0.19

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	30,433,017	21,011,276	13,135,440

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Net income	$10,718	$6,641	$4,065
Other comprehensive loss: cash flow hedge adjustment	(147)	—	—

Comprehensive income	$10,571	$6,641	$4,065

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Equity

(in thousands – except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
		Number of Shares	Amount
Balance as of December 31, 2011	$—	9,308,670	$91	$168,039	$(9,119)	$—	$159,011
Net income	—	—	—	—	4,065	—	4,065
Issuance of common stock, net of issuance costs of $305	—	4,083,269	42	55,007	—	—	55,049
Repurchase of common stock	—	(4,917)	—	(79)	—	—	(79)
Issuance of restricted stock	—	47,536	—	—	—	—	—
Issuance of preferred stock	46,000	—	—	(1,729)	—	—	44,271
Stock-based compensation	—	—	—	739	—	—	739
Common stock dividends	—	—	—	(6,178)	—	—	(6,178)
Preferred stock dividends	—	—	—	(1,604)	—	—	(1,604)

Balance as of December 31, 2012	46,000	13,434,558	133	214,195	(5,054)	—	255,274
Net income	—	—	—	—	6,641	—	6,641
Issuance of common stock, net of issuance costs of $728	—	11,515,793	116	190,632	—	—	190,748
Repurchase of common stock	—	(9,122)	—	(160)	—	—	(160)
Issuance of restricted stock	—	48,891	—	—	—	—	—
Stock-based compensation	—	—	—	1,203	—	—	1,203
Common stock dividends	—	—	—	(11,306)	—	—	(11,306)
Preferred stock dividends	—	—	—	(1,978)	(1,587)	—	(3,565)

Balance as of December 31, 2013	46,000	24,990,120	249	392,586	—	—	438,835
Net income	—	—	—	—	10,718	—	10,718
Issuance of common stock, net of issuance costs of $782	—	17,841,140	179	319,302	—	—	319,481
Repurchase of common stock	—	(12,943)	—	(284)	—	—	(284)
Issuance of restricted stock	—	51,146	—	—	—	—	—
Stock-based compensation	—	—	—	1,378	—	—	1,378
Common stock dividends	—	—	—	(12,227)	(7,153)	—	(19,380)
Preferred stock dividends	—	—	—	—	(3,565)	—	(3,565)
Other comprehensive loss	—	—	—	—	—	(147)	(147)

Balance as of December 31, 2014	$46,000	42,869,463	$428	$700,755	$—	$(147)	$747,036

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,718	$6,641	$4,065
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(2,744)	(3,005)	(2,673)
Amortization of lease intangibles	(1,099)	(864)	399
Depreciation and amortization	19,170	12,481	8,728
Depreciation related to discontinued operations	—	101	509
Gain on sales of real estate investments	—	(2,778)	(4,037)
Deferred financing cost and mortgage premium amortization	279	252	462
Stock-based compensation	2,060	2,137	1,121
Changes in assets and liabilities
Other assets	(1,510)	(576)	(533)
Accounts payable and other liabilities	2,447	(894)	1,708

Net cash provided by operating activities	29,321	13,495	9,749

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(40)	(265)	(218)
Cash paid for property acquisitions	(225,797)	(209,338)	(166,043)
Cash paid for deposits on property acquisitions	(4,350)	(200)	—
Proceeds from sales of real estate investments	—	17,469	16,293
Additions to buildings, improvements and leasing costs	(19,729)	(9,531)	(10,212)

Net cash used in investing activities	(249,916)	(201,865)	(160,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	320,263	191,475	55,004
Issuance costs on issuance of common stock	(630)	(648)	(305)
Repurchase of common stock	(284)	(160)	(79)
Issuance of preferred stock	—	—	44,551
Issuance costs on issuance of preferred stock	—	—	(260)
Purchase of derivative instrument	(835)	—	—
Borrowings on credit facility	115,000	62,500	162,700
Payments on credit facility	(146,000)	(96,929)	(138,271)
Borrowings on term loans payable	150,000	50,000	—
Payments on term loans payable	—	—	(20,050)
Borrowings on mortgage loans payable	—	—	59,880
Payments on mortgage loans payable	(12,267)	(2,852)	(1,847)
Payment of deferred financing costs	(1,705)	(723)	(1,110)
Dividends paid to common stockholders	(15,770)	(9,669)	(5,497)
Dividends paid to preferred stockholders	(3,565)	(3,565)	(1,604)

Net cash provided by financing activities	404,207	189,429	153,112
Net increase in cash and cash equivalents	183,612	1,059	2,681
Cash and cash equivalents at beginning of year	6,989	5,930	3,249

Cash and cash equivalents at end of year	$190,601	$6,989	$5,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$6,242	$6,413	$4,819
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$2,353	$1,685	$451
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$236,747	$212,434	$185,281
Assumption of mortgage loans payable	(8,497)	—	(14,832)
Mortgage premiums	(344)	—	(701)
Assumption of other assets and liabilities	(2,109)	(3,096)	(3,705)

Net cash paid for property acquisitions	$225,797	$209,338	$166,043

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Notes to Consolidated Financial Statements

Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of December 31, 2014, the Company owned 126 buildings (including one building held for sale) aggregating approximately 9.3 million square feet (unaudited).

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded during the years ended December 31, 2014, 2013 or 2012.

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

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase (decrease) of approximately $1.1 million, $0.9 million and ($0.4 million), respectively, for the years ended 2014, 2013 and 2012. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of December 31, 2014 is 3.9 years. As of December 31, 2014 and 2013, the Company’s intangible assets and liabilities, including properties held for sale, consisted of the following (dollars in thousands):

	December 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$39,413	$(17,154)	$22,259	$28,601	$(10,886)	$17,715
Above-market leases	$4,079	$(2,596)	$1,483	$3,492	$(1,922)	$1,570
Below-market leases	$(7,188)	$3,632	$(3,556)	$(5,860)	$1,871	$(3,989)

Projected net amortization of the intangible assets and liabilities for the next five years and thereafter as of December 31, 2014 is as follows (dollars in thousands):

2015	$6,279
2016	5,020
2017	3,811
2018	2,282
2019	1,306
Thereafter	1,488

Total	$20,186

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

Discontinued Operations. Effective January 1, 2014, the Company adopted Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Note 5). Prior to January 1, 2014, the Company separately reported as discontinued operations the historical operating results attributable to properties sold or held for sale and the applicable gain or loss on the disposition of the properties. Although this application may affect the presentation of the Company’s results of operations for the periods that it has already reported, there will be no effect on its previously reported consolidated financial statements.

Held for Sale Assets. The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment (Note 6). Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.

Cash and Cash Equivalents. Cash and cash equivalents consists of cash held in a major banking institution and other highly liquid short-term investments with original maturities of three months or less. Cash equivalents are generally invested in U.S. government securities, government agency securities or money market accounts.

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

As of December 31, 2014 and 2013, approximately $10.6 million and $7.2 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.4 million and $0.1 million as of December 31, 2014 and 2013, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $2.6 million and $1.9 million as of December 31, 2014 and 2013, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of both December 31, 2014 and 2013, the net unamortized mortgage premiums were approximately $0.6 million and were included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of December 31, 2014 and 2013, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

Use of Derivative Financial Instruments. ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why the Company uses derivative instruments, (b) how the Company accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments.

The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

Fair Value of Financial Instruments. ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (Note 10). ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. ASC 820 requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, their final standard on revenue from contracts with customers. The guidance specifically notes that lease contracts with customers are a scope exception. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods (including interim periods), beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt the guidance effective January 1, 2017 and is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, update to Accounting Standards Codification (ASC) subtopic 250-40, Presentation of Financial Statements-Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principals that are currently in the U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principals for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company will adopt the guidance effective January 1, 2017 and is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements.

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

As of December 31, 2014, the Company owned 41 buildings and approximately 2.6 million square feet (unaudited) located in Northern New Jersey/New York City, which accounted for approximately 27.9% of its annualized base rent, which is based on contractual base rent from leases in effect as of December 31, 2014, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than approximately 10% of the rental revenues for the year ended December 31, 2014.

Note 4. Investments in Real Estate

During the year ended December 31, 2014, the Company acquired 29 industrial buildings containing 2,266,082 square feet (unaudited), one improved land parcel consisting of 1.2 acres (unaudited), including the assumption of two mortgage loans with a total principal amount of approximately $8.5 million that bear interest at a weighted average interest rate of 5.74%. Each of the mortgage loans payable is secured by separate property and requires monthly interest and principal payments until maturity and is generally non-recourse. The mortgage loans mature in 2015 and 2016. The total aggregate initial investment was approximately $236.7 million, of which $88.7 million was recorded to land, $136.0 million to buildings and improvements, $12.0 million to intangible assets and $1.3 million to intangible liabilities.

The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2014:

Property Name	Location	Acquisition Date	Number of Buildings (Unaudited)	Square Feet (Unaudited)	Purchase Price (in thousands) [1]
SW 34th Street	Renton, WA	February 11, 2014	1	62,004	$6,600
Parkway	Hanover, MD	March 26, 2014	1	158,769	18,000
Pulaski	Bayonne, NJ	March 31, 2014	1	98,049	9,200
747 Glasgow	Inglewood, CA	April 22, 2014	1	19,326	3,450
Hampton	Capitol Heights, MD	May 13, 2014	1	138,780	18,050
Burroughs	San Leandro, CA	May 14, 2014	3	129,279	13,328
California	Corona, CA	June 5, 2014	1	89,819	7,815
Las Hermanas [2]	Compton, CA	June 12, 2014	1	23,735	4,020
South Main II	Carson, CA	July 18, 2014	1	33,769	8,500
79th Ave South	Kent, WA	July 25, 2014	1	35,018	2,770
Auburn 1307	Auburn, WA	August 22, 2014	1	91,607	9,530
3401 Lind	Renton, WA	October 3, 2014	1	113,170	9,975
900 Hart	Rahway, NJ	October 8, 2014	1	84,000	7,205
Kent 216th	Kent, WA	October 24, 2014	1	106,910	9,214
9020 Junction	Annapolis Junction, MD	November 17, 2014	1	96,666	13,800
11300 NW 131st	Medley, FL	November 19, 2014	1	85,000	8,925
Terminal Way	Avenel, NJ	November 25, 2014	2	80,200	7,445
14605 Miller	Fontana, CA	December 2, 2014	1	265,500	22,899
Park Union City	Union City, CA	December 10, 2014	3	170,129	23,800
75th Ave	Landover, MD	December 17, 2014	5	384,352	31,215

Total			29	2,266,082	$235,741

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $236.7 million.
[2]	Includes an improved land parcel consisting of 1.2 acres (unaudited) that is separately leased for trailer storage.

The Company recorded revenues and net income for the year ended December 31, 2014 of approximately $7.0 million and $2.9 million, respectively, related to the above acquisitions.

During year ended December 31, 2013, the Company acquired 30 industrial buildings containing 1,916,394 square feet (unaudited), one improved land parcel consisting of 2.3 acres (unaudited), including one redevelopment property that contains 69,500 square feet (unaudited). The total aggregate initial investment was approximately $212.4 million, of which $90.8 million was recorded to land, $110.8 million to buildings and improvements, $10.8 million to intangible assets and $1.4 million to intangible liabilities.

The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2013:

Property Name	Location	Acquisition Date	Number of Buildings (Unaudited)	Square Feet (Unaudited)	Purchase Price (in thousands) [1]
107th Avenue	Medley, FL	March 6, 2013	1	49,284	$5,095
SeaTac 8th Ave	Burien, WA	March 21, 2013	1	68,583	6,450
240 Littlefield Avenue	South San Francisco, CA	April 3, 2013	1	67,800	8,400
101st Road [2]	Medley, FL	April 26, 2013	1	52,536	6,000
Americas Gateway	Doral, FL	May 22, 2013	6	306,924	23,725
Route 100	Elkridge, MD	June 12, 2013	2	348,610	16,650
1 Dodge Drive	West Caldwell, NJ	June 20, 2013	1	92,913	6,775
17 Madison	Fairfield, NJ	July 23, 2013	1	30,792	2,840
550 Delancy	Newark, NJ	July 25, 2013	1	52,086	15,000
Melanie Lane	East Hanover, NJ	September 30, 2013	3	166,735	20,000
Michele/Meadow	Carlstadt, NJ	October 17, 2013	2	90,225	9,875
60 Ethel	Piscataway, NJ	November 6, 2013	2	104,930	7,000
8215 Dorsey	Jessup, MD	November 15, 2013	1	88,438	6,000
4230 Forbes	Lanham, MD	December 11, 2013	1	55,877	5,600
14611 Broadway	Gardena, CA	December 19, 2013	1	40,000	6,000
3601 Pennsy	Landover, MD	December 23, 2013	1	71,400	7,000
JFK Airgate	Queens, NY	December 27, 2013	4	229,261	53,111

Total			30	1,916,394	$205,521

[1]	Excludes intangible liabilities and assumed mortgage premiums, if any. The total aggregate investment was approximately $212.4 million.
[2]	Includes an improved land parcel consisting of 2.3 acres (unaudited) that is separately leased for trailer storage and parking.

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

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the years ended December 31, 2014 and 2013 as if all of the Company’s acquisitions during the year ended December 31, 2014 occurred on January 1, 2013. The following pro forma results for the years ended December 31, 2014 and 2013 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2013, or of future results of operations (dollars in thousands, except per share data).

	For the Year Ended December 31,
	2014	2013
	(Unaudited)
Total revenues	$81,720	$65,306
Net income available to common stockholders, net of preferred stock dividends	17,000	8,288
Basic and diluted net income available to common stockholders per share, net of preferred stock dividends	$0.56	$0.39

Note 5. Discontinued Operations

The Company separately reports as discontinued operations the historical operating results attributable to properties sold and the applicable gain or loss on the disposition of the properties. Although this application may affect the presentation of the Company’s results of operations for the periods that it has already reported, there will be no effect on its previously reported consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08 on the reporting of discontinued operations, which amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). The Company elected to early adopt this standard as of January 1, 2014. Prior to the adoption, the results of operations for real estate properties sold or held for sale during the relevant reporting periods were shown under discontinued operations on the consolidated statements of operations. The results of operations for the two properties are included in discontinued operations for the years ended December 31, 2013 and 2012 because these properties were previously classified as held for sale and sold during the year ended December 31, 2013 and 2012. The Company’s other 2014 asset classified as held for sale does not qualify as discontinued operations under ASU 2014-08 and its operating results for the year ended December 31, 2014 are presented within income from continuing operations in the consolidated statements of operations.

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

The following summarizes the condensed results of operations of the properties sold for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Rental revenues	$—	$1,541	$2,636
Tenant expense reimbursements	—	380	579
Property operating expenses	—	(408)	(647)
Depreciation and amortization	—	(101)	(509)

Income from discontinued operations	$—	$1,412	$2,059

Note 6. Held for Sale Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of December 31, 2014, the Company has entered into an agreement with a third-party purchaser to sell one property located in the Washington, D.C./Baltimore market for a sales price of approximately $11.2 million (net book value of approximately $6.3 million). The sale of the property is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

The following summarizes the condensed results of operations of the property held for sale as of December 31, 2014, for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Rental revenues	$594	$594	$127
Tenant expense reimbursements	123	109	19
Property operating expenses	(123)	(116)	(23)
Depreciation and amortization	(261)	(313)	(73)

Income from operations	$333	$274	$50

Note 7. Debt

On May 8, 2014, the Company entered into a Third Amended and Restated Senior Credit Agreement (the “Facility”) with KeyBank National Association, as administrative agent and as a lender, KeyBanc Capital Markets, as a lead arranger and PNC Bank, National Association, Union Bank, N.A. and Regions Bank as lenders (collectively the “Lenders”) to, among other matters, add a seven-year $50.0 million term loan to the existing $150.0 million facility, which included a $100.0 million revolving credit facility and a five-year $50.0 million term loan. The seven-year $50.0 million term loan maturity date under the Facility is May 2021. The five-year $50.0 million term loan maturity date under the Facility was extended to May 2019 (previously January 2018) and the maturity date of the revolving credit facility was extended to May 2018 (previously January 2016) with one 12-month extension option exercisable by the Company, subject, among other things, to there being an absence of an event of default under the Facility and to the payment of an extension fee.

On December 8, 2014 the Company entered into a first amendment to the Facility (the “Amended Facility”) with KeyBank National Association, as administrative agent and as a lender, and PNC Bank, National Association, MUFG Union Bank, N.A., Regions Bank and Goldman Sachs Bank USA as lenders to add a five-year $100.0 million term loan to the Company’s existing $200.0 million credit facility. The five-year $100.0 million term loan matures in March 2020.

The aggregate amount of the Amended Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $100.0 million revolving credit facility, the $50.0 million five-year term loan, the $50.0 million seven-year term loan and the $100.0 million five-year term loan or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the five-year and seven-year term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at December 31, 2014) for the revolving credit facility and each of the five-year term loans and 1.75% to 2.30% (1.75% at December 31, 2014) for the seven-year term loan, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.

The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Amended Facility. The Amended Facility is guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility has been modified to be unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Amended Facility. As of

December 31, 2014, there no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. As of December 31, 2013, there were $31.0 million of borrowings outstanding on the revolving credit facility and $50.0 million of borrowings outstanding on a five-year term loan. The Company was in compliance with the covenants under the Amended Facility at December 31, 2014 and 2013.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2015 and 2021. As of December 31, 2014, the Company had nine mortgage loans payable totaling approximately $104.5 million, which bear interest at a weighted average fixed annual rate of 4.5%. As of December 31, 2013, the Company had nine mortgage loans payable totaling approximately $108.3 million, which bore interest at a weighted average fixed annual interest rate of 4.5%. As of December 31, 2014 and 2013, the total net book value of the properties securing the debt was approximately $213.4 million and $218.0 million, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company capitalized approximately $0.3 million, $0.2 million and $0, respectively, of interest associated with redevelopment and expansion activities.

The scheduled principal payments of the Company’s debt as of December 31, 2014 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Mortgage Loans Payable	Total Debt
2015	$—	$—	$24,788	$24,788
2016	—	—	12,130	12,130
2017	—	—	1,916	1,916
2018	—	—	1,910	1,910
2019	—	50,000	18,806	68,806
Thereafter	—	150,000	44,348	194,348

Subtotal	—	200,000	103,898	303,898
Unamortized net premiums	—	—	603	603

Total Debt	$—	$200,000	$104,501	$304,501

Weighted Average Interest Rate	n/a	1.7%	4.5%	2.7%

Note 8. Leasing

The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of December 31, 2014. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2015	$57,918
2016	51,459
2017	45,719
2018	36,776
2019	26,839
Thereafter	57,083

Total	$275,794

Note 9. Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash payments principally related to its borrowings.

Derivative Instruments

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps involve the receipt of variable amounts from a counterparty at the end of each period in which the interest rate exceeds the agreed fixed price. The Company does not use derivatives for trading or speculative purposes. The Company requires that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. As a result, there is no significant ineffectiveness from any of its derivative activities.

The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative that is designated and that qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially recorded in accumulated other comprehensive income (loss) (“AOCI”). Amounts recorded in AOCI are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

On October 31, 2014, the Company executed a forward-starting interest rate cap transaction to hedge the variable cash flows associated with its existing $50.0 million seven-year variable-rate term loan that generally bears interest at LIBOR plus 1.75% to 2.30%, depending on leverage. The cap has a notional value of $50.0 million, which is in effect beginning in December 1, 2014. The Company is required to make certain monthly variable rate payments on the $50.0 million seven-year term loan, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us in the event LIBOR is greater than 4.0%, referencing the same notional amount. The interest rate cap will effectively cap the annual interest rate payable on the $50.0 million seven-year term at 4.0% plus 1.75% to 2.30%, depending on leverage for the period from October 31, 2014 to May 1, 2021.

The Company records all derivative instruments on a gross basis in other assets on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

	Effective Date	Maturity Date	Interest Rate Strike	Fair Value		Notional Amount
				December 31,		December 31,
				2014	2013	2014	2013
Derivative Instrument
Assets:
Interest Rate Cap	10/31/2014	5/1/2021	4.0%	$688	$—	$50,000	$—

Note 10. Fair Value Measurements

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

Recurring Measurements – Interest Rate Contracts

Fair Value of Interest Rate Cap

Currently, the Company uses an interest rate cap agreement to manage its interest rate risk. The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of December 31, 2014, the Company applied the provisions of this standard to the valuation of its interest rate cap.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2014 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate cap at:
December 31, 2014	$688	$—	$688	$—

Financial Instruments Disclosed at Fair Value

As of December 31, 2014 and 2013, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs.

The fair value of the Company’s mortgage loans payable was estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, and assuming the loans are outstanding through maturity. The fair value of the Company’s credit facility approximated its carrying value because the variable interest rate approximates market borrowing rates available to the Company, which are Level 2 inputs.

The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
December 31, 2014	$305,660	$—	$305,660	$—	$304,501
December 31, 2013	$188,737	$—	$188,737	$—	$189,313

Note 11. Stockholders’ Equity

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

On February 28, 2014, the Company established an at-the-market equity offering program (the “ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000 in amounts and at times to be determined by the Company from time to time. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Amended Facility. During the year ended December 31, 2014, the Company did not issue any shares of common stock under the ATM Program.

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

On December 9, 2014, the Company completed a public follow-on offering of 9,775,000 shares of its common stock at a price per share of $19.60. The net proceeds of the follow-on offering were approximately $183.0 million after deducting the underwriting discount and offering costs of approximately $8.6 million. The Company intends to use the net proceeds to acquire industrial properties and for general corporate purposes. As of December 31, 2014, 42,869,463 shares of common stock were issued and outstanding, including 156,488 non-vested restricted stock awards. As of December 31, 2013, 24,990,120 shares of common stock were issued and outstanding, including 156,568 non-vested restricted stock awards.

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

In connection with the annual meeting of stockholders on May 9, 2014, the Company granted a total of 16,140 shares of unrestricted common stock to its independent directors under the Company’s Amended and Restated

2010 Equity Incentive Plan with a grant date fair value per share of $18.59. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the year ended December 31, 2014 related to this issuance.

As of both December 31, 2014 and 2013, 1,840,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding. Dividends on the Series A Preferred Stock are payable when, as and if authorized by the Company’s board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up, senior to the Company’s common stock.

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

As of December 31, 2014, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Company’s Amended and Restated 2010 Equity Incentive Plan, of which 1,304,840 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2014 ranged from $14.20 to $20.00. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s common stock on the date of grant. The fair value of the restricted stock that was granted during the year ended December 31, 2014 was $1.0 million and the vesting period for the restricted stock is five years. As of December 31, 2014, the Company had approximately $1.8 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.2 years. The Company recognized compensation costs of approximately $1.1 million, $0.9 million and $0.7 million, respectively, for the years ended December 31, 2014, 2013 and 2012 related to the restricted stock issuances. The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the years ended December 31, 2014, 2013 and 2012.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2011	133,526	$19.54
Granted	47,536	14.20
Forfeited	(4,917)	19.81
Vested	(27,020)	19.81

Non-vested shares outstanding as of December 31, 2012	149,125	17.78
Granted	48,891	17.08
Forfeited	(9,122)	18.29
Vested	(32,326)	18.29

Non-vested shares outstanding as of December 31, 2013	156,568	17.43
Granted	51,146	18.38
Forfeited	(12,943)	18.33
Vested	(38,283)	18.33

Non-vested shares outstanding as of December 31, 2014	156,488	$17.45

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2014:

Non-vested Shares Vesting Schedule	Number of Shares
2015	61,102
2016	35,198
2017	29,531
2018	20,158
2019	10,499

Total Non-vested Shares	156,488

Long-Term Incentive Plan:

As of December 31, 2014, there are three open performance measurement periods for the Performance Share awards: January 1, 2012 to December 31, 2014, January 1, 2013 to December 31, 2015 and January 1, 2014 to December 31, 2016. The Performance Share awards related to the performance measurement periods from February 16, 2010 to December 31, 2013 resulted in no compensation expense as the Compensation Committee of the Board of Directors determined that the Company’s total shareholder return did not exceed the applicable metrics during the performance measurement period. The Company recorded compensation costs of approximately $0.7 million, $0.9 million and $0.1 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

Dividends:

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2014 and 2013:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2014	Common stock	$0.130000	February 19, 2014	April 7, 2014	April 21, 2014
March 31, 2014	Preferred stock	$0.484375	February 19, 2014	March 10, 2014	March 31, 2014
June 30, 2014	Common stock	$0.140000	May 9, 2014	July 7, 2014	July 21, 2014
June 30, 2014	Preferred stock	$0.484375	May 9, 2014	June 11, 2014	June 30, 2014
September 30, 2014	Common stock	$0.140000	August 8, 2014	October 7, 2014	October 21, 2014
September 30, 2014	Preferred stock	$0.484375	August 8, 2014	September 12, 2014	September 30, 2014
December 31, 2014	Common stock	$0.160000	November 4, 2014	December 31, 2014	January 14, 2015
December 31, 2014	Preferred stock	$0.484375	November 4, 2014	December 12, 2014	December 31, 2014

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2013	Common stock	$0.120000	February 19, 2013	April 5, 2013	April 19, 2013
March 31, 2013	Preferred stock	$0.484375	February 19, 2013	March 11, 2013	March 31, 2013
June 30, 2013	Common stock	$0.130000	May 7, 2013	July 5, 2013	July 19, 2013
June 30, 2013	Preferred stock	$0.484375	May 7, 2013	June 11, 2013	July 1, 2013
September 30, 2013	Common stock	$0.130000	August 6, 2013	October 7, 2013	October 21, 2013
September 30, 2013	Preferred stock	$0.484375	August 6, 2013	September 11, 2013	September 30, 2013
December 31, 2013	Common stock	$0.130000	November 5, 2013	December 31, 2013	January 14, 2014
December 31, 2013	Preferred stock	$0.484375	November 5, 2013	December 11, 2013	December 31, 2013

Note 12. Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the years ended December 31, 2014, 2013 and 2012.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 157,386, 156,203 and 147,200 of weighted average unvested restricted shares outstanding for the years ended December 31, 2014, 2013 and 2012.

Note 13. Quarterly Results of Operations – Unaudited

The following tables summarize the Company’s quarterly financial information. All fiscal quarters have been revised in accordance with guidance on accounting for discontinued operations.

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$15,804	$16,610	$17,714	$18,747
Total costs and expenses	(12,426)	(12,230)	(12,806)	(14,105)
Total other income and expenses	(1,593)	(1,659)	(1,470)	(1,868)
Income from continuing operations	1,785	2,721	3,438	2,774
Income from discontinued operations	—	—	—	—
Gain on sales of real estate investments	—	—	—	—
Net income available to common stockholders, net of preferred stock dividends	$888	$1,823	$2,535	$1,880
Earnings per Common Share – Basic and Diluted:
Income from continuing operations available to common stockholders, net of preferred stock dividends [1]	0.04	0.06	0.08	0.05
Income from discontinued operations [1]	—	—	—	—

Net income available to common stockholders, net of preferred stock dividends [1]	$0.04	$0.06	$0.08	$0.05

Basic and Diluted Weighted Average Common Shares Outstanding	24,850,760	28,419,154	32,937,432	35,381,477

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$10,029	$10,815	$11,516	$13,169
Total costs and expenses	(7,930)	(8,906)	(9,131)	(11,006)
Total other income and expenses	(1,515)	(1,537)	(1,452)	(1,601)
Income from continuing operations	584	372	933	562
Income from discontinued operations	210	450	392	360
Gain on sales of real estate investments	—	—	—	2,778
Net income (loss) available to common stockholders, net of preferred stock dividends	$(97)	$(69)	$432	$2,790
Earnings per Common Share – Basic and Diluted:
Income (loss) from continuing operations available to common stockholders,net of preferred stock dividends [1]	(0.01)	(0.02)	—	(0.01)
Income from discontinued operations [1]	—	0.02	0.02	0.12

Net income (loss) available to common stockholders, net of preferred stock dividends [1]	$(0.01)	$—	$0.02	$0.11

Basic and Diluted Weighted Average Common Shares Outstanding	15,792,553	19,076,760	24,208,008	24,833,304

[1]

The above quarterly income (losses) per share calculations are based on the weighted average number of common shares outstanding during each quarter. The income (losses) per share calculation for the years ended December 31, 2014 and 2013 in the consolidated statements of operations is based on the weighted average number of common shares outstanding for the years ended December 31, 2014 and 2013, respectively. The sum of the quarterly financial data may vary from the years ended December 31, 2014 and 2013 data due to rounding.

Note 14. Commitments and Contingencies

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

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos at one of the Company’s properties may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals to manage them carefully and to notify local officials that the chemicals are being used.

The Company could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to its stockholders. The Company generally obtains “Phase I environmental site assessments”, or ESAs, on each property prior to acquiring it. However, these ESAs may not reveal all environmental costs that might have a material adverse effect on the Company’s business, assets, results of operations or liquidity and may not identify all potential environmental liabilities.

The Company utilizes local third party property managers for day-to-day property management and will rely on these third parties to operate its industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify the Company of any environmental contaminations or similar issues.

As a result, the Company may become subject to material environmental liabilities of which it is unaware. The Company can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on it, or (2) the environmental condition of the Company’s industrial properties will not be affected by the condition of the properties in the vicinity of its industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company. The Company was not aware of any significant or material exposures as of December 31, 2014 or 2013.

General Uninsured Losses. The Company carries property and rental loss, liability and terrorism insurance. The Company believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, the Company’s properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, the Company has obtained, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property. The Company was not aware of any significant or material exposures as of December 31, 2014 and 2013.

Contractual Commitments. As of February 11, 2015, the Company had five outstanding contracts with third-party sellers to acquire five industrial properties consisting of 641,593 square feet (unaudited). There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence, various closing conditions and with respect to one of the properties, the consent of the mortgage lender. The following table summarizes certain information with respect to the properties the Company has under contract1:

Market	Number of Buildings	Square Feet (Unaudited)	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City [2]	—	—	9,416	—
San Francisco Bay Area	4	300,620	37,200	—
Seattle	4	138,154	12,250	4,837
Miami	2	87,532	8,500	—
Washington, D.C./Baltimore	1	115,287	10,360	—

Total	11	641,593	$77,726	$4,837

[1]	Excludes unfunded capital commitments of $0.7 million to expand an existing 413,000 square foot (unaudited) facility by approximately 190,000 square feet (unaudited).
[2]	Represents one improved land parcel consisting of 4.5 acres (unaudited).

As of February 11, 2015, the Company has executed one non-binding letter of intent with a third-party seller to acquire one industrial property consisting of 34,200 square feet (unaudited). The total purchase price for the industrial property is approximately $3.2 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There is no assurance that the Company will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.

As of February 11, 2015, the Company had one outstanding contract with a third-party purchaser to sell one property, consisting of 84,961 square feet (unaudited), located in the Washington, D.C./Baltimore market for a sales price of approximately $11.2 million. There is no assurance that the Company will sell the property under contract because the proposed disposition is subject to the completion of satisfactory due diligence and various closing conditions.

Note 15. Subsequent Events

On January 23, 2015, the Company acquired one industrial building located in Doral, Florida containing 106,810 square feet (unaudited) for a total purchase price of approximately $9.9 million. The property was acquired from an unrelated third party using existing cash on hand.

On January 29, 2015, the Company acquired six industrial buildings located in Washington, D.C. containing 820,207 square feet (unaudited) for a total purchase price of approximately $115.5 million. The property was acquired from an unrelated third party using existing cash on hand.

Terreno Realty Corporation

Schedule III

Real Estate Investments and Accumulated Depreciation

As of December 31, 2014

(in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/14
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Los Angeles
630 Glasgow	1	Inglewood, CA	$2,321	$2,245	$1,855	$363	$2,245	$2,218	$4,463	$266	2011	1988
747 Glasgow	1	Inglewood, CA	—	1,759	1,555	62	1,759	1,617	3,376	32	2014	1981
14605 Miller Ave	1	Fontana, CA	—	8,695	12,945	—	8,695	12,945	21,640	14	2014	1990
14611 Broadway	1	Gardena, CA	—	4,757	1,243	613	4,757	1,856	6,613	93	2013	1962
19601 Hamilton	1	Torrance, CA	6,378	7,409	4,072	8	7,409	4,080	11,489	352	2011	1985
California	1	Corona, CA	—	3,225	4,416	4	3,225	4,420	7,645	65	2014	1994
Garfield	5	Commerce, CA	24,627	27,539	22,694	951	27,539	23,645	51,184	1,849	2012	2002
Las Hermanas	1	Compton, CA	—	3,330	751	178	3,330	929	4,259	17	2014	1970
Manhattan Beach	1	Redondo Beach, CA	—	7,874	5,641	53	7,874	5,694	13,568	372	2012	1963/1970
South Main	3	Carson, CA	—	10,072	4,849	—	10,072	4,849	14,921	272	2012	1966
South Main II	1	Carson, CA	—	6,299	2,196	—	6,299	2,196	8,495	30	2014	1963/2012
Whittier	1	Whittier, CA	—	7,736	7,902	412	7,736	8,314	16,050	597	2012	2004
Northern New Jersey/ New York City
1 Dodge Drive	1	West Caldwell, NJ	—	3,819	2,982	581	3,819	3,563	7,382	135	2013	1985
17 Madison	1	Fairfield, NJ	—	974	1,647	65	974	1,712	2,686	70	2013	1979
20 Pulaski	1	Bayonne, NJ	—	4,003	4,946	116	4,003	5,062	9,065	104	2014	1965
341 Michele	1	Carlstadt, NJ	—	2,372	4,798	76	2,372	4,874	7,246	150	2013	1973
465 Meadow	1	Carlstadt, NJ	—	713	1,618	—	713	1,618	2,331	50	2013	1972
550 Delancy	1	Newark, NJ	—	9,230	4,855	10	9,230	4,865	14,095	214	2013	1987
620 Division	1	Elizabeth, NJ	6,335	6,491	3,568	2,981	6,491	6,549	13,040	627	2011	1980
900 Hart	1	Piscataway, NJ	—	3,202	3,866	186	3,202	4,052	7,254	22	2014	1983
Belleville	1	Kearny, NJ	13,670	12,845	18,041	68	12,845	18,109	30,954	1,642	2011	2006
Dell	1	Carlstadt, NJ	—	6,641	771	23	6,641	794	7,435	68	2011	1972
Ethel	2	Piscataway, NJ	—	2,748	3,801	865	2,748	4,666	7,414	148	2013	1981/1984
Interstate	2	South Brunswick, NJ	—	13,686	12,135	8,914	13,686	21,049	34,735	1,491	2010/2013	1999/2014
JFK Airgate	4	Queens, NY	—	18,282	32,933	58	18,282	32,991	51,273	1,002	2013	1986/1991
Melanie Lane	3	East Hanover, NJ	—	5,931	13,178	481	5,931	13,659	19,590	484	2013	1980/1998
Middlebrook	18	Bound Brook, NJ	13,350	16,442	10,241	6,066	16,442	16,307	32,749	2,614	2010	1958/1976
Terminal Way	2	Avenel, NJ	—	3,537	3,598	—	3,537	3,598	7,135	12	2014	1950/1968

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/14
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
San Francisco Bay Area
238/242 Lawrence	2	South San Francisco, CA	689	6,674	2,655	835	6,674	3,490	10,164	509	2010	1986
240 Littlefield	1	South San Francisco, CA	—	5,107	3,293	2,847	5,107	6,140	11,247	92	2013	2013
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	416	1,352	1,614	2,966	263	2010	1968
631 Brennan	1	San Jose, CA	—	1,932	2,245	447	1,932	2,692	4,624	180	2012	1975
Ahern	2	Union City, CA	3,348	3,246	2,749	402	3,246	3,151	6,397	438	2010	1986
Burroughs	3	San Leandro, CA	—	5,400	7,092	100	5,400	7,192	12,592	128	2014	1966
Caribbean	3	Sunnyvale, CA	—	17,483	14,493	1,635	17,483	16,128	33,611	1,027	2012	1980/1981
Carlton Court	1	South San Francisco, CA	—	2,036	1,475	108	2,036	1,583	3,619	111	2012	1981
Clawiter	1	Hayward, CA	4,669	5,964	1,159	23	5,964	1,182	7,146	88	2011	1967
Park Union City	3	Union City, CA	—	8,468	14,165	—	8,468	14,165	22,633	16	2014	1989
Fortune/Qume	1	San Jose, CA	—	2,518	2,484	707	2,518	3,191	5,709	575	2010	1980
Warm Springs I and II	2	Fremont, CA	—	3,664	2,782	1,119	3,664	3,901	7,565	848	2010	1984
Seattle
79 Ave South	1	Kent, WA	—	1,267	1,503	205	1,267	1,708	2,975	21	2014	2000
3401 Lind	1	Renton, WA	5,685	2,999	6,707	—	2,999	6,707	9,706	36	2014	1984/2012
17600 West Valley Highway	1	Tukwila, WA	4,740	3,361	5,260	303	3,361	5,563	8,924	391	2012	1986
Auburn 1307	1	Auburn, WA	—	4,253	5,034	—	4,253	5,034	9,287	52	2014	2002
Kent 188	1	Kent, WA	5,098	3,251	4,719	1,179	3,251	5,898	9,149	715	2010	1979
Kent 216	1	Kent, WA	—	3,672	5,408	276	3,672	5,684	9,356	29	2014	1996
SeaTac 8th Avenue	1	Burien, WA	—	2,501	4,020	332	2,501	4,352	6,853	231	2013	1988
SW 34th	1	Renton, WA	2,707	2,912	3,289	—	2,912	3,289	6,201	81	2014	1996/2010
Valley Corporate	2	Kent, WA	8,360	5,264	9,096	341	5,264	9,437	14,701	792	2011	1987
Miami
10th Avenue	1	Hialeah, FL	—	6,376	2,624	1,179	6,376	3,803	10,179	575	2010	1957/2005
26th Street	2	Miami, FL	—	4,569	6,183	27	4,569	6,210	10,779	374	2012	1973
39th Street	1	Doral, FL	1,921	1,420	2,717	8	1,420	2,725	4,145	231	2011	2002
48th Avenue	2	Miami Gardens, FL	—	4,322	2,187	47	4,322	2,234	6,556	177	2011	1987
60th Avenue	1	Miami Lakes, FL	—	6,203	1,567	6,345	6,203	7,912	14,115	1,129	2010	1971/2011
70th Avenue	1	Miami, FL	—	1,434	2,333	136	1,434	2,469	3,903	224	2011	1999
78th Avenue	1	Doral, FL	—	2,445	1,755	1,885	2,445	3,640	6,085	285	2012	1977
107th Avenue	1	Medley, FL	—	2,787	2,036	30	2,787	2,066	4,853	109	2013	2001
101st Road	1	Medley, FL	—	2,647	3,258	552	2,647	3,810	6,457	304	2013	2012
131st Street	1	Medley, FL	—	2,903	5,729	—	2,903	5,729	8,632	19	2014	1999
Americas Gateway	6	Doral, FL	—	11,152	11,721	663	11,152	12,384	23,536	603	2013	1978/1982
Washington, D.C./Baltimore
75th Ave	5	Landover, MD	—	10,658	18,615	—	10,658	18,615	29,273	21	2014	1987/1990
3601 Pennsy	1	Landover, MD	—	2,331	4,375	11	2,331	4,386	6,717	137	2013	1996

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/14
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
4230 Forbes	1	Lanham, MD	—	1,736	2,395	111	1,736	2,506	4,242	90	2013	2003
8215 Dorsey	1	Jessup, MD	—	2,263	3,200	—	2,263	3,200	5,463	102	2013	1965/1981
8730 Bollman	1	Savage, MD	—	4,361	2,757	527	4,361	3,284	7,645	298	2011	1984
Dorsey	1	Jessup, MD	—	3,207	2,383	1,258	3,207	3,641	6,848	440	2011	1977
Global Plaza	1	Sterling, VA	—	1,948	3,619	7	1,948	3,626	5,574	277	2012	2006
Hampton	1	Capitol Heights, MD	—	5,095	11,672	—	5,095	11,672	16,767	202	2014	2006
Junction	1	Annapolis Junction, MD	—	2,526	10,419	—	2,526	10,419	12,945	35	2014	1989/2012
Parkway	1	Hanover, MD	—	4,543	12,094	—	4,543	12,094	16,637	266	2014	1968/2012
Route 100	2	Elkridge, MD	—	6,492	9,403	1,135	6,492	10,538	17,030	473	2013	1973/1974
Sweitzer	1	Laurel, MD	—	2,541	3,835	12	2,541	3,847	6,388	237	2012	1995
Troy Hill	1	Elkridge, MD	—	1,409	5,033	20	1,409	5,053	6,462	320	2012	2003

Subtotal	126		103,898	390,548	425,833	48,362	390,548	474,195	864,743	26,343
Unamortized net premiums	—		603	—	—	—	—	—	—	—
Intangible assets	—		—	—	—	—	—	—	43,492	19,750

Total	126		$104,501	$390,548	$425,833	$48,362	$390,548	$474,195	$908,235	$46,093

Terreno Realty Corporation

Schedule III

Real Estate Investments and Accumulated Depreciation – (Continued)

As of December 31, 2014

(in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Investment in Properties
Balance at beginning of year	$651,839	$445,348
Acquisition of properties	236,747	212,434
Disposition of properties	—	(16,500)
Properties held for sale	(6,962)	—
Improvements, net of write-offs	19,649	10,557

Balance at end of year	$901,273	$651,839

	2014	2013
Accumulated Depreciation
Balance at beginning of year	$27,103	$15,648
Amortization of lease intangible assets	6,942	4,448
Depreciation expense	12,127	8,034
Accumulated depreciation on properties held for sale	(647)	—
Disposition of properties and write-offs	(79)	(1,027)

Balance at end of year	$45,446	$27,103

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 11, 2015.

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

Signature	Title	Date

/s/ W. Blake Baird W. Blake Baird	Chairman, Chief Executive Officer and Director (principal executive officer)	February 11, 2015

/s/ Michael A. Coke	President and Director	February 11, 2015
Michael A. Coke

/s/ Jaime J. Cannon Jaime J. Cannon	Chief Financial Officer (principal financial and accounting officer)	February 11, 2015

/s/ LeRoy E. Carlson	Director	February 11, 2015
LeRoy E. Carlson

/s/ Peter J. Merlone	Director	February 11, 2015
Peter J. Merlone

/s/ Douglas M. Pasquale	Director	February 11, 2015
Douglas M. Pasquale

/s/ Dennis Polk	Director	February 11, 2015
Dennis Polk

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of Registrant, as amended (previously filed as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

3.2	Articles Supplementary for Registrant’s 7.75% Series A Cumulative Redeemable Preferred Stock (as previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 19, 2012 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate of Registrant (previously filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 on January 15, 2010 and incorporated herein by reference).

4.2	Specimen Certificate for the Company’s 7.75% Series A Cumulative Redeemable Preferred Stock (previously filed as Exhibit 4.1 to the Company’s Form 8-A on July 13, 2012 and incorporated herein by reference).

10.1+	Amended and Restated Severance Agreement between Registrant and W. Blake Baird, dated as of February 18, 2014 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated herein by reference).

10.2+	Amended and Restated Severance Agreement between Registrant and Michael A. Coke dated as of February 18, 2014 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated herein by reference).

10.3+	Severance Agreement between Registrant and Jaime J. Cannon dated as of February 18, 2014 (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated herein by reference).

10.4+	Amended and Restated 2010 Equity Incentive Plan of Registrant (previously filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A on March 19, 2014 and incorporated herein by reference).

10.5+	Form of Restricted Stock Award Agreement for Executive Officers and Employees (previously filed as Exhibit 10.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.6+	Form of Restricted Stock Award Agreement for Non-Employee Directors (previously filed as Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.7+	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers (previously filed as Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.8+	Amended and Restated Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated by reference herein).

10.9+	Form of Award Notice under the Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.10+	Form of Subscription Agreement (previously filed as Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.11	Third Amended and Restated Senior Credit Agreement, dated as of May 8, 2014, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, KeyBanc Capital Markets as “Lead Arranger,” and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 14, 2014 and incorporated herein by reference).

10.12	First Amendment to the Third Amended and Restated Senior Credit Agreement, dated as of December 8, 2014, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, KeyBanc Capital Markets as “Lead Arranger,” and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 12, 2014 and incorporated herein by reference).

10.13	Agreement of Purchase and Sale, dated as of December 20, 2013, between Prologis Targeted U.S. Logistics Fund, L.P. and Terreno Airgate LLC (previously filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K on February 19, 2014 and incorporated herein by reference).

10.14	Sale Contract, dated as of December 6, 2014, by and between SMC-United Industrial Limited Partnership and Terreno Realty LLC (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on February 4, 2015 and incorporated herein by reference).

10.15	First Amendment to Sale Contract, dated as of January 8, 2015, by and between SMC-United Industrial Limited Partnership and Terreno Realty LLC (previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K on February 4, 2015 and incorporated herein by reference).

10.16	Second Amendment to Sale Contract, dated as of January 16, 2015, by and between SMC-United Industrial Limited Partnership and Terreno Realty LLC (previously filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K on February 4, 2015 and incorporated herein by reference).

12.1*	Statement of Computation of Ratios.

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of President, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Terreno Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements and (vii) Schedule III-Real Estate Investments and Accumulated Depreciation.

*	Filed herewith.
**	Furnished herewith.
+	Exhibit is a management contract or compensatory plan or arrangement.