Form 10-Q
period 2015-03-31
Terreno Realty Corp
filed 2015-05-06
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The registrant had 43,011,685 shares of its common stock, $0.01 par value per share, outstanding as of May 1, 2015.

Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments in real estate
Land	$464,871	$388,007
Buildings and improvements	533,578	470,348
Intangible assets	53,075	42,918

Total investments in properties	1,051,524	901,273
Accumulated depreciation and amortization	(51,456)	(45,446)

Net investments in properties	1,000,068	855,827
Properties held for sale, net	12,975	6,315

Net investments in real estate	1,013,043	862,142
Cash and cash equivalents	35,206	190,601
Restricted cash	4,671	6,963
Deferred financing costs, net	2,795	2,986
Other assets, net	15,908	14,074

Total assets	$1,071,623	$1,076,766

LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable	200,000	200,000
Mortgage loans payable	103,618	104,501
Security deposits	6,052	5,315
Intangible liabilities, net	5,239	3,556
Dividends payable	6,860	6,859
Accounts payable and other liabilities	11,822	9,499

Total liabilities	333,591	329,730
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and 1,840,000 shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	46,000
Common stock: $0.01 par value, 400,000,000 shares authorized, and 42,875,085 and 42,869,463 shares issued and outstanding, respectively	428	428
Additional paid-in capital	692,743	700,755
Accumulated deficit	(845)	—
Accumulated other comprehensive loss	(294)	(147)

Total stockholders’ equity	738,032	747,036

Total liabilities and equity	$1,071,623	$1,076,766

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
REVENUES
Rental revenues	$17,807	$12,071
Tenant expense reimbursements	5,324	3,733

Total revenues	23,131	15,804

COSTS AND EXPENSES
Property operating expenses	7,130	4,822
Depreciation and amortization	7,626	4,366
General and administrative	3,835	2,356
Acquisition costs	3,218	882

Total costs and expenses	21,809	12,426

OTHER INCOME (EXPENSE)
Interest and other income (expense)	7	(5)
Interest expense, including amortization	(2,174)	(1,588)

Total other income and expenses	(2,167)	(1,593)

Net (loss) income	(845)	1,785
Preferred stock dividends	(891)	(891)

Net (loss) income, net of preferred stock dividends	(1,736)	894
Allocation to participating securities	—	(6)

Net (loss) income available to common stockholders, net of preferred stock dividends	$(1,736)	$888

EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net (loss) income available to common stockholders, net of preferred stock dividends	$(0.04)	$0.04

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	42,731,802	24,850,760

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net (loss) income	$(845)	$1,785
Other comprehensive loss: cash flow hedge adjustment	(147)	—

Comprehensive (loss) income	$(992)	$1,785

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

						Accumulated
		Common Stock		Additional		Other
	Preferred	Number of		Paid-	Accumulated	Comprehensive
	Stock	Shares	Amount	in Capital	Deficit	Loss	Total
Balance as of December 31, 2014	$46,000	42,869,463	$428	$700,755	$—	$(147)	$747,036
Net loss	—	—	—	—	(845)	—	(845)
Repurchase of common stock	—	(20,035)	—	(497)	—	—	(497)
Issuance of restricted stock	—	25,657	—	—	—	—	—
Stock-based compensation	—	—	—	236	—	—	236
Common stock dividends	—	—	—	(6,860)	—	—	(6,860)
Preferred stock dividends	—	—	—	(891)	—	—	(891)
Other comprehensive loss	—	—	—	—	—	(147)	(147)

Balance as of March 31, 2015	$46,000	42,875,085	$428	$692,743	$(845)	$(294)	$738,032

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(845)	$1,785
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Straight-line rents	(1,308)	(453)
Amortization of lease intangibles	(581)	(228)
Depreciation and amortization	7,626	4,366
Deferred financing cost and mortgage premium amortization	76	65
Stock-based compensation	1,641	525
Changes in assets and liabilities
Other assets	(658)	(1,079)
Accounts payable and other liabilities	(234)	837

Net cash provided by operating activities	5,717	5,818

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	2,818	(187)
Cash paid for property acquisitions	(151,015)	(30,685)
Cash paid for deposits on property acquisitions	(525)	(100)
Additions to buildings, improvements and leasing costs	(3,365)	(2,091)

Net cash used in investing activities	(152,087)	(33,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(497)	(284)
Borrowings on credit facility	—	36,500
Payments on mortgage loans payable	(768)	(6,619)
Payment of deferred financing costs	(10)	(1)
Dividends paid to common stockholders	(6,859)	(3,249)
Dividends paid to preferred stockholders	(891)	(891)

Net cash (used in) provided by financing activities	(9,025)	25,456
Net decrease in cash and cash equivalents	(155,395)	(1,789)
Cash and cash equivalents at beginning of period	190,601	6,989

Cash and cash equivalents at end of period	$35,206	$5,200

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$2,153	$1,870
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$3,563	$3,061

Reconciliation of cash paid for property acquisitions
Acquisition of properties	$154,132	$33,882
Assumption of mortgage loans payable	—	(2,764)
Mortgage premiums	—	(43)
Assumption of other assets and liabilities	(3,117)	(390)

Net cash paid for property acquisitions	$151,015	$30,685

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of March 31, 2015, the Company owned 137 buildings (including three buildings held for sale) aggregating approximately 10.4 million square feet.

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

Basis of Presentation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim consolidated financial statements include all of the Company’s accounts and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the financial statements contained in the Company’s 2014 Annual Report on Form 10-K and the notes thereto, which was filed with the Securities and Exchange Commission on February 11, 2015.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded during the three months ended March 31, 2015 or 2014.

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

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.6 million and $0.2 million, respectively, for the three months ended March 31, 2015 and 2014. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of March 31, 2015 is 3.5 years. As of March 31, 2015 and December 31, 2014, the Company’s intangible assets and liabilities, including held for sale, consisted of the following (dollars in thousands):

	March 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$50,134	$(20,412)	$29,722	$39,413	$(17,154)	$22,259
Above-market leases	$4,332	$(2,771)	$1,561	$4,079	$(2,596)	$1,483
Below-market leases	$(9,627)	$4,388	$(5,239)	$(7,188)	$3,632	$(3,556)

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

Discontinued Operations. The Company considers a property to be classified as discontinued operations when it meets the criteria established under Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Disposals that represent a strategic shift that should have or will have a major effect on the Company’s operations and financial results qualify as discontinued operations.

Held for Sale Assets. The Company considers a property to be held for sale when it meets the criteria established under Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment (Note 5). Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.

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

As of March 31, 2015 and December 31, 2014, approximately $13.1 million and $10.6 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.3 million and $0.4 million as of March 31, 2015 and December 31, 2014, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $2.8 million and $2.6 million as of March 31, 2015 and December 31, 2014, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of March 31, 2015 and December 31, 2014, the net unamortized mortgage premiums were approximately $0.5 million and $0.6 million, respectively, and were included as a component of mortgage loans payable on the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of March 31, 2015 and December 31, 2014, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

As of March 31, 2015, the Company had one interest rate cap to hedge the variable cash flows associated with its $50.0 million seven-year variable-rate term loan which matures on May 1, 2021. The cap has a notional value of $50.0 million and will effectively cap the annual interest rate payable on the $50.0 million seven-year term at 4.0% plus 1.75% to 2.30%, depending on leverage for the period from December 1, 2014 (effective date) to May 1, 2021. The Company records all derivative instruments on a gross basis in other assets on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2015, the fair value of the interest rate cap was approximately $0.5 million.

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

As of March 31, 2015 and December 31, 2014, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair value of the Company’s derivative instrument was evaluated based on Level 2 inputs. The fair value of the Company’s mortgage loans payable was estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, and assuming the loans are outstanding through maturity. The fair value of the Company’s credit facility approximated its carrying value because the variable interest rate approximates market borrowing rates available to the Company, which are Level 2 inputs. As of March 31, 2015 and December 31, 2014, the estimated fair value of the Company’s debt was approximately $305.3 million and $305.7 million, respectively.

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

In August 2014, the FASB issued ASU 2014-15, update to ASC subtopic 250-40, Presentation of Financial Statements-Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principals that are currently in the U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principals for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company will adopt the guidance effective January 1, 2017 and is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, update to ASC subtopic 835-30, Interest – Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs. The amendment requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than an asset. ASU 2015-03 is effective for annual reporting periods ending after December 15, 2015, and early adoption is permitted. The Company will adopt the guidance effective January 1, 2016 and is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements.

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

As of March 31, 2015, the Company owned 41 buildings and 2.6 million square feet located in Northern New Jersey/New York City and 25 buildings and 2.7 million square feet located in Washington D.C./Baltimore, which accounted for approximately 48.9% of its annualized base rent, which is based on contractual base rent from leases in effect as of March 31, 2015, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than 10% of total revenues for the three months ended March 31, 2015.

Note 4.	Investments in Real Estate

During the three months ended March 31, 2015, the Company acquired 11 industrial buildings containing 1,196,322 square feet. The total aggregate initial investment was approximately $154.1 million, of which $80.5 million was recorded to land, $62.6 million to buildings and improvements, $11.0 million to intangible assets and $2.4 million to intangible liabilities.

The Company recorded revenues and net loss for the three months ended March 31, 2015 of approximately $1.8 million and $0.1 million, respectively, related to the 2015 acquisitions.

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

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2015 and 2014 as if all of the Company’s acquisitions during the three months ended March 31, 2015 occurred on January 1, 2014. The following pro forma results for the three months ended March 31, 2015 and 2014 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2014, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended March 31,
	2015	2014
Total revenues	$24,247	$18,701
Net income available to common stockholders, net of preferred stock dividends	1,464	(2,467)
Basic and diluted net income available to common stockholders per share, net of preferred stock dividends	$0.03	$(0.10)

Note 5.	Held for Sale Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of March 31, 2015, the Company has entered into agreements with third-party purchasers to sell one property located in the Washington, D.C./Baltimore market and one property located in the San Francisco Bay Area market for an aggregate sales price of approximately $24.6 million (net book value of approximately $13.0 million). The sales of the properties are subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

The following summarizes the condensed results of operations of the properties held for sale as of March 31, 2015, for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Rental revenues	$414	$387
Tenant expense reimbursements	106	99
Property operating expenses	(109)	(111)
Depreciation and amortization	(73)	(155)

Income from operations	$338	$220

Note 6.	Debt

As of March 31, 2015, the Company had a credit facility (the “Facility”), which consists of a $100.0 million revolving credit facility that matures in May 2018 and a five-year $50.0 million term loan, a seven-year $50.0 million term loan and a five-year $100.0 million term loan that mature in May 2019, May 2021 and March 2020, respectively.

The aggregate amount of the Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $50.0 million five-year term loan, the $50.0 million seven-year term loan, the $100.0 million five-year term loan and the $100.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the five-year and seven-year term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at March 31, 2015) for the revolving credit facility and each of the five-year term loans and 1.75% to 2.30% (1.75% at March 31, 2015) for the seven-year term loan, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.

The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility. The Facility is guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility is unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. As of both March 31, 2015 and December 31, 2014, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. The Company was in compliance with the covenants under the Facility at March 31, 2015 and December 31, 2014.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2015 and 2021. As of March 31, 2015, the Company had nine mortgage loans payable totaling approximately $103.6 million, which bear interest at a weighted average fixed annual rate of 4.5%. As of December 31, 2014, the Company had nine mortgage loans payable totaling approximately $104.5 million, which bore interest at a weighted average fixed annual interest rate of 4.5%. As of March 31, 2015 and December 31, 2014, the total net investment book value of the properties securing the debt was approximately $213.3 million and $213.4 million, respectively.

During the three months ended March 31, 2015 and 2014, the Company capitalized approximately $0 and $0.3 million, respectively, of interest associated with redevelopment and expansion activities.

The scheduled principal payments of the Company’s debt as of March 31, 2015 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Mortgage Loans Payable	Total Debt
2015 (9 months)	$—	$—	$24,019	$24,019
2016	—	—	12,132	12,132
2017	—	—	1,916	1,916
2018	—	—	1,910	1,910
2019	—	50,000	18,805	68,805
Thereafter	—	150,000	44,348	194,348

Subtotal	—	200,000	103,130	303,130
Unamortized net premiums	—	—	488	488

Total Debt	$—	$200,000	$103,618	$303,618

Weighted Average Interest Rate	n/a	1.7%	4.5%	2.7%

Note 7.	Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. In addition, the Company has an at-the-market equity offering program (the “ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100.0 million in amounts and at times to be determined by the Company from time to time. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Facility. During both the three months ended March 31, 2015 and 2014, the Company did not issue any shares of common stock under the ATM Program.

As of March 31, 2015 and December 31, 2014, 1,840,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding. Dividends on the Series A Preferred Stock are payable when, as and if authorized by the Company’s board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up, senior to the Company’s common stock.

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

As of March 31, 2015, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Company’s Amended and Restated 2010 Equity Incentive Plan (the “Plan”), of which 1,279,183 were remaining to be issued. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to March 31, 2015 ranged from $14.20 to $23.39. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s common stock on the date of grant. The fair value of the restricted stock that was granted during the three months ended March 31, 2015 was $0.6 million and the vesting period for the restricted stock is five years. As of March 31, 2015, the Company had approximately $2.2 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.6 years. The Company recognized compensation costs of approximately $0.2 million for both the three months ended March 31, 2015 and 2014, related to the restricted stock issuances. The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the three months ended March 31, 2015.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2014	156,488	$17.45
Granted	25,657	23.39
Forfeited	—	—
Vested [1]	(60,238)	18.13

Non-vested shares outstanding as of March 31, 2015	121,907	$18.36

[1]	Includes 20,035 shares withheld by the Company to satisfy the minimum tax withholding requirements in accordance with the terms of the Plan.

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of March 31, 2015:

Non-vested Shares Vesting Schedule	Number of Shares
2015 (9 months)	870
2016	40,330
2017	34,662
2018	25,290
2019	15,629
Thereafter	5,126

Total Non-vested Shares	121,907

Long-Term Incentive Plan:

As of March 31, 2015, there are three open performance measurement periods for the Performance Share awards: January 1, 2013 to December 31, 2015, January 1, 2014 to December 31, 2016 and January 1, 2015 to December 31, 2017. The Performance Share awards related to the performance measurement periods from February 16, 2010 to December 31, 2014 resulted in no compensation expense as the compensation committee determined that the Company’s total shareholder return did not exceed the applicable metrics during the performance measurement period. The Company recorded compensation costs of approximately $1.4 million and $0.3 million, respectively, for the three months ended March 31, 2015 and 2014 related to the Performance Share awards. As of March 31, 2015 and December 31, 2014, approximately $3.3 million and $1.9 million, respectively, of accrued compensation costs related to the Performance Share awards were included as a component of accounts payable and other liabilities in the accompanying consolidated balance sheets.

Dividends:

The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2015:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2015	Common stock	$0.160000	February 18, 2015	April 7, 2015	April 21, 2015
March 31, 2015	Preferred stock	$0.484375	February 18, 2015	March 10, 2015	March 31, 2015

Note 8.	Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for both the three months ended March 31, 2015 and 2014.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 0 and 157,957 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2015 and 2014, respectively.

Note 9.	Commitments and Contingencies

Contractual Commitments. As of May 6, 2015, the Company has three outstanding contracts with third-party sellers to acquire three industrial properties consisting of 438,774 square feet. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence, various closing conditions and with respect to one of the properties, the consent of the mortgage lender. The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City[1]	—	—	9,416	—
San Francisco Bay Area	4	300,620	37,200	—
Seattle	4	138,154	12,250	4,808
Miami	—	—	—	—
Washington, D.C./Baltimore	—	—	—	—

Total	8	438,774	$58,866	$4,808

[1]	Represents one improved land parcel consisting of 4.5 acres.

As of May 6, 2015, the Company has executed one non-binding letter of intent with a third-party seller to acquire one industrial property consisting of 58,564 square feet. The total purchase price for this industrial property is approximately $6.8 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.

As of May 6, 2015, the Company has two outstanding contracts with third-party purchasers to sell two properties, consisting of 225,427 square feet, located in the Washington, D.C./Baltimore and San Francisco Bay Area markets for an aggregate sales price of approximately $24.6 million (net book value of approximately $13.0 million). There is no assurance that the Company will sell the properties under contract because the proposed dispositions are subject to the completion of satisfactory due diligence and various closing conditions.

Note 10.	Subsequent Events

On April 16, 2015, the Company acquired one industrial building located in Kent, Washington containing 115,300 square feet for a total purchase price of approximately $11.2 million. The property was acquired from an unrelated third party using existing cash on hand.

On April 23, 2015, the Company acquired one industrial building located in Tukwila, Washington containing 34,200 square feet for a total purchase price of approximately $3.2 million. The property was acquired from an unrelated third party using existing cash on hand.

On May 5, 2015, the Company’s board of directors declared a cash dividend in the amount of $0.16 per share of our common stock payable on July 21, 2015 to the stockholders of record as of the close of business on July 7, 2015.

On May 5, 2015, the Company’s board of directors declared a cash dividend in the amount of $0.484375 per share of our Series A Preferred Stock payable on June 30, 2015 to the preferred stockholders of record as of the close of business on June 11, 2015.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 11, 2015 and in our other public filings;

•	our ability to identify and acquire industrial properties on terms favorable to us;

•	general volatility of the capital markets and the market price of our common stock;

•	adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;

•	our dependence on key personnel and our reliance on third parties to property manage the majority of our industrial properties;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	our ability to manage our growth effectively;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs;

•	declining real estate valuations and impairment charges;

•	our expected leverage, our failure to obtain necessary outside financing, and future debt service obligations;

•	our ability to make distributions to our stockholders;

•	our failure to successfully hedge against interest rate increases;

•	our failure to successfully operate acquired properties;

•	our failure to qualify or maintain our status as a real estate investment trust, or REIT, and possible adverse changes to tax laws;

•	uninsured or underinsured losses relating to our properties;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of March 31, 2015, we owned a total of 137 buildings (including three buildings held for sale) aggregating approximately 10.4 million square feet and two improved land parcels consisting of 3.5 acres, that were approximately 92.0% leased to 315 customers, the largest of which accounted for approximately 4.7% of our total annualized based rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

The following table summarizes by market our investments in real estate as of March 31, 2015:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of March 31, 2015	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)[5]

Los Angeles	18	1,568,571	15.0%	91.0%	$10,018	13.8%	$7.02	2.7	$170,043
Northern New Jersey/New York City	41	2,604,563	24.9%	85.2%	17,828	24.6%	8.03	3.5	268,134

San Francisco Bay Area [3]	22	1,108,645	10.6%	98.6%	10,734	14.8%	9.82	5.2	143,220

Seattle	10	904,914	8.7%	98.2%	5,429	7.5%	6.11	3.5	80,440

Miami	21	1,529,317	14.6%	98.4%	10,879	15.0%	7.23	4.7	123,810

Washington, D.C./Baltimore [4]	25	2,731,978	26.2%	90.7%	17,561	24.3%	7.09	4.1	281,229

Total/Weighted Average	137	10,447,988	100.0%	92.0%	$72,449	100.0%	$7.54	3.9	$1,066,876

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2015, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2015, weighted by the respective square footage.
[3]	Includes two buildings held for sale with a gross book value of approximately $8.4 million and accumulated depreciation and amortization of approximately $1.7 million as of March 31, 2015.

[4]	Includes one building held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of approximately $0.6 million as of March 31, 2015.
[5]	Includes 3.5 acres of improved land as discussed below.

We also own two improved land parcels totaling approximately 3.5 acres that are 100% leased to two tenants. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may consider redeveloping such land either by expansion of adjacent buildings or the construction of new buildings.

The following table summarizes by market our investments in improved land as of March 31 2015:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of March 31, 2015	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]

Los Angeles	1	1.2	34.3%	100.0%	$146	42.0%	$2.80	1.8
Northern New Jersey/New York City	—	—	0.0%	—	—	0.0%	—	—

San Francisco Bay Area	—	—	0.0%	—	—	0.0%	—	—

Seattle	—	—	0.0%	—	—	0.0%	—	—

Miami	1	2.3	65.7%	100.0%	202	58.0%	2.02	1.2

Washington, D.C./Baltimore	—	—	0.0%	—	—	0.0%	—	—

Total/Weighted Average	2	3.5	100.0%	100.0%	$348	100.0%	$2.29	1.4

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2015, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2015, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Building improvements	$1,764	$913
Tenant improvements	1,229	1,527
Leasing commissions	1,617	868

Total capital expenditures[1]	$4,610	$3,308

[1]	Includes approximately $1.8 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively, related to leasing acquired vacancy and renovation and expansion projects (stabilization capital) at nine and eight properties for the three months ended March 31, 2015 and 2014, respectively.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 85.1% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of March 31, 2015 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	FedEx Corporation	5	241,783	2.3%	$3,404	4.7%
2	United States Government	9	347,784	3.3%	3,006	4.2%
3	Cepheid	3	171,707	1.7%	2,791	3.9%
4	Northrop Grumman Systems	2	199,866	1.9%	2,200	3.0%
5	H.D. Smith Wholesale Drug Company	1	211,418	2.0%	2,131	2.9%
6	HD Supply Company	2	223,741	2.1%	1,861	2.6%
7	Home Depot	1	413,092	4.0%	1,847	2.5%
8	Synergy Custom Fixtures	1	301,983	2.9%	1,434	2.0%
9	West Coast Warehouse	1	265,500	2.5%	1,370	1.9%
10	YRC Worldwide	2	61,252	0.6%	1,318	1.8%
11	District of Columbia	3	148,203	1.4%	1,278	1.8%
12	Miami International Freight Solutions	1	192,454	1.8%	1,174	1.6%
13	Avborne Accessory Group	1	137,594	1.3%	1,069	1.5%
14	Ace World Class	1	161,610	1.6%	1,008	1.4%
15	JAM’N Logistics	1	110,336	1.1%	905	1.2%
16	New Breed Logistics, Inc.	2	123,035	1.2%	824	1.1%
17	Service West Inc.	1	129,279	1.2%	773	1.1%
18	Walton & Post, Inc.	2	89,264	0.9%	735	1.0%
19	CGI Windows & Doors, Inc.	1	106,810	1.0%	720	1.0%
20	International Paper Company	1	137,872	1.3%	693	1.0%

	Total	41	3,774,583	36.1%	$30,541	42.2%

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2015, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place as of March 31, 2015, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet [1]	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1,2]	% of Total Annualized Base Rent [1]
2015 (9 months)	1,194,140	11.4%	$7,839	9.8%
2016	1,237,652	11.9%	9,965	12.4%
2017	1,076,979	10.3%	10,132	12.6%
2018	1,330,225	12.7%	11,121	13.8%
2019	1,784,598	17.1%	13,610	16.9%
Thereafter	2,986,119	28.6%	27,720	34.5%

Total	9,609,713	92.0%	$80,387	100.0%

[1]	Includes leases that expire on or after March 31, 2015 and month-to-month leases totaling 150,226 square feet.
[2]	Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of March 31, 2015, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of March 31, 2015, leases representing approximately 11.4% of the total rentable square footage of our portfolio are scheduled to expire through December 31, 2015. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2015 expirations will generally be at or above the rates currently being paid for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Recent Developments

Acquisition Activity

During the three months ended March 31, 2015, we acquired 11 industrial buildings containing 1,196,322 square feet for a total purchase price of approximately $151.6 million. The properties were acquired from unrelated third parties using existing cash on hand. The following table sets forth the industrial properties we acquired during the three months ended March 31, 2015:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
10100 NW 25th	Doral, FL	January 23, 2015	1	106,810	$9,875	6.4%
V Street	Washington, D.C.	January 29, 2015	6	820,207	115,500	5.8%
9070 Junction	Annapolis Junction, MD	February 19, 2015	1	115,287	10,360	6.2%
NW 81st	Medley, FL	February 27, 2015	2	89,264	8,500	5.5%
Ahern II	Union City, CA	March 26, 2015	1	64,754	7,375	5.5%

Total/Weighted Average			11	1,196,322	$151,610	5.8%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $154.1 million.
[2]	Stabilized cap rates are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Subsequent to March 31, 2015, we acquired two industrial buildings for a total purchase price of approximately $14.4 million. The properties were acquired from unrelated third parties using existing cash on hand. The following table sets forth the industrial properties we acquired subsequent to March 31, 2015:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate
Kent 190th	Kent, WA	April 16, 2015	1	115,300	$11,150	5.2%
Olympic	Tukwila, WA	April 23, 2015	1	34,200	3,200	5.0%

Total			2	149,500	$14,350	5.2%

Dividend and Distribution Activity

On May 5, 2015, our board of directors declared a cash dividend in the amount of $0.16 per share of our common stock payable on July 21, 2015 to the stockholders of record as of the close of business on July 7, 2015.

On May 5, 2015, our board of directors declared a cash dividend in the amount of $0.484375 per share of our Series A Preferred Stock payable on June 30, 2015 to the preferred stockholders of record as of the close of business on June 11, 2015.

Contractual Commitments

As of May 6, 2015, we have three outstanding contracts with third-party sellers to acquire three industrial properties, one non-binding letter of intent with a third-party seller to acquire one industrial property and two outstanding contracts with third-party purchasers to sell two properties as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire or sell the properties under contract or non-binding letter of intent because the proposed acquisitions and dispositions are subject to the completion of satisfactory due diligence, various closing conditions and with respect to one of the properties, the consent of the mortgage lender, and, in addition, with respect to the property under non-binding letter of intent, our entry into a purchase and sale agreement.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 85.1% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

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

The analysis of our results below for the three months ended March 31, 2015 and 2014 includes the changes attributable to same store properties. The same store pool for the comparison of the three months ended March 31, 2015 and 2014 includes all properties that were owned and in operation as of March 31, 2015 and since January 1, 2014 and excludes properties that were either disposed of prior to or held for sale to a third party as of March 31, 2015. As of March 31, 2015, the same store pool consisted of 93 buildings aggregating approximately 6.6 million square feet. As of March 31, 2015, the non-same store properties, which we acquired during 2014 and 2015 or were held for sale as of March 31, 2015, consisted of 44 buildings aggregating approximately 3.9 million square feet. As of March 31, 2015 and 2014, the consolidated same store pool occupancy was approximately 94.1% and 93.0%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014:

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$11,886	$11,601	$285	2.5%
Non-same store operating properties [1]	5,921	470	5,451	1159.8%

Total rental revenues	17,807	12,071	5,736	47.5%
Tenant expense reimbursements
Same store	3,680	3,591	89	2.5%
Non-same store operating properties [1]	1,644	142	1,502	1057.7%

Total tenant expense reimbursements	5,324	3,733	1,591	42.6%

Total revenues	23,131	15,804	7,327	46.4%

Property operating expenses
Same store	5,004	4,705	299	6.4%
Non-same store operating properties [1]	2,126	117	2,009	1717.1%

Total property operating expenses	7,130	4,822	2,308	47.9%

Net operating income [2]
Same store	10,562	10,487	75	0.7%
Non-same store operating properties [1]	5,439	495	4,944	998.8%

Total net operating income	$16,001	$10,982	$5,019	45.7%

Other costs and expenses
Depreciation and amortization	7,626	4,366	3,260	74.7%
General and administrative	3,835	2,356	1,479	62.8%
Acquisition costs	3,218	882	2,336	264.9%

Total other costs and expenses	14,679	7,604	7,075	93.0%

Other income (expense)
Interest and other income (expense)	7	(5)	12	n/a
Interest expense, including amortization	(2,174)	(1,588)	(586)	36.9%

Total other income and expenses	(2,167)	(1,593)	(574)	36.0%

Net (loss) income	$(845)	$1,785	$(2,630)	n/a

[1]	Includes 2014 and 2015 acquisitions and two properties held for sale with an aggregate gross book value of approximately $15.3 million and accumulated depreciation and amortization of approximately $2.3 million as of March 31, 2015.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net (loss) income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $7.3 million for the three months ended March 31, 2015 compared to the same period from the prior year due primarily to property acquisitions during 2014 and 2015 and increased occupancy in the same store pool portfolio. The increase in same store revenues is primarily related to straight-line rental revenue at same store properties as same store consolidated occupancy at quarter end increased to 94.1% as of March 31, 2015 as compared to 93.0% as of March 31, 2014. In addition, rent changes on new and renewed leases commenced during the quarter ended March 31, 2015 were approximately 11.5% higher as compared to the previous rental rates in that same space. For the quarters ended March 31, 2015 and 2014, approximately $0.9 million and $0.1 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants. The increase in revenues was offset by increased vacancy of approximately 118,143 square feet at our Garfield property in the Los Angeles market and approximately 56,233 square feet at our Dodge property in the Northern New Jersey/New York market. The increase in revenues was further offset by reduced tenant expense reimbursements due to contractual rent abatements and unreimbursed snow removal expenditures related to vacant spaces.

Property operating expenses. Total property operating expenses increased approximately $2.3 million during the three months ended March 31, 2015 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $2.0 million attributable to property acquisitions during 2014 and 2015 and increased snow removal expenditures as compared to the same period from the prior year.

Depreciation and amortization. Depreciation and amortization increased approximately $3.3 million during the three months ended March 31, 2015 compared to the same period from the prior year due to property acquisitions during 2014 and 2015.

General and administrative expenses. General and administrative expenses increased approximately $1.5 million for the three months ended March 31, 2015 compared to the same period from the prior year due primarily to an increase in the accrued performance share awards of approximately $1.4 million and increased compensation expense and professional fees as compared to the prior year period.

Acquisition costs. Acquisition costs increased by approximately $2.3 million for the three months ended March 31, 2015 compared to the same period from the prior year due to a higher volume of property acquisitions in 2015. During the three months ended March 31, 2015, we acquired approximately 1.2 million square feet for an aggregate purchase price of approximately $151.6 million.

Interest and other income. Interest and other income increased approximately $12,000 for the three months ended March 31, 2015 compared to the same period from the prior year due to increased cash and cash equivalent holdings.

Interest expense, including amortization. Interest expense increased approximately $0.6 million for the three months ended March 31, 2015 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund dividends in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with term loans, mortgages, borrowings under our credit facility, perpetual preferred and common stock issuances and, from time to time, property sales. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through borrowings under our credit facility, periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt, and with proceeds from the disposition of properties. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our credit facility and to access additional capital through issuances of equity and debt securities.

We have an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in amounts and at times as we determine from time to time. Actual sales, if any, will depend on a variety of factors to be determined by our company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us. During both the three months ended March 31, 2015 and 2014, we did not issue any shares of common stock under the ATM Program.

As of March 31, 2015, we had a credit facility (the “Facility”), which consists of a $100.0 million revolving credit facility that matures in May 2018, and a five-year $50.0 million term loan, a seven-year $50.0 million term loan and a five-year $100.0 million term loan that mature in May 2019, May 2021 and March 2020, respectively.

The aggregate amount of the Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $50.0 million five-year term loan, the $50.0 million seven-year term loan, the $100.0 million five-year term loan and the $100.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the five-year and seven-year term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at March 31, 2015) for the revolving credit facility and each of the five-year term loans and 1.75% to 2.30% (1.75% at March 31, 2015) for the seven-year term loan, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.

The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility. The Facility is guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility is unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Facility. As of both March 31, 2015 and December 31, 2014, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. We were in compliance with the covenants under the Facility at March 31, 2015 and December 31, 2014.

As of March 31, 2015 and December 31, 2014, we had outstanding mortgage loans payable of approximately $103.6 million and $104.5 million, respectively, and held cash and cash equivalents totaling approximately $35.2 million and $190.6 million, respectively.

The following table summarizes our debt maturities, principal payments, market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the three months ended March 31, 2015 (dollars in thousands - except per share data):

	Credit Facility	Term Loans	Mortgage Loans Payable	Total Debt
2015 (9 months)	$—	$—	$24,019	$24,019
2016	—	—	12,132	12,132
2017	—	—	1,916	1,916
2018	—	—	1,910	1,910
2019	—	50,000	18,805	68,805
Thereafter	—	150,000	44,348	194,348

Subtotal	—	200,000	103,130	303,130
Unamortized net premiums	—	—	488	488

Total Debt	$—	$200,000	$103,618	$303,618

Weighted Average Interest Rate	n/a	1.7%	4.5%	2.7%

	Shares Outstanding [1]	Market Price [2]	Market Value
Common Stock	42,875,085	$22.80	$977,552
Preferred Stock ($25.00 per share liquidation preference)			46,000

Total Equity			1,023,552

Total Market Capitalization			$1,327,170

Total Debt-to-Total Investments in Properties [3]			28.5%

Total Debt-to-Total Market Capitalization [4]			22.9%

Total Debt and Preferred Stock-to-Total Market Capitalization [5]			26.3%

Floating Rate Debt as a % of Total Debt [6]			65.9%

Adjusted EBITDA [7]			$13,814

Interest Coverage [8]			6.4x

Fixed Charge Coverage [9]			4.5x

Total Debt-to-Adjusted EBITDA [10]			5.5x

Total Debt and Preferred Stock-to-Adjusted EBITDA [11]			6.3x

Weighted Average Maturity of Total Debt (years)			4.5

[1]	Includes 121,907 shares of unvested restricted stock outstanding as of March 31, 2015.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on March 31, 2015 in dollars per share.
[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums, divided by total investments in properties, including properties held for sale with a gross book value of $15.3 million, as of March 31, 2015.
[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by total market capitalization as of March 31, 2015.
[5]	Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums, plus preferred stock at liquidation preference, divided by total market capitalization as of March 31, 2015.
[6]	Floating rate debt includes our $50.0 million seven-year term loan with an interest rate cap of 4.0% plus 1.75% to 2.30% depending on leverage.
[7]	Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the three months ended March 31, 2015. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net (loss) income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[8]	Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net (loss) income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[9]	Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net (loss) income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[10]	Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net (loss) income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[11]	Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums, plus preferred stock divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net (loss) income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2015:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2015	Common stock	$0.160000	February 18, 2015	April 7, 2015	April 21, 2015
March 31, 2015	Preferred stock	$0.484375	February 18, 2015	March 10, 2015	March 31, 2015

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage loans payable, draws on our Facility and common and preferred stock issuances. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs, corporate overhead costs and common and preferred stock dividends.

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $5.7 million for the three months ended March 31, 2015 compared to approximately $5.8 million for the three months ended March 31, 2014. This decrease in cash provided by operating activities is primarily attributable to increased acquisition costs related to the acquisition of approximately 1.2 million square feet for an aggregate purchase price of approximately $151.6 million and increased straight-line rents during the three months ended March 31, 2015 compared to the same period from the prior year, offset by additional cash flows generated from properties acquired during 2014 and 2015.

Cash From Investing Activities. Net cash used in investing activities was approximately $152.1 million and $33.1 million, respectively, for the three months ended March 31, 2015 and 2014, which consists primarily of cash paid for property acquisitions of approximately $151.0 million and $30.7 million, respectively, and additions to buildings, improvements and leasing costs of approximately $3.4 million and $2.1 million, respectively.

Cash From Financing Activities. Net cash used in financing activities was approximately $9.0 million for the three months ended March 31, 2015, which consists primarily of approximately $7.8 million in dividend payments. Net cash provided by financing activities was approximately $25.5 million for the three months ended March 31, 2014, which consists primarily of borrowings on the Facility of approximately $36.5 million less payments on mortgage loans payable of approximately $6.6 million and approximately $4.1 million in dividend payments.

Critical Accounting Policies

A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and in the condensed notes to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

As of May 6, 2015, we have three outstanding contracts with third-party sellers to acquire three industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence, various closing conditions and with respect to one of the properties, the consent of the mortgage lender. The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City[1]	—	—	9,416	—
San Francisco Bay Area	4	300,620	37,200	—
Seattle	4	138,154	12,250	4,808
Miami	—	—	—	—
Washington, D.C./Baltimore	—	—	—	—

Total	8	438,774	$58,866	$4,808

[1]	Represents one improved land parcel consisting of 4.5 acres.

As of May 6, 2015, we have executed one non-binding letter of intent with a third-party seller to acquire one industrial property consisting of 58,564 square feet. The total purchase price for this industrial property is approximately $6.8 million. In the normal course of business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.

As of May 6, 2015, we have two outstanding contracts with third-party purchasers to sell two properties located in the Washington, D.C./Baltimore and San Francisco Bay Area markets for an aggregate sales price of approximately $24.6 million (net book value of $13.0 million). There is no assurance that we will sell the properties under contract because the proposed dispositions are subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes our contractual obligations due by period as of March 31, 2015 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$24,627	$13,909	$202,978	$61,616	$303,130

Debt Interest Payments	4,153	5,597	4,375	677	14,802

Operating lease commitments	241	500	525	620	1,886

Purchase Obligations	58,866	—	—	—	58,866

Total	$87,887	$20,006	$207,878	$62,913	$378,684

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

The following table reflects the calculation of FFO reconciled from net (loss) income, net of preferred stock dividends for the three months ended March 31, 2015 and 2014 (dollars in thousands except per share data):

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net (loss) income, net of preferred stock dividends	$(1,736)	$894	$(2,630)	n/a
Depreciation and amortization
Depreciation and amortization from continuing operations	7,626	4,366	3,260	74.7%
Non-real estate depreciation	(27)	(23)	(4)	17.4%
Allocation to participating securities [1]	(16)	(33)	17	(51.5)%

Funds from operations [2]	$5,847	$5,204	$643	12.4%

Basic and diluted FFO per common share	$0.14	$0.21	$(0.07)	(34.7)%

Weighted average basic and diluted common shares	42,731,802	24,850,760

[1]	To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 140,292 and 157,957 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2015 and 2014, respectively.

[2]	Includes expensed acquisition costs of approximately $3.2 million and $0.9 million, respectively, for the three months ended March 31, 2015 and 2014.

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

The following table reflects the calculation of Adjusted EBITDA reconciled from net (loss) income for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net (loss) income	$(845)	$1,785	$(2,630)	n/a
Depreciation and amortization from continuing operations	7,626	4,366	3,260	74.7%
Interest expense, including amortization	2,174	1,588	586	36.9%
Stock-based compensation	1,641	525	1,116	212.6%
Acquisition costs	3,218	882	2,336	264.9%

Adjusted EBITDA	$13,814	$9,146	$4,668	51.0%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of March 31, 2015 and since January 1, 2014 and excludes properties that were either disposed of or held for sale to a third party. As of March 31, 2015, the same store pool consisted of 93 buildings aggregating approximately 6.6 million square feet. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net (loss) income for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net (loss) income	$(845)	$1,785	$(2,630)	n/a
Depreciation and amortization from continuing operations	7,626	4,366	3,260	74.7%
General and administrative	3,835	2,356	1,479	62.8%
Acquisition costs	3,218	882	2,336	264.9%
Total other income and expenses	2,167	1,593	574	36.0%

Net operating income	16,001	10,982	5,019	45.7%
Less non-same store NOI [1]	(5,439)	(495)	(4,944)	998.8%

Same store NOI	$10,562	$10,487	$75	0.7%

Less straight-line rents and amortization of lease intangibles [2]	(1,156)	(674)	(482)	71.5%

Cash-basis same store NOI	$9,406	$9,813	$(407)	(4.1)%

[1]	Includes 2014 and 2015 acquisitions including two properties held for sale with an aggregate gross book value of approximately $15.3 million and accumulated depreciation and amortization of approximately $2.3 million as of March 31, 2015.
[2]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI decreased by approximately $0.4 million primarily due to increased vacancy of approximately 118,143 square feet at our Garfield property in the Los Angeles market and approximately 56,233 square feet at our Dodge property in the Northern New Jersey/New York market. In addition, our approximately 301,983 square foot property at 10th Avenue in the Miami market was vacant during the first quarter of 2015 until a new lease commenced on March 1, 2015. The new tenant at our 10th Avenue property received approximately $0.1 million in free rent abatements for the period from lease commencement (March 1, 2015) until March 31, 2015. For the quarters ended March 31, 2015 and 2014, approximately $0.7 million and $0.1 million, respectively, of contractual rent abatements were given to certain tenants in the same-store pool.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk which we are exposed to is interest rate risk. We are exposed to interest rate changes primarily as a result of debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As described below, some of our outstanding debt bears interest at variable rates, and we expect that some of our future outstanding debt will have variable interest rates. We may use interest rate caps and/or swap agreements to manage our interest rate risks relating to our variable rate debt. We expect to replace variable rate debt on a regular basis with fixed rate, long-term debt to finance our assets and operations.

As of March 31, 2015, we had $200.0 million of borrowings outstanding under our Facility. Of the $200.0 million outstanding on the Facility, $50.0 million is subject to an interest rate cap. For information regarding our interest rate cap, see Note 2 in our condensed notes to consolidated financial statements. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowing outstanding under our Facility was 1.74% as of March 31, 2015. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Facility as of March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) Not Applicable.

(b) Not Applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased[1]	(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
January 1, 2015 - January 31, 2015	—	$—	N/A	N/A
Februrary 1, 2015 - February 28, 2015	19,271	23.08	N/A	N/A
March 1, 2015 - March 31, 2015	764	22.45	N/A	N/A

	20,035	$23.06	N/A	N/A

[1]	Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1	Sale Contract, dated as of December 6, 2014, by and between SMC-United Industrial Limited Partnership and Terreno Realty LLC (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on February 4, 2015 and incorporated herein by reference).

10.2	First Amendment to Sale Contract, dated as of January 8, 2015, by and between SMC-United Industrial Limited Partnership and Terreno Realty LLC (previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K on February 4, 2015 and incorporated herein by reference).

10.3	Second Amendment to Sale Contract, dated as of January 16, 2015, by and between SMC-United Industrial Limited Partnership and Terreno Realty LLC (previously filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K on February 4, 2015 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 6, 2015.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 6, 2015.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated May 6, 2015.

32.1**	18 U.S.C. § 1350 Certification dated May 6, 2015.

32.2**	18 U.S.C. § 1350 Certification dated May 6, 2015.

32.3**	18 U.S.C. § 1350 Certification dated May 6, 2015.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

May 6, 2015	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

May 6, 2015	By:	/s/ Michael A. Coke
Michael A. Coke
President

May 6, 2015	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Sale Contract, dated as of December 6, 2014, by and between SMC-United Industrial Limited Partnership and Terreno Realty LLC (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on February 4, 2015 and incorporated herein by reference).

10.2	First Amendment to Sale Contract, dated as of January 8, 2015, by and between SMC-United Industrial Limited Partnership and Terreno Realty LLC (previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K on February 4, 2015 and incorporated herein by reference).

10.3	Second Amendment to Sale Contract, dated as of January 16, 2015, by and between SMC-United Industrial Limited Partnership and Terreno Realty LLC (previously filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K on February 4, 2015 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 6, 2015.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 6, 2015.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated May 6, 2015.

32.1**	18 U.S.C. § 1350 Certification dated May 6, 2015.

32.2**	18 U.S.C. § 1350 Certification dated May 6, 2015.

32.3**	18 U.S.C. § 1350 Certification dated May 6, 2015.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.