Form 10-Q
period 2015-06-30
Terreno Realty Corp
filed 2015-08-05
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The registrant had 43,028,129 shares of its common stock, $0.01 par value per share, outstanding as of August 3, 2015.

Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments in real estate
Land	$470,931	$388,007
Buildings and improvements	544,177	470,348
Intangible assets	54,324	42,918

Total investments in properties	1,069,432	901,273
Accumulated depreciation and amortization	(59,507)	(45,446)

Net investments in properties	1,009,925	855,827
Properties held for sale, net	6,315	6,315

Net investments in real estate	1,016,240	862,142
Cash and cash equivalents	26,690	190,601
Restricted cash	5,357	6,963
Deferred financing costs, net	2,657	2,986
Other assets, net	17,463	14,074

Total assets	$1,068,407	$1,076,766

LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable	200,000	200,000
Mortgage loans payable	93,740	104,501
Security deposits	6,857	5,315
Intangible liabilities, net	4,520	3,556
Dividends payable	6,885	6,859
Accounts payable and other liabilities	11,957	9,499

Total liabilities	323,959	329,730
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and 1,840,000 shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	46,000
Common stock: $0.01 par value, 400,000,000 shares authorized, and 43,028,129 and 42,869,463 shares issued and outstanding, respectively	430	428
Additional paid-in capital	698,331	700,755
Retained earnings	—	—
Accumulated other comprehensive loss	(313)	(147)

Total stockholders’ equity	744,448	747,036

Total liabilities and equity	$1,068,407	$1,076,766

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Rental revenues	$19,444	$13,184	$37,251	$25,255
Tenant expense reimbursements	4,793	3,426	10,117	7,159

Total revenues	24,237	16,610	47,368	32,414

COSTS AND EXPENSES
Property operating expenses	6,197	4,394	13,327	9,216
Depreciation and amortization	8,229	4,763	15,855	9,129
General and administrative	3,089	2,462	6,924	4,818
Acquisition costs	214	611	3,432	1,493

Total costs and expenses	17,729	12,230	39,538	24,656

OTHER INCOME (EXPENSE)
Interest and other income (expense)	4	2	11	(3)
Interest expense, including amortization	(2,159)	(1,661)	(4,333)	(3,249)
Gain on sales of real estate investments	6,319	—	6,319	—

Total other income and expenses	4,164	(1,659)	1,997	(3,252)

Net income	10,672	2,721	9,827	4,506
Preferred stock dividends	(891)	(891)	(1,783)	(1,783)

Net income, net of preferred stock dividends	9,781	1,830	8,044	2,723
Allocation to participating securities	(28)	(7)	(22)	(12)

Net income available to common stockholders, net of preferred stock dividends	$9,753	$1,823	$8,022	$2,711

EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders, net of preferred stock dividends	$0.23	$0.06	$0.19	$0.10

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	42,898,126	28,419,154	42,815,423	26,644,814

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$10,672	$2,721	$9,827	$4,506
Other comprehensive loss: cash flow hedge adjustment	(19)	—	(166)	—

Comprehensive income	$10,653	$2,721	$9,661	$4,506

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

						Accumulated
		Common Stock		Additional		Other
	Preferred	Number of		Paid-	Retained	Comprehensive
	Stock	Shares	Amount	in Capital	Earnings	Loss	Total
Balance as of December 31, 2014	$46,000	42,869,463	$428	$700,755	$—	$(147)	$747,036
Net income	—	—	—	—	9,827	—	9,827
Issuance of common stock, net of issuance costs of $69	—	153,044	2	3,051	—	—	3,053
Repurchase of common stock	—	(20,035)	—	(505)	—	—	(505)
Issuance of restricted stock	—	25,657	—	—	—	—	—
Stock-based compensation	—	—	—	743	—	—	743
Common stock dividends	—	—	—	(5,713)	(8,044)	—	(13,757)
Preferred stock dividends	—	—	—	—	(1,783)	—	(1,783)
Other comprehensive loss	—	—	—	—	—	(166)	(166)

Balance as of June 30, 2015	$46,000	43,028,129	$430	$698,331	$—	$(313)	$744,448

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,827	$4,506
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(2,184)	(1,168)
Amortization of lease intangibles	(1,217)	(489)
Depreciation and amortization	15,855	9,129
Gain on sales of real estate investments	(6,319)	—
Deferred financing cost and mortgage premium amortization	157	132
Stock-based compensation	2,682	1,352
Changes in assets and liabilities
Other assets	(1,387)	(2,062)
Accounts payable and other liabilities	1,026	993

Net cash provided by operating activities	18,440	12,393

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	2,806	148
Cash paid for property acquisitions	(165,375)	(77,099)
Cash paid for deposits on property acquisitions	(1,200)	(600)
Proceeds from sales of real estate investments	13,008	—
Additions to buildings, improvements and leasing costs	(7,910)	(5,470)

Net cash used in investing activities	(158,671)	(83,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	3,122	136,815
Issuance costs on issuance of common stock	(46)	(163)
Repurchase of common stock	(505)	(284)
Borrowings on credit facility	—	69,000
Payments on credit facility	—	(100,000)
Borrowings on term loans payable	—	8,000
Payments on mortgage loans payable	(10,526)	(10,813)
Payment of deferred financing costs	(211)	(1,004)
Dividends paid to common stockholders	(13,731)	(6,503)
Dividends paid to preferred stockholders	(1,783)	(1,783)

Net cash (used in) provided by financing activities	(23,680)	93,265
Net (decrease) increase in cash and cash equivalents	(163,911)	22,637
Cash and cash equivalents at beginning of period	190,601	6,989

Cash and cash equivalents at end of period	$26,690	$29,626

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$4,273	$3,263
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$2,808	$4,301
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$168,591	$80,739
Assumption of mortgage loans payable	—	(2,764)
Mortgage premiums	—	(43)
Assumption of other assets and liabilities	(3,216)	(833)

Net cash paid for property acquisitions	$165,375	$77,099

The accompanying condensed notes are an integral part of these consolidated financial statements

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of June 30, 2015, the Company owned 137 buildings (including one building held for sale) aggregating approximately 10.5 million square feet and two improved land parcels consisting of 3.5 acres.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded during the three or six months ended June 30, 2015 or 2014.

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

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.6 million and $0.3 million, respectively, for the three months ended June 30, 2015 and 2014, and approximately $1.2 million and $0.5 million, respectively, for the six months ended June 30, 2015 and 2014. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of June 30, 2015 is 3.2 years. As of June 30, 2015 and December 31, 2014, the Company’s intangible assets and liabilities, including held for sale, consisted of the following (dollars in thousands):

	June 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$50,914	$(23,362)	$27,552	$39,413	$(17,154)	$22,259
Above-market leases	$3,985	$(2,615)	$1,370	$4,079	$(2,596)	$1,483
Below-market leases	$(9,736)	$5,216	$(4,520)	$(7,188)	$3,632	$(3,556)

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

As of June 30, 2015 and December 31, 2014, approximately $13.3 million and $10.6 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.3 million and $0.4 million as of June 30, 2015 and December 31, 2014, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $3.0 million and $2.6 million as of June 30, 2015 and December 31, 2014, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of June 30, 2015 and December 31, 2014, the net unamortized mortgage premiums were approximately $0.4 million and $0.6 million, respectively, and were included as a component of mortgage loans payable on the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of June 30, 2015 and December 31, 2014, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

In addition, the Company has awarded long-term incentive target awards (the “Performance Share awards”) to its executives that may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period. The amount that may be earned under the Performance Share awards is variable depending on the relative total shareholder return of the Company’s common stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index (FNINDTR) over the pre-established performance measurement period. The Company estimates the fair value of the Performance Share awards using a Monte Carlo simulation model on the date of grant and at each reporting period. The Performance Share awards are recognized as compensation expense over the requisite performance period based on the fair value of the Performance Share awards at the balance sheet date.

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

The Company records all derivatives on the accompanying consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

As of June 30, 2015, the Company had one interest rate cap to hedge the variable cash flows associated with its $50.0 million seven-year variable-rate term loan which matures on May 1, 2021. The cap has a notional value of $50.0 million and will effectively cap the annual interest rate payable on the $50.0 million seven-year term at 4.0% plus 1.75% to 2.30%, depending on leverage for the period from December 1, 2014 (effective date) to May 1, 2021. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2015, the fair value of the interest rate cap was approximately $0.5 million.

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

As of June 30, 2015 and December 31, 2014, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair value of the Company’s derivative instrument was evaluated based on Level 2 inputs. The fair value of the Company’s mortgage loans payable was estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, and assuming the loans are outstanding through maturity. The fair value of the Company’s credit facility approximated its carrying value because the variable interest rate approximates market borrowing rates available to the Company, which are Level 2 inputs. As of June 30, 2015 and December 31, 2014, the estimated fair value of the Company’s debt was approximately $294.9 million and $305.7 million, respectively.

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

As of June 30, 2015, the Company owned 41 buildings and 2.6 million square feet located in Northern New Jersey/New York City, which accounted for approximately 25.4% of its annualized base rent and 25 buildings and 2.7 million square feet located in Washington D.C./Baltimore, which accounted for approximately 23.8% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of June 30, 2015, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than 10% of total revenues for the six months ended June 30, 2015.

Note 4.	Investments in Real Estate

During the three months ended June 30, 2015, the Company acquired two industrial buildings containing 149,500 square feet. The total aggregate initial investment was approximately $14.5 million, of which $6.1 million was recorded to land, $7.0 million to buildings and improvements, $1.4 million to intangible assets and $0.1 million to intangible liabilities.

During the six months ended June 30, 2015, the Company acquired 13 industrial buildings containing 1,345,822 square feet. The total aggregate initial investment was approximately $168.6 million, of which $86.6 million was recorded to land, $69.6 million to buildings and improvements, $12.4 million to intangible assets and $2.5 million to intangible liabilities.

The Company recorded revenues and net income for the three months ended June 30, 2015 of approximately $3.0 million and $0.2 million, respectively, and recorded revenues and net income for the six months ended June 30, 2015 of approximately $4.8 million and $0.1 million, respectively, related to the 2015 acquisitions.

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

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three and six months ended June 30, 2015 and 2014 as if all of the Company’s acquisitions during the six months ended June 30, 2015 occurred on January 1, 2014. The following pro forma results for the three and six months ended June 30, 2015 and 2014 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2014, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$24,291	$19,716	$48,755	$38,591
Net income (loss) available to common stockholders, net of preferred stock dividends	9,969	1,923	11,524	(522)
Basic and diluted net income (loss) available to common stockholders per share, net of preferred stock dividends	$0.23	$0.07	$0.27	$(0.02)

Note 5.	Held for Sale/Disposed Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of June 30, 2015, the Company has entered into an agreement with a third-party purchaser to sell one property located in the Washington, D.C./Baltimore market for a sales price of approximately $11.2 million (net book value of approximately $6.3 million). The sale of the property is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

During the three and six months ended June 30, 2015, the Company sold one property located in the San Francisco Bay Area market for a sales price of approximately $13.4 million, resulting in a gain of approximately $6.3 million.

The following summarizes the condensed results of operations of the property held for sale as of June 30, 2015, for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Rental revenues	$149	$149	$297	$297
Tenant expense reimbursements	28	28	57	59
Property operating expenses	(30)	(29)	(61)	(60)
Depreciation and amortization	—	(78)	—	(157)

Income from operations	$147	$70	$293	$139

The following summarizes the condensed results of operations of the property sold as of June 30, 2015, for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Rental revenues	$275	$178	$540	$416
Tenant expense reimbursements	83	72	161	141
Property operating expenses	(75)	(75)	(153)	(155)
Depreciation and amortization	—	(160)	(73)	(237)

Income from operations	$283	$15	$475	$165

Note 6.	Debt

As of June 30, 2015, the Company had a credit facility (the “Facility”), which consists of a $100.0 million revolving credit facility that matures in May 2018 and a five-year $50.0 million term loan, a seven-year $50.0 million term loan and a five-year $100.0 million term loan that mature in May 2019, May 2021 and March 2020, respectively.

The aggregate amount of the Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $50.0 million five-year term loan, the $50.0 million seven-year term loan, the $100.0 million five-year term loan and the $100.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the five-year and seven-year term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at June 30, 2015) for the revolving credit facility and each of the five-year term loans and 1.75% to 2.30% (1.75% at June 30, 2015) for the seven-year term loan, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.

The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility. The Facility is guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility is unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the Facility. As of both June 30, 2015 and December 31, 2014, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. The Company was in compliance with the covenants under the Facility at June 30, 2015 and December 31, 2014.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2015 and 2021. As of June 30, 2015, the Company had seven mortgage loans payable totaling approximately $93.7 million, which bear interest at a weighted average fixed annual rate of 4.4%. As of December 31, 2014, the Company had nine mortgage loans payable totaling approximately $104.5 million, which bore interest at a weighted average fixed annual interest rate of 4.5%. As of June 30, 2015 and December 31, 2014, the total net investment book value of the properties securing the debt was approximately $195.7 million and $213.4 million, respectively.

During the three months ended June 30, 2015 and 2014, the Company capitalized approximately $0 and $0.1 million, respectively, and approximately $0 and $0.2 million, respectively, during the six months ended June 30, 2015 and 2014, of interest associated with redevelopment and expansion activities.

The scheduled principal payments of the Company’s debt as of June 30, 2015 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Mortgage Loans Payable	Total Debt
2015 (6 months)	$—	$—	$14,262	$14,262
2016	—	—	12,132	12,132
2017	—	—	1,916	1,916
2018	—	—	1,910	1,910
2019	—	50,000	18,805	68,805
Thereafter	—	150,000	44,347	194,347

Subtotal	—	200,000	93,372	293,372
Unamortized net premiums	—	—	368	368

Total Debt	$—	$200,000	$93,740	$293,740

Weighted Average Interest Rate	n/a	1.7%	4.4%	2.6%

Note 7.	Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100.0 million in amounts and at times to be determined by the Company from time to time. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Facility. During both the three and six months ended June 30, 2015, the Company issued an aggregate of 136,600 shares of common stock at a weighted average offering price of $22.85 per share under the ATM Program, receiving net proceeds of approximately $3.1 million and paying total compensation to the applicable sales agents of approximately $47,000. The Company issued no shares of common stock under the ATM Program during the three or six months ended June 30, 2014. As of June 30, 2015, the Company had shares of common stock having an aggregate offering price of up to $96.9 million available for issuance under the ATM Program.

In connection with the annual meeting of stockholders on May 5, 2015, the Company granted a total of 16,444 shares of unrestricted common stock to its independent directors under the Company’s Amended and Restated 2010 Equity Incentive Plan with a grant date fair value per share of $20.68. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the six months ended June 30, 2015 related to this issuance.

As of June 30, 2015 and December 31, 2014, 1,840,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding. Dividends on the Series A Preferred Stock are payable when, as and if authorized by the Company’s board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up, senior to the Company’s common stock.

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

As of June 30, 2015, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Company’s Amended and Restated 2010 Equity Incentive Plan (the “Plan”), of which 1,262,739 were remaining to be issued. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to June 30, 2015 ranged from $14.20 to $23.39. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s common stock on the date of grant. The fair value of the restricted stock that was granted during the six months ended June 30, 2015 was $0.6 million and the vesting period for the restricted stock is five years. As of June 30, 2015, the Company had approximately $2.0 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.4 years. The Company recognized compensation costs of approximately $0.2 million and $0.3 million, respectively, for the three months ended June 30, 2015 and 2014, and approximately $0.4 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, related to the restricted stock issuances. The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the six months ended June 30, 2015.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2014	156,488	$17.45
Granted	25,657	23.39
Forfeited	—	—
Vested [1]	(60,238)	18.13

Non-vested shares outstanding as of June 30, 2015	121,907	$18.36

[1]	Includes 20,035 shares withheld by the Company to satisfy the minimum tax withholding requirements in accordance with the terms of the Plan.

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of June 30, 2015:

Non-vested Shares Vesting Schedule	Number of Shares
2015 (6 months)	870
2016	40,330
2017	34,662
2018	25,290
2019	15,629
Thereafter	5,126

Total Non-vested Shares	121,907

Long-Term Incentive Plan:

As of June 30, 2015, there are three open performance measurement periods for the Performance Share awards: January 1, 2013 to December 31, 2015, January 1, 2014 to December 31, 2016 and January 1, 2015 to December 31, 2017. The Performance Share awards related to the performance measurement periods from February 16, 2010 to December 31, 2014 resulted in no compensation expense as the compensation committee determined that the Company’s total shareholder return did not exceed the applicable metrics during the performance measurement period. The Company recorded compensation costs of approximately $0.5 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $1.9 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, related to the Performance Share awards. As of June 30, 2015 and December 31, 2014, approximately $3.9 million and $1.9 million, respectively, of accrued compensation costs related to the Performance Share awards were included as a component of accounts payable and other liabilities in the accompanying consolidated balance sheets.

Dividends:

The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2015:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2015	Common stock	$0.160000	February 18, 2015	April 7, 2015	April 21, 2015
March 31, 2015	Preferred stock	$0.484375	February 18, 2015	March 10, 2015	March 31, 2015
June 30, 2015	Common stock	$0.160000	May 5, 2015	July 7, 2015	July 21, 2015
June 30, 2015	Preferred stock	$0.484375	May 5, 2015	June 11, 2015	June 30, 2015

Note 8.	Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for both the three and six months ended June 30, 2015 and 2014.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 121,907 and 157,357 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2015 and 2014, respectively, and 131,049 and 157,655 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2015 and 2014, respectively.

Note 9.	Commitments and Contingencies

Contractual Commitments. As of August 5, 2015, the Company has three outstanding contracts with third-party sellers to acquire three industrial properties consisting of 384,002 square feet. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City[1]	1	83,382	18,754	—
San Francisco Bay Area	4	300,620	37,200	—
Seattle	—	—	—	—
Miami	—	—	—	—
Washington, D.C./Baltimore	—	—	—	—

Total	5	384,002	$55,954	$—

[1]	Includes one improved land parcel consisting of 4.5 acres.

As of August 5, 2015, the Company has executed one non-binding letter of intent with a third-party seller to acquire one industrial property. The total purchase price for this industrial property is approximately $7.8 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.

As of August 5, 2015, the Company has one outstanding contract with a third-party purchaser to sell one property, consisting of 84,961 square feet, located in the Washington, D.C./Baltimore market for a sales price of approximately $11.2 million (net book value of approximately $6.3 million). There is no assurance that the Company will sell the property under contract because the proposed disposition is subject to the completion of satisfactory due diligence and various closing conditions.

Note 10.	Subsequent Events

On July 2, 2015, the Company acquired four industrial buildings located in Kent, Washington containing 138,154 square feet for a total purchase price of approximately $12.3 million, including the assumption of a mortgage loan payable with a total principal amount of approximately $4.8 million with a fixed interest rate of 5.71% that matures in March 2016. The property was acquired from an unrelated third party using existing cash on hand.

On August 4, 2015, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its outstanding common stock from time to time through December 31, 2016. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.

On August 4, 2015, the Company’s board of directors declared a cash dividend in the amount of $0.16 per share of its common stock payable on October 21, 2015 to the stockholders of record as of the close of business on October 7, 2015.

On August 4, 2015, the Company’s board of directors declared a cash dividend in the amount of $0.484375 per share of its Series A Preferred Stock payable on September 30, 2015 to the preferred stockholders of record as of the close of business on September 10, 2015.

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

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of June 30, 2015, we owned a total of 137 buildings (including one building held for sale) aggregating approximately 10.5 million square feet and two improved land parcels consisting of 3.5 acres, that were approximately 94.4% leased to 317 customers, the largest of which accounted for approximately 4.5% of our total annualized based rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

The following table summarizes by market our investments in real estate as of June 30, 2015:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of June 30, 2015	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)[4]

Los Angeles	18	1,568,571	15.0%	99.5%	$11,061	14.8%	$7.09	2.4	$170,695
Northern New Jersey/New York City	41	2,608,563	24.9%	90.6%	19,022	25.4%	8.05	3.4	270,091

San Francisco Bay Area	20	968,179	9.3%	99.9%	9,875	13.2%	10.21	5.4	134,983

Seattle	12	1,054,414	10.1%	97.4%	6,216	8.3%	6.05	3.1	94,954

Miami	21	1,529,317	14.6%	98.4%	10,914	14.5%	7.25	4.4	124,008

Washington, D.C./Baltimore [3]	25	2,731,978	26.1%	89.9%	17,873	23.8%	7.28	3.9	281,663

Total/Weighted Average	137	10,461,022	100.0%	94.4%	$74,961	100.0%	$7.59	3.7	$1,076,394

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2015, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of June 30, 2015, weighted by the respective square footage.
[3]	Includes one building held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of approximately $0.6 million as of June 30, 2015.
[4]	Includes 3.5 acres of improved land as discussed below.

We also own two improved land parcels totaling approximately 3.5 acres that are 100% leased to two tenants. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may consider redeveloping such land either by expansion of adjacent buildings or the construction of new buildings.

The following table summarizes by market our investments in improved land as of June 30 2015:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of June 30, 2015	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	1	1.2	34.3%	100.0%	$146	42.0%	$2.80	1.5
Northern New Jersey/New York City	—	—	0.0%	—	—	0.0%	—	—

San Francisco Bay Area	—	—	0.0%	—	—	0.0%	—	—

Seattle	—	—	0.0%	—	—	0.0%	—	—

Miami	1	2.3	65.7%	100.0%	202	58.0%	2.02	0.9

Washington, D.C./Baltimore	—	—	0.0%	—	—	0.0%	—	—

Total/Weighted Average	2	3.5	100.0%	100.0%	$348	100.0%	$2.29	1.1

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2015, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of June 30, 2015, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Building improvements	$1,874	$2,504	$3,638	$3,417
Tenant improvements	1,150	837	2,379	2,364
Leasing commissions	776	1,335	2,393	2,203

Total capital expenditures[1]	$3,800	$4,676	$8,410	$7,984

[1]	Includes approximately $1.6 million and $3.6 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $3.3 million and $6.0 million for the six months ended June 30, 2015 and 2014, respectively, related to leasing acquired vacancy and renovation and expansion projects (stabilization capital) at seven properties for both the three months ended June 30, 2015 and 2014, and 11 and eight properties for the six months ended June 30, 2015 and 2014, respectively.

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

Our top 20 customers based on annualized base rent as of June 30, 2015 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	FedEx Corporation	5	241,783	2.3%	$3,404	4.5%
2	United States Government	9	347,784	3.3%	3,036	4.1%
3	Cepheid	3	171,707	1.6%	2,862	3.8%
4	Northrop Grumman Systems	2	199,866	1.9%	2,200	2.9%
5	H.D. Smith Wholesale Drug Company	1	211,418	2.0%	2,195	2.9%
6	Home Depot	2	413,092	4.0%	1,962	2.6%
7	HD Supply Company	2	223,741	2.1%	1,893	2.5%
8	Synergy Custom Fixtures	1	301,983	2.9%	1,434	1.9%
9	West Coast Warehouse	1	265,500	2.5%	1,370	1.8%
10	YRC Worldwide	2	61,252	0.6%	1,318	1.8%
11	District of Columbia	3	148,203	1.4%	1,278	1.7%
12	Miami International Freight Solutions	1	192,454	1.8%	1,174	1.6%
13	Avborne Accessory Group	1	137,594	1.3%	1,069	1.4%
14	Ace World Class	1	161,610	1.5%	1,039	1.4%
15	JAM’N Logistics	1	110,336	1.1%	905	1.2%
16	Bar Logistics	1	115,954	1.1%	863	1.2%
17	New Breed Logistics, Inc.	2	123,035	1.2%	824	1.1%
18	Service West Inc.	1	129,279	1.3%	796	1.1%
19	USPS	2	81,950	0.8%	740	1.0%
20	Walton & Post, Inc.	2	89,264	0.9%	735	1.0%

	Total	43	3,727,805	35.6%	$31,097	41.5%

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2015, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place as of June 30, 2015, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet [1]	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1,2]	% of Total Annualized Base Rent [1]
2015 (6 months)	1,133,483	10.8%	$7,193	8.8%
2016	1,277,851	12.2%	9,927	12.1%
2017	1,178,059	11.3%	10,627	13.0%
2018	1,281,077	12.2%	11,088	13.5%
2019	1,799,464	17.2%	13,680	16.7%
Thereafter	3,209,213	30.7%	29,426	35.9%

Total	9,879,147	94.4%	$81,941	100.0%

[1]	Includes leases that expire on or after June 30, 2015 and month-to-month leases totaling 153,211 square feet.
[2]	Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of June 30, 2015, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of June 30, 2015, leases representing approximately 10.8% of the total rentable square footage of our portfolio are scheduled to expire through December 31, 2015. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2015 expirations will generally be at or above the rates currently being paid for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Recent Developments

Acquisition Activity

During the three months ended June 30, 2015, we acquired two industrial buildings containing 149,500 square feet for a total purchase price of approximately $14.4 million. The properties were acquired from unrelated third parties using existing cash on hand. The following table sets forth the industrial properties we acquired during the three months ended June 30, 2015:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Kent 190th	Kent, WA	April 16, 2015	1	115,300	$11,150	5.2%
Olympic	Tukwila, WA	April 23, 2015	1	34,200	3,200	5.0%

Total/Weighted Average			2	149,500	$14,350	5.2%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $14.5 million.
[2]	Stabilized cap rates are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Subsequent to June 30, 2015, we acquired four industrial buildings for a total purchase price of approximately $12.3 million, including the assumption of a mortgage loan payable with a total principal amount of approximately $4.8 million with a fixed interest rate of 5.71% that matures in March 2016. The property was acquired from an unrelated third party using existing cash on hand. The following table sets forth the industrial property we acquired subsequent to June 30, 2015:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate
Kent Corporate Park	Kent, WA	July 2, 2015	4	138,154	$12,250	6.2%

Total			4	138,154	$12,250	6.2%

Disposition Activity

During the three months ended June 30, 2015, we sold one property located in the San Francisco Bay Area market for a sales price of approximately $13.4 million, resulting in a gain of approximately $6.3 million.

ATM Program

We have an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in amounts and at times as we determine from time to time. During the three months ended June 30, 2015, we issued an aggregate of 136,600 shares of common stock at a weighted average offering price of $22.85 per share under the ATM Program, receiving net proceeds of approximately $3.1 million and paying total compensation to the applicable sales agents of approximately $47,000. As of June 30, 2015, we had shares of common stock having an aggregate offering price of up to $96.9 million available for issuance under the ATM Program.

Dividend and Distribution Activity

On August 4, 2015, our board of directors declared a cash dividend in the amount of $0.16 per share of our common stock payable on October 21, 2015 to the stockholders of record as of the close of business on October 7, 2015.

On August 4, 2015, our board of directors declared a cash dividend in the amount of $0.484375 per share of our Series A Preferred Stock payable on September 30, 2015 to the preferred stockholders of record as of the close of business on September 10, 2015.

Contractual Commitments

As of August 5, 2015, we have three outstanding contracts with third-party sellers to acquire three industrial properties, one non-binding letter of intent with a third-party seller to acquire one industrial property and one outstanding contract with a third-party purchaser to sell one property as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire or sell the properties under contract or non-binding letter of intent because the proposed acquisitions and disposition are subject to the completion of satisfactory due diligence and various closing conditions, and, in addition, with respect to the property under non-binding letter of intent, our entry into a purchase and sale agreement.

Share Repurchase Program

On August 4, 2015, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our outstanding common stock from time to time through December 31, 2016. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.

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

The analysis of our results below for the three and six months ended June 30, 2015 and 2014 includes the changes attributable to same store properties. The same store pool for the comparison of the three and six months ended June 30, 2015 and 2014 includes all properties that were owned and in operation as of June 30, 2015 and since January 1, 2014 and excludes properties that were either disposed of prior to or held for sale to a third party as of June 30, 2015. As of June 30, 2015, the same store pool consisted of 93 buildings aggregating approximately 6.6 million square feet. As of June 30, 2015, the non-same store properties, which we acquired during 2014 and 2015 or were held for sale as of June 30, 2015, consisted of 44 buildings aggregating approximately 3.9 million square feet. As of June 30, 2015 and 2014, the consolidated same store pool occupancy was approximately 96.9% and 96.2%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014:

	For the Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$12,396	$11,800	$596	5.1%
Non-same store operating properties [1]	7,048	1,384	5,664	409.2%

Total rental revenues	19,444	13,184	6,260	47.5%
Tenant expense reimbursements
Same store	3,041	3,024	17	0.6%
Non-same store operating properties [1]	1,752	402	1,350	335.8%

Total tenant expense reimbursements	4,793	3,426	1,367	39.9%

Total revenues	24,237	16,610	7,627	45.9%

Property operating expenses
Same store	4,215	4,026	189	4.7%
Non-same store operating properties [1]	1,982	368	1,614	438.6%

Total property operating expenses	6,197	4,394	1,803	41.0%

Net operating income [2]
Same store	11,222	10,798	424	3.9%
Non-same store operating properties [1]	6,818	1,418	5,400	380.8%

Total net operating income	$18,040	$12,216	$5,824	47.7%

Other costs and expenses
Depreciation and amortization	8,229	4,763	3,466	72.8%
General and administrative	3,089	2,462	627	25.5%
Acquisition costs	214	611	(397)	(65.0)%

Total other costs and expenses	11,532	7,836	3,696	47.2%

Other income (expense)
Interest and other income	4	2	2	100.0%
Interest expense, including amortization	(2,159)	(1,661)	(498)	30.0%
Gain on sales of real estate investments	6,319	—	6,319	n/a

Total other income and expenses	4,164	(1,659)	5,823	n/a

Net income	$10,672	$2,721	$7,951	292.2%

[1]	Includes 2014 and 2015 acquisitions and one property held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of approximately $0.6 million as of June 30, 2015.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $7.6 million for the three months ended June 30, 2015 compared to the same period from the prior year due primarily to property acquisitions during 2014 and 2015 and increased occupancy in the same store pool portfolio. The increase in same store revenues is primarily related to same store consolidated occupancy at quarter end increasing to 96.9% as of June 30, 2015 as compared to 96.2% as of June 30, 2014. For the three months ended June 30, 2015 and 2014, approximately $0.7 million and $0.5 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $1.8 million during the three months ended June 30, 2015 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.6 million attributable to property acquisitions during 2014 and 2015 and increased snow removal and repairs and maintenance expenditures as compared to the same period from the prior year.

Depreciation and amortization. Depreciation and amortization increased approximately $3.5 million during the three months ended June 30, 2015 compared to the same period from the prior year due to property acquisitions during 2014 and 2015.

General and administrative expenses. General and administrative expenses increased approximately $0.6 million for the three months ended June 30, 2015 compared to the same period from the prior year due primarily to an increase in the accrued performance share awards of approximately $0.3 million and increased compensation expense and professional fees as compared to the prior year period.

Acquisition costs. Acquisition costs decreased by approximately $0.4 million for the three months ended June 30, 2015 compared to the same period from the prior year due to a lower volume of property acquisitions in 2015.

Interest and other income. Interest and other income increased approximately $2,000 for the three months ended June 30, 2015 compared to the same period from the prior year due to increased cash and cash equivalent holdings.

Interest expense, including amortization. Interest expense increased approximately $0.5 million for the three months ended June 30, 2015 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014:

	For the Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$24,282	$23,401	$881	3.8%
Non-same store operating properties [1]	12,969	1,854	11,115	599.5%

Total rental revenues	37,251	25,255	11,996	47.5%
Tenant expense reimbursements
Same store	6,752	6,614	138	2.1%
Non-same store operating properties [1]	3,365	545	2,820	517.4%

Total tenant expense reimbursements	10,117	7,159	2,958	41.3%

Total revenues	47,368	32,414	14,954	46.1%

Property operating expenses
Same store	9,219	8,731	488	5.6%
Non-same store operating properties [1]	4,108	485	3,623	747.0%

Total property operating expenses	13,327	9,216	4,111	44.6%

Net operating income [2]
Same store	21,815	21,284	531	2.5%
Non-same store operating properties [1]	12,226	1,914	10,312	538.8%

Total net operating income	$34,041	$23,198	$10,843	46.7%

Other costs and expenses
Depreciation and amortization	15,855	9,129	6,726	73.7%
General and administrative	6,924	4,818	2,106	43.7%
Acquisition costs	3,432	1,493	1,939	129.9%

Total other costs and expenses	26,211	15,440	10,771	69.8%

Other income (expense)
Interest and other income (expense)	11	(3)	14	n/a
Interest expense, including amortization	(4,333)	(3,249)	(1,084)	33.4%
Gain on sales of real estate investments	6,319	—	6,319	n/a

Total other income and expenses	1,997	(3,252)	5,249	n/a

Net income	$9,827	$4,506	$5,321	118.1%

[1]	Includes 2014 and 2015 acquisitions and one property held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of approximately $0.6 million as of June 30, 2015.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $15.0 million for the six months ended June 30, 2015 compared to the same period from the prior year due primarily to property acquisitions during 2014 and 2015 and increased occupancy in the same store pool portfolio. The increase in same store revenues is primarily related to same store consolidated occupancy at quarter end increasing to 96.9% as of June 30, 2015 as compared to 96.2% as of June 30, 2014 and same store tenant expense reimbursement increased related to snow removal expenditure reimbursements during the six months ended June 30, 2015 compared to the same period from the prior year. In addition, rent changes on approximately 1.4 million square feet of new and renewed leases commenced during the six months ended June 30, 2015 were approximately 6.8% higher as compared to the previous rental rates in that same space. For the six months ended June 30, 2015 and 2014, approximately $1.7 million and $0.6 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $4.1 million during the six months ended June 30, 2015 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $3.6 million attributable to property acquisitions during 2014 and 2015 and increased snow removal expenditures as compared to the same period from the prior year.

Depreciation and amortization. Depreciation and amortization increased approximately $6.7 million during the six months ended June 30, 2015 compared to the same period from the prior year due to property acquisitions during 2014 and 2015.

General and administrative expenses. General and administrative expenses increased approximately $2.1 million for the six months ended June 30, 2015 compared to the same period from the prior year due primarily to an increase in the accrued performance share awards of approximately $1.4 million and increased compensation expense and professional fees as compared to the prior year period.

Acquisition costs. Acquisition costs increased by approximately $1.9 million for the six months ended June 30, 2015 compared to the same period from the prior year due primarily to a higher volume of property acquisitions during the six months ended June 30, 2015. During the six months ended June 30, 2015, we acquired approximately 1.3 million square feet for an aggregate purchase price of approximately $166.0 million.

Interest and other income. Interest and other income increased approximately $14,000 for the six months ended June 30, 2015 compared to the same period from the prior year due to increased cash and cash equivalent holdings.

Interest expense, including amortization. Interest expense increased approximately $1.1 million for the six months ended June 30, 2015 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings.

Liquidity and Capital Resources

The primary objective of our financing strategy is to maintain financial flexibility with a conservative capital structure using retained cash flows, long-term debt and the issuance of common and perpetual preferred stock to finance our growth. Over the long-term, we intend to:

•	limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding perpetual preferred stock to less than 40% of our total enterprise value;

•	maintain a fixed charge coverage ratio in excess of 2.0x;

•	maintain a debt-to-adjusted EBITDA ratio below 6.5x;

•	limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness; and

•	have staggered debt maturities that are aligned to our expected average lease term (5-7 years), positioning us to re-price parts of our capital structure as our rental rates change with market conditions.

We intend to preserve a flexible capital structure with a long-term goal to maintain an investment grade rating and be in a position to issue unsecured debt and additional perpetual preferred stock. During the three months ended June 30, 2015, Fitch Ratings assigned us an initial issuer rating of BBB- with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize unsecured bonds, recourse bank term loans, credit facilities and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund dividends in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with term loans, mortgages, borrowings under our credit facility, perpetual preferred and common stock issuances and, from time to time, property sales. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through borrowings under our credit facility, periodic issuances of common stock, perpetual preferred stock, and long-term unsecured debt, and with proceeds from the disposition of properties. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our credit facility and to access additional capital through issuances of equity and debt securities.

We have an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in amounts and at times as we determine from time to time. Actual sales, if any, will depend on a variety of factors to be determined by our company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us. During the three months ended June 30, 2015, we issued an aggregate of 136,600 shares of common stock at a weighted average offering price of $22.85 per share under the ATM Program, receiving net proceeds of approximately $3.1 million and paying total compensation to the applicable sales agents of approximately $47,000. As of June 30, 2015, we had shares of common stock having an aggregate offering price of up to $96.9 million available for issuance under the ATM Program.

As of June 30, 2015, we had a credit facility (the “Facility”), which consists of a $100.0 million revolving credit facility that matures in May 2018, and a five-year $50.0 million term loan, a seven-year $50.0 million term loan and a five-year $100.0 million term loan that mature in May 2019, May 2021 and March 2020, respectively.

The aggregate amount of the Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $50.0 million five-year term loan, the $50.0 million seven-year term loan, the $100.0 million five-year term loan and the $100.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the five-year and seven-year term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at June 30, 2015) for the revolving credit facility and each of the five-year term loans and 1.75% to 2.30% (1.75% at June 30, 2015) for the seven-year term loan, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.

The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility. The Facility is guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility is unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility includes a series of financial and other covenants that we must comply with in order to borrow under the Facility. As of both June 30, 2015 and December 31, 2014, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. We were in compliance with the covenants under the Facility at June 30, 2015 and December 31, 2014.

As of June 30, 2015 and December 31, 2014, we had outstanding mortgage loans payable of approximately $93.7 million and $104.5 million, respectively, and held cash and cash equivalents totaling approximately $26.7 million and $190.6 million, respectively.

The following table summarizes our debt maturities, principal payments, market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the six months ended June 30, 2015 (dollars in thousands - except per share data):

	Credit Facility	Term Loans	Mortgage Loans Payable	Total Debt
2015 (6 months)	$—	$—	$14,262	$14,262
2016	—	—	12,132	12,132
2017	—	—	1,916	1,916
2018	—	—	1,910	1,910
2019	—	50,000	18,805	68,805
Thereafter	—	150,000	44,347	194,347

Subtotal	—	200,000	93,372	293,372
Unamortized net premiums	—	—	368	368

Total Debt	$—	$200,000	$93,740	$293,740

Weighted Average Interest Rate	n/a	1.7%	4.4%	2.6%

	Shares Outstanding [1]	Market Price [2]	Market Value
Common Stock	43,028,129	$19.70	$847,654
Preferred Stock ($25.00 per share liquidation preference)			46,000

Total Equity			893,654

Total Market Capitalization			$1,187,394

Total Debt-to-Total Investments in Properties [3]			27.3%

Total Debt-to-Total Market Capitalization [4]			24.7%

Total Debt and Preferred Stock-to-Total Market Capitalization [5]			28.6%

Floating Rate Debt as a % of Total Debt [6]			68.1%

Adjusted EBITDA [7]			$29,810

Interest Coverage [8]			6.9x

Fixed Charge Coverage [9]			4.9x

Total Debt-to-Adjusted EBITDA [10]			4.6x

Total Debt and Preferred Stock-to-Adjusted EBITDA [11]			5.3x

Weighted Average Maturity of Total Debt (years)			4.4

[1]	Includes 121,907 shares of unvested restricted stock outstanding as of June 30, 2015.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on June 30, 2015 in dollars per share.
[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums, divided by total investments in properties, including one property held for sale with a gross book value of $6.9 million, as of June 30, 2015.
[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by total market capitalization as of June 30, 2015.
[5]	Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums, plus preferred stock at liquidation preference, divided by total market capitalization as of June 30, 2015.

[6]	Floating rate debt includes our $50.0 million seven-year term loan with an interest rate cap of 4.0% plus 1.75% to 2.30% depending on leverage.
[7]	Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the six months ended June 30, 2015. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[8]	Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[9]	Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[10]	Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[11]	Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums, plus preferred stock divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2015:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2015	Common stock	$0.160000	February 18, 2015	April 7, 2015	April 21, 2015
March 31, 2015	Preferred stock	$0.484375	February 18, 2015	March 10, 2015	March 31, 2015
June 30, 2015	Common stock	$0.160000	May 5, 2015	July 7, 2015	July 21, 2015
June 30, 2015	Preferred stock	$0.484375	May 5, 2015	June 11, 2015	June 30, 2015

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under loans payable, draws on our Facility and common and preferred stock issuances. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs, corporate overhead costs and common and preferred stock dividends.

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $18.4 million for the six months ended June 30, 2015 compared to approximately $12.4 million for the six months ended June 30, 2014. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from operating properties, offset by increased acquisition costs related to the acquisition of approximately 1.3 million square feet for an aggregate purchase price of approximately $166.0 million and increased straight-line rents during the six months ended June 30, 2015 compared to the same period from the prior year.

Cash From Investing Activities. Net cash used in investing activities was approximately $158.7 million and $83.0 million, respectively, for the six months ended June 30, 2015 and 2014, which consists primarily of cash paid for property acquisitions of approximately $165.4 million and $77.1 million, respectively, and additions to buildings, improvements and leasing costs of approximately $7.9 million and $5.5 million, respectively, offset by proceeds from the sales of real estate investments of approximately $13.0 million and $0, respectively.

Cash From Financing Activities. Net cash used in financing activities was approximately $23.7 million for the six months ended June 30, 2015, which consists primarily of approximately $15.5 million in dividend payments and payments of mortgage loans payable of approximately $10.5 million. Net cash provided by financing activities was approximately $93.3 million for the six months ended June 30, 2014, which consists primarily of approximately $136.7 million in net common stock issuance proceeds offset by net payments on the Facility of approximately $23.0 million, payments of mortgage loans payable of approximately $10.8 million and approximately $8.3 million in dividend payments.

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

Contractual Obligations

As of August 5, 2015, we have three outstanding contracts with third-party sellers to acquire three industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City[1]	1	83,382	18,754	—
San Francisco Bay Area	4	300,620	37,200	—
Seattle	—	—	—	—
Miami	—	—	—	—
Washington, D.C./Baltimore	—	—	—	—

Total	5	384,002	$55,954	$—

[1]	Includes one improved land parcel consisting of 4.5 acres.

As of August 5, 2015, we have executed one non-binding letter of intent with a third-party seller to acquire one industrial property. The total purchase price for this industrial property is approximately $7.8 million. In the normal course of business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.

As of August 5, 2015, we have one outstanding contract with a third-party purchaser to sell one property located in the Washington, D.C./Baltimore market for a sales price of approximately $11.2 million (net book value of $6.3 million). There is no assurance that we will sell the property under contract because the proposed disposition is subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes our contractual obligations due by period as of June 30, 2015 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$15,478	$13,777	$202,616	$61,501	$293,372
Debt Interest Payments	3,757	5,401	3,882	518	13,558
Operating lease commitments	242	503	528	553	1,826
Purchase Obligations	55,954	—	—	—	55,954

Total	$75,431	$19,681	$207,026	$62,572	$364,710

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

The following table reflects the calculation of FFO reconciled from net income, net of preferred stock dividends for the three and six months ended June 30, 2015 and 2014 (dollars in thousands except per share data):

	For the Three Months Ended June 30,		$ Change	% Change	For the Six Months Ended June 30,		$ Change	% Change
	2015	2014			2015	2014
Net income, net of preferred stock dividends	$9,781	$1,830	$7,951	434.5%	$8,044	$2,723	$5,321	195.4%
Gain on sales of real estate investments	(6,319)	—	(6,319)	n/a	(6,319)	—	(6,319)	n/a
Depreciation and amortization
Depreciation and amortization from continuing operations	8,229	4,763	3,466	72.8%	15,855	9,129	6,726	73.7%
Non-real estate depreciation	(28)	(24)	(4)	16.7%	(55)	(47)	(8)	17.0%
Allocation to participating securities [1]	(33)	(33)	—	0.0%	(48)	(66)	15	(22.7)%

Funds from operations attributable to common stockholders [2]	$11,630	$6,536	$5,094	77.9%	$17,477	$11,739	$5,735	48.9%

Basic and diluted FFO per common share	$0.27	$0.23	$0.04	17.9%	$0.41	$0.44	$(0.03)	(7.4)%

Weighted average basic and diluted common shares	42,898,126	28,419,154			42,815,423	26,644,814

[1]	To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 121,907 and 157,357 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2015 and 2014, respectively, and to 131,049 and 157,655 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2015 and 2014, respectively.
[2]	Includes expensed acquisition costs of approximately $0.2 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $3.4 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively.

We compute Adjusted EBITDA as earnings before interest, taxes, gain (loss) on sales of real estate investments, depreciation and amortization, acquisition costs and stock-based compensation. We believe that presenting Adjusted EBITDA provides useful information to investors regarding our operating performance because it is a measure of our operations on an unleveraged basis before the effects of tax, gain (loss) on sales of real estate investments, non-cash depreciation and amortization expense, acquisition costs and stock-based compensation. By excluding interest expense, Adjusted EBITDA allows investors to measure our operating performance independent of our capital structure and indebtedness and, therefore, allows for more meaningful comparison of our operating performance between quarters as well as annual periods and for the comparison of our operating performance to that of other companies, both in the real estate industry and in other industries. As we are currently in a growth phase, acquisition costs are excluded from Adjusted EBITDA to allow for the comparison of our operating performance to that of stabilized companies.

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,		$ Change	% Change	For the Six Months Ended June 30,		$ Change	% Change
	2015	2014			2015	2014
Net income	$10,672	$2,721	$7,951	292.2%	$9,827	$4,506	$5,321	118.1%
Gain on sales of real estate investments	(6,319)	—	(6,319)	n/a	(6,319)	—	(6,319)	n/a
Depreciation and amortization from continuing operations	8,229	4,763	3,466	72.8%	15,855	9,129	6,726	73.7%
Interest expense, including amortization	2,159	1,661	498	30.0%	4,333	3,249	1,084	33.4%
Stock-based compensation	1,041	827	214	25.9%	2,682	1,352	1,330	98.4%
Acquisition costs	214	611	(397)	(65.0)%	3,432	1,493	1,939	129.9%

Adjusted EBITDA	$15,996	$10,583	$5,413	51.1%	$29,810	$19,729	$10,081	51.1%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of June 30, 2015 and since January 1, 2014 and excludes properties that were either disposed of or held for sale to a third party. As of June 30, 2015, the same store pool consisted of 93 buildings aggregating approximately 6.6 million square feet. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,		$ Change	% Change	For the Six Months Ended June 30,		$ Change	% Change
	2015	2014			2015	2014
Net income	$10,672	$2,721	$7,951	292.2%	$9,827	$4,506	$5,321	118.1%
Depreciation and amortization from continuing operations	8,229	4,763	3,466	72.8%	15,855	9,129	6,726	73.7%
General and administrative	3,089	2,462	627	25.5%	6,924	4,818	2,106	43.7%
Acquisition costs	214	611	(397)	(65.0)%	3,432	1,493	1,939	129.9%
Total other income and expenses	(4,164)	1,659	(5,823)	n/a	(1,997)	3,252	(5,249)	n/a

Net operating income	18,040	12,216	5,824	47.7%	34,041	23,198	10,843	46.7%
Less non-same store NOI [1]	(6,818)	(1,418)	(5,400)	380.8%	(12,226)	(1,914)	(10,312)	538.8%

Same store NOI	$11,222	$10,798	$424	3.9%	$21,815	$21,284	$531	2.5%

Less straight-line rents and amortization of lease intangibles [2]	(885)	(951)	66	(6.9)%	(2,041)	(1,625)	(416)	25.6%

Cash-basis same store NOI	$10,337	$9,847	$490	5.0%	$19,774	$19,659	$115	0.6%

[1]	Includes 2014 and 2015 acquisitions including one property held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of approximately $0.6 million as of June 30, 2015.
[2]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $0.1 million for the six months ended June 30, 2015 compared to the same period from the prior year due primarily to increased occupancy of approximately 127,000 square feet at our Garfield property in the Los Angeles market. Offsetting the increased occupancy at Garfield is the free rent given to our new tenant at our 301,983 square foot property at 10th Avenue in the Miami market which was vacant during the first quarter of 2015 until a new lease commenced on March 1, 2015. The new tenant at our 10th Avenue property received approximately $0.4 million in free rent abatements for the period from lease commencement (March 1, 2015) to June 30, 2015. For the three months ended June 30, 2015 and 2014, approximately $0.7 million and $0.5 million, respectively, of contractual rent abatements were given to certain tenants in the same-store pool.

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

As of June 30, 2015, we had $200.0 million of borrowings outstanding under our Facility. Of the $200.0 million outstanding on the Facility, $50.0 million is subject to an interest rate cap. For information regarding our interest rate cap, see Note 2 in our condensed notes to consolidated financial statements. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 1.75% as of June 30, 2015. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Facility as of June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) Not Applicable.

(b) Not Applicable.

(c) Not Applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification dated August 5, 2015.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated August 5, 2015.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated August 5, 2015.

32.1**	18 U.S.C. §1350 Certification dated August 5, 2015.

32.2**	18 U.S.C. §1350 Certification dated August 5, 2015.

32.3**	18 U.S.C. §1350 Certification dated August 5, 2015.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

August 5, 2015	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

August 5, 2015	By:	/s/ Michael A. Coke
Michael A. Coke
President

August 5, 2015	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated August 5, 2015.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated August 5, 2015.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated August 5, 2015.

32.1**	18 U.S.C. § 1350 Certification dated August 5, 2015.

32.2**	18 U.S.C. § 1350 Certification dated August 5, 2015.

32.3**	18 U.S.C. § 1350 Certification dated August 5, 2015.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.