Form 10-Q
period 2015-09-30
Terreno Realty Corp
filed 2015-11-04
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The registrant had 43,310,559 shares of its common stock, $0.01 par value per share, outstanding as of November 2, 2015.

Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments in real estate
Land	$464,656	$388,007
Buildings and improvements	560,412	470,348
Construction in progress	23,791	—
Intangible assets	55,810	42,918

Total investments in properties	1,104,669	901,273
Accumulated depreciation and amortization	(66,955)	(45,446)

Net investments in properties	1,037,714	855,827
Properties held for sale, net	6,315	6,315

Net investments in real estate	1,044,029	862,142
Cash and cash equivalents	49,654	190,601
Restricted cash	6,186	6,963
Deferred financing costs, net	3,132	2,986
Other assets, net	18,813	14,074

Total assets	$1,121,814	$1,076,766

LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable	200,000	200,000
Senior unsecured notes	50,000	—
Mortgage loans payable	97,721	104,501
Security deposits	7,035	5,315
Intangible liabilities, net	4,252	3,556
Dividends payable	6,931	6,859
Accounts payable and other liabilities	14,931	9,499

Total liabilities	380,870	329,730
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and 1,840,000 shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	46,000
Common stock: $0.01 par value, 400,000,000 shares authorized, and 43,310,559 and 42,869,463 shares issued and outstanding, respectively	430	428
Additional paid-in capital	695,096	700,755
Retained earnings	—	—
Accumulated other comprehensive loss	(582)	(147)

Total stockholders’ equity	740,944	747,036

Total liabilities and equity	$1,121,814	$1,076,766

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Rental revenues	$19,337	$14,013	$56,588	$39,268
Tenant expense reimbursements	4,990	3,701	15,107	10,860

Total revenues	24,327	17,714	71,695	50,128

COSTS AND EXPENSES
Property operating expenses	6,405	4,773	19,732	13,989
Depreciation and amortization	8,106	4,918	23,961	14,047
General and administrative	3,175	2,836	10,099	7,654
Acquisition costs	219	279	3,651	1,772

Total costs and expenses	17,905	12,806	57,443	37,462

OTHER INCOME (EXPENSE)
Interest and other income (expense)	3	3	14	—
Interest expense, including amortization	(2,211)	(1,473)	(6,544)	(4,722)
Gain on sales of real estate investments	—	—	6,319	—

Total other income and expenses	(2,208)	(1,470)	(211)	(4,722)

Net income	4,214	3,438	14,041	7,944
Preferred stock dividends	(891)	(891)	(2,674)	(2,674)

Net income, net of preferred stock dividends	3,323	2,547	11,367	5,270
Allocation to participating securities	(39)	(12)	(63)	(25)

Net income available to common stockholders, net of preferred stock dividends	$3,284	$2,535	$11,304	$5,245

EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders, net of preferred stock dividends	$0.08	$0.08	$0.26	$0.18

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	42,906,222	32,937,432	42,846,022	28,765,403

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$4,214	$3,438	$14,041	$7,944
Other comprehensive loss: cash flow hedge adjustment	(269)	—	(435)	—

Comprehensive income	$3,945	$3,438	$13,606	$7,944

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

				Additional Paid- in Capital		Accumulated Other Comprehensive Loss
		Common Stock
	Preferred	Number of			Retained
	Stock	Shares	Amount		Earnings		Total
Balance as of December 31, 2014	$46,000	42,869,463	$428	$700,755	$—	$(147)	$747,036
Net income	—	—	—	—	14,041	—	14,041
Issuance of common stock, net of issuance costs of $69	—	153,044	2	3,051	—	—	3,053
Repurchase of common stock	—	(20,035)	—	(505)	—	—	(505)
Issuance of restricted stock	—	308,087	—	—	—	—	—
Stock-based compensation	—	—	—	1,115	—	—	1,115
Common stock dividends	—	—	—	(9,320)	(11,367)	—	(20,687)
Preferred stock dividends	—	—	—	—	(2,674)	—	(2,674)
Other comprehensive loss	—	—	—	—	—	(435)	(435)

Balance as of September 30, 2015	$46,000	43,310,559	$430	$695,096	$—	$(582)	$740,944

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,041	$7,944
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(3,128)	(2,071)
Amortization of lease intangibles	(1,586)	(782)
Depreciation and amortization	23,961	14,047
Gain on sales of real estate investments	(6,319)	—
Deferred financing cost and mortgage premium amortization	263	229
Stock-based compensation	3,571	2,307
Changes in assets and liabilities
Other assets	(1,774)	(1,927)
Accounts payable and other liabilities	2,710	3,330

Net cash provided by operating activities	31,739	23,077
CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	1,007	(402)
Cash paid for property acquisitions	(190,012)	(97,820)
Proceeds from sales of real estate investments	13,008	—
Additions to construction in progress	(537)	—
Additions to buildings, improvements and leasing costs	(12,994)	(12,577)

Net cash used in investing activities	(189,528)	(110,799)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	3,122	136,815
Issuance costs on issuance of common stock	(46)	(352)
Repurchase of common stock	(505)	(284)
Purchase of derivative instrument	(343)	—
Borrowings on credit facility	—	84,000
Payments on credit facility	—	(100,000)
Borrowings on term loans payable	—	8,000
Borrowings on senior unsecured notes	50,000	—
Payments on mortgage loans payable	(11,286)	(11,511)
Payment of deferred financing costs	(811)	(1,010)
Dividends paid to common stockholders	(20,615)	(11,136)
Dividends paid to preferred stockholders	(2,674)	(2,674)

Net cash provided by financing activities	16,842	101,848
Net (decrease) increase in cash and cash equivalents	(140,947)	14,126
Cash and cash equivalents at beginning of period	190,601	6,989

Cash and cash equivalents at end of period	$49,654	$21,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$6,328	$4,639
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$3,384	$4,650
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$198,434	$101,617
Assumption of mortgage loans payable	(4,796)	(2,764)
Mortgage premiums	(60)	(43)
Assumption of other assets and liabilities	(3,566)	(990)

Net cash paid for property acquisitions	$190,012	$97,820

The accompanying condensed notes are an integral part of these consolidated financial statements

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of September 30, 2015, the Company owned 141 buildings (including one building held for sale) aggregating approximately 10.5 million square feet and two improved land parcels consisting of 3.5 acres.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded during the three or nine months ended September 30, 2015 or 2014.

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

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.4 million and $0.3 million, respectively, for the three months ended September 30, 2015 and 2014, and approximately $1.6 million and $0.8 million, respectively, for the nine months ended September 30, 2015 and 2014. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of September 30, 2015 is 3.2 years. As of September 30, 2015 and December 31, 2014, the Company’s intangible assets and liabilities, including held for sale, consisted of the following (dollars in thousands):

	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$52,395	$(26,277)	$26,118	$39,413	$(17,154)	$22,259
Above-market leases	$3,989	$(2,780)	$1,209	$4,079	$(2,596)	$1,483
Below-market leases	$(7,766)	$3,514	$(4,252)	$(7,188)	$3,632	$(3,556)

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

As of September 30, 2015 and December 31, 2014, approximately $14.2 million and $10.6 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.2 million and $0.4 million as of September 30, 2015 and December 31, 2014, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $3.2 million and $2.6 million as of September 30, 2015 and December 31, 2014, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of September 30, 2015 and December 31, 2014, the net unamortized mortgage premiums were approximately $0.3 million and $0.6 million, respectively, and were included as a component of mortgage loans payable on the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of September 30, 2015 and December 31, 2014, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

As of September 30, 2015, the Company had three interest rate caps to hedge the variable cash flows associated with $150.0 million of its existing variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate payable on $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021 at 4.0% plus 1.75% to 2.30%, depending on leverage, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019 at 4.0% plus 1.50% to 2.05%, depending on leverage, and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020, at 4.0% plus 1.50% to 2.05%, depending on leverage. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2015, the fair value of the interest rate caps was approximately $0.6 million.

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

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, their final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods (including interim periods), beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt the guidance effective January 1, 2018 and is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements.

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

As of September 30, 2015, the Company owned 41 buildings and 2.6 million square feet located in Northern New Jersey/New York City, which accounted for approximately 24.3% of its annualized base rent and 25 buildings and 2.7 million square feet located in Washington D.C./Baltimore, which accounted for approximately 23.6% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of September 30, 2015, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than 10% of total revenues for the nine months ended September 30, 2015.

Note 4.	Investments in Real Estate

During the three months ended September 30, 2015, the Company acquired eight industrial buildings containing 292,706 square feet, including the assumption of a mortgage loan payable with a total principal amount of approximately $4.8 million with a fixed interest rate of 5.71% that matures in March 2016. The total aggregate initial investment was approximately $29.8 million, of which $10.1 million was recorded to land, $17.9 million to buildings and improvements, $1.8 million to intangible assets and $0.3 million to intangible liabilities.

During the nine months ended September 30, 2015, the Company acquired 21 industrial buildings containing 1,638,528 square feet. The total aggregate initial investment was approximately $198.4 million, of which $96.7 million was recorded to land, $87.5 million to buildings and improvements, $14.2 million to intangible assets and $2.8 million to intangible liabilities.

The Company recorded revenues and net income for the three months ended September 30, 2015 of approximately $3.5 million and $0.6 million, respectively, and recorded revenues and net income for the nine months ended September 30, 2015 of approximately $8.3 million and $0.7 million, respectively, related to the 2015 acquisitions.

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

During the three months ended September 30, 2015, the Company began redevelopment on an approximately 210,000 square foot distribution building and an approximately 34,000 square foot office building with an aggregate initial investment of approximately $23.8 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.1 million during both the three months ended September 30, 2015 and 2014, and approximately $0.1 million and $0.3 million, respectively, during the nine months ended September 30, 2015 and 2014.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three and nine months ended September 30, 2015 and 2014 as if all of the Company’s acquisitions during the nine months ended September 30, 2015 occurred on January 1, 2014. The following pro forma results for the three and nine months ended September 30, 2015 and 2014 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2014, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$24,554	$21,452	$74,472	$61,219
Net income available to common stockholders, net of preferred stock dividends	3,587	2,925	15,392	2,750
Basic and diluted net income available to common stockholders per share, net of preferred stock dividends	$0.08	$0.09	$0.36	$0.10

Note 5.	Held for Sale/Disposed Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of September 30, 2015, the Company has entered into an agreement with a third-party purchaser to sell one property located in the Washington, D.C./Baltimore market for a sales price of approximately $11.2 million (net book value of approximately $6.3 million). The sale of the property is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

During the nine months ended September 30, 2015 the Company sold one property located in the San Francisco Bay Area market for a sales price of approximately $13.4 million, resulting in a gain of approximately $6.3 million.

The following summarizes the condensed results of operations of the property held for sale as of September 30, 2015, for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Rental revenues	$99	$149	$396	$446
Tenant expense reimbursements	19	28	75	87
Property operating expenses	(34)	(31)	(96)	(91)
Depreciation and amortization	—	(78)	—	(235)

Income from operations	$84	$68	$375	$207

The following summarizes the condensed results of operations of the property sold as of September 30, 2015, for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Rental revenues	$—	$216	$540	$632
Tenant expense reimbursements	—	85	165	226
Property operating expenses	—	(97)	(157)	(252)
Depreciation and amortization	—	(69)	(73)	(305)

Income from operations	$—	$135	$475	$301

Note 6.	Debt

On September 1, 2015, the Company issued in a private placement $50.0 million of senior unsecured notes (the “Senior Unsecured Notes”) with a seven-year term that bear interest at a fixed annual interest rate of 4.23% and mature in September 2022. As of September 30, 2015, the Company had a credit facility (the “Facility”), which consists of a $100.0 million revolving credit facility that matures in May 2018, a $50.0 million term loan that matures in May 2019, a $50.0 million term loan that matures in May 2021 and a $100.0 million term loan that matures in March 2020. As of both September 30, 2015 and December 31, 2014, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. The Company has three interest rate caps to hedge the variable cash flows associated with $150.0 million of its existing variable-rate term loans. See “Note 7 – Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $200.0 million term loans and the $100.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at September 30, 2015) for the revolving credit facility, the $50.0 million term loan that matures in May 2019 and the $100.0 million term loan that matures in March 2020 and 1.75% to 2.30% (1.75% at September 30, 2015) for the $50.0 million term loan that matures in May 2021, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes at September 30, 2015 and, as applicable, December 31, 2014.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2015 and 2021. As of September 30, 2015, the Company had eight mortgage loans payable totaling approximately $97.7 million, which bear interest at a weighted average fixed annual rate of 4.5%. As of December 31, 2014, the Company had nine mortgage loans payable totaling approximately $104.5 million, which bore interest at a weighted average fixed annual interest rate of 4.5%. As of September 30, 2015 and December 31, 2014, the total net investment book value of the properties securing the debt was approximately $208.0 million and $213.4 million, respectively.

The scheduled principal payments of the Company’s debt as of September 30, 2015 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2015 (3 months)	$—	$—	$—	$13,559	$13,559
2016	—	—	—	16,871	16,871
2017	—	—	—	1,916	1,916
2018	—	—	—	1,910	1,910
2019	—	50,000	—	18,805	68,805
Thereafter	—	150,000	50,000	44,347	244,347

Subtotal	—	200,000	50,000	97,408	347,408
Unamortized net premiums	—	—	—	313	313

Total Debt	$—	$200,000	$50,000	$97,721	$347,721

Weighted Average Interest Rate	n/a	1.8%	4.2%	4.5%	2.9%

Note 7.	Derivative Financial Instruments

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

On July 27, 2015, the Company executed two interest rate cap transactions to hedge the variable cash flows associated with $100.0 million of its existing variable-rate term loans that generally bear interest at LIBOR plus 1.50% to 2.05%, depending on leverage. The caps have a notional value of $100.0 million, which is in effect beginning September 1, 2015. The Company is required to make certain monthly variable rate payments on the term loans, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us in the event LIBOR is greater than 4.0%, referencing the same notional amount. The interest rate caps will effectively cap the annual interest rate payable on the $100.0 million of indebtedness at 4.0% plus 1.50% to 2.05%, depending on leverage, with respect to $50.0 million for the period from September 1, 2015 to April 1, 2019 and with respect to $50.0 million for the period from September 1, 2015 to February 3, 2020.

The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

	Effective Date	Maturity Date	Interest Rate Strike	Fair Value		Notional Amount
Derivative Instrument				September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Assets:
Interest Rate Cap	12/1/2014	5/1/2021	4.0%	$398	$688	$50,000	$50,000
Interest Rate Cap	9/1/2015	4/1/2019	4.0%	61	—	50,000	—
Interest Rate Cap	9/1/2015	2/3/2020	4.0%	137	—	50,000	—

Total				$596	$688	$150,000	$50,000

Note 8.	Fair Value Measurements

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

Recurring Measurements – Interest Rate Contracts

Fair Value of Interest Rate Caps

Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of September 30, 2015 and December 31, 2014, the Company applied the provisions of this standard to the valuation of its interest rate caps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate caps at:
September 30, 2015	$596	$—	$596	$—
December 31, 2014	$688	$—	$688	$—

Financial Instruments Disclosed at Fair Value

As of September 30, 2015 and December 31, 2014, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs.

The fair value of the Company’s mortgage loans payable and senior unsecured notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s credit facility approximated its carrying value because the variable interest rate approximates market borrowing rates available to the Company, which are Level 2 inputs.

The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
September 30, 2015	$349,248	$—	$349,248	$—	$347,721
December 31, 2014	$305,660	$—	$305,660	$—	$304,501

Note 9.	Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100.0 million in amounts and at times to be determined by the Company from time to time. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Facility. During the three and nine months ended September 30, 2015, the Company issued an aggregate of 0 and 136,600 shares, respectively, of common stock at a weighted average offering price of $22.85 per share under the ATM Program, receiving net proceeds of approximately $3.1 million and paying total compensation to the applicable sales agents of approximately $47,000. The Company issued no shares of common stock under the ATM Program during the three or nine months ended September 30, 2014. As of September 30, 2015, the Company had shares of common stock having an aggregate offering price of up to $96.9 million available for issuance under the ATM Program.

On August 4, 2015, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its outstanding common stock from time to time through December 31, 2016. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2015 the Company has not repurchased any shares of stock pursuant to its share repurchase authorization.

In connection with the annual meeting of stockholders on May 5, 2015, the Company granted a total of 16,444 shares of unrestricted common stock to its independent directors under the Company’s Amended and Restated 2010 Equity Incentive Plan with a grant date fair value per share of $20.68. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the nine months ended September 30, 2015 related to this issuance.

As of September 30, 2015 and December 31, 2014, 1,840,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding. Dividends on the Series A Preferred Stock are payable when, as and if authorized by the Company’s board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up, senior to the Company’s common stock.

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

As of September 30, 2015, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Company’s Amended and Restated 2010 Equity Incentive Plan (the “Plan”), of which 980,309 were remaining to be issued. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to September 30, 2015 ranged from $14.20 to $23.39. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s common stock on the date of grant. The fair value of the restricted stock that was granted during the nine months ended September 30, 2015 was $6.6 million and the vesting period for the restricted stock is five years. As of September 30, 2015, the Company had approximately $7.6 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 4.3 years. The Company recognized compensation costs of approximately $0.4 million and $0.3 million, respectively, for the three months ended September 30, 2015 and 2014, and approximately $0.8 million for both the nine months ended September 30, 2015 and 2014, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the nine months ended September 30, 2015.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2014	156,488	$17.45
Granted	308,087	20.97
Forfeited	—	—
Vested [1]	(60,238)	18.13

Non-vested shares outstanding as of September 30, 2015	404,337	$20.03

[1]	Includes 20,035 shares withheld by the Company to satisfy the minimum tax withholding requirements in accordance with the terms of the Plan.

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of September 30, 2015:

Non-vested Shares Vesting Schedule	Number of Shares
2015 (3 months)	870
2016	39,152
2017	33,484
2018	24,217
2019	14,673
Thereafter	291,941

Total Non-vested Shares	404,337

Long-Term Incentive Plan:

As of September 30, 2015, there are three open performance measurement periods for the Performance Share awards: January 1, 2013 to December 31, 2015, January 1, 2014 to December 31, 2016 and January 1, 2015 to December 31, 2017. The Performance Share awards related to the performance measurement periods from February 16, 2010 to December 31, 2014 resulted in no compensation expense as the compensation committee determined that the Company’s total shareholder return did not exceed the applicable metrics during the performance measurement periods. The Company recorded compensation costs of approximately $0.6 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $2.5 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively, related to the Performance Share awards. As of September 30, 2015 and December 31, 2014, approximately $4.4 million and $1.9 million, respectively, of accrued compensation costs related to the Performance Share awards were included as a component of accounts payable and other liabilities in the accompanying consolidated balance sheets.

Dividends:

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2015:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2015	Common stock	$0.160000	February 18, 2015	April 7, 2015	April 21, 2015
March 31, 2015	Preferred stock	$0.484375	February 18, 2015	March 10, 2015	March 31, 2015
June 30, 2015	Common stock	$0.160000	May 5, 2015	July 7, 2015	July 21, 2015
June 30, 2015	Preferred stock	$0.484375	May 5, 2015	June 11, 2015	June 30, 2015
September 30, 2015	Common stock	$0.160000	August 4, 2015	October 7, 2015	October 21, 2015
September 30, 2015	Preferred stock	$0.484375	August 4, 2015	September 10, 2015	September 30, 2015

Note 10.	Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for both the three and nine months ended September 30, 2015 and 2014.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 300,016 and 157,357 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2015 and 2014, respectively, and 187,990 and 157,555 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2015 and 2014, respectively.

Note 11.	Commitments and Contingencies

Contractual Commitments. As of November 4, 2015, the Company has three outstanding contracts with third-party sellers to acquire three industrial properties consisting of 340,405 square feet. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City[1]	1	39,785	12,616	—
San Francisco Bay Area	4	300,620	37,200	—
Seattle	—	—	—	—
Miami	—	—	—	—
Washington, D.C./Baltimore	—	—	—	—

Total	5	340,405	$49,816	$—

[1]	Includes one improved land parcel consisting of 4.5 acres.

As of November 4, 2015, the Company has executed two non-binding letters of intent with third-party sellers to acquire two industrial properties. The total purchase price for these industrial properties is approximately $27.9 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.

As of November 4, 2015, the Company has one outstanding contract with a third-party purchaser to sell one property, consisting of 84,961 square feet, located in the Washington, D.C./Baltimore market for a sales price of approximately $11.2 million (net book value of approximately $6.3 million). There is no assurance that the Company will sell the property under contract because the proposed disposition is subject to the completion of satisfactory due diligence and various closing conditions.

Note 12.	Subsequent Events

On October 13, 2015, the Company issued in a private placement $50.0 million of senior unsecured notes with a 12-year maturity that bear interest at a fixed annual interest rate of 4.65% and mature in October 2027.

On October 15, 2015, the Company acquired one industrial building located in East Rutherford, New Jersey containing 84,720 square feet for a total purchase price of approximately $9.3 million. The property was acquired from an unrelated third party using existing cash on hand.

On October 26, 2015, the Company acquired one industrial building located in Seattle, Washington containing 50,832 square feet for a total purchase price of approximately $8.3 million. The property was acquired from an unrelated third party using existing cash on hand.

On November 3, 2015, the Company’s board of directors declared a cash dividend in the amount of $0.18 per share of its common stock payable on January 14, 2016 to the stockholders of record as of the close of business on December 31, 2015.

On November 3, 2015, the Company’s board of directors declared a cash dividend in the amount of $0.484375 per share of its Series A Preferred Stock payable on December 31, 2015 to the preferred stockholders of record as of the close of business on December 10, 2015.

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

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of September 30, 2015, we owned a total of 141 buildings (including one building held for sale) aggregating approximately 10.5 million square feet and two improved land parcels consisting of 3.5 acres, that were approximately 90.2% leased to 344 customers, the largest of which accounted for approximately 4.6% of our total annualized based rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

The following table summarizes by market our investments in real estate as of September 30, 2015:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of September 30, 2015	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)[4]

Los Angeles	14	1,348,802	12.8%	99.4%	$10,400	14.2%	$7.75	2.5	$171,165	[5]
Northern New Jersey/New York City	41	2,608,563	24.8%	80.9%	17,875	24.3%	8.47	3.5	272,109

San Francisco Bay Area	20	968,179	9.2%	99.7%	9,856	13.4%	10.21	5.3	135,153

Seattle	16	1,189,710	11.3%	98.4%	7,002	9.5%	5.98	2.9	107,764

Miami	25	1,683,976	16.0%	91.7%	11,021	15.0%	7.14	4.4	141,845

Washington, D.C./Baltimore [3]	25	2,731,978	25.9%	86.6%	17,360	23.6%	7.33	3.9	283,595

Total/Weighted Average	141	10,531,208	100.0%	90.2%	$73,514	100.0%	$7.74	3.7	$1,111,631

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2015, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of September 30, 2015, weighted by the respective square footage.
[3]	Includes one building held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of approximately $0.6 million as of September 30, 2015.
[4]	Includes 3.5 acres of improved land as discussed below.
[5]	Includes approximately $23.8 million related to a redevelopment property that is expected to contain an approximately 210,000 square foot distribution building and an approximately 34,000 square foot office building.

We also own two improved land parcels totaling approximately 3.5 acres that are 100% leased to two tenants. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may consider redeveloping such land either by expansion of adjacent buildings or the construction of new buildings.

The following table summarizes by market our investments in improved land as of September 30 2015:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of September 30, 2015	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	1	1.2	34.3%	100.0%	$146	42.0%	$2.80	1.3
Northern New Jersey/New York City	—	—	0.0%	—	—	0.0%	—	—

San Francisco Bay Area	—	—	0.0%	—	—	0.0%	—	—

Seattle	—	—	0.0%	—	—	0.0%	—	—

Miami	1	2.3	65.7%	100.0%	202	58.0%	2.02	0.7

Washington, D.C./Baltimore	—	—	0.0%	—	—	0.0%	—	—

Total/Weighted Average	2	3.5	100.0%	100.0%	$348	100.0%	$2.29	0.9

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2015, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of September 30, 2015, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Building improvements	$3,679	$5,889	$7,317	$9,306
Tenant improvements	839	1,048	3,218	3,412
Leasing commissions	985	451	3,378	2,654
Redevelopment construction in progress	706	—	706	—

Total capital expenditures[1]	$6,209	$7,388	$14,619	$15,372

[1]	Includes approximately $3.1 million and $6.4 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $6.5 million and $12.1 million for the nine months ended September 30, 2015 and 2014, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at eight and seven properties for the three months ended September 30, 2015 and 2014, respectively, and thirteen and nine properties for the nine months ended September 30, 2015 and 2014, respectively.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 87.7% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of September 30, 2015 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	FedEx Corporation	5	241,783	2.3%	$3,404	4.6%
2	United States Government	9	347,784	3.3%	3,036	4.1%
3	Cepheid	3	171,707	1.6%	2,862	3.9%
4	Northrop Grumman Systems	2	199,866	1.9%	2,200	3.0%
5	H.D. Smith Wholesale Drug Company	1	211,418	2.0%	2,195	3.0%
6	Synergy Custom Fixtures	1	301,983	2.9%	1,434	2.0%
7	West Coast Warehouse	1	265,500	2.5%	1,370	1.9%
8	YRC Worldwide	2	61,252	0.6%	1,318	1.8%
9	HD Supply Company	1	138,780	1.3%	1,295	1.8%
10	District of Columbia	3	148,203	1.4%	1,286	1.7%
11	Miami International Freight Solutions	1	192,454	1.8%	1,174	1.6%
12	Avborne Accessory Group	1	137,594	1.3%	1,069	1.5%
13	Ace World Class	1	161,610	1.6%	1,039	1.4%
14	Home Depot	1	192,000	1.8%	912	1.2%
15	JAM’N Logistics	1	110,336	1.1%	905	1.2%
16	Bar Logistics	1	115,954	1.1%	863	1.2%
17	XPO Logistics, Inc.	2	123,035	1.2%	834	1.1%
18	Service West Inc.	1	129,279	1.2%	796	1.1%
19	USPS	2	81,950	0.8%	740	1.0%
20	CGI Windows and Doors Inc.	1	106,810	1.0%	720	1.0%

	Total	40	3,439,298	32.7%	$29,452	40.1%

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2015, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place as of September 30, 2015, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet [1]	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1,2]	% of Total Annualized Base Rent [1]
2015 (3 months)	361,361	3.4%	$3,014	3.7%
2016	1,273,085	12.1%	10,136	12.6%
2017	1,316,510	12.5%	11,594	14.4%
2018	1,342,386	12.8%	11,284	14.0%
2019	1,837,299	17.4%	13,892	17.2%
Thereafter	3,369,333	32.0%	30,726	38.1%

Total	9,499,974	90.2%	$80,646	100.0%

[1]	Includes leases that expire on or after September 30, 2015 and month-to-month leases totaling 180,735 square feet.
[2]	Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of September 30, 2015, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of September 30, 2015, leases representing approximately 15.5% of the total rentable square footage of our portfolio are scheduled to expire through December 31, 2016. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2015 expirations will generally be at or above the rates currently being paid for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Recent Developments

Acquisition Activity

During the three months ended September 30, 2015, we acquired eight industrial buildings containing 292,706 square feet for a total purchase price of approximately $29.5 million, including the assumption of a mortgage loan payable with a total principal amount of approximately $4.8 million with a fixed interest rate of 5.71% that matures in March 2016. The properties were acquired from unrelated third parties using existing cash on hand. The following table sets forth the industrial properties we acquired during the three months ended September 30, 2015:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Kent Corporate Park	Kent, WA	July 2, 2015	4	138,154	$12,250	6.2%
Miami International Trade Center	Medley, FL	September 3, 2015	4	154,552	17,250	5.8%

Total/Weighted Average			8	292,706	$29,500	6.0%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $29.8 million.
[2]	Stabilized cap rates are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Subsequent to September 30, 2015, we acquired two industrial buildings for a total purchase price of approximately $17.6 million. The properties were acquired from unrelated third parties using existing cash on hand. The following table sets forth the industrial properties we acquired subsequent to September 30, 2015:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate
180 Manor	East Rutherford, NJ	October 15, 2015	1	84,720	$9,338	6.1%
4225 2nd Avenue	Seattle, WA	October 26, 2015	1	50,832	8,285	5.8%

Total			2	135,552	$17,623	6.0%

Redevelopment Activity

We began redevelopment of our South Main Street property in Carson, California that will demolish three buildings totaling approximately 186,000 square feet, construct a new front-load industrial distribution building containing approximately 210,000 square feet and renovate an existing approximately 34,000 square foot office building. The property is 73.8% pre-leased and the expected redevelopment cost is approximately $16.4 million for a total expected investment of approximately $38.0 million, excluding approximately $2.3 million of intangible liabilities.

Dividend and Distribution Activity

On November 3, 2015, our board of directors declared a cash dividend in the amount of $0.18 per share of our common stock payable on January 14, 2016 to the stockholders of record as of the close of business on December 31, 2015.

On November 3, 2015, our board of directors declared a cash dividend in the amount of $0.484375 per share of our Series A Preferred Stock payable on December 31, 2015 to the preferred stockholders of record as of the close of business on December 10, 2015.

Contractual Commitments

As of November 4, 2015, we have three outstanding contracts with third-party sellers to acquire three industrial properties, two non-binding letters of intent with third-party sellers to acquire two industrial properties and one outstanding contract with a third-party purchaser to sell one property as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire or sell the properties under contract or non-binding letters of intent because the proposed acquisitions and disposition are subject to the completion of satisfactory due diligence and various closing conditions, and, in addition, with respect to the properties under non-binding letters of intent, our entry into purchase and sale agreements.

Senior Unsecured Notes

On September 1, 2015, we issued in a private placement $50.0 million of senior unsecured notes (the “Senior Unsecured Notes”) with a seven-year term that bear interest at a fixed annual interest rate of 4.23% and mature in September 2022. On October 13, 2015, we issued in a private placement $50.0 million of senior unsecured notes with a 12-year maturity that bear interest at a fixed annual interest rate of 4.65% and mature in October 2027.

Share Repurchase Program

On August 4, 2015, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our outstanding common stock from time to time through December 31, 2016. Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2015 we have not repurchased any shares of stock pursuant to our share repurchase authorization.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 87.7% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

Our primary cash expenses consist of our property operating expenses, which include: real estate taxes, repairs and maintenance, management expenses, insurance, utilities, general and administrative expenses, which include compensation costs, office expenses, professional fees and other administrative expenses, acquisition costs, which include third-party costs paid to brokers and consultants, and interest expense, primarily on mortgage loans, our credit facility and our senior unsecured notes.

Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions at various times during the course of such periods. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition.

The analysis of our results below for the three and nine months ended September 30, 2015 and 2014 includes the changes attributable to same store properties. The same store pool for the comparison of the three and nine months ended September 30, 2015 and 2014 includes all properties that were owned and in operation as of September 30, 2015 and since January 1, 2014 and excludes properties that were either disposed of prior to or held for sale to a third party as of September 30, 2015. As of September 30, 2015, the same store pool consisted of 90 buildings aggregating approximately 6.4 million square feet representing approximately 60.6% of our total square feet owned. As of September 30, 2015, the non-same store properties, which we acquired or sold during 2014 and 2015 or were held for sale as of September 30, 2015, consisted of 51 buildings aggregating approximately 4.1 million square feet. As of September 30, 2015 and 2014, the consolidated same store pool occupancy was approximately 93.3% and 93.5%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014:

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$12,352	$11,781	$571	4.8%
Non-same store operating properties [1]	6,985	2,232	4,753	212.9%

Total rental revenues	19,337	14,013	5,324	38.0%
Tenant expense reimbursements
Same store	3,106	3,074	32	1.0%
Non-same store operating properties [1]	1,884	627	1,257	200.5%

Total tenant expense reimbursements	4,990	3,701	1,289	34.8%

Total revenues	24,327	17,714	6,613	37.3%

Property operating expenses
Same store	4,281	4,043	238	5.9%
Non-same store operating properties [1]	2,124	730	1,394	191.0%

Total property operating expenses	6,405	4,773	1,632	34.2%

Net operating income [2]
Same store	11,177	10,812	365	3.4%
Non-same store operating properties [1]	6,745	2,129	4,616	216.8%

Total net operating income	$17,922	$12,941	$4,981	38.5%

Other costs and expenses
Depreciation and amortization	8,106	4,918	3,188	64.8%
General and administrative	3,175	2,836	339	12.0%
Acquisition costs	219	279	(60)	(21.5)%

Total other costs and expenses	11,500	8,033	3,467	43.2%

Other income (expense)
Interest and other income	3	3	—	0.0%
Interest expense, including amortization	(2,211)	(1,473)	(738)	50.1%

Total other income and expenses	(2,208)	(1,470)	(738)	50.2%

Net income	$4,214	$3,438	$776	22.6%

[1]	Includes 2014 and 2015 acquisitions, one property under redevelopment and one property held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of approximately $0.6 million as of September 30, 2015.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $6.6 million for the three months ended September 30, 2015 compared to the same period from the prior year due primarily to property acquisitions during 2014 and 2015 and increased average occupancy in the same store pool portfolio. The increase in same store revenues is primarily related to increased occupancy of approximately 122,000 square feet at Garfield in the Los Angeles market and increased rental rates at 10th Avenue in the Miami market as of September 30, 2015 as compared to September 30, 2014. The increase in average same store occupancy is offset by decreased occupancy during the three months ended September 30, 2015 of approximately 221,000 square feet at 130 Interstate in the Northern New Jersey/New York market. For the three months ended September 30, 2015 and 2014, approximately $0.7 million and $0.5 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $1.6 million during the three months ended September 30, 2015 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.4 million attributable to property acquisitions during 2014 and 2015 and increased repairs and maintenance expenditures as compared to the same period from the prior year.

Depreciation and amortization. Depreciation and amortization increased approximately $3.2 million during the three months ended September 30, 2015 compared to the same period from the prior year due to property acquisitions during 2014 and 2015.

General and administrative expenses. General and administrative expenses increased approximately $0.3 million for the three months ended September 30, 2015 compared to the same period from the prior year due primarily to increased compensation expense and professional fees as compared to the prior year period.

Acquisition costs. Acquisition costs decreased by approximately $0.1 million for the three months ended September 30, 2015 compared to the same period from the prior year due to a lower volume of property acquisitions during the three months ended September 30, 2015.

Interest and other income. Interest and other income had no change for the three months ended September 30, 2015 compared to the same period from the prior year.

Interest expense, including amortization. Interest expense increased approximately $0.7 million for the three months ended September 30, 2015 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014:

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$36,123	$34,671	$1,452	4.2%
Non-same store operating properties [1]	20,465	4,597	15,868	345.2%

Total rental revenues	56,588	39,268	17,320	44.1%
Tenant expense reimbursements
Same store	9,772	9,609	163	1.7%
Non-same store operating properties [1]	5,335	1,251	4,084	326.5%

Total tenant expense reimbursements	15,107	10,860	4,247	39.1%

Total revenues	71,695	50,128	21,567	43.0%

Property operating expenses
Same store	13,381	12,660	721	5.7%
Non-same store operating properties [1]	6,351	1,329	5,022	377.9%

Total property operating expenses	19,732	13,989	5,743	41.1%

Net operating income [2]
Same store	32,514	31,620	894	2.8%
Non-same store operating properties [1]	19,449	4,519	14,930	330.4%

Total net operating income	$51,963	$36,139	$15,824	43.8%

Other costs and expenses
Depreciation and amortization	23,961	14,047	9,914	70.6%
General and administrative	10,099	7,654	2,445	31.9%
Acquisition costs	3,651	1,772	1,879	106.0%

Total other costs and expenses	37,711	23,473	14,238	60.7%

Other income (expense)
Interest and other income (expense)	14	—	14	n/a
Interest expense, including amortization	(6,544)	(4,722)	(1,822)	38.6%
Gain on sales of real estate investments	6,319	—	6,319	n/a

Total other income and expenses	(211)	(4,722)	4,511	(95.5)%

Net income	$14,041	$7,944	$6,097	76.7%

[1]	Includes 2014 and 2015 acquisitions, one property under redevelopment and one property held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of approximately $0.6 million as of September 30, 2015.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $21.6 million for the nine months ended September 30, 2015 compared to the same period from the prior year due primarily to property acquisitions during 2014 and 2015 and increased average occupancy in the same store pool portfolio. The increase in same store revenues is primarily related to an increase in the average same store consolidated occupancy during the nine months ended September 30, 2015 as compared to September 30, 2014. In addition, rent changes on approximately 1.6 million square feet of new and renewed leases commenced during the nine months ended September 30, 2015 were approximately 6.6% higher as compared to the previous rental rates in that same space. The increase in average same store occupancy is offset by decreased occupancy during the three months ended September 30, 2015 of approximately 221,000 square feet at 130 Interstate in the Northern New Jersey/New York market. For the nine months ended September 30, 2015 and 2014, approximately $2.3 million and $1.2 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $5.7 million during the nine months ended September 30, 2015 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $5.0 million attributable to property acquisitions during 2014 and 2015 and increased repairs and maintenance and snow removal expenditures as compared to the same period from the prior year.

Depreciation and amortization. Depreciation and amortization increased approximately $9.9 million during the nine months ended September 30, 2015 compared to the same period from the prior year due to property acquisitions during 2014 and 2015.

General and administrative expenses. General and administrative expenses increased approximately $2.4 million for the nine months ended September 30, 2015 compared to the same period from the prior year due primarily to an increase in the accrued performance share awards of approximately $1.3 million and increased compensation expense and professional fees as compared to the prior year period.

Acquisition costs. Acquisition costs increased by approximately $1.9 million for the nine months ended September 30, 2015 compared to the same period from the prior year due primarily to a higher volume of property acquisitions during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we acquired approximately 1.6 million square feet for an aggregate purchase price of approximately $195.5 million.

Interest and other income. Interest and other income increased approximately $14,000 for the nine months ended September 30, 2015 compared to the same period from the prior year due to increased cash and cash equivalent holdings.

Interest expense, including amortization. Interest expense increased approximately $1.8 million for the nine months ended September 30, 2015 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings.

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

We intend to preserve a flexible capital structure with a long-term goal to maintain an investment grade rating and be in a position to issue additional unsecured debt and additional perpetual preferred stock. During the nine months ended September 30, 2015, Fitch Ratings assigned us an initial issuer rating of BBB- with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize unsecured bonds, recourse bank term loans, credit facilities and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.

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

We have an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in amounts and at times as we determine from time to time. Actual sales, if any, will depend on a variety of factors to be determined by our company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us. During the three and nine months ended September 30, 2015, we issued an aggregate of 0 and 136,600 shares, respectively of common stock at a weighted average offering price of $22.85 per share under the ATM Program, receiving net proceeds of approximately $3.1 million and paying total compensation to the applicable sales agents of approximately $47,000. As of September 30, 2015, we had shares of common stock having an aggregate offering price of up to $96.9 million available for issuance under the ATM Program.

On September 1, 2015, we issued in a private placement $50.0 million of Senior Unsecured Notes with a seven-year term that bear interest at a fixed annual interest rate of 4.23% and mature in September 2022. As of September 30, 2015, we had a credit facility (the “Facility”), which consists of a $100.0 million revolving credit facility that matures in May 2018, a $50.0 million term loan that matures in May 2019, a $50.0 million term loan that matures in May 2021 and a $100.0 million term loan that matures in March 2020. As of both September 30, 2015 and December 31, 2014, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. We have three interest rate caps the hedge the variable cash flows associated $150.0 million of our existing variable-rate term loans. See Note 7 in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $200.0 million term loans and the $100.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at September 30, 2015) for the revolving credit facility, the $50.0 million term loan that matures in May 2019 and the $100.0 million term loan that matures in March 2020 and 1.75% to 2.30% (1.75% at September 30, 2015) for the $50.0 million term loan that matures in May 2021, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes at September 30, 2015 and, as applicable, December 31, 2014.

As of September 30, 2015 and December 31, 2014, we had outstanding mortgage loans payable of approximately $97.7 million and $104.5 million, respectively, and held cash and cash equivalents totaling approximately $49.7 million and $190.6 million, respectively.

The following table summarizes our debt maturities, principal payments, market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the nine months ended September 30, 2015 (dollars in thousands—except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2015 (3 months)	$—	$—	$—	$13,559	$13,559
2016	—	—	—	16,871	16,871
2017	—	—	—	1,916	1,916
2018	—	—	—	1,910	1,910
2019	—	50,000	—	18,805	68,805
Thereafter	—	150,000	50,000	44,347	244,347

Subtotal	—	200,000	50,000	97,408	347,408
Unamortized net premiums	—	—	—	313	313

Total Debt	$—	$200,000	$50,000	$97,721	$347,721

Weighted Average Interest Rate	n/a	1.8%	4.2%	4.5%	2.9%

	Shares Outstanding [1]	Market Price [2]	Market Value
Common Stock	43,310,559	$19.64	$850,619
Preferred Stock ($25.00 per share liquidation preference)			46,000

Total Equity			896,619

Total Market Capitalization			$1,244,340

Total Debt-to-Total Investments in Properties [3]			31.3%

Total Debt-to-Total Market Capitalization [4]			27.9%

Total Debt and Preferred Stock-to-Total Market Capitalization [5]			31.6%

Floating Rate Debt as a % of Total Debt [6]			57.5%

Adjusted EBITDA [7]			$45,449

Interest Coverage [8]			6.9x

Fixed Charge Coverage [9]			4.9x

Total Debt-to-Adjusted EBITDA [10]			5.6x

Total Debt and Preferred Stock-to-Adjusted EBITDA [11]			6.3x

Weighted Average Maturity of Total Debt (years)			4.5

[1]	Includes 404,337 shares of unvested restricted stock outstanding as of September 30, 2015.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on September 30, 2015 in dollars per share.
[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums, divided by total investments in properties, including one property held for sale with a gross book value of $6.9 million, as of September 30, 2015.
[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums, divided by total market capitalization as of September 30, 2015.
[5]	Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums, plus preferred stock at liquidation preference, divided by total market capitalization as of September 30, 2015.
[6]	Floating rate debt includes $50.0 million of our existing term loans with an interest rate cap of 4.0% plus 1.75% to 2.30%, depending on leverage, and $100.0 million of our existing term loans with interest rate caps of 4.0% plus 1.50% to 2.05%, depending on leverage. See Note 7 in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
[7]	Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the nine months ended September 30, 2015. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[8]	Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[9]	Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[10]	Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[11]	Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums, plus preferred stock divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2015:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2015	Common stock	$0.160000	February 18, 2015	April 7, 2015	April 21, 2015
March 31, 2015	Preferred stock	$0.484375	February 18, 2015	March 10, 2015	March 31, 2015
June 30, 2015	Common stock	$0.160000	May 5, 2015	July 7, 2015	July 21, 2015
June 30, 2015	Preferred stock	$0.484375	May 5, 2015	June 11, 2015	June 30, 2015
September 30, 2015	Common stock	$0.160000	August 4, 2015	October 7, 2015	October 21, 2015
September 30, 2015	Preferred stock	$0.484375	August 4, 2015	September 10, 2015	September 30, 2015

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under loans payable, draws on our Facility, common and preferred stock issuances and issuances of unsecured notes. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs, corporate overhead costs and common and preferred stock dividends.

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $31.7 million for the nine months ended September 30, 2015 compared to approximately $23.1 million for the nine months ended September 30, 2014. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the purchase of $235.7 million of acquisitions aggregating approximately 2.3 million square feet in 2014.

Cash From Investing Activities. Net cash used in investing activities was approximately $189.5 million and $110.8 million, respectively, for the nine months ended September 30, 2015 and 2014, which consists primarily of cash paid for property acquisitions of approximately $190.0 million and $97.8 million, respectively, and additions to buildings, improvements and leasing costs of approximately $13.0 million and $12.6 million, respectively, offset by proceeds from sales of real estate investments of approximately $13.0 million and $0, respectively.

Cash From Financing Activities. Net cash provided by financing activities was approximately $16.8 million for the nine months ended September 30, 2015, which consists primarily of approximately $50.0 million of borrowings in connection with our issuance of senior unsecured notes offset by approximately $23.3 million in dividend payments and payments of mortgage loans payable of approximately $11.3 million. Net cash provided by financing activities was approximately $101.8 million for the nine months ended September 30, 2014, which consists primarily of approximately $136.5 million in net common stock issuance proceeds offset by net payments on the Facility of approximately $8.0 million, payments of mortgage loans payable of approximately $11.5 million and approximately $13.8 million in dividend payments.

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

Contractual Obligations

As of November 4, 2015, we have three outstanding contracts with third-party sellers to acquire three industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City[1]	1	39,785	12,616	—
San Francisco Bay Area	4	300,620	37,200	—
Seattle	—	—	—	—
Miami	—	—	—	—
Washington, D.C./Baltimore	—	—	—	—

Total	5	340,405	$49,816	$—

[1]	Includes one improved land parcel consisting of 4.5 acres.

As of November 4, 2015, we have executed two non-binding letters of intent with third-party sellers to acquire two industrial properties. The total purchase price for these industrial properties is approximately $27.9 million. In the normal course of business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.

As of November 4, 2015, we have one outstanding contract with a third-party purchaser to sell one property located in the Washington, D.C./Baltimore market for a sales price of approximately $11.2 million (net book value of $6.3 million). There is no assurance that we will sell the property under contract because the proposed disposition is subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes our contractual obligations due by period as of September 30, 2015 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$19,513	$13,777	$202,616	$111,502	$347,408
Debt Interest Payments	2,726	5,401	3,882	518	12,527
Operating lease commitments	244	506	531	485	1,766
Purchase Obligations	49,816	—	—	—	49,816

Total	$72,299	$19,684	$207,029	$112,505	$411,517

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

The following table reflects the calculation of FFO reconciled from net income, net of preferred stock dividends for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands except per share data):

	For the Three Months Ended September 30,		$ Change	% Change	For the Nine Months Ended September 30,		$ Change	% Change
	2015	2014			2015	2014
Net income, net of preferred stock dividends	$3,323	$2,547	$776	30.5%	$11,367	$5,270	$6,097	115.7%
Gain on sales of real estate investments	—	—	—	n/a	(6,319)	—	(6,319)	n/a
Depreciation and amortization
Depreciation and amortization from continuing operations	8,106	4,918	3,188	64.8%	23,961	14,047	9,914	70.6%
Non-real estate depreciation	(24)	(26)	2	(7.7)%	(79)	(73)	(6)	8.2%
Allocation to participating securities [1]	(96)	(35)	(61)	174.3%	(140)	(101)	(39)	38.6%

Funds from operations attributable to common stockholders [2]	$11,309	$7,404	$3,905	52.7%	$28,790	$19,143	$9,647	50.4%

Basic and diluted FFO per common share	$0.26	$0.22	$0.04	17.3%	$0.67	$0.67	$0.01	1.0%

Weighted average basic and diluted common shares	42,906,222	32,937,432			42,846,022	28,765,403

[1]	To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 300,016 and 157,357 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2015 and 2014, respectively, and to 187,990 and 157,555 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2015 and 2014, respectively.
[2]	Includes expensed acquisition costs of approximately $0.2 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $3.7 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively.

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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,		$ Change	% Change	For the Nine Months Ended September 30,		$ Change	% Change
	2015	2014			2015	2014
Net income	$4,214	$3,438	$776	22.6%	$14,041	$7,944	$6,097	76.7%
Gain on sales of real estate investments	—	—	—	n/a	(6,319)	—	(6,319)	n/a
Depreciation and amortization from continuing operations	8,106	4,918	3,188	64.8%	23,961	14,047	9,914	70.6%
Interest expense, including amortization	2,211	1,473	738	50.1%	6,544	4,722	1,822	38.6%
Stock-based compensation	889	955	(66)	(6.9)%	3,571	2,307	1,264	54.8%
Acquisition costs	219	279	(60)	(21.5)%	3,651	1,772	1,879	106.0%

Adjusted EBITDA	$15,639	$11,063	$4,576	41.4%	$45,449	$30,792	$14,657	47.6%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of September 30, 2015 and since January 1, 2014 and excludes properties that were either disposed of or held for sale to a third party. As of September 30, 2015, the same store pool consisted of 90 buildings aggregating approximately 6.4 million square feet representing approximately 60.6% of our total square feet owned. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,		$ Change	% Change	For the Nine Months Ended September 30,		$ Change	% Change
	2015	2014			2015	2014
Net income [1]	$4,214	$3,438	$776	22.6%	$14,041	$7,944	$6,097	76.7%
Depreciation and amortization from continuing operations	8,106	4,918	3,188	64.8%	23,961	14,047	9,914	70.6%
General and administrative	3,175	2,836	339	12.0%	10,099	7,654	2,445	31.9%
Acquisition costs	219	279	(60)	(21.5)%	3,651	1,772	1,879	106.0%
Total other income and expenses	2,208	1,470	738	50.2%	211	4,722	(4,511)	(95.5)%

Net operating income	17,922	12,941	4,981	38.5%	51,963	36,139	15,824	43.8%
Less non-same store NOI [2]	(6,745)	(2,129)	(4,616)	216.8%	(19,449)	(4,519)	(14,930)	330.4%

Same store NOI [3]	$11,177	$10,812	$365	3.4%	$32,514	$31,620	$894	2.8%

Less straight-line rents and amortization of lease intangibles [4]	(758)	(837)	79	(9.4)%	(2,352)	(2,015)	(337)	16.7%

Cash-basis same store NOI [3]	$10,419	$9,975	$444	4.5%	$30,162	$29,605	$557	1.9%

[1]	Includes approximately $0.2 million of lease termination income for both the three and nine months ended September 30, 2015.
[2]	Includes 2014 and 2015 acquisitions, one property under redevelopment and one property held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of approximately $0.6 million as of September 30, 2015.
[3]	Includes approximately $37,000 and $0.1 million of lease termination income for the three and nine months ended September 30, 2015, respectively.
[4]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $0.4 million for the three months ended September 30, 2015 compared to the same period from the prior year due primarily to increased occupancy of approximately 122,000 square feet at Garfield in the Los Angeles market during the three months ended September 30, 2015 and the free rent given to our tenant at our approximately 69,500 square foot property at Littlefield in the San Francisco Bay Area market during the three months ended September 30, 2014. Offsetting the increased occupancy at Garfield in 2015 and Littlefield in 2014 is decreased occupancy of approximately 221,000 square feet at 130 Interstate in the Northern New Jersey/New York market and the free rent given to our tenant at our approximately 301,983 square foot property at 10th Avenue in the Miami market during the three months ended September 30, 2015. For the three months ended September 30, 2015 and 2014, approximately $0.6 million and $0.5 million, respectively, of contractual rent abatements were given to certain tenants in the same-store pool.

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

As of September 30, 2015, we had $200.0 million of borrowings outstanding under our Facility. Of the $200.0 million outstanding on the Facility, $150.0 million is subject to interest rate caps. See Note 7 in our condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 1.76% as of September 30, 2015. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Facility as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) Not Applicable.

(b) Not Applicable.

(c) Not Applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
10.1	Note Purchase Agreement, dated as of September 1, 2015, among Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 8, 2015 and incorporated herein by reference).

10.2	Indemnification Agreement, dated as of August 4, 2015, between the Company and Andrew Burke (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 5, 2015 and incorporated by reference).

10.3	Indemnification Agreement, dated as of August 4, 2015, between the Company and John Meyer (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 5, 2015 and incorporated by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 4, 2015.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 4, 2015.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated November 4, 2015.

32.1**	18 U.S.C. § 1350 Certification dated November 4, 2015.

32.2**	18 U.S.C. § 1350 Certification dated November 4, 2015.

32.3**	18 U.S.C. § 1350 Certification dated November 4, 2015.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

November 4, 2015	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

November 4, 2015	By:	/s/ Michael A. Coke
Michael A. Coke
President

November 4, 2015	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Note Purchase Agreement, dated as of September 1, 2015, among Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 8, 2015 and incorporated herein by reference).

10.2	Indemnification Agreement, dated as of August 4, 2015, between the Company and Andrew Burke (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 5, 2015 and incorporated by reference).

10.3	Indemnification Agreement, dated as of August 4, 2015, between the Company and John Meyer (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 5, 2015 and incorporated by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 4, 2015.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 4, 2015.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated November 4, 2015.

32.1**	18 U.S.C. § 1350 Certification dated November 4, 2015.

32.2**	18 U.S.C. § 1350 Certification dated November 4, 2015.

32.3**	18 U.S.C. § 1350 Certification dated November 4, 2015.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.