Form 10-K
period 2015-12-31
Terreno Realty Corp
filed 2016-02-10
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold, as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter: $830,670,909. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant).

The registrant had 43,391,507 shares of its common stock, $0.01 par value per share, outstanding as of February 9, 2016.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2015 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K

for the Year Ended December 31, 2015

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

•	our ability to identify and acquire industrial properties on terms favorable to us;

•	general volatility of the capital markets and the market price of our common stock;

•	adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;

•	our dependence on key personnel and our reliance on third parties to property manage the majority of our industrial properties;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	our ability to manage our growth effectively;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs;

•	declining real estate valuations and impairment charges;

•	our expected leverage, our failure to obtain necessary outside financing, and future debt service obligations;

•	our ability to make distributions to our stockholders;

•	our failure to successfully hedge against interest rate increases;

•	our failure to successfully operate acquired properties;

•	risks relating to our real estate redevelopment and expansion strategies and activities;

•	our failure to qualify or maintain our status as a real estate investment trust (“REIT”) and possible adverse changes to tax laws;

•	uninsured or underinsured losses and costs relating to our properties or that otherwise result from future litigation;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

PART I

Item 1.	Business.

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our company” or “the company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution (approximately 92.2% of our total portfolio square footage as of December 31, 2015), flex (including light industrial and research and development, or R&D) (approximately 6.3%) and trans-shipment (approximately 1.5%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2015, we owned 148 buildings (including one building held for sale) aggregating approximately 11.1 million square feet, one redevelopment property expected to contain approximately 0.2 million square feet and two improved land parcels consisting of 3.5 acres, which we purchased for an aggregate purchase price of approximately $1.1 billion. As of December 31, 2015, our properties were approximately 91.5% leased to 352 customers, the largest of which accounted for approximately 4.4% of our total annualized base rent.

We are an internally managed Maryland corporation. We were incorporated in November 2009 and on February 16, 2010 we completed our initial public offering of 8,750,000 shares of our common stock and a concurrent private placement of an aggregate of 350,000 shares of our common stock to our executive officers.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

Our Investment Strategy

We acquire, own and operate in industrial properties in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore.

As described in more detail in the table below, we invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate.

Industrial Facility General Characteristics

Warehouse / distribution (approximately 92.2% of our total portfolio square footage as of December 31, 2015)

•	Single and multiple tenant facilities that typically serve tenants greater than 10,000 square feet of space

•	Generally less than 20% office space

•	Typical clear height from 18 feet to 36 feet

•	May include production/manufacturing areas

•	Interior access via dock high and/or grade level doors

•	Truck court for large and small truck distribution options, possibly including staging for a high volume of truck activity and/or trailer storage

Flex (including light industrial and R&D, approximately 6.3% of our total portfolio square footage as of December 31, 2015)

•	Single and multiple tenant facilities that typically serve tenants less than 10,000 square feet of space

•	Facilities generally accommodate both office and warehouse/manufacturing activities

•	Typically has a larger amount of office space and shallower bay depths than warehouse/distribution facilities

•	Parking consistent with increased office use

•	Interior access via grade level and/or dock high doors

•	Staging for moderate truck activity

•	May include a showroom, service center, or assembly/light manufacturing component

•	Enhanced landscaping

Trans-shipment (approximately 1.5% of our total portfolio square footage as of December 31, 2015)

•	Includes truck terminals and other trans-shipment facilities, which serve both single and multiple tenants

•	Typically has a high number of dock high doors, shallow bay depth and lower clear height

•	Staging for a high volume of truck activity and trailer storage

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

We have no current intention to acquire undeveloped industrial land or to pursue ground up development. However, we may pursue redevelopment and expansion opportunities of properties that we own or acquire adjacent land to expand our existing facilities.

We expect that we will continue to acquire the significant majority of our investments as equity interests in individual properties, portfolios of properties or acquired improved industrial land parcels which may be rented without a building in place. We may also acquire industrial properties through the acquisition of other corporations or entities that own industrial real estate. We will opportunistically target investments in debt secured by industrial real estate that would otherwise meet our investment criteria with the intention of ultimately acquiring the underlying real estate. We currently do not intend to target specific percentages of holdings of particular types of industrial properties. This expectation is based upon prevailing market conditions and may change over time in response to different prevailing market conditions.

The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2015, we acquired 48 unstabilized properties of which 33 have been stabilized.

We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of four properties since inception for a cumulative sales price of approximately $60.6 million and a total gain of approximately $17.4 million.

Competitive Strengths

We believe we distinguish ourselves from our competitors through the following competitive advantages:

•

Focused Investment Strategy. We invest exclusively in six major coastal U.S. markets and focus on infill locations. We selected our six target markets based upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, changes in technology, potential long term increases in carbon prices and other factors. We have no current intention to acquire undeveloped land or pursue ground up development, but we may pursue redevelopment and expansion activities.

•

Highly Aligned Compensation Structure. We believe that executive compensation should be closely aligned with long-term stockholder value creation. As a result, all of the long-term equity incentive compensation of our executive officers is based solely on our total shareholder return exceeding the total shareholder return of the MSCI U.S. REIT Index (RMS) or the FTSE NAREIT Equity Industrial Index.

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

We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and additional perpetual preferred stock. During 2015, Fitch Ratings assigned us an initial issuer rating of BBB- with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize unsecured bonds, recourse bank term loans, credit facilities and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.

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

In general, we utilize local third party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues. As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on us, or (2) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. We were not aware of any significant or material exposures as of December 31, 2015 and 2014.

Employees

As of February 10, 2016, we have 18 employees. None of our employees is a member of any union.

Supplemental Material U.S. Federal Income Tax Considerations

Supplemental Tax Disclosures – Updates to REIT Rules

The “Protecting Americans from Tax Hikes Act of 2015” (the “PATH Act”) was enacted on December 18, 2015 and contains several provisions pertaining to REIT qualification and taxation. Some of these provisions implicate certain tax-related disclosures contained in the prospectus supplement, dated March 31, 2015, with respect to our at-the-market equity offering program and are briefly summarized below:

•

For taxable years beginning before January 1, 2018, no more than 25% of the value of our assets may consist of stock or securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2017, the PATH Act reduces this limit to 20%.

•

For purposes of the REIT asset tests, the PATH Act provides that debt instruments issued by publicly offered REITs will constitute “real estate assets.” However, unless such a debt instrument is secured by a mortgage or otherwise would have qualified as a real estate asset under prior law, (i) interest income and gain from such a debt instrument is not qualifying income for purposes of the 75% gross income test and (ii) all such debt instruments may represent no more than 25% of the value of our total assets.

•

For taxable years beginning after December 31, 2015, certain obligations secured by a mortgage on both real property and personal property will be treated as a qualifying real estate asset and give rise to qualifying income for purposes of the 75% gross income test if the fair market value of such personal property does not exceed 15% of the total fair market value of all such property.

•

A 100% excise tax is imposed on “redetermined TRS service income,” which is income of a taxable REIT subsidiary attributable to services provided to, or on behalf of its associated REIT and which would otherwise be increased on distribution, apportionment, or allocation under Section 482 of the Code.

•	For distributions made in taxable years beginning after December 31, 2014, the preferential dividend rules no longer apply to us.

•

Additional exceptions to the rules under the Foreign Investment in Real Property Act (“FIRPTA”) were introduced for non-U.S. persons that constitute “qualified shareholders” (within the meaning of Section 897(k)(3) of the Code) or “qualified foreign pension funds” (within the meaning of Section 897(l)(2) of the Code).

•	After February 16, 2016, the FIRPTA withholding rate under Section 1445 of the Code for dispositions of U.S. real property interests is increased from 10% to 15%.

•

The PATH Act increases from 5% to 10% the maximum stock ownership of the REIT that a non-U.S. shareholder may have held to avail itself of the FIRPTA exception for shares regularly traded on an established securities market.

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

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be adversely affected. Investors should also refer to our quarterly reports on Form 10-Q and current reports on Form 8-K for any material updates to these risk factors.

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

In addition, we expect to finance future acquisitions through a combination of borrowings under our revolving credit facility, term loans, unsecured debt, debt secured by individual properties or pools of properties, the use of retained cash flows and the issuance of a combination of long-term debt and common and perpetual preferred stock, which may not be available at all or on advantageous terms and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock and our preferred stock.

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

We have a $100.0 million revolving credit facility to finance acquisitions and for working capital requirements. Terreno guarantees the obligations of the borrower (a wholly-owned subsidiary) under the revolving credit facility. The revolving credit facility matures in May 2018 and provides for one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default and to our payment of an extension fee. As of December 31, 2015, there were no borrowings outstanding on the revolving credit facility.

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

The availability and timing of cash distributions is uncertain.

We have made regular quarterly distributions (which we also refer to as dividends, in this Annual Report on Form 10-K and in the other documents we file with the SEC) to holders of our common stock and preferred stock and we intend to continue to pay regular quarterly distributions. However, we bear all expenses incurred by our operations, and the funds generated by our operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such cash for working capital. Our ability to make distributions to our stockholders also will depend on our levels of retained cash flows, which we intend to use as a source of investment capital. We cannot assure our stockholders that sufficient funds will be available to pay distributions. Our corporate strategy is to fund the payment of quarterly distributions to our stockholders entirely from distributable cash flows. However, we may fund our quarterly distributions to our stockholders from a combination of available cash flows, net of recurring capital expenditures, and proceeds from borrowings and property dispositions. In the event we are unable to consistently fund future quarterly distributions to our stockholders entirely from distributable cash flows the value of our shares may be negatively impacted.

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

In addition to general, regional, national and international economic conditions that may materially adversely affect our business and financial results, our operating performance will be materially adversely impacted by adverse economic conditions in the specific markets in which we operate and particularly in the markets in which we have significant concentrations of properties. For example, as of December 31, 2015, approximately 24.7% of our rentable square feet was located in Northern New Jersey/New York City, representing approximately 23.8% of our total annualized base rent and 23.9% of our rentable square feet was located in Washington, D.C./Baltimore, representing approximately 23.5% of our total annualized base rent. See “Item 2 – Properties” in this Annual Report on Form 10-K for additional information regarding our ownership of properties in our markets. Any downturn in the economy in the real estate market or any of our markets and any failure to accurately predict the timing of any economic improvement in these markets could cause our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, to be materially adversely affected.

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

We utilize local third party managers for day-to-day property management for almost all of our properties.

In general, we prefer to utilize local third party managers for day-to-day property management, although we currently manage one of our properties directly and may directly manage other properties in the future. To the extent we utilize third party managers, our cash flows from our industrial properties may be adversely affected if our managers fail to provide quality services. In addition, our managers or their affiliates may manage, and in some cases may own, invest in or provide credit support or operating guarantees to industrial properties that compete with our industrial properties, which may result in conflicts of interest and decisions regarding the operation of our industrial properties that are not in our best interests.

Our real estate redevelopment or expansion strategies may not be successful.

In connection with our business strategy, we may pursue redevelopment opportunities or construct expansions or improvements of industrial properties that we own. We will be subject to risks associated with our redevelopment, renovation and expansion activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock and preferred stock. Such risks include the expenditure of money and time on projects that do not perform as expected; higher than estimated construction or operating costs, including labor and material costs; the inability to complete construction on the timeframe we expect; occupancy and rental rates that may not meet expectations; and the inability to obtain financing on favorable terms or at all to finance redevelopment projects.

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

Our business strategy contemplates the use of both non-recourse secured debt and unsecured debt to finance long-term growth. As of December 31, 2015, we had total debt, net of deferred financing costs, of approximately $381.5 million, which consisted of term loan borrowings, senior unsecured note borrowings and mortgage loans payable. While over the long-term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 40% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. Over the long-term, we also intend to maintain a fixed charge coverage ratio in excess of 2.0x and a debt-to-adjusted EBITDA ratio below 6.5x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness. Our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Our existing debt, and the incurrence of additional debt, could subject us to many risks, including the risks that:

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

If we do not have sufficient funds to repay existing or future debt, including debt under our credit facility and senior unsecured notes, it may be necessary to refinance the debt through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense would adversely affect our cash flows, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of industrial properties on disadvantageous terms, potentially resulting in losses. We may place mortgages on our properties that we own to secure a revolving credit facility or other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our industrial properties that may be pledged to secure our obligations to foreclosure. Also, covenants applicable to any existing or future debt could impair our planned investment strategy and, if violated, result in a default.

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

Our $100.0 million revolving credit facility, our $200.0 million of term loans, our $100.0 million of senior unsecured notes and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, covenants that could limit our operations and our ability to make distributions to our stockholders.

We have a credit facility, which consists of a $100.0 million revolving credit facility that matures in May 2018, a $50.0 million term loan that matures in May 2019, a $50.0 million term loan that matures in May 2021 and a $100.0 million term loan that matures in March 2020. We also have $100.0 million of senior unsecured notes outstanding. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our revolving credit facility, our term loans and our senior unsecured notes. Our revolving credit facility, our term loans, our senior unsecured notes and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will limit or restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. For example, our credit facility restricts distributions if we are in default and otherwise limits our fiscal year distributions to 95% of our funds from operations. The covenants in our debt agreements may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders or obtain necessary funds. Given the restrictions in our debt covenants on these and other activities, we may be limited in our operating and financial flexibility and in our ability to respond to changes in our business or competitive activities in the future.

Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. In addition, the failure of at least one of our chief executive officer and our president or any successors approved by the administrative agent to continue to be active in our day-to-day management constitutes an event of default under our credit facility. We have 120 days under our credit facility to hire a successor executive reasonably satisfactory to the administrative agent in the event that both our chief executive officer and our president or any successors cease to be active in our management. If we violate covenants or if there is an event of default under our credit facility, our senior unsecured notes, our existing mortgage loans payable or in our future agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all which may have a material adverse effect on our cash flows, financial condition and results of operations.

In addition, the note purchase agreement with respect to our existing senior unsecured notes contains, and any unsecured debt agreements we enter into in the future may contain, specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

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

Adverse changes in our credit rating could negatively affect our financing activity.

During 2015, Fitch Ratings assigned us an initial issuer rating of BBB- with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Our credit rating can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to maintain our current credit rating, and in the event our credit rating is downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit rating may trigger additional payments or other negative consequences under our existing and future credit facilities and debt instruments. For example, if our credit rating is downgraded to below investment grade levels, we may not be able to obtain or maintain extensions on certain of our existing debt. Adverse changes in our credit rating could negatively impact our refinancing activities, our ability to manage our debt maturities, our future growth, our financial condition, the market price of our stock and our acquisition activities.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap contracts and swap agreements. For example, we have executed interest rate caps to hedge the variable cash flows associated with $150.0 million of our existing $200.0 million variable-rate term loans. These agreements have costs and involve the risks that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

We have entered into agreements with third-party sellers to acquire four properties, one non-binding letter of intent with a third-party seller to acquire one industrial property and two outstanding contracts with third-party purchasers to sell two properties as more fully described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire or sell the properties under contract or non-binding letter of intent because the proposed acquisitions and dispositions are subject to the completion of satisfactory due diligence and various closing conditions, and, in addition, with respect to the property under non-binding letter of intent, our entry into a purchase and sale agreement. There is no assurance that such proposed acquisitions and dispositions, if completed, will be completed on the timeframe we expect. If we do not complete the acquisition or disposition of the properties under contract and letter of intent, we will have incurred expenses without our stockholders realizing any benefit from the acquisition or disposition of such properties.

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

Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns over contributions to climate change. The United States Environmental Protection Agency, or EPA, is moving to regulate GHG emissions from large stationary sources, including electricity producers, and mobile sources, through fuel efficiency and other requirements, using its existing authority under the Clean Air Act. Moreover, certain state and regional programs are being implemented to require reductions in GHG emissions. Any additional taxation or regulation of energy use, including as a result of (i) the regulations that EPA has proposed or may propose in the future, (ii) state programs and regulations, or (iii) renewed GHG legislative efforts by future Congresses, could result in increased operating costs that we may not be able to effectively pass on to our tenants. In addition, any increased regulation of GHG emissions could impose substantial costs on our tenants. These costs include, for example, an increase in the cost of the fuel and other energy purchased by our tenants and capital costs associated with updating or replacing their trucks earlier than planned. Any such increased costs could impact the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the total voting power of the outstanding securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for tax years beginning after December 31, 2017, in accordance with the PATH Act discussed above) of the value of our total assets can be represented by the securities of one or more taxable REIT subsidiaries, or TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our relationship with any TRS will be limited, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. While we currently do not own any interest in a TRS, we may own any such interest in the future. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Overall, no more than 25% (20% for tax years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Any TRS of ours will pay federal, state and local income tax on its taxable income, and its after-tax net income will be available (but not required) to be distributed to us. We anticipate that the aggregate value of any TRS stock and securities owned by us will be significantly less than 25% (20% for tax years beginning after December 31, 2017) of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 25% (20% for tax years beginning after December 31, 2017) of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. No assurance, however, can be given that we will be able to comply with the 25% (20% for tax years beginning after December 31, 2017) limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain our REIT qualification or avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.

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

Sales of substantial amounts of shares of our common stock and preferred stock in the public market or the perception that such sales might occur could adversely affect the market price of the shares of our common stock and preferred stock, respectively. The issuance and vesting of any restricted stock granted to certain directors, executive officers and other employees under our Amended and Restated 2010 Equity Incentive Plan, the issuance of our common stock upon the vesting of awards under our Amended and Restated Long-Term Incentive Plan, the issuance of our common stock in connection with property, portfolio or business acquisitions and other issuances of our common stock and preferred stock could have an adverse effect on the market price of our common stock and preferred stock. Future sales of shares of our common stock or preferred stock may be dilutive to existing stockholders.

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

Future offerings of debt securities and the incurrence of other future indebtedness, which would be senior to our common stock and preferred stock upon liquidation, and/or preferred stock which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock or preferred stock, as applicable.

Upon liquidation, holders of our debt securities and shares of preferred stock, including our Series A Preferred Stock, and lenders with respect to other borrowings, including our existing credit facility and mortgage loans payable, will receive distributions of our available assets prior to the holders of our common stock. In addition, holders of our debt securities and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our Series A Preferred Stock. In the future we may attempt to increase our capital resources by making additional offerings of debt and equity securities. Additional equity offerings may dilute the holdings of our existing stockholders and/or reduce the market price of our common stock and/or our preferred stock. In addition, future offerings of debt securities or the incurrence of additional other indebtedness may reduce the market price of our common and/or our preferred stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock has a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock or preferred stock and diluting their stock holdings in us.

We may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

Our ability to make distributions to our stockholders may be adversely affected by the risk factors described in this Annual Report on Form 10-K. We may not generate sufficient income to make distributions to our stockholders. Our board of directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, any debt service obligations, any debt covenants, and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•	our inability to realize attractive risk-adjusted returns on our investments;

•	unanticipated expenses or reduced revenues that reduce our cash flow or non-cash earnings;

•	our debt service obligations; and

•	decreases in the value of our industrial properties that we own.

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

As of December 31, 2015, we owned 148 buildings (including one building held for sale) aggregating approximately 11.1 million square feet, one redevelopment property expected to contain approximately 0.2 million square feet and two improved land parcels consisting of 3.5 acres. The properties are located in Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of December 31, 2015, our properties were approximately 91.5% leased to 352 customers, the largest of which accounted for approximately 4.4% of our total annualized base rent. We own several types of industrial real estate, including warehouse/distribution (approximately 92.2% of our total portfolio square footage as of December 31, 2015), flex (including light industrial and R&D) (approximately 6.3%) and trans-shipment (approximately 1.5%). See “Our Investment Strategy – Industrial Facility General Characteristics” in this Annual Report on Form 10-K for a general description of these types of industrial real estate. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K, for a detailed listing of our properties.

The following table summarizes by market our investments in real estate as of December 31, 2015:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of December 31, 2015	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)[4]
Los Angeles	14	1,348,802	12.2%	99.0%	$10,574	13.5%	$7.92	2.4	$172,616	[5]
Northern New Jersey/New York City	43	2,733,068	24.7%	81.3%	18,536	23.8%	8.34	4.2	287,598
San Francisco Bay Area [3]	24	1,268,799	11.4%	91.5%	11,591	14.9%	9.98	5.7	173,354
Seattle	18	1,398,710	12.6%	99.2%	7,411	9.5%	5.34	2.6	131,759
Miami	25	1,683,978	15.2%	92.8%	11,583	14.8%	7.41	4.3	143,027
Washington, D.C./Baltimore	24	2,647,017	23.9%	93.2%	18,308	23.5%	7.42	3.7	277,823

Total/Weighted Average	148	11,080,374	100.0%	91.5%	$78,003	100.0%	$7.70	3.9	$1,186,177

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2015, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2015, weighted by the respective square footage.
[3]	Includes one property held for sale with a gross book value of approximately $6.3 million and accumulated depreciation and amortization of approximately $1.3 million as of December 31, 2015.
[4]	Includes 3.5 acres of improved land as discussed below.
[5]

Includes approximately $24.9 million related to a redevelopment property that is expected to contain an approximately 210,000 square foot distribution building and an approximately 34,000 square foot office building.

We also own two improved land parcels totaling approximately 3.5 acres that are 100% leased to two tenants. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may consider redeveloping such land either by expansion of adjacent buildings or the construction of new buildings.

The following table summarizes by market our investments in improved land as of December 31, 2015:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of December 31, 2015	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	1	1.2	34.3%	100.0%	$146	42.0%	$2.80	1.0
Northern New Jersey/New York City	—	—	0.0%	—	—	0.0%	—	—
San Francisco Bay Area	—	—	0.0%	—	—	0.0%	—	—
Seattle	—	—	0.0%	—	—	0.0%	—	—
Miami	1	2.3	65.7%	100.0%	202	58.0%	2.02	3.4
Washington, D.C./Baltimore	—	—	0.0%	—	—	0.0%	—	—

Total/Weighted Average	2	3.5	100.0%	100.0%	$348	100.0%	$2.29	2.6

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2015, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2015, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three months and years ended December 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2015	2014	2015	2014
Building improvements	$3,823	$1,662	$11,140	$3,805
Tenant improvements	1,030	1,038	4,248	4,450
Leasing commissions	2,714	1,503	6,092	4,157
Redevelopment and expansion	1,129	1,006	1,835	8,169

Total capital expenditures[1]	$8,696	$5,209	$23,315	$20,581

[1]

Includes approximately $5.3 million and $2.8 million for the three months ended December 31, 2015 and 2014, respectively, and approximately $12.6 million and $14.9 million for the years ended December 31, 2015 and 2014, respectively, related to leasing acquired vacancy and renovation projects (stabilization capital) at 13 and 11 properties for the three months ended December 31, 2015 and 2014, respectively, and 17 and 7 properties for the years ended December 31, 2015 and 2014, respectively.

The following table summarizes the anticipated lease expirations for leases in place at December 31, 2015, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet [1]	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1,2]	% of Total Annualized Base Rent [1]
2016	1,671,678	15.1%	$12,016	13.9%
2017	1,398,067	12.6%	12,384	14.3%
2018	1,331,713	12.0%	11,164	12.9%
2019	1,848,779	16.7%	14,297	16.5%
2020	1,423,686	12.9%	11,790	13.7%
Thereafter	2,462,099	22.2%	24,768	28.7%

Total	10,136,022	91.5%	$86,419	100.0%

[1]	Includes leases that expire on or after December 31, 2015 and month-to-month leases totaling 126,808 square feet.
[2]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of December 31, 2015, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of December 31, 2015, leases representing approximately 15.1% of the total rentable square footage of our portfolio are scheduled to expire during the year ending December 31, 2016. We currently expect that on average, the rental rates we are likely to achieve on any new (re-leased) or renewed leases for our 2016 expirations will generally be above the rates currently being paid for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 86.0% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of December 31, 2015 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	FedEx Corporation	5	241,783	2.2%	$3,404	4.4%
2	United States Government	9	347,784	3.1%	3,036	3.9%
3	Cepheid	3	171,707	1.6%	2,875	3.7%
4	Northrop Grumman Systems	2	199,866	1.8%	2,229	2.9%
5	H.D. Smith Wholesale Drug Company	1	211,418	1.9%	2,195	2.8%
6	Synergy Custom Fixtures	1	301,983	2.7%	1,434	1.8%
7	West Coast Warehouse	1	265,500	2.4%	1,418	1.8%
8	YRC Worldwide	2	61,252	0.6%	1,318	1.7%
9	District of Columbia	3	148,203	1.3%	1,301	1.7%
10	HD Supply Company	1	138,780	1.3%	1,295	1.7%
11	Miami International Freight Solutions	1	192,454	1.7%	1,209	1.5%
12	Avborne Accessory Group	1	137,594	1.2%	1,069	1.4%
13	Ace World Class	1	161,610	1.5%	1,039	1.2%
14	Home Depot	1	192,000	1.7%	912	1.2%
15	JAM’N Logistics	1	110,336	1.0%	905	1.2%
16	Bar Logistics	1	115,954	1.0%	863	1.1%
17	XPO Logistics, Inc.	2	123,035	1.1%	847	1.1%
18	USPS	2	81,950	0.7%	808	1.0%
19	Service West Inc.	1	129,279	1.2%	796	1.0%
20	Flash Global Logistics	1	94,046	0.9%	756	1.0%

	Total	40	3,426,534	30.9%	$29,709	38.1%

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2015, multiplied by 12.

As of December 31, 2015, 13 of our 85 properties with a net investment book value of approximately $177.2 million were encumbered by mortgage loans payable totaling approximately $83.5 million, which bear interest at a weighted average fixed annual rate of 4.4%.

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

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TRNO”. The following table sets forth, for the indicated periods, the high and low sale prices for our common stock, as reported on the NYSE and the per share dividends declared:

Year	High	Low	Dividend per common share
2015
First Quarter	$23.89	$21.14	$0.16
Second Quarter	23.19	19.40	0.16
Third Quarter	21.65	19.59	0.16
Fourth Quarter	23.48	19.39	0.18
2014
First Quarter	$19.00	$16.88	$0.13
Second Quarter	19.84	17.83	0.14
Third Quarter	20.38	18.51	0.14
Fourth Quarter	21.48	18.94	0.16

As of January 26, 2016, there were approximately 10,510 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.

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

In addition, our credit facility has a covenant limiting our maximum REIT distribution paid to a percentage of our funds from operations (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”) before acquisition costs of 95% for each fiscal year (subject to distribution payments necessary to preserve our REIT status). To the extent that, in respect of any calendar year, cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable share distribution or distribution of debt securities. Income as computed for purposes of the tax rules described above will not necessarily correspond to our income as determined for financial reporting purposes.

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

The following table sets forth the cash dividends paid or payable during the years ended December 31, 2015 and 2014:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2015	Common stock	$0.160000	February 18, 2015	April 7, 2015	April 21, 2015
March 31, 2015	Preferred stock	$0.484375	February 18, 2015	March 10, 2015	March 31, 2015
June 30, 2015	Common stock	$0.160000	May 5, 2015	July 7, 2015	July 21, 2015
June 30, 2015	Preferred stock	$0.484375	May 5, 2015	June 11, 2015	June 30, 2015
September 30, 2015	Common stock	$0.160000	August 4, 2015	October 7, 2015	October 21, 2015
September 30, 2015	Preferred stock	$0.484375	August 4, 2015	September 10, 2015	September 30, 2015
December 31, 2015	Common stock	$0.180000	November 3, 2015	December 31, 2015	January 14, 2016
December 31, 2015	Preferred stock	$0.484375	November 3, 2015	December 10, 2015	December 31, 2015

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2014	Common stock	$0.130000	February 19, 2014	April 7, 2014	April 21, 2014
March 31, 2014	Preferred stock	$0.484375	February 19, 2014	March 10, 2014	March 31, 2014
June 30, 2014	Common stock	$0.140000	May 9, 2014	July 7, 2014	July 21, 2014
June 30, 2014	Preferred stock	$0.484375	May 9, 2014	June 11, 2014	June 30, 2014
September 30, 2014	Common stock	$0.140000	August 8, 2014	October 7, 2014	October 21, 2014
September 30, 2014	Preferred stock	$0.484375	August 8, 2014	September 12, 2014	September 30, 2014
December 31, 2014	Common stock	$0.160000	November 4, 2014	December 31, 2014	January 14, 2015
December 31, 2014	Preferred stock	$0.484375	November 4, 2014	December 12, 2014	December 31, 2014

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
October 1, 2015 - October 31, 2015	—		$—	N/A	N/A
November 1, 2015 - November 30, 2015	287	[1]	21.55	N/A	N/A
December 1, 2015 - December 31, 2015	—		—	N/A	N/A

	287		$21.55	N/A	N/A

[1]	Represents shares of common stock surrendered by employees to the company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.

Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 31, 2010 to December 31, 2015 with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on December 31, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the company specifically incorporates it by reference into such filing.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data derived from our audited consolidated financial statements as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K beginning on page F-1 and with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data
Total revenues	$95,895	$68,875	$45,529	$29,335	$14,182
Total costs and expenses	82,240	51,567	36,973	25,931	17,375
Gain on sales of real estate investments	10,567	—	—	—	—
Income (loss) from continuing operations	14,601	10,718	2,451	(2,031)	(5,807)
Income from discontinued operations	—	—	1,412	2,059	2,078
Gain on sales of real estate investments	—	—	2,778	4,037	—
Net income (loss) available to common stockholders, net of preferred stock dividends	10,958	7,126	3,056	2,437	(3,729)
Earnings per Common Share - Basic and Diluted:
Income (loss) from continuing operations available to common stockholders, net of preferred stock dividends	$0.26	$0.23	$(0.05)	$(0.28)	$(0.64)
Income from discontinued operations	—	—	0.20	0.47	0.23

Net income (loss) available to common stockholders, net of preferred stock dividends	$0.26	$0.23	$0.15	$0.19	$(0.41)

Dividends declared per common share	$0.66	$0.57	$0.51	$0.46	$0.40
Dividends declared per preferred share	1.94	1.94	1.94	0.87	—
Basic and Diluted Weighted Average Common Shares Outstanding	42,861,276	30,433,017	21,011,276	13,135,440	9,161,805
Other Data
Funds from operations [1]	$36,172	$26,097	$12,689	$7,435	$1,056
Basic and diluted FFO per common share [1]	0.84	0.86	0.60	0.57	0.12
Cash flows provided by (used in):
Operating activities	$42,068	$29,321	$13,495	$9,749	$2,149
Investing activities	(255,359)	(249,916)	(201,865)	(160,180)	(105,884)
Financing activities	45,140	404,207	189,429	153,112	49,731
Balance Sheet Data
Investments in real estate at cost [2]	$1,179,920	$901,273	$651,839	$445,348	$264,584
Total assets	1,152,138	1,074,735	644,165	444,192	266,693
Total debt	381,475	302,470	190,472	178,170	99,671
Total stockholders’ equity	733,082	747,036	438,835	255,274	159,011

[1]

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures,” in this Annual Report on Form 10-K for a reconciliation to net income (loss), net of preferred stock dividends and a discussion of why we believe funds from operations, or FFO, is a useful supplemental measure of operating performance, ways in which investors might use FFO when assessing our financial performance, and FFO’s limitations as a measurement tool.

[2]

Excludes one property held for sale with a gross book value of approximately $6.3 million as of December 31, 2015 and property held for sale with a gross book value of approximately $6.9 million as of December 31, 2014.

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

Overview

We acquire, own and operate industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution (approximately 92.2% of our total portfolio square footage as of December 31, 2015), flex (including light industrial and R&D) (approximately 6.3%) and trans-shipment (approximately 1.5%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. As of December 31, 2015, we owned 148 buildings (including one building held for sale) aggregating approximately 11.1 million square feet, one redevelopment property expected to contain approximately 0.2 million square feet and two improved land parcels consisting of 3.5 acres, which we purchased for an aggregate purchase price of approximately $1.1 billion. As of December 31, 2015, our properties were approximately 91.5% leased to 352 customers, the largest of which accounted for approximately 4.4% of our total annualized base rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2010.

Our Investment Strategy

We acquire, own and operate in industrial properties in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate.

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

We have no current intention to acquire undeveloped industrial land or to pursue ground up development. However, we may pursue redevelopment and expansion opportunities of properties that we own or acquire adjacent land to expand our existing facilities.

We expect that we will continue to acquire the significant majority of our investments as equity interests in individual properties, portfolios of properties or acquired improved industrial land parcels which may be rented without a building in place. We may also acquire industrial properties through the acquisition of other corporations or entities that own industrial real estate. We will opportunistically target investments in debt secured by industrial real estate that would otherwise meet our investment criteria with the intention of ultimately acquiring the underlying real estate. We currently do not intend to target specific percentages of holdings of particular types of industrial properties. This expectation is based upon prevailing market conditions and may change over time in response to different prevailing market conditions.

The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2015, we acquired 48 unstabilized properties of which 33 have been stabilized.

We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value and/or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of four properties since inception for a cumulative sales price of approximately $60.6 million and a total gain of approximately $17.4 million.

2015 Developments

Acquisition Activity

During 2015, we acquired 29 industrial buildings containing 2,272,653 square feet for a total purchase price of approximately $268.5 million. The properties were acquired from unrelated third parties using existing cash on hand, net of an assumed mortgage loan payable of approximately $4.8 million with a fixed interest rate of approximately 5.71%. The following table sets forth the industrial buildings we acquired during 2015:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
10100 NW 25th	Doral, FL	January 23, 2015	1	106,810	$9,875	6.4%
V Street	Washington, D.C.	January 29, 2015	6	820,207	115,500	5.8%
9070 Junction	Annapolis Junction, MD	February 19, 2015	1	115,287	10,360	6.2%
NW 81st	Medley, FL	February 27, 2015	2	89,264	8,500	5.5%
Ahern II	Union City, CA	March 26, 2015	1	64,754	7,375	5.5%
Kent 190th	Kent, WA	April 16, 2015	1	115,300	11,150	5.2%
Olympic	Tukwila, WA	April 23, 2015	1	34,200	3,200	5.0%
Kent Corporate Park	Kent, WA	July 2, 2015	4	138,154	12,250	6.2%
Miami International Trade Center	Medley, FL	September 3, 2015	4	154,552	17,250	5.8%
180 Manor	East Rutherford, NJ	October 15, 2015	1	84,720	9,338	6.1%
4225 2nd Avenue	Seattle, WA	October 26, 2015	1	50,832	8,285	5.8%
22 Madison	Fairfield, NJ	November 20, 2015	1	39,785	3,200	5.8%
Kent 202	Kent, WA	December 14, 2015	1	158,168	14,875	6.0%
Central Pacific Business Park II	Union City, CA	December 29, 2015	4	300,620	37,300	5.5%

Total/Weighted Average			29	2,272,653	$268,458	5.8%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $271.5 million.
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

Disposition Activity

During 2015, we sold two properties for a cumulative sales price of approximately $24.6 million, resulting in a total gain of approximately $10.6 million. We sold one property located in the San Francisco Bay Area market for a sales price of approximately $13.4 million, resulting in a gain of approximately $6.3 million and one property located in the Washington, D.C./Baltimore market for a sales price of approximately $11.2 million, resulting in a gain of approximately $4.3 million.

Redevelopment Activity

In 2015, we began redevelopment of our South Main Street property in Carson, California. We demolished three buildings totaling approximately 186,000 square feet and we will construct a new front-load industrial distribution building containing approximately 210,000 square feet and will renovate an existing approximately 34,000 square foot office building. The property is 73.8% pre-leased and the expected redevelopment cost is approximately $16.4 million for a total expected investment of approximately $38.0 million, excluding approximately $2.3 million of intangible liabilities.

Senior Unsecured Notes

On September 1, 2015, we issued in a private placement $50.0 million of senior unsecured notes with a seven-year term that bear interest at a fixed annual interest rate of 4.23% and mature in September 2022. On October 13, 2015, we issued in a private placement $50.0 million of senior unsecured notes with a 12-year maturity that bear interest at a fixed annual interest rate of 4.65% and mature in October 2027 (collectively the “Senior Unsecured Notes”).

Share Repurchase Program

On August 4, 2015, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our outstanding common stock from time to time through December 31, 2016. Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2015 we have not repurchased any shares of stock pursuant to our share repurchase authorization.

Dividend and Distribution Activity

The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2015:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2015	Common stock	$0.160000	February 18, 2015	April 7, 2015	April 21, 2015
March 31, 2015	Preferred stock	$0.484375	February 18, 2015	March 10, 2015	March 31, 2015
June 30, 2015	Common stock	$0.160000	May 5, 2015	July 7, 2015	July 21, 2015
June 30, 2015	Preferred stock	$0.484375	May 5, 2015	June 11, 2015	June 30, 2015
September 30, 2015	Common stock	$0.160000	August 4, 2015	October 7, 2015	October 21, 2015
September 30, 2015	Preferred stock	$0.484375	August 4, 2015	September 10, 2015	September 30, 2015
December 31, 2015	Common stock	$0.180000	November 3, 2015	December 31, 2015	January 14, 2016
December 31, 2015	Preferred stock	$0.484375	November 3, 2015	December 10, 2015	December 31, 2015

Recent Developments

Acquisition Activity

Subsequent to December 31, 2015, we acquired one industrial building containing 35,480 square feet for a total purchase price of approximately $6.5 million. The property was acquired from an unrelated third party using cash on hand. The following table sets forth the wholly-owned industrial property we acquired subsequent to December 31, 2015:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate
4930 3rd Avenue South	Seattle, WA	January 25, 2016	1	35,480	$6,500	6.2%

Total/Weighted Average			1	35,480	$6,500	6.2%

Contractual Commitments

As of February 10, 2016 we have four outstanding contracts with third-party sellers to acquire four industrial properties, one non-binding letter of intent with a third-party seller to acquire one industrial property and two outstanding contracts with third-party purchasers to sell two properties as further described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire or sell the properties under contract or non-binding letter of intent because the proposed acquisitions and dispositions are subject to the completion of satisfactory due diligence and various closing conditions, and, in addition, with respect to the property under non-binding letter of intent, our entry into a purchase and sale agreement.

Outlook

Current operating conditions in our six markets are excellent. We believe that on average, the rental rates we are likely to achieve on new or renewed leases for our 2016 expirations will be at or above the rates currently being paid for the same space. However, new speculative development continues. This new development will slow potential rent growth from what it would be without such new development.

Over the intermediate term of the next four to five years, we expect to grow our portfolio to approximately $3 billion of assets up from approximately $1.2 billion today. This will utilize approximately $2 billion of equity up from approximately $1 billion today. We expect this to optimize our operating efficiency, increase our shareholder liquidity and maintain our recently acquired investment grade credit rating. We remain mindful, however, that it is per share, rather than aggregate, results that matter.

We believe in the long-term operating prospects of our functional, extremely infill coastal assets. We believe in sound balance sheet management. We believe in the benefits of our market-leading corporate governance and exceptionally aligned executive management compensation. As a result, we are enthusiastic about the future and our ability to produce superior results for our shareholders over time.

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

Inflation

Although the U.S. economy has been experiencing relatively modest inflation rates recently, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, approximately 69.3% of our total rentable square feet expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 86.0% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

Our primary cash expenses consist of our property operating expenses, which include: real estate taxes, repairs and maintenance, management expenses, insurance, utilities, general and administrative expenses, which include compensation costs, office expenses, professional fees and other administrative expenses, acquisition costs, which include third-party costs paid to brokers and consultants, and interest expense, primarily on mortgage loans and our credit facility and senior unsecured notes.

Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions at various times during the course of such periods. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition.

The analysis of our results below for the years ended December 31, 2015 and 2014 includes the changes attributable to same store properties. The same store pool for the comparison of the 2015 and 2014 fiscal years includes all properties that were owned and in operation as of December 31, 2015 and since January 1, 2014 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of December 31, 2015. As of December 31, 2015, the same store pool consisted of 89 buildings aggregating approximately 6.3 million square feet representing approximately 57.0% of our total square feet owned. As of December 31, 2015, the non-same store properties, which we acquired or sold during 2014 and 2015, were held for sale or in redevelopment as of December 31, 2015, consisted of 59 buildings aggregating approximately 4.8 million square feet and one redevelopment property expected to contain approximately 0.2 million square feet. As of December 31, 2015 and 2014, the consolidated same store pool occupancy was approximately 94.4% and 95.4%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014:

	For the Year Ended December 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$48,036	$45,741	$2,295	5.0%
Non-same store operating properties [1]	27,863	8,387	19,476	232.2%

Total rental revenues	75,899	54,128	21,771	40.2%
Tenant expense reimbursements
Same store	12,549	12,357	192	1.6%
Non-same store operating properties [1]	7,447	2,390	5,057	211.6%

Total tenant expense reimbursements	19,996	14,747	5,249	35.6%

Total revenues	95,895	68,875	27,020	39.2%

Property operating expenses
Same store	17,485	16,494	991	6.0%
Non-same store operating properties [1]	9,170	2,667	6,503	243.8%

Total property operating expenses	26,655	19,161	7,494	39.1%

Net operating income [2]
Same store	43,100	41,604	1,496	3.6%
Non-same store operating properties [1]	26,140	8,110	18,030	222.3%

Total net operating income	$69,240	$49,714	$19,526	39.3%

Other costs and expenses
Depreciation and amortization	36,026	19,170	16,856	87.9%
General and administrative	14,846	9,496	5,350	56.3%
Acquisition costs	4,713	3,740	973	26.0%

Total other costs and expenses	55,585	32,406	23,179	71.5%

Other income (expense)
Interest and other income	18	1	17	1700.0%
Interest expense, including amortization	(9,639)	(6,591)	(3,048)	46.2%
Gain on sales of real estate investments	10,567	—	10,567	n/a

Total other income and expenses	946	(6,590)	7,536	n/a

Income from discontinued operations	—	—	—	n/a

Net income	$14,601	$10,718	$3,883	36.2%

[1]

Includes 2014 and 2015 acquisitions, one property under redevelopment and one property held for sale to a third party with a gross book value of approximately $6.3 million and accumulated depreciation and amortization of approximately $1.3 million as of December 31, 2015.

[2]

Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $27.0 million for the year ended December 31, 2015 compared to the prior year due primarily to property acquisitions during 2014 and 2015, increased average occupancy at Garfield and Littlefield and increased rental rates in the same store pool portfolio. In addition, rent changes on new and renewed leases commenced during the year ended December 31, 2015 were approximately

9.0% higher as compared with the previous rental rates in that same space. For the quarter and year ended December 31, 2015, approximately $0.6 million and $2.9 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $7.5 million during the year ended December 31, 2015 compared to the same period from the prior year due primarily to property acquisitions during 2014 and 2015. Total same store property operating expenses increased during the year ended December 31, 2015 compared to the same period from the prior year primarily due to an increase in snow removal expenses.

Depreciation and amortization. Depreciation and amortization increased approximately $16.9 million during the year ended December 31, 2015 compared to the same period from the prior year due to property acquisitions during 2014 and 2015. In addition, we incurred additional depreciation expense of approximately $4.0 million during the year ended December 31, 2015 related to the redevelopment of our South Main Street property as a result of the reduction of the useful lives of the original buildings.

General and administrative expenses. General and administrative expenses increased approximately $5.4 million for the year ended December 31, 2015 compared to the same period from the prior year due primarily to an increase in the performance share awards expense of approximately $3.8 million and increased compensation expense and professional fees as compared to the prior year period.

Acquisition costs. Acquisition costs increased by approximately $1.0 million for the year ended December 31, 2015 from the prior year due to a higher volume of property acquisitions during the year ended December 31, 2015 as compared to the prior year.

Interest and other income. Interest and other income increased approximately $17,000 for the year ended December 31, 2015 compared to the same period from the prior year due primarily to increased average cash and cash equivalent holdings.

Interest expense, including amortization. Interest expense increased approximately $3.0 million for the year ended December 31, 2015 compared to the prior year due primarily to an increase in our average outstanding borrowings including $100.0 million of senior unsecured notes issued in 2015.

The analysis of our results below for the years ended December 31, 2014 and 2013 includes the changes attributable to same store properties. The same store pool for the comparison of the 2014 and 2013 fiscal years includes all properties that were owned and in operation as of December 31, 2014 and since January 1, 2013 and excludes properties that were either disposed of prior to or held for sale to a third party as of December 31, 2014. As of December 31, 2014, the same store pool consisted of 65 buildings aggregating approximately 4.8 million square feet representing 51.8% of our total square feet owned. As of December 31, 2014, the non-same store properties, which we acquired or sold during 2013 and 2014 or were held for sale as of December 31, 2014, consisted of 61 buildings aggregating approximately 4.5 million square feet. As of December 31, 2014 and 2013, the consolidated same store pool occupancy was approximately 97.1% and 96.3%, respectively.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013:

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$32,550	$30,942	$1,608	5.2%
Non-same store operating properties [1]	21,578	4,929	16,649	337.8%

Total rental revenues	54,128	35,871	18,257	50.9%
Tenant expense reimbursements
Same store	9,363	8,717	646	7.4%
Non-same store operating properties [1]	5,384	941	4,443	472.2%

Total tenant expense reimbursements	14,747	9,658	5,089	52.7%

Total revenues	68,875	45,529	23,346	51.3%

Property operating expenses
Same store	11,362	11,018	344	3.1%
Non-same store operating properties [1]	7,799	1,753	6,046	344.9%

Total property operating expenses	19,161	12,771	6,390	50.0%

Net operating income [2]
Same store	30,551	28,641	1,910	6.7%
Non-same store operating properties [1]	19,163	4,117	15,046	365.5%

Total net operating income	$49,714	$32,758	$16,956	51.8%

Other costs and expenses
Depreciation and amortization	19,170	12,481	6,689	53.6%
General and administrative	9,496	8,423	1,073	12.7%
Acquisition costs	3,740	3,298	442	13.4%

Total other costs and expenses	32,406	24,202	8,204	33.9%

Other income (expense)
Interest and other income	1	109	(108)	(99.1)%
Interest expense, including amortization	(6,591)	(6,214)	(377)	6.1%
Gain on sales of real estate investments	—	—	—	n/a

Total other income and expenses	(6,590)	(6,105)	(485)	7.9%

Income from discontinued operations	—	4,190	(4,190)	n/a

Net income	$10,718	$6,641	$4,077	61.4%

[1]

Includes 2013 and 2014 acquisitions and one property held for sale to a third party with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of approximately $0.6 million as of December 31, 2014.

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

Property operating expenses. Total property operating expenses increased approximately $6.4 million during the year ended December 31, 2014 compared to the prior year due primarily to property acquisitions during 2013 and 2014. Total same store property operating expenses increased during the year ended December 31, 2014 compared to the prior year primarily due to an increase in snow removal expenses.

Depreciation and amortization. Depreciation and amortization increased approximately $6.7 million during the year ended December 31, 2014 compared to the prior year due to property acquisitions during 2013 and 2014.

General and administrative expenses. General and administrative expenses increased approximately $1.1 million for the year ended December 31, 2014 compared to the same period from the prior year due primarily to increased compensation expense and professional fees, offset by a decrease in the performance share awards expense of approximately $0.3 million as compared to the prior year.

Acquisition costs. Acquisition costs increased by approximately $0.4 million for the year ended December 31, 2014 from the prior year due to a higher volume of property acquisitions during the year ended December 31, 2014 as compared to the prior year.

Interest and other income. Interest and other income decreased approximately $0.1 million for the year ended December 31, 2014 compared to the prior year due primarily to insurance proceeds received in 2013 in excess of expenses due to Hurricane Sandy.

Interest expense, including amortization. Interest expense increased approximately $0.4 million for the year ended December 31, 2014 compared to the prior year due primarily to the assumption and origination of mortgage loans payable during 2013 and 2014, as well as an increase in borrowings on the credit facility, net of capitalized interest.

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

We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and additional perpetual preferred stock. During 2015, Fitch Ratings assigned us an initial issuer rating of BBB- with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize unsecured bonds, recourse bank term loans, credit facilities and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with term loans, senior unsecured notes, mortgages, borrowings under our credit facility, perpetual preferred and common stock issuances and, from time to time, property sales. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through borrowings under our credit facility, periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt, and with proceeds from the disposition of properties. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our credit facility and to access additional capital through issuances of equity and debt securities.

We have 1,840,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) issued and outstanding. Dividends on the Series A Preferred Stock are payable when, as and if authorized by our board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon our liquidation, dissolution or winding-up, senior to our common stock.

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

We have an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in amounts and at times as we determine from time to time. Actual sales, if any, will depend on a variety of factors to be determined by our company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us. During the year ended December 31, 2015, we issued an aggregate of 136,600 shares of common stock at a weighted average offering price of $22.85 per share under the ATM Program, receiving net proceeds of approximately $3.1 million and paying total compensation to the applicable sales agents of approximately $47,000. As of December 31, 2015, we had shares of common stock having an aggregate offering price of up to $96.9 million available for issuance under the ATM Program.

On September 1, 2015, we issued in a private placement $50.0 million of Senior Unsecured Notes with a seven-year term that bear interest at a fixed annual interest rate of 4.23% and mature in September 2022. On October 13, 2015, we issued in a private placement $50.0 million of Senior Unsecured Notes with a 12-year term that bear interest at a fixed annual interest rate of 4.65% and mature in October 2027. As of December 31, 2015, we had a credit facility (the “Facility”), which consists of a $100.0 million revolving credit facility that matures in May 2018, a $50.0 million term loan that matures in May 2019, a $50.0 million term loan that matures in May 2021 and a $100.0 million term loan that matures in March 2020. As of both December 31, 2015 and 2014, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. We have three interest rate caps to hedge the variable cash flows associated $150.0 million of our existing variable-rate term loans. See “Note 8 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $200.0 million term loans and the $100.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at December 31, 2015) for the revolving credit facility, the $50.0 million term loan that matures in May 2019 and the $100.0 million term loan that matures in March 2020 and 1.75% to 2.30% (1.75% at December 31, 2015) for the $50.0 million term loan that matures in May 2021, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes at December 31, 2015 and, as applicable, December 31, 2014.

As of December 31, 2015 and 2014, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $83.5 million and $103.8 million, respectively, and held cash and cash equivalents totaling approximately $22.5 million and $190.6 million, respectively.

The following table summarizes our debt maturities, principal payments, market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the year ended December 31, 2015 (dollars in thousands – except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2016	$—	$—	$—	$16,871	$16,871
2017	—	—	—	1,916	1,916
2018	—	—	—	1,910	1,910
2019	—	50,000	—	18,805	68,805
2020	—	100,000	—	33,077	133,077
Thereafter	—	50,000	100,000	11,271	161,271

Subtotal	—	200,000	100,000	83,850	383,850
Unamortized net premiums	—	—	—	199	199

Total Debt	—	200,000	100,000	84,049	384,049
Deferred financing costs, net	—	(1,057)	(977)	(540)	(2,574)

Total Debt, net	$—	$198,943	$99,023	$83,509	$381,475

Weighted Average Interest Rate	n/a	1.8%	4.4%	4.4%	3.1%

	Shares Outstanding [1]	Market Price [2]	Market Value
Common Stock	43,310,272	$22.62	$979,678
Preferred Stock ($25.00 per share liquidation preference)			46,000

Total Equity			1,025,678

Total Market Capitalization			$1,407,153

Total Debt-to-Total Investments in Properties [3]			32.2%
Total Debt-to-Total Market Capitalization [4]			27.1%
Total Debt and Preferred Stock-to-Total Market Capitalization [5]			30.4%
Floating Rate Debt as a % of Total Debt [6]			52.2%
Adjusted EBITDA [7]			$60,493
Interest Coverage [8]			6.3 x
Fixed Charge Coverage [9]			4.5 x
Total Debt-to-Adjusted EBITDA [10]			6.3 x
Total Debt and Preferred Stock-to-Adjusted EBITDA [11]			7.1 x
Weighted Average Maturity of Total Debt (years)			5.4

[1]	Includes 403,468 shares of unvested restricted stock as of December 31, 2015.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on December 31, 2015 in dollars per share.
[3]

Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including properties held for sale with a gross book value of $6.3 million, as of December 31, 2015.

[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of December 31, 2015.
[5]

Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock at liquidation preference, divided by total market capitalization as of December 31, 2015.

[6]

Floating rate debt includes $50.0 million of our existing term loan borrowings with an interest rate cap of 4.0% plus 1.75% to 2.30%, depending on leverage, and $100.0 million of our existing term loan borrowings with interest rate caps of 4.0% plus 1.50% to 2.05%, depending on leverage. See “Note 8 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps.

[7]

Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the year ended December 31, 2015. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[8]

Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[9]

Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[10]

Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[11]

Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2015 and 2014.

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2015	Common stock	$0.160000	February 18, 2015	April 7, 2015	April 21, 2015
March 31, 2015	Preferred stock	$0.484375	February 18, 2015	March 10, 2015	March 31, 2015
June 30, 2015	Common stock	$0.160000	May 5, 2015	July 7, 2015	July 21, 2015
June 30, 2015	Preferred stock	$0.484375	May 5, 2015	June 11, 2015	June 30, 2015
September 30, 2015	Common stock	$0.160000	August 4, 2015	October 7, 2015	October 21, 2015
September 30, 2015	Preferred stock	$0.484375	August 4, 2015	September 10, 2015	September 30, 2015
December 31, 2015	Common stock	$0.180000	November 3, 2015	December 31, 2015	January 14, 2016
December 31, 2015	Preferred stock	$0.484375	November 3, 2015	December 10, 2015	December 31, 2015

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2014	Common stock	$0.130000	February 19, 2014	April 7, 2014	April 21, 2014
March 31, 2014	Preferred stock	$0.484375	February 19, 2014	March 10, 2014	March 31, 2014
June 30, 2014	Common stock	$0.140000	May 9, 2014	July 7, 2014	July 21, 2014
June 30, 2014	Preferred stock	$0.484375	May 9, 2014	June 11, 2014	June 30, 2014
September 30, 2014	Common stock	$0.140000	August 8, 2014	October 7, 2014	October 21, 2014
September 30, 2014	Preferred stock	$0.484375	August 8, 2014	September 12, 2014	September 30, 2014
December 31, 2014	Common stock	$0.160000	November 4, 2014	December 31, 2014	January 14, 2015
December 31, 2014	Preferred stock	$0.484375	November 4, 2014	December 12, 2014	December 31, 2014

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under loans payable, draws on our Facility, common and preferred stock issuances and issuances of unsecured notes. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs, corporate overhead costs and common and preferred stock dividends.

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $42.1 million for the year ended December 31, 2015 compared to approximately $29.3 million for the year ended December 31, 2014. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from properties acquired during 2014 and 2015.

Cash From Investing Activities. Net cash used in investing activities was approximately $255.4 million and $249.9 million, respectively, for the years ended December 31, 2015 and 2014, which consists primarily of cash paid for property acquisitions of $263.2 million and $225.8 million, respectively, and capital improvements of approximately $20.4 million and $19.7 million, respectively, offset by proceeds from sales of real estate investments of approximately $23.7 million for the year ended December 31, 2015.

Cash From Financing Activities. Net cash provided by financing activities was approximately $45.1 million for the year ended December 31, 2015, which consists primarily of approximately $100.0 million of borrowings in connection with our issuance of Senior Unsecured Notes offset by approximately $31.1 million in dividend payments and payments of mortgage loans payable of approximately $24.8 million. Net cash provided by financing activities was approximately $404.2 million for the year ended December 31, 2014, which consists primarily of approximately $319.6 million in net common stock issuance proceeds and net borrowings on the Facility of approximately $119.0 million less approximately $12.3 million in net payments of mortgage loans payable and approximately $19.3 million in dividend payments.

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

Discontinued Operations. Effective January 1, 2014, we adopted the provisions of ASU 2014-08 which amended the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent a strategic shift that should have or will have a major effect on our operations and financial results. Prior to January 1, 2014 we separately reported as discontinued operations the historical operating results attributable to properties sold or held for sale and the applicable gain or loss on the disposition of the properties. Although this application may affect the presentation of our results of operations for the periods that we have already reported, there will be no effect on our previously reported consolidated financial statements. The results of operations for real estate properties sold or held for sale during the year ended December 31, 2013 are included in discontinued operations for the year ended December 31, 2013. Our other 2015 and 2014 assets classified as held for sale do not qualify as discontinued operations and the operating results for the years ended December 31, 2015 and 2014 are presented within income from continuing operations in the accompanying consolidated statements of operations.

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

In addition, we have awarded long-term incentive target awards on an annual basis to our executives that are payable in shares of our common stock after the conclusion of each pre-established performance measurement period. The amount that may be earned under the long-term incentive plan is variable depending on the relative total shareholder return of our stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index over the pre-established performance measurement period. We estimate the fair value of the long-term incentive target awards using a Monte Carlo simulation model on the date of grant and at each reporting period as set forth below. These awards are recognized as compensation expense over the requisite performance period based on the fair value of the award at the balance sheet date.

The following table summarizes certain information with respect to the performance share awards:

			Expense
	Fair Value	Accrual	For the Year Ended December 31,
Performance Share Period	December 31, 2015	December 31, 2015	2015	2014	2013
	(in thousands)
January 1, 2015 - December 31, 2017	$3,775	$1,257	$1,257	$—	$—
January 1, 2014 - December 31, 2016	3,245	2,161	1,463	698	—
January 1, 2013 - December 31, 2015	3,000	3,000	1,761	633	606
January 1, 2012 - December 31, 2014	—	—	—	(649)	421
January 1, 2011 - December 31, 2013	—	—	—	—	(93)

Total	$10,020	$6,418	$4,481	$682	$934

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Currently we have four outstanding contracts with third-party sellers to acquire four industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City[1]	1	126,491	22,416	—
San Francisco Bay Area	1	30,000	5,250	—
Seattle	—	—	—	—
Miami	1	60,000	6,000	—
Washington, D.C./Baltimore	—	—	—	—

Total	3	216,491	$33,666	$—

[1]	Includes one improved land parcel consisting of 4.5 acres.

As of February 10, 2016, we have executed one non-binding letter of intent with a third-party seller to acquire one industrial property. The total purchase price for this industrial property is approximately $6.4 million. In the normal course of business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.

As of February 10, 2016, we have two outstanding contracts with third-party purchasers to sell one property located in the San Francisco Bay Area market for a sales price of approximately $8.2 million (net book value of $5.0 million) and one property located in the Washington, D.C./Baltimore market for a sales price of approximately $8.2 million (net book value of $5.5 million). There is no assurance that we will sell the properties under contract because the proposed dispositions are subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes our contractual obligations due by period as of December 31, 2015 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$16,871	$3,826	$201,882	$161,271	$383,850
Debt interest payments	3,193	5,268	2,907	205	11,573
Operating lease commitments	245	509	534	416	1,704
Purchase obligations	33,666	—	—	—	33,666

Total	$53,975	$9,603	$205,323	$161,892	$430,793

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

The following table reflects the calculation of FFO reconciled from net income (loss), net of preferred stock dividends for the three months ended December 31, 2015, 2014 and 2013 and for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands except per share data):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Net (loss) income, net of preferred stock dividends	$(331)	$1,883	$(2,214)	n/a	$1,883	$2,810	$(927)	(33.0)%
Gain on sales of real estate investments	(4,248)	—	(4,248)	n/a	—	(2,778)	2,778	n/a
Depreciation and amortization
Depreciation and amortization from continuing operations	12,065	5,123	6,942	135.5%	5,123	3,685	1,438	39.0%
Depreciation related to discontinued operations	—	—	—	n/a	—	—	—	n/a
Non-real estate depreciation	(23)	(28)	5	(17.9)%	(28)	(23)	(5)	21.7%
Allocation to participating securities [1]	(70)	(25)	(45)	180.0%	(25)	(23)	(2)	8.7%

Funds from operations attributable to common stockholders [2]	$7,393	$6,953	$440	6.3%	$6,953	$3,671	$3,282	89.4%

Basic and diluted FFO per common share	$0.17	$0.20	$(0.02)	(12.3)%	$0.20	$0.15	$0.05	32.9%

Weighted average basic and diluted common shares	42,906,538	35,381,477			35,381,477	24,833,304

	For the Year Ended December 31,				For the Year Ended December 31,
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Net income, net of preferred stock dividends	$11,036	$7,153	$3,883	54.3%	$7,153	$3,076	$4,077	132.5%
Gain on sales of real estate investments	(10,567)	—	(10,567)	n/a	—	(2,778)	2,778	n/a
Depreciation and amortization
Depreciation and amortization from continuing operations	36,026	19,170	16,856	87.9%	19,170	12,481	6,689	53.6%
Depreciation related to discontinued operations	—	—	—	n/a	—	101	(101)	n/a
Non-real estate depreciation	(102)	(101)	(1)	1.0%	(101)	(100)	(1)	1.0%
Allocation to participating securities [1]	(221)	(125)	(96)	76.8%	(125)	(91)	(34)	37.4%

Funds from operations attributable to common stockholders [2]	$36,172	$26,097	$10,075	38.6%	$26,097	$12,689	$13,408	105.7%

Basic and diluted FFO per common share	$0.84	$0.86	$(0.02)	(2.8)%	$0.86	$0.60	$0.26	43.7%

Weighted average basic and diluted common shares	42,861,276	30,433,017			30,433,017	21,011,276

[1]

To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 403,865, 156,885 and 156,965 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2015, 2014 and 2013, respectively, and 242,402, 157,386 and 156,203 for the years ended December 31, 2015, 2014 and 2013, respectively.

[2]

Includes expensed acquisition costs of approximately $1.1 million, $2.0 million and $1.4 million, respectively, for the three months ended December 31, 2015, 2014 and 2013 and approximately $4.7 million, $3.7 million and $3.3 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

We compute Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, gain on sales of real estate investments, acquisition costs and stock-based compensation. We believe that presenting Adjusted EBITDA provides useful information to investors regarding our operating performance because they are measures of our operations on an unleveraged basis before the effects of tax, non-cash depreciation, amortization expense and acquisition costs and stock-based compensation. By excluding interest expense, Adjusted EBITDA allow investors to measure our operating performance independent of our capital structure and indebtedness and, therefore, allow for more meaningful comparison of our operating performance between quarters as well as annual periods and for the comparison of our operating performance to that of other companies, both in the real estate industry and in other industries. As we are currently in a growth phase, acquisition costs are excluded from Adjusted EBITDA to allow for the comparison of our operating performance to that of stabilized companies.

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months ended December 31, 2015, 2014 and 2013 and for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Net income	$560	$2,774	$(2,214)	(79.8)%	$2,774	$3,701	$(927)	(25.0)%
Gain on sales of real estate investments	(4,248)	—	(4,248)	n/a	—	(2,778)	2,778	n/a
Depreciation and amortization from continuing operations	12,065	5,123	6,942	135.5%	5,123	3,685	1,438	39.0%
Depreciation related to discontinued operations	—	—	—	n/a	—	—	—	n/a
Interest expense, including amortization	3,095	1,869	1,226	65.6%	1,869	1,604	265	16.5%
Stock-based compensation	2,510	(247)	2,757	n/a	(247)	523	(770)	n/a
Acquisition costs	1,062	1,968	(906)	(46.0)%	1,968	1,437	531	37.0%

Adjusted EBITDA	$15,044	$11,487	$3,557	31.0%	$11,487	$8,172	$3,315	40.6%

	For the Year Ended December 31,				For the Year Ended December 31,
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Net income	$14,601	$10,718	$3,883	36.2%	$10,718	$6,641	$4,077	61.4%
Gain on sales of real estate investments	(10,567)	—	(10,567)	n/a	—	(2,778)	2,778	n/a
Depreciation and amortization from continuing operations	36,026	19,170	16,856	87.9%	19,170	12,481	6,689	53.6%
Depreciation related to discontinued operations	—	—	—	n/a	—	101	(101)	n/a
Interest expense, including amortization	9,639	6,591	3,048	46.2%	6,591	6,214	377	6.1%
Stock-based compensation	6,081	2,060	4,021	195.2%	2,060	2,137	(77)	(3.6)%
Acquisition costs	4,713	3,740	973	26.0%	3,740	3,298	442	13.4%

Adjusted EBITDA	$60,493	$42,279	$18,214	43.1%	$42,279	$28,094	$14,185	50.5%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool for the comparison of the three months and years ended December 31, 2015 and 2014 includes all properties that were owned as of December 31, 2015 and since January 1, 2014 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of December 31, 2015. As of December 31, 2015, the same store pool consisted of 89 buildings aggregating approximately 6.3 million square feet representing approximately 57.0% of our total square feet owned. The same store pool for the comparison of the three months and years ended December 31, 2014 and 2013 includes all properties that were owned as of December 31, 2014 and since January 1, 2013 and excludes properties that were either disposed of prior to or held for sale to a third party as of December 31, 2014. As of December 31, 2014, the same store pool consisted of 65 buildings aggregating approximately 4.8 million square feet representing approximately 51.8% of our total square feet owned. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding our operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months and the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Net income [1]	$560	$2,774	$(2,214)	(79.8)%	$2,774	$3,701	$(927)	(25.0)%
Depreciation and amortization from continuing operations	12,065	5,123	6,942	135.5%	5,123	3,685	1,438	39.0%
Income from discontinued operations	—	—	—	n/a	—	(3,138)	3,138	n/a
General and administrative	4,747	1,842	2,905	157.7%	1,842	2,253	(411)	(18.2)%
Acquisition costs	1,062	1,968	(906)	(46.0)%	1,968	1,437	531	37.0%
Total other income and expenses	(1,157)	1,868	(3,025)	n/a	1,868	1,601	267	16.7%

Net operating income	17,277	13,575	3,702	27.3%	13,575	9,539	4,036	42.3%
Less non same store NOI	(6,326)[4]	(3,236)[4]	(3,090)	95.5%	(6,007)[5]	(1,985)[5]	(4,022)	202.6%

Same store NOI [2]	$10,951	$10,339	$612	5.9%	$7,568	$7,554	$14	0.2%

Less straight-line rents and amortization of lease intangibles [3]	(468)	(536)	68	(12.7)%	(560)	(645)	85	(13.2)%

Cash-basis same store NOI [2]	$10,483	$9,803	$680	6.9%	$7,008	$6,909	$99	1.4%

[1]

Includes approximately $0.1 million, $0 and $0 of lease termination income for the three months ended December 31, 2015, 2014 and 2013, respectively, and approximately $4.0 million of depreciation expense for three months ended December 31, 2015 related to the redevelopment of the South Main property as a result of the reduction of the useful lives of the original buildings.

[2]	Includes approximately $0.1 million, $0 and $0 of lease termination income for the three months ended December 31, 2015, 2014 and 2013, respectively.
[3]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.
[4]

Includes 2014 and 2015 acquisitions including one property under redevelopment and one property held for sale with a gross book value of approximately $6.3 million and accumulated depreciation and amortization of approximately $1.3 million as of December 31, 2015.

[5]

Includes 2013 and 2014 acquisitions including one property held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of approximately $0.6 million as of December 31, 2014.

	For the Year Ended December 31,				For the Year Ended December 31,
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Net income [1]	$14,601	$10,718	$3,883	36.2%	$10,718	$6,641	$4,077	61.4%
Depreciation and amortization from continuing operations	36,026	19,170	16,856	87.9%	19,170	12,481	6,689	53.6%
Income from discontinued operations	—	—	—	n/a	—	(4,190)	4,190	n/a
General and administrative	14,846	9,496	5,350	56.3%	9,496	8,423	1,073	12.7%
Acquisition costs	4,713	3,740	973	26.0%	3,740	3,298	442	13.4%
Total other income and expenses	(946)	6,590	(7,536)	n/a	6,590	6,105	485	7.9%

Net operating income	69,240	49,714	19,526	39.3%	49,714	32,758	16,956	51.8%
Less non same store NOI	(26,140)[4]	(8,110)[4]	(18,030)	222.3%	(19,163)[5]	(4,117)[5]	(15,046)	365.5%

Same store NOI [2]	$43,100	$41,604	$1,496	3.6%	$30,551	$28,641	$1,910	6.7%

Less straight-line rents and amortization of lease intangibles [3]	(2,842)	(2,568)	(274)	10.7%	(2,183)	(3,521)	1,338	(38.0)%

Cash-basis same store NOI [2]	$40,258	$39,036	$1,222	3.1%	$28,368	$25,120	$3,248	12.9%

[1]

Includes approximately $0.3 million, $0 and $0.1 million of lease termination income for the years ended December 31, 2015, 2014 and 2013, respectively and approximately $4.0 million of depreciation expense for the year ended December 31, 2015 related to the redevelopment of the South Main property as a result of the reduction of the useful lives of the original buildings.

[2]	Includes approximately $0.1 million, $0 and $32,000 of lease termination income for the years ended December 31, 2015, 2014 and 2013, respectively.
[3]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.
[4]

Includes 2014 and 2015 acquisitions including one property under redevelopment and one property held for sale with a gross book value of approximately $6.3 million and accumulated depreciation and amortization of approximately $1.3 million as of December 31, 2015.

[5]

Includes 2013 and 2014 acquisitions including one property held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of approximately $0.6 million as of December 31, 2014.

Cash-basis same store NOI increased by approximately $1.2 million for the year ended December 31, 2015 compared to the same period from the prior year due primarily to increased occupancy of approximately 122,000 square feet at Garfield in the Los Angeles market during the three months ended December 31, 2015. Partially offsetting the increased occupancy at Garfield in 2015 is decreased occupancy of approximately 221,000 square feet at 130 Interstate in the Northern New Jersey/New York market and the free rent given to our tenant at our approximately 301,983 square foot property at 10th Avenue in the Miami market during the three months ended December 31, 2015. For the three months ended December 31, 2015 and 2014, approximately $0.4 million and $0.2 million, respectively, of contractual rent abatements were given to certain tenants in the same-store pool.

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

As of December 31, 2015, we had $200.0 million of borrowings outstanding under our Facility. Of the $200.0 million outstanding on the Facility, $150.0 million is subject to interest rate caps. See “Note 8 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 1.80% as of December 31, 2015. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Facility as of December 31, 2015.

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

Terreno Realty Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment, management of Terreno Realty Corporation believes that, as of December 31, 2015, the company’s internal control over financial reporting is effective based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K, (which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2015).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Terreno Realty Corporation

We have audited Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Terreno Realty Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Terreno Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Terreno Realty Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 10, 2016

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Terreno Realty Corporation

We have audited the accompanying consolidated balance sheets of Terreno Realty Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terreno Realty Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 10, 2016

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Investments in real estate
Land	$491,217	$388,007
Buildings and improvements	608,415	470,348
Construction in progress	24,919	—
Intangible assets	55,369	42,918

Total investments in properties	1,179,920	901,273
Accumulated depreciation and amortization	(77,641)	(45,446)

Net investments in properties	1,102,279	855,827
Properties held for sale, net	4,979	6,315

Net investments in real estate	1,107,258	862,142
Cash and cash equivalents	22,450	190,601
Restricted cash	2,658	6,963
Deferred financing costs, net	846	955
Other assets, net	18,926	14,074

Total assets	$1,152,138	$1,074,735

LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable, net	198,943	198,686
Senior unsecured notes, net	99,023	—
Mortgage loans payable, net	83,509	103,784
Security deposits	7,508	5,315
Intangible liabilities, net	3,853	3,556
Dividends payable	7,796	6,859
Accounts payable and other liabilities	18,424	9,499

Total liabilities	419,056	327,699
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and 1,840,000 shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	46,000
Common stock: $0.01 par value, 400,000,000 shares authorized, and 43,310,272 and 42,869,463 shares issued and outstanding, respectively	430	428
Additional paid-in capital	687,448	700,755
Retained earnings	—	—
Accumulated other comprehensive loss	(796)	(147)

Total stockholders’ equity	733,082	747,036

Total liabilities and equity	$1,152,138	$1,074,735

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

	For the Year Ended December 31,
	2015	2014	2013
REVENUES
Rental revenues	$75,899	$54,128	$35,871
Tenant expense reimbursements	19,996	14,747	9,658

Total revenues	95,895	68,875	45,529

COSTS AND EXPENSES
Property operating expenses	26,655	19,161	12,771
Depreciation and amortization	36,026	19,170	12,481
General and administrative	14,846	9,496	8,423
Acquisition costs	4,713	3,740	3,298

Total costs and expenses	82,240	51,567	36,973

OTHER INCOME (EXPENSE)
Interest and other income	18	1	109
Interest expense, including amortization	(9,639)	(6,591)	(6,214)
Gain on sales of real estate investments	10,567	—	—

Total other income and expenses	946	(6,590)	(6,105)

Income from continuing operations	14,601	10,718	2,451
Discontinued operations
Income from discontinued operations	—	—	1,412
Gain on sales of real estate investments	—	—	2,778

Income from discontinued operations	—	—	4,190

Net income	14,601	10,718	6,641
Preferred stock dividends	(3,565)	(3,565)	(3,565)

Net income, net of preferred stock dividends	11,036	7,153	3,076
Allocation to participating securities	(78)	(27)	(20)

Net income available to common stockholders, net of preferred stock dividends	$10,958	$7,126	$3,056

EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Income (loss) from continuing operations available to common stockholders, net of preferred stock dividends	$0.26	$0.23	$(0.05)
Income from discontinued operations	—	—	0.20

Net income available to common stockholders, net of preferred stock dividends	$0.26	$0.23	$0.15

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	42,861,276	30,433,017	21,011,276

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Net income	$14,601	$10,718	$6,641
Other comprehensive loss: cash flow hedge adjustment	(649)	(147)	—

Comprehensive income	$13,952	$10,571	$6,641

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Equity

(in thousands – except share data)

						Accumulated Other Comprehensive Loss
		Common Stock		Additional Paid-in Capital
	Preferred	Number of			Retained
	Stock	Shares	Amount		Earnings		Total
Balance as of December 31, 2012	$46,000	13,434,558	$133	$214,195	$(5,054)	$—	$255,274
Net income	—	—	—	—	6,641	—	6,641
Issuance of common stock, net of issuance costs of $728	—	11,515,793	116	190,632	—	—	190,748
Repurchase of common stock	—	(9,122)	—	(160)	—	—	(160)
Issuance of restricted stock	—	48,891	—	—	—	—	—
Stock-based compensation	—	—	—	1,203	—	—	1,203
Common stock dividends	—	—	—	(11,306)	—	—	(11,306)
Preferred stock dividends	—	—	—	(1,978)	(1,587)	—	(3,565)

Balance as of December 31, 2013	46,000	24,990,120	249	392,586	—	—	438,835
Net income	—	—	—	—	10,718	—	10,718
Issuance of common stock, net of issuance costs of $782	—	17,841,140	179	319,302	—	—	319,481
Repurchase of common stock	—	(12,943)	—	(284)	—	—	(284)
Issuance of restricted stock	—	51,146	—	—	—	—	—
Stock-based compensation	—	—	—	1,378	—	—	1,378
Common stock dividends	—	—	—	(12,227)	(7,153)	—	(19,380)
Preferred stock dividends	—	—	—	—	(3,565)	—	(3,565)
Other comprehensive loss	—	—	—	—	—	(147)	(147)

Balance as of December 31, 2014	46,000	42,869,463	428	700,755	—	(147)	747,036
Net income	—	—	—	—	14,601	—	14,601
Issuance of common stock, net of issuance costs of $69	—	153,044	2	3,051	—	—	3,053
Repurchase of common stock	—	(20,322)	—	(512)	—	—	(512)
Issuance of restricted stock	—	308,087	—	—	—	—	—
Stock-based compensation	—	—	—	1,600	—	—	1,600
Common stock dividends	—	—	—	(17,446)	(11,036)	—	(28,482)
Preferred stock dividends	—	—	—	—	(3,565)	—	(3,565)
Other comprehensive loss	—	—	—	—	—	(649)	(649)

Balance as of December 31, 2015	$46,000	43,310,272	$430	$687,448	$—	$(796)	$733,082

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,601	$10,718	$6,641
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(3,889)	(2,744)	(3,005)
Amortization of lease intangibles	(1,925)	(1,099)	(864)
Depreciation and amortization	36,026	19,170	12,481
Depreciation related to discontinued operations	—	—	101
Gain on sales of real estate investments	(10,567)	—	(2,778)
Deferred financing cost and mortgage premium amortization	393	279	252
Stock-based compensation	6,081	2,060	2,137
Changes in assets and liabilities
Other assets	(1,252)	(1,510)	(576)
Accounts payable and other liabilities	2,600	2,447	(894)

Net cash provided by operating activities	42,068	29,321	13,495
CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	4,535	(4,390)	(465)
Cash paid for property acquisitions	(263,209)	(225,797)	(209,338)
Proceeds from sales of real estate investments	23,671	—	17,469
Additions to construction in progress	(1,510)	—	—
Additions to buildings, improvements and leasing costs	(18,846)	(19,729)	(9,531)

Net cash used in investing activities	(255,359)	(249,916)	(201,865)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	3,122	320,263	191,475
Issuance costs on issuance of common stock	(46)	(630)	(648)
Repurchase of common stock	(512)	(284)	(160)
Purchase of derivative instrument	(343)	(835)	—
Borrowings on credit facility	—	115,000	62,500
Payments on credit facility	—	(146,000)	(96,929)
Borrowings on term loans payable	—	150,000	50,000
Borrowings on senior unsecured notes	100,000	—	—
Payments on mortgage loans payable	(24,844)	(12,267)	(2,852)
Payment of deferred financing costs	(1,127)	(1,705)	(723)
Dividends paid to common stockholders	(27,545)	(15,770)	(9,669)
Dividends paid to preferred stockholders	(3,565)	(3,565)	(3,565)

Net cash provided by financing activities	45,140	404,207	189,429
Net (decrease) increase in cash and cash equivalents	(168,151)	183,612	1,059
Cash and cash equivalents at beginning of year	190,601	6,989	5,930

Cash and cash equivalents at end of year	$22,450	$190,601	$6,989

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$8,382	$6,242	$6,413
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$5,195	$2,353	$1,685
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$271,523	$236,747	$212,434
Assumption of mortgage loans payable	(4,796)	(8,497)	—
Mortgage premiums	(60)	(344)	—
Assumption of other assets and liabilities	(3,458)	(2,109)	(3,096)

Net cash paid for property acquisitions	$263,209	$225,797	$209,338

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Notes to Consolidated Financial Statements

Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of December 31, 2015, the Company owned 148 buildings (including one building held for sale) aggregating approximately 11.1 million square feet (unaudited), one redevelopment property expected to contain approximately 0.2 million square feet (unaudited) and two improved land parcels consisting of 3.5 acres (unaudited).

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded during the years ended December 31, 2015, 2014 or 2013.

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

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $1.9 million, $1.1 million and $0.9 million, respectively, for the years ended 2015, 2014 and 2013. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of December 31, 2015 is 3.0 years. As of December 31, 2015 and 2014, the Company’s intangible assets and liabilities, including properties held for sale, consisted of the following (dollars in thousands):

	December 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$51,941	$(28,678)	$23,263	$39,413	$(17,154)	$22,259
Above-market leases	$3,977	$(2,917)	$1,060	$4,079	$(2,596)	$1,483
Below-market leases	$(7,820)	$3,967	$(3,853)	$(7,188)	$3,632	$(3,556)

Projected net amortization of the intangible assets and liabilities for the next five years and thereafter as of December 31, 2015 is as follows (dollars in thousands):

2016	$8,416
2017	5,686
2018	2,909
2019	1,607
2020	902
Thereafter	950

Total	$20,470

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

Held for Sale Assets. The Company considers a property to be held for sale when it meets the criteria established under Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment (Note 5). Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.

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

As of December 31, 2015 and 2014, approximately $14.9 million and $10.6 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.2 million and $0.4 million as of December 31, 2015 and 2014, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $3.4 million and $2.6 million as of December 31, 2015 and 2014, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 2015 and 2014, the net unamortized mortgage premiums were approximately $0.2 million and $0.6 million, respectively, and were included as a component of mortgage loans payable in the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of December 31, 2015 and 2014, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

In addition, the Company has awarded long-term incentive target awards (the “Performance Share awards”) to its executives that may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period. The amount that may be earned under the Performance Share awards is variable depending on the relative total shareholder return of the Company’s common stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index over the pre-established performance measurement period. The Company estimates the fair value of the Performance Share awards using a Monte Carlo simulation model on the date of grant and at each reporting period. The Performance Share awards are recognized as compensation expense over the requisite performance period based on the fair value of the Performance Share awards at the balance sheet date.

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

As of December 31, 2015, the Company had three interest rate caps to hedge the variable cash flows associated with $150.0 million of its existing variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate payable on $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021 at 4.0% plus 1.75% to 2.30%, depending on leverage, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019 at 4.0% plus 1.50% to 2.05%, depending on leverage, and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020, at 4.0% plus 1.50% to 2.05%, depending on leverage. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2015 and 2014, the fair value of the interest rate caps was approximately $0.4 million and $0.7 million, respectively.

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

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, their final standard on revenue from contracts with customers. The guidance specifically notes that lease contracts with customers are a scope exception. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods (including interim periods), beginning after December 15, 2017, and early adoption is not permitted. The Company will adopt the guidance effective January 1, 2018 and is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted for financial statements that have not been previously issued. Upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle. The Company has adopted this standard effective December 31, 2015 and applied the change in accounting principle to the consolidated financial statements. As a result, the Company reclassified $2.6 million and $2.0 million in total deferred financing costs to debt as of December 31, 2015 and December 31, 2014, respectively, on the Company’s accompanying consolidated balance sheets. Deferred financing costs related to the Company’s revolving credit facility remains classified as an asset on the Company’s consolidated balance sheets. The adoption of ASU 2015-3 had no impact on the Company’s consolidated results of operations or cash flows.

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

As of December 31, 2015, the Company owned 43 buildings and approximately 2.7 million square feet (unaudited) located in Northern New Jersey/New York City, which accounted for approximately 23.8% of its annualized base rent and 24 buildings and approximately 2.6 million square feet (unaudited) located in Washington, D.C./Baltimore, which accounted for approximately 23.5% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of December 31, 2015, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than approximately 10% of the rental revenues for the years ended December 31, 2015, 2014 and 2013.

Note 4. Investments in Real Estate

During the year ended December 31, 2015, the Company acquired 29 industrial buildings containing 2,272,653 square feet (unaudited), including the assumption of a mortgage loan with a total principal amount of approximately $4.8 million which bears interest at a fixed interest rate of 5.71% and matures in March 2016. The mortgage loan payable is secured by a property and requires monthly interest and principal payments until maturity and is generally non-recourse. The total aggregate initial investment was approximately $271.5 million, of which $125.8 million was recorded to land, $131.1 million to buildings and improvements, $14.6 million to intangible assets and $2.9 million to intangible liabilities.

The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2015:

Property Name	Location	Acquisition Date	Number of Buildings (Unaudited)	Square Feet (Unaudited)	Purchase Price (in thousands) [1]
10100 NW 25th	Doral, FL	January 23, 2015	1	106,810	$9,875
V Street	Washington, D.C.	January 29, 2015	6	820,207	115,500
9070 Junction	Annapolis Junction, MD	February 19, 2015	1	115,287	10,360
NW 81st	Medley, FL	February 27, 2015	2	89,264	8,500
Ahern II	Union City, CA	March 26, 2015	1	64,754	7,375
Kent 190th	Kent, WA	April 16, 2015	1	115,300	11,150
Olympic	Tukwila, WA	April 23, 2015	1	34,200	3,200
Kent Corporate Park	Kent, WA	July 2, 2015	4	138,154	12,250
Miami International Trade Center	Medley, FL	September 3, 2015	4	154,552	17,250
180 Manor	East Rutherford, NJ	October 15, 2015	1	84,720	9,338
4225 2nd Avenue	Seattle, WA	October 26, 2015	1	50,832	8,285
22 Madison	Fairfield, NJ	November 20, 2015	1	39,785	3,200
Kent 202	Kent, WA	December 14, 2015	1	158,168	14,875
Central Pacific Business Park II	Union City, CA	December 29, 2015	4	300,620	37,300

Total			29	2,272,653	$268,458

[1]	Excludes intangible liabilities and assumed mortgage premiums, if any. The total aggregate investment was approximately $271.5 million.

The Company recorded revenues and net income for the year ended December 31, 2015 of approximately $11.9 million and $1.0 million, respectively, related to the 2015 acquisitions.

During year ended December 31, 2014, the Company acquired 29 industrial buildings containing 2,266,082 square feet (unaudited), one improved land parcel consisting of 1.2 acres (unaudited), including the assumption of two mortgage loans with a total principal amount of approximately $8.5 million which bore interest at a weighted average interest rate of 5.74% and mature in 2015 and 2016. Each of the mortgage loans payable is secured by separate property and requires monthly interest and principal payments until maturity and is generally non-recourse. The total aggregate initial investment was approximately $236.7 million, of which $88.7 million was recorded to land, $136.0 million to buildings and improvements, $12.0 million to intangible assets and $1.3 million to intangible liabilities.

The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2014:

Property Name	Location	Acquisition Date	Number of Buildings (Unaudited)	Square Feet (Unaudited)	Purchase Price (in thousands) [1]
SW 34th Street	Renton, WA	February 11, 2014	1	62,004	$6,600
Parkway	Hanover, MD	March 26, 2014	1	158,769	18,000
Pulaski	Bayonne, NJ	March 31, 2014	1	98,049	9,200
747 Glasgow	Inglewood, CA	April 22, 2014	1	19,326	3,450
Hampton	Capitol Heights, MD	May 13, 2014	1	138,780	18,050
Burroughs	San Leandro, CA	May 14, 2014	3	129,279	13,328
California	Corona, CA	June 5, 2014	1	89,819	7,815
Las Hermanas [2]	Compton, CA	June 12, 2014	1	23,735	4,020
South Main II [3]	Carson, CA	July 18, 2014	1	33,769	8,500
79th Ave South	Kent, WA	July 25, 2014	1	35,018	2,770
Auburn 1307	Auburn, WA	August 22, 2014	1	91,607	9,530
3401 Lind	Renton, WA	October 3, 2014	1	113,170	9,975
900 Hart	Rahway, NJ	October 8, 2014	1	84,000	7,205
Kent 216th	Kent, WA	October 24, 2014	1	106,910	9,214
9020 Junction	Annapolis Junction, MD	November 17, 2014	1	96,666	13,800
11300 NW 131st	Medley, FL	November 19, 2014	1	85,000	8,925
Terminal Way	Avenel, NJ	November 25, 2014	2	80,200	7,445
14605 Miller	Fontana, CA	December 2, 2014	1	265,500	22,899
Central Pacific Business Park I	Union City, CA	December 10, 2014	3	170,129	23,800
75th Ave	Landover, MD	December 17, 2014	5	384,352	31,215

Total			29	2,266,082	$235,741

[1]	Excludes intangible liabilities and assumed mortgage premiums, if any. The total aggregate investment was approximately $236.7 million.
[2]	Includes an improved land parcel consisting of 1.2 acres (unaudited) that is separately leased for trailer storage and parking.
[3]	Includes a 34,000 square foot (unaudited) office building under redevelopment.

The Company recorded revenues and net income for the year ended December 31, 2014 of approximately $7.0 million and $2.9 million, respectively, related to the 2014 acquisitions.

The above assets and liabilities were recorded at fair value, which uses Level 3 inputs. The properties were acquired from unrelated third parties using existing cash on hand, net of assumed mortgage loans payable and borrowings under the credit facility and were accounted for as business combinations.

During the year ended December 31, 2015, the Company began redevelopment on an approximately 210,000 square foot (unaudited) distribution building and an approximately 34,000 square foot (unaudited) office building with an aggregate initial investment of approximately $23.8 million. The Company incurred additional depreciation expense of approximately $4.0 million during the year ended December 31, 2015 related to the redevelopment of the Company’s South Main Street property as a result of the reduction of the original buildings useful lives. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.3 million, $0.3 million and $0.2 million, respectively, during the years ended December 31, 2015, 2014 and 2013.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the years ended December 31, 2015 and 2014 as if all of the Company’s acquisitions during the year ended December 31, 2015 occurred on January 1, 2014. The following pro forma results for the years ended December 31, 2015 and 2014 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2014, or of future results of operations (dollars in thousands, except per share data).

	For the Year Ended December 31,
	2015	2014
	(Unaudited)
Total revenues	$100,917	$85,777
Net income available to common stockholders, net of preferred stock dividends	15,841	3,661
Basic and diluted net income available to common stockholders per share, net of preferred stock dividends	$0.37	$0.12

Note 5. Held for Sale/Disposed Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of December 31, 2015, the Company has entered into an agreement with a third-party purchaser to sell one property located in the San Francisco Bay Area market for a sales price of approximately $8.2 million (net book value of approximately $5.0 million). The sale of the property is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

During the year ended December 31, 2015 the Company sold one property located in the San Francisco Bay Area market for a sales price of approximately $13.4 million, resulting in a gain of approximately $6.3 million and one property in the Washington, D.C./Baltimore market for a sales price of approximately $11.2 million, resulting in a gain of approximately $4.3 million. During the year ended December 31, 2013, the Company sold one property located in the Northern New Jersey/New York City market for a sales price of approximately $19.0 million, resulting in a gain of approximately $2.8 million.

The following summarizes the condensed results of operations of the property held for sale as of December 31, 2015 for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Rental revenues	$516	$500	$499
Tenant expense reimbursements	183	189	165
Property operating expenses	(207)	(212)	(191)
Depreciation and amortization	(156)	(150)	(139)

Income from operations	$336	$327	$334

The following summarizes the condensed results of operations of the properties sold during the year ended December 31, 2015 for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Rental revenues	$933	$1,456	$1,312
Tenant expense reimbursements	240	436	363
Property operating expenses	(284)	(467)	(444)
Depreciation and amortization	(73)	(636)	(559)

Income from operations	$816	$789	$672

Note 6. Debt

On September 1, 2015, the Company issued in a private placement $50.0 million of senior unsecured notes with a seven-year term that bear interest at a fixed annual interest rate of 4.23% and mature in September 2022. On October 13, 2015, the Company issued in a private placement $50.0 million of senior unsecured notes with a 12-year maturity that bear interest at a fixed annual interest rate of 4.65% and mature in October 2027 (collectively the “Senior Unsecured Notes”). As of December 31, 2015, the Company had a credit facility (the “Facility”), which consists of a $100.0 million revolving credit facility that matures in May 2018, a $50.0 million term loan that matures in May 2019, a $50.0 million term loan that matures in May 2021 and a $100.0 million term loan that matures in March 2020. As of both December 31, 2015 and 2014, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. The Company has three interest rate caps to hedge the variable cash flows associated with $150.0 million of its existing variable-rate term loans. See “Note 8 – Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $200.0 million term loans and the $100.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at December 31, 2015) for the revolving credit facility, the $50.0 million term loan that matures in May 2019 and the $100.0 million term loan that matures in March 2020 and 1.75% to 2.30% (1.75% at December 31, 2015) for the $50.0 million term loan that matures in May 2021, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes at December 31, 2015 and, as applicable, December 31, 2014.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2016 and 2021. As of December 31, 2015, the Company had seven mortgage loans payable totaling approximately $83.5 million, which bear interest at a weighted average fixed annual rate of 4.4%. As of December 31, 2014, the Company had nine mortgage loans payable totaling approximately $103.8 million, which bore interest at a weighted average fixed annual interest rate of 4.5%. As of December 31, 2015 and 2014, the total net book value of the properties securing the debt was approximately $177.2 million and $213.4 million, respectively.

The scheduled principal payments of the Company’s debt as of December 31, 2015 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2016	$—	$—	$—	$16,871	$16,871
2017	—	—	—	1,916	1,916
2018	—	—	—	1,910	1,910
2019	—	50,000	—	18,805	68,805
2020	—	100,000	—	33,077	133,077
Thereafter	—	50,000	100,000	11,271	161,271

Subtotal	—	200,000	100,000	83,850	383,850
Unamortized net premiums	—	—	—	199	199

Total Debt	—	200,000	100,000	84,049	384,049
Deferred financing costs, net	—	(1,057)	(977)	(540)	(2,574)

Total Debt, net	$—	$198,943	$99,023	$83,509	$381,475

Weighted Average Interest Rate	n/a	1.8%	4.4%	4.4%	3.1%

Note 7. Leasing

The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of December 31, 2015. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2016	$69,778
2017	61,729
2018	49,227
2019	37,084
2020	25,932
Thereafter	84,036

Total	$327,786

Note 8. Derivative Financial Instruments

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

On July 27, 2015, the Company executed two interest rate cap transactions to hedge the variable cash flows associated with $100.0 million of its existing variable-rate term loans that generally bear interest at LIBOR plus 1.50% to 2.05%, depending on leverage. The caps have a notional value of $100.0 million, which is in effect beginning September 1, 2015. The Company is required to make certain monthly variable rate payments on the term loans, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount. The interest rate caps will effectively cap the annual interest rate payable on the $100.0 million of indebtedness at 4.0% plus 1.50% to 2.05%, depending on leverage, with respect to $50.0 million for the period from September 1, 2015 to April 1, 2019 and with respect to $50.0 million for the period from September 1, 2015 to February 3, 2020.

On October 31, 2014, the Company executed a forward-starting interest rate cap transaction to hedge the variable cash flows associated with its existing $50.0 million seven-year variable-rate term loan that generally bears interest at LIBOR plus 1.75% to 2.30%, depending on leverage. The cap has a notional value of $50.0 million, which is in effect beginning in December 1, 2014. The Company is required to make certain monthly variable rate payments on the $50.0 million seven-year term loan, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount. The interest rate cap will effectively cap the annual interest rate payable on the $50.0 million seven-year term at 4.0% plus 1.75% to 2.30%, depending on leverage for the period from December 1, 2014 to May 1, 2021.

The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

	Effective Date	Maturity Date	Interest Rate Strike	Fair Value		Notional Amount
				December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Derivative Instrument
Assets:
Interest Rate Cap	12/1/2014	5/1/2021	4.0%	$238	$688	$50,000	$50,000
Interest Rate Cap	9/1/2015	4/1/2019	4.0%	42	—	50,000	—
Interest Rate Cap	9/1/2015	2/3/2020	4.0%	103	—	50,000	—

Total				$383	$688	$150,000	$50,000

Note 9. Fair Value Measurements

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

Recurring Measurements – Interest Rate Contracts

Fair Value of Interest Rate Cap

Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of December 31, 2015 and 2014, the Company applied the provisions of this standard to the valuation of its interest rate caps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2015 and 2014 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate caps at:
December 31, 2015	$383	$—	$383	$—
December 31, 2014	$688	$—	$688	$—

Financial Instruments Disclosed at Fair Value

As of December 31, 2015 and 2014, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs.

The fair value of the Company’s mortgage loans payable and Senior Unsecured Notes was estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.

The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of December 31, 2015 and 2014 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
December 31, 2015	$382,885	$—	$382,885	$—	$381,475
December 31, 2014	$304,346	$—	$304,346	$—	$302,470

Note 10. Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100.0 million in amounts and at times to be determined by the Company from time to time. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Facility. During the year ended December 31, 2015, the Company issued an aggregate of 136,600 shares of common stock at a weighted average offering price of $22.85 per share under the ATM Program, receiving net proceeds of approximately $3.1 million and paying total compensation to the applicable sales agents of approximately $47,000. The Company issued no shares of common stock under the ATM Program during the year ended December 31, 2014. As of December 31, 2015, the Company had shares of common stock having an aggregate offering price of up to $96.9 million available for issuance under the ATM Program.

On August 4, 2015, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its outstanding common stock from time to time through December 31, 2016. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2015 the Company has not repurchased any shares of stock pursuant to its share repurchase authorization.

In connection with the annual meeting of stockholders on May 5, 2015, the Company granted a total of 16,444 shares of unrestricted common stock to its independent directors under the Company’s Amended and Restated 2010 Equity Incentive Plan with a grant date fair value per share of $20.68. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the year ended December 31, 2015 related to this issuance.

As of both December 31, 2015 and 2014, 1,840,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding. Dividends on the Series A Preferred Stock are payable when, as and if authorized by the Company’s board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up, senior to the Company’s common stock.

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

As of December 31, 2015, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Company’s Amended and Restated 2010 Equity Incentive Plan, of which 980,309 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2015 ranged from $14.20 to $23.39. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s common stock on the date of grant. The fair value of the restricted stock that was granted during the year ended December 31, 2015 was $6.6 million and the vesting period for the restricted stock is five years. As of December 31, 2015, the Company had approximately $7.1 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 4.0 years. The Company recognized compensation costs of approximately $1.3 million, $1.1 million and $0.9 million, respectively, for the years ended December 31, 2015, 2014 and 2013 related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the years ended December 31, 2015, 2014 and 2013.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2012	149,125	$17.78
Granted	48,891	17.08
Forfeited	(9,122)	18.29
Vested	(32,326)	18.29

Non-vested shares outstanding as of December 31, 2013	156,568	17.43
Granted	51,146	18.38
Forfeited	(12,943)	18.33
Vested	(38,283)	18.33

Non-vested shares outstanding as of December 31, 2014	156,488	17.45
Granted	308,087	20.97
Forfeited	(20,322)	17.33
Vested	(40,785)	18.13

Non-vested shares outstanding as of December 31, 2015	403,468	$20.08

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2015:

Non-vested Shares Vesting Schedule	Number of Shares
2016	39,152
2017	33,484
2018	24,217
2019	14,673
2020	291,942

Total Non-vested Shares	403,468

Long-Term Incentive Plan:

As of December 31, 2015, there are three open performance measurement periods for the Performance Share awards: January 1, 2013 to December 31, 2015, January 1, 2014 to December 31, 2016 and January 1, 2015 to December 31, 2017. The Performance Share awards related to the performance measurement periods from February 16, 2010 to December 31, 2014 resulted in no compensation expense as the Compensation Committee of the Board of Directors determined that the Company’s total shareholder return did not exceed the applicable metrics during the performance measurement periods. The Company recorded compensation costs of approximately $4.5 million, $0.7 million and $0.9 million, respectively, for the years ended December 31, 2015, 2014 and 2013, related to the Performance Share awards. As of December 31, 2015 and 2014, approximately $6.4 million and $1.9 million, respectively, of accrued compensation costs related to the Performance Share awards were included as a component of accounts payable and other liabilities in the accompanying consolidated balance sheets.

Dividends:

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2015 and 2014:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2015	Common stock	$0.160000	February 18, 2015	April 7, 2015	April 21, 2015
March 31, 2015	Preferred stock	$0.484375	February 18, 2015	March 10, 2015	March 31, 2015
June 30, 2015	Common stock	$0.160000	May 5, 2015	July 7, 2015	July 21, 2015
June 30, 2015	Preferred stock	$0.484375	May 5, 2015	June 11, 2015	June 30, 2015
September 30, 2015	Common stock	$0.160000	August 4, 2015	October 7, 2015	October 21, 2015
September 30, 2015	Preferred stock	$0.484375	August 4, 2015	September 10, 2015	September 30, 2015
December 31, 2015	Common stock	$0.180000	November 3, 2015	December 31, 2015	January 14, 2016
December 31, 2015	Preferred stock	$0.484375	November 3, 2015	December 10, 2015	December 31, 2015

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2014	Common stock	$0.130000	February 19, 2014	April 7, 2014	April 21, 2014
March 31, 2014	Preferred stock	$0.484375	February 19, 2014	March 10, 2014	March 31, 2014
June 30, 2014	Common stock	$0.140000	May 9, 2014	July 7, 2014	July 21, 2014
June 30, 2014	Preferred stock	$0.484375	May 9, 2014	June 11, 2014	June 30, 2014
September 30, 2014	Common stock	$0.140000	August 8, 2014	October 7, 2014	October 21, 2014
September 30, 2014	Preferred stock	$0.484375	August 8, 2014	September 12, 2014	September 30, 2014
December 31, 2014	Common stock	$0.160000	November 4, 2014	December 31, 2014	January 14, 2015
December 31, 2014	Preferred stock	$0.484375	November 4, 2014	December 12, 2014	December 31, 2014

Note 11. Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the years ended December 31, 2015, 2014 and 2013.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 242,402, 157,386 and 156,203 of weighted average unvested restricted shares outstanding for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 12. Quarterly Results of Operations – Unaudited

The following tables summarize the Company’s quarterly financial information.

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenues	$23,131	$24,237	$24,327	$24,200
Total costs and expenses	(21,809)	(17,729)	(17,905)	(24,797)
Total other income and expenses	(2,167)	4,164	(2,208)	1,157
Net (loss) income	(845)	10,672	4,214	560
Net (loss) income available to common stockholders, net of preferred stock dividends	$(1,736)	$9,753	$3,284	$(343)

Earnings per Common Share – Basic and Diluted:
Net (loss) income available to common stockholders, net of preferred stock dividends [1]	$(0.04)	$0.23	$0.08	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	42,731,802	42,898,126	42,906,222	42,906,538

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenues	$15,804	$16,610	$17,714	$18,747
Total costs and expenses	(12,426)	(12,230)	(12,806)	(14,105)
Total other income and expenses	(1,593)	(1,659)	(1,470)	(1,868)
Net income	1,785	2,721	3,438	2,774
Net income available to common stockholders, net of preferred stock dividends	$888	$1,823	$2,535	$1,880

Earnings per Common Share – Basic and Diluted:
Net income available to common stockholders, net of preferred stock dividends [1]	$0.04	$0.06	$0.08	$0.05

Basic and Diluted Weighted Average Common Shares Outstanding	24,850,760	28,419,154	32,937,432	35,381,477

[1]

The above quarterly income (loss) per share calculations are based on the weighted average number of common shares outstanding during each quarter. The income (loss) per share calculation for the years ended December 31, 2015 and 2014 in the consolidated statements of operations is based on the weighted average number of common shares outstanding for the years ended December 31, 2015 and 2014. The sum of the quarterly financial data may vary from the years ended December 31, 2015 and 2014 data due to rounding.

Note 13. Commitments and Contingencies

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

As a result, the Company may become subject to material environmental liabilities of which it is unaware. The Company can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on it, or (2) the environmental condition of the Company’s industrial properties will not be affected by the condition of the properties in the vicinity of its industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company. The Company was not aware of any significant or material exposures as of December 31, 2015 or 2014.

General Uninsured Losses. The Company carries property and rental loss, liability and terrorism insurance. The Company believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, the Company’s properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, the Company has obtained, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property. The Company was not aware of any significant or material exposures as of December 31, 2015 and 2014.

Contractual Commitments. As of February 10, 2016, the Company had four outstanding contracts with third-party sellers to acquire four industrial properties consisting of 216,491 square feet (unaudited). There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties the Company has under contract1:

Market	Number of Buildings	Square Feet (Unaudited)	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City [1]	1	126,491	22,416	—
San Francisco Bay Area	1	30,000	5,250	—
Seattle	—	—	—	—
Miami	1	60,000	6,000	—
Washington, D.C./Baltimore	—	—	—	—

Total	3	216,491	$33,666	$—

[1]	Includes one improved land parcel consisting of 4.5 acres (unaudited).

As of February 10, 2016, the Company has executed one non-binding letter of intent with a third-party seller to acquire one industrial property consisting of 53,558 square feet (unaudited). The total purchase price for the industrial property is approximately $6.4 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.

As of February 10, 2016, the Company had two outstanding contracts with third-party purchasers to sell one property, consisting of 71,516 square feet (unaudited), located in the San Francisco Bay Area market for a sales price of approximately $8.2 million and one property, consisting of 68,989 square feet (unaudited), located in the Washington, D.C./Baltimore market for a sales price of approximately $8.2 million. There can be no assurance that the Company will sell the properties under contract because the proposed dispositions are subject to the completion of satisfactory due diligence and various closing conditions.

Note 14. Subsequent Events

On January 25, 2016, the Company acquired one industrial building located in Seattle, WA containing 35,480 square feet (unaudited) for a total purchase price of approximately $6.5 million. The property was acquired from an unrelated third party using existing cash on hand.

On February 9, 2016, the Company’s board of directors declared a cash dividend in the amount of $0.18 per share of its common stock payable on April 12, 2016 to the stockholders of record as of the close of business on March 28, 2016.

On February 9, 2016, the Company’s board of directors declared a cash dividend in the amount of $0.484375 per share of its Series A Preferred Stock payable on March 31, 2016 to the preferred stockholders of record as of the close of business on March 10, 2016.

Terreno Realty Corporation

Schedule III

Real Estate Investments and Accumulated Depreciation

As of December 31, 2015

(in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/15
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Los Angeles
630 Glasgow	1	Inglewood, CA	$2,271	$2,245	$1,855	$385	$2,245	$2,240	$4,485	$346	2011	1988
747 Glasgow	1	Inglewood, CA	—	1,759	1,555	127	1,759	1,682	3,441	99	2014	1981
14605 Miller Ave	1	Fontana, CA	—	8,695	12,945	8	8,695	12,953	21,648	357	2014	1990
14611 Broadway	1	Gardena, CA	—	4,757	1,243	974	4,757	2,217	6,974	258	2013	1962
19601 Hamilton	1	Torrance, CA	—	7,409	4,072	29	7,409	4,101	11,510	454	2011	1985
California	1	Corona, CA	—	3,225	4,416	4	3,225	4,420	7,645	186	2014	1994
Garfield	5	Commerce, CA	24,015	27,539	22,694	2,342	27,539	25,036	52,575	2,847	2012	2002
Las Hermanas	1	Compton, CA	—	3,330	751	185	3,330	936	4,266	58	2014	1970
Manhattan Beach	1	Redondo Beach, CA	—	7,874	5,641	35	7,874	5,676	13,550	549	2012	1963/1970
Whittier	1	Whittier, CA	—	7,736	7,902	412	7,736	8,314	16,050	890	2012	2004
Northern New Jersey/ New York City
1 Dodge Drive	1	West Caldwell, NJ	—	3,819	2,982	1,241	3,819	4,223	8,042	346	2013	1985
17 Madison	1	Fairfield, NJ	—	974	1,647	469	974	2,116	3,090	149	2013	1979
20 Pulaski	1	Bayonne, NJ	—	4,003	4,946	179	4,003	5,125	9,128	288	2014	1965
22 Madison	1	Fairfield, NJ	—	1,365	1,607	—	1,365	1,607	2,972	6	2015	1979
341 Michele	1	Carlstadt, NJ	—	2,372	4,798	172	2,372	4,970	7,342	285	2013	1973
465 Meadow	1	Carlstadt, NJ	—	713	1,618	26	713	1,644	2,357	92	2013	1972
550 Delancy	1	Newark, NJ	—	9,230	4,855	10	9,230	4,865	14,095	361	2013	1987
620 Division	1	Elizabeth, NJ	6,199	6,491	3,568	3,005	6,491	6,573	13,064	1,046	2011	1980
900 Hart	1	Piscataway, NJ	—	3,202	3,866	839	3,202	4,705	7,907	194	2014	1983
Belleville	1	Kearny, NJ	13,323	12,845	18,041	1,288	12,845	19,329	32,174	2,100	2011	2006
Dell	1	Carlstadt, NJ	—	6,641	771	122	6,641	893	7,534	91	2011	1972
Ethel	2	Piscataway, NJ	—	2,748	3,801	993	2,748	4,794	7,542	354	2013	1981/1984
Interstate	2	South Brunswick, NJ	—	13,686	12,135	9,322	13,686	21,457	35,143	2,150	2010/2013	1999/2014
JFK Airgate	4	Queens, NY	—	18,282	32,933	582	18,282	33,515	51,797	2,013	2013	1986/1991
Manor	1	East Rutherford, NJ	—	4,076	5,262	62	4,076	5,324	9,400	28	2015	1968
Melanie Lane	3	East Hanover, NJ	—	5,931	13,178	861	5,931	14,039	19,970	960	2013	1980/1998
Middlebrook	18	Bound Brook, NJ	—	16,442	10,241	9,315	16,442	19,556	35,998	3,566	2010	1958/1976
Terminal Way	2	Avenel, NJ	—	3,537	3,598	—	3,537	3,598	7,135	105	2014	1950/1968

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/15
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
San Francisco Bay Area
238/242 Lawrence	2	South San Francisco, CA	398	6,674	2,655	890	6,674	3,545	10,219	683	2010	1986
240 Littlefield	1	South San Francisco, CA	—	5,107	3,293	2,852	5,107	6,145	11,252	285	2013	2013
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	416	1,352	1,614	2,966	334	2010	1968
631 Brennan	1	San Jose, CA	—	1,932	2,245	447	1,932	2,692	4,624	299	2012	1975
Ahern	2	Union City, CA	3,276	3,246	2,749	438	3,246	3,187	6,433	580	2010	1986
Ahern II	1	Union City, CA	—	2,467	4,527	—	2,467	4,527	6,994	96	2015	1997
Burroughs	3	San Leandro, CA	—	5,400	7,092	107	5,400	7,199	12,599	335	2014	1966
Caribbean	3	Sunnyvale, CA	—	17,483	14,493	1,721	17,483	16,214	33,697	1,561	2012	1980/1981
Carlton Court	1	South San Francisco, CA	—	2,036	1,475	162	2,036	1,637	3,673	171	2012	1981
Clawiter	1	Hayward, CA	4,553	5,964	1,159	23	5,964	1,182	7,146	118	2011	1967
Fortune/Qume	1	San Jose, CA	—	2,518	2,484	707	2,518	3,191	5,709	731	2010	1980
Central Pacific Business Park I	3	Union City, CA	—	8,468	14,165	278	8,468	14,443	22,911	413	2014	1989
Central Pacific Business Park II	4	Union City, CA	—	13,642	23,658	803	13,642	24,461	38,103	24	2015	2015
Seattle
79 Ave South	1	Kent, WA	—	1,267	1,503	360	1,267	1,863	3,130	89	2014	2000
3401 Lind	1	Renton, WA	5,482	2,999	6,707	26	2,999	6,733	9,732	212	2014	1984/2012
4225 2nd Avenue	1	Seattle, WA	—	4,236	4,049	—	4,236	4,049	8,285	21	2015	1957
17600 West Valley Highway	1	Tukwila, WA	4,573	3,361	5,260	655	3,361	5,915	9,276	651	2012	1986
Auburn 1307	1	Auburn, WA	—	4,253	5,034	82	4,253	5,116	9,369	200	2014	2002
Kent 188	1	Kent, WA	4,989	3,251	4,719	1,224	3,251	5,943	9,194	924	2010	1979
Kent 190	1	Kent, WA	—	4,560	5,561	3	4,560	5,564	10,124	104	2015	1992/1999
Kent 202	1	Kent, WA	—	5,761	9,114	—	5,761	9,114	14,875	10	2015	1981
Kent 216	1	Kent, WA	—	3,672	5,408	299	3,672	5,707	9,379	258	2014	1996
Kent Corporate Park	4	Kent, WA	4,739	5,032	6,916	487	5,032	7,403	12,435	97	2015	1980/1981
Olympic	1	Tukwila, WA	—	1,499	1,431	—	1,499	1,431	2,930	27	2015	1978
SeaTac 8th Avenue	1	Burien, WA	—	2,501	4,020	361	2,501	4,381	6,882	393	2013	1988
SW 34th	1	Renton, WA	—	2,912	3,289	—	2,912	3,289	6,201	174	2014	1996/2010
Valley Corporate	2	Kent, WA	8,152	5,264	9,096	525	5,264	9,621	14,885	1,080	2011	1987
Miami
10th Avenue	1	Hialeah, FL	—	6,376	2,624	2,653	6,376	5,277	11,653	1,012	2010	1957/2005
25th Street	1	Doral, FL	—	4,454	4,889	—	4,454	4,889	9,343	128	2015	1974
26th Street	2	Miami, FL	—	4,569	6,183	46	4,569	6,229	10,798	539	2012	1973
39th Street	1	Doral, FL	1,880	1,420	2,717	13	1,420	2,730	4,150	300	2011	2002
48th Avenue	2	Miami Gardens, FL	—	4,322	2,187	382	4,322	2,569	6,891	240	2011	1987
60th Avenue	1	Miami Lakes, FL	—	6,203	1,567	6,364	6,203	7,931	14,134	1,510	2010	1971/2011
70th Avenue	1	Miami, FL	—	1,434	2,333	136	1,434	2,469	3,903	290	2011	1999

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at 12/31/15
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
78th Avenue	1	Doral, FL	—	2,445	1,755	1,900	2,445	3,655	6,100	442	2012	1977
81st Street	2	Medley, FL	—	2,938	5,242	571	2,938	5,813	8,751	137	2015	1996/2003
107th Avenue	1	Medley, FL	—	2,787	2,036	461	2,787	2,497	5,284	177	2013	2001
101st Road	1	Medley, FL	—	2,647	3,258	565	2,647	3,823	6,470	505	2013	2012
131st Street	1	Medley, FL	—	2,903	5,729	278	2,903	6,007	8,910	183	2014	1999
Americas Gateway	6	Doral, FL	—	11,152	11,721	1,465	11,152	13,186	24,338	1,083	2013	1978/1982
Miami International Trade Center	4	Medley, FL	—	5,063	10,958	231	5,063	11,189	16,252	82	2015	1996
Washington, D.C./Baltimore
75th Ave	5	Landover, MD	—	10,658	18,615	1,988	10,658	20,603	31,261	577	2014	1987/1990
3601 Pennsy	1	Landover, MD	—	2,331	4,375	60	2,331	4,435	6,766	271	2013	1996
4230 Forbes	1	Lanham, MD	—	1,736	2,395	111	1,736	2,506	4,242	180	2013	2003
8215 Dorsey	1	Jessup, MD	—	2,263	3,200	—	2,263	3,200	5,463	193	2013	1965/1981
8730 Bollman	1	Savage, MD	—	4,361	2,757	528	4,361	3,285	7,646	414	2011	1984
9070 Junction	1	Annapolis Junction, MD	—	3,538	6,670	1,065	3,538	7,735	11,273	191	2015	1997
Dorsey	1	Jessup, MD	—	3,207	2,383	1,322	3,207	3,705	6,912	598	2011	1977
Global Plaza	1	Sterling, VA	—	1,948	3,619	7	1,948	3,626	5,574	377	2012	2006
Hampton	1	Capitol Heights, MD	—	5,095	11,672	—	5,095	11,672	16,767	525	2014	2006
Junction	1	Annapolis Junction, MD	—	2,526	10,419	14	2,526	10,433	12,959	313	2014	1989/2012
Parkway	1	Hanover, MD	—	4,543	12,094	12	4,543	12,106	16,649	601	2014	1968/2012
Route 100	2	Elkridge, MD	—	6,492	9,403	1,120	6,492	10,523	17,015	827	2013	1973/1974
Troy Hill	1	Elkridge, MD	—	1,409	5,033	40	1,409	5,073	6,482	465	2012	2003
V Street	6	Washington, D.C.	—	67,132	41,299	1,067	67,132	42,366	109,498	1,100	2015	1955/1963

Subtotal	148		83,850	493,735	543,354	68,252	493,735	611,606	1,105,341	43,308
Unamortized net premiums	—		199	—	—	—	—	—	—	—
Unamortized net deferred financing costs			(540)	—	—	—	—	—	—	—
Intangible assets	—		—	—	—	—	—	—	55,917	31,595

Total	148		$83,509	$493,735	$543,354	$68,252	$493,735	$611,606	$1,161,258	$74,903

Terreno Realty Corporation

Schedule III

Real Estate Investments and Accumulated Depreciation – (Continued)

As of December 31, 2015

(in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Investment in Properties
Balance at beginning of year	$901,273	$651,839
Acquisition of properties	271,523	236,747
Disposition of properties	(8,387)	—
Construction in progress	1,503	—
Properties held for sale	(6,257)	(6,962)
Improvements, net of write-offs	20,265	19,649

Balance at end of year	$1,179,920	$901,273

	2015	2014
Accumulated Depreciation
Balance at beginning of year	$45,446	$27,103
Amortization of lease intangible assets	11,845	6,942
Depreciation expense	22,776	12,127
Accumulated depreciation on properties held for sale	(1,278)	(647)
Disposition of properties and write-offs	(1,148)	(79)

Balance at end of year	$77,641	$45,446

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 10, 2016.

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

Signature	Title	Date

/s/ W. Blake Baird W. Blake Baird	Chairman, Chief Executive Officer and Director (principal executive officer)	February 10, 2016

/s/ Michael A. Coke	President and Director	February 10, 2016
Michael A. Coke

/s/ Jaime J. Cannon Jaime J. Cannon	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 10, 2016

/s/ LeRoy E. Carlson	Director	February 10, 2016
LeRoy E. Carlson

/s/ Peter J. Merlone	Director	February 10, 2016
Peter J. Merlone

/s/ Douglas M. Pasquale	Director	February 10, 2016
Douglas M. Pasquale

/s/ Dennis Polk	Director	February 10, 2016
Dennis Polk

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of Registrant, as amended (previously filed as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

3.2	Articles Supplementary for Registrant’s 7.75% Series A Cumulative Redeemable Preferred Stock (as previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 19, 2012 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate of Registrant (previously filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 on January 15, 2010 and incorporated herein by reference).

4.2	Specimen Certificate for the Company’s 7.75% Series A Cumulative Redeemable Preferred Stock (previously filed as Exhibit 4.1 to the Company’s Form 8-A on July 13, 2012 and incorporated herein by reference).

10.1+	Amended and Restated Severance Agreement between Registrant and W. Blake Baird, dated as of February 18, 2014 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated herein by reference).

10.2+	Amended and Restated Severance Agreement between Registrant and Michael A. Coke dated as of February 18, 2014 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated herein by reference).

10.3+	Severance Agreement between Registrant and Jaime J. Cannon dated as of February 18, 2014 (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated herein by reference).

10.4+	Amended and Restated 2010 Equity Incentive Plan of Registrant (previously filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A on March 19, 2014 and incorporated herein by reference).

10.5+	Form of Restricted Stock Award Agreement for Executive Officers and Employees (previously filed as Exhibit 10.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.6+	Form of Restricted Stock Award Agreement for Non-Employee Directors (previously filed as Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.7+	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers (previously filed as Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.8+	Amended and Restated Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated by reference herein).

10.9+	Form of Award Notice under the Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.10	Third Amended and Restated Senior Credit Agreement, dated as of May 8, 2014, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, KeyBanc Capital Markets as “Lead Arranger,” and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 14, 2014 and incorporated herein by reference).

10.11	First Amendment to the Third Amended and Restated Senior Credit Agreement, dated as of December 8, 2014, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, KeyBanc Capital Markets as “Lead Arranger,” and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 12, 2014 and incorporated herein by reference).

10.12	Sale Contract, dated as of December 6, 2014, by and between SMC-United Industrial Limited Partnership and Terreno Realty LLC (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on February 4, 2015 and incorporated herein by reference).

10.13	First Amendment to Sale Contract, dated as of January 8, 2015, by and between SMC-United Industrial Limited Partnership and Terreno Realty LLC (previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K on February 4, 2015 and incorporated herein by reference).

10.14	Second Amendment to Sale Contract, dated as of January 16, 2015, by and between SMC-United Industrial Limited Partnership and Terreno Realty LLC (previously filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K on February 4, 2015 and incorporated herein by reference).

10.15	Note Purchase Agreement, dated as of September 1, 2015, among Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 8, 2015 and incorporated herein by reference).,

10.16*+	Severance Agreement between the Company and Andrew T. Burke, dated as of February 18, 2014.

10.17*+	Severance Agreement between the Company and John T. Meyer, dated as of February 18, 2014.

12.1*	Statement of Computation of Ratios.

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of President, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Terreno Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Schedule III-Real Estate Investments and Accumulated Depreciation.

*	Filed herewith.
**	Furnished herewith.
+	Exhibit is a management contract or compensatory plan or arrangement.