Form 10-Q
period 2016-03-31
Terreno Realty Corp
filed 2016-05-04
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-34603

Terreno Realty Corporation

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1262675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 Montgomery Street, Suite 200	94104
San Francisco, CA (Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 43,478,956 shares of its common stock, $0.01 par value per share, outstanding as of April 29, 2016.

Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments in real estate
Land	$505,969	$491,217
Buildings and improvements	616,876	608,415
Construction in progress	27,787	24,919
Intangible assets	55,687	55,369

Total investments in properties	1,206,319	1,179,920
Accumulated depreciation and amortization	(84,764)	(77,641)

Net investments in properties	1,121,555	1,102,279
Properties held for sale, net	—	4,979

Net investments in real estate	1,121,555	1,107,258
Cash and cash equivalents	3,580	22,450
Restricted cash	2,323	2,658
Deferred financing costs, net	750	846
Other assets, net	22,664	18,926

Total assets	$1,150,872	$1,152,138

LIABILITIES AND EQUITY
Liabilities
Credit facility	$5,000	$—
Term loans payable, net	199,007	198,943
Senior unsecured notes, net	99,067	99,023
Mortgage loans payable, net	78,141	83,509
Security deposits	7,696	7,508
Intangible liabilities, net	4,028	3,853
Dividends payable	7,814	7,796
Accounts payable and other liabilities	15,514	18,424

Total liabilities	416,267	419,056
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and 1,840,000 shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	46,000
Common stock: $0.01 par value, 400,000,000 shares authorized, and 43,460,616 and 43,310,272 shares issued and outstanding, respectively	435	430
Additional paid-in capital	689,167	687,448
Retained earnings	—	—
Accumulated other comprehensive loss	(997)	(796)

Total stockholders’ equity	734,605	733,082

Total liabilities and equity	$1,150,872	$1,152,138

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
REVENUES
Rental revenues	$19,998	$17,807
Tenant expense reimbursements	5,659	5,324

Total revenues	25,657	23,131

COSTS AND EXPENSES
Property operating expenses	7,754	7,130
Depreciation and amortization	8,262	7,626
General and administrative	3,440	3,835
Acquisition costs	959	3,218

Total costs and expenses	20,415	21,809

OTHER INCOME (EXPENSE)
Interest and other income	13	7
Interest expense, including amortization	(3,070)	(2,174)
Gain on sales of real estate investments	5,248	—

Total other income and expenses	2,191	(2,167)

Net income (loss)	7,433	(845)
Preferred stock dividends	(891)	(891)

Net income (loss), net of preferred stock dividends	6,542	(1,736)
Allocation to participating securities	(58)	—

Net income (loss) available to common stockholders, net of preferred stock dividends	$6,484	$(1,736)

EARNINGS PER COMMON SHARE—BASIC AND DILUTED:
Net income (loss) available to common stockholders, net of preferred stock dividends	$0.15	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	42,995,106	42,731,802

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net income (loss)	$7,433	$(845)
Other comprehensive loss: cash flow hedge adjustment	(201)	(147)

Comprehensive income (loss)	$7,232	$(992)

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

				Additional Paid- in Capital		Accumulated Other Comprehensive Loss
		Common Stock
	Preferred	Number of			Retained
	Stock	Shares	Amount		Earnings		Total
Balance as of December 31, 2015	$46,000	43,310,272	$430	$687,448	$—	$(796)	$733,082
Net income	—	—	—	—	7,433	—	7,433
Issuance of common stock, net of issuance costs of $39	—	183,642	5	4,050	—	—	4,055
Repurchase of common stock	—	(66,095)	—	(1,551)	—	—	(1,551)
Issuance of restricted stock	—	32,797	—	—	—	—	—
Stock-based compensation	—	—	—	492	—	—	492
Common stock dividends	—	—	—	(1,272)	(6,542)	—	(7,814)
Preferred stock dividends	—	—	—	—	(891)	—	(891)
Other comprehensive loss	—	—	—	—	—	(201)	(201)

Balance as of March 31, 2016	$46,000	43,460,616	$435	$689,167	$—	$(997)	$734,605

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,433	$(845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Straight-line rents	(1,446)	(1,308)
Amortization of lease intangibles	(344)	(581)
Depreciation and amortization	8,262	7,626
Gain on sales of real estate investments	(5,248)	—
Deferred financing cost and mortgage premium amortization	182	76
Stock-based compensation	1,011	1,641
Changes in assets and liabilities
Other assets	(1,711)	(658)
Accounts payable and other liabilities	428	(234)

Net cash provided by operating activities	8,567	5,717
CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	335	2,293
Cash paid for property acquisitions	(26,934)	(151,015)
Proceeds from sales of real estate investments, net	15,912	—
Additions to construction in progress	(1,301)	—
Additions to buildings, improvements and leasing costs	(4,866)	(3,365)

Net cash used in investing activities	(16,854)	(152,087)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(1,551)	(497)
Borrowings on credit facility	5,000	—
Payments on mortgage loans payable	(5,345)	(768)
Payment of deferred financing costs	—	(10)
Dividends paid to common stockholders	(7,796)	(6,859)
Dividends paid to preferred stockholders	(891)	(891)

Net cash used in financing activities	(10,583)	(9,025)
Net decrease in cash and cash equivalents	(18,870)	(155,395)
Cash and cash equivalents at beginning of period	22,450	190,601

Cash and cash equivalents at end of period	$3,580	$35,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$3,920	$2,153
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$4,522	$3,563
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$27,870	$154,132
Assumption of other assets and liabilities	(936)	(3,117)

Net cash paid for property acquisitions	$26,934	$151,015

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of March 31, 2016, the Company owned 149 buildings aggregating approximately 11.1 million square feet, one redevelopment property expected to contain 0.2 million square feet and three improved land parcels consisting of 8.0 acres.

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

Basis of Presentation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim consolidated financial statements include all of the Company’s accounts and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the financial statements contained in the Company’s 2015 Annual Report on Form 10-K and the notes thereto, which was filed with the Securities and Exchange Commission on February 10, 2016.

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

Interest is capitalized based on actual capital expenditures from the period when redevelopment, renovation or expansion commences until the asset is ready for its intended use, at the weighted average borrowing rate during the period.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded during the three months ended March 31, 2016 or 2015.

Property Acquisitions. Upon acquisition of a property, which are accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations, the Company estimates the fair value of acquired tangible assets (consisting generally of land, buildings and improvements) and intangible assets and liabilities (consisting generally of the above and below-market leases and the origination value of all in-place leases). The Company determines fair values using replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition. Acquisition-related costs associated with business combinations are expensed as incurred.

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.3 million and $0.6 million, respectively, for the three months ended March 31, 2016 and 2015. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of March 31, 2016 is 2.8 years. As of March 31, 2016 and December 31, 2015, the Company’s intangible assets and liabilities, including properties held for sale, consisted of the following (dollars in thousands):

	March 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$51,868	$(30,395)	$21,473	$51,941	$(28,678)	$23,263
Above-market leases	$3,819	$(2,903)	$916	$3,977	$(2,917)	$1,060
Below-market leases	$(8,258)	$4,230	$(4,028)	$(7,820)	$3,967	$(3,853)

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

Held for Sale Assets. The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment (Note 5). Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.

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

As of March 31, 2016 and December 31, 2015, approximately $18.4 million and $14.9 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.3 million and $0.2 million as of March 31, 2016 and December 31, 2015, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $3.7 million and $3.4 million as of March 31, 2016 and December 31, 2015, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of March 31, 2016 and December 31, 2015, the net unamortized mortgage premiums were approximately $0.1 million and $0.2 million, respectively, and were included as a component of mortgage loans payable on the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of March 31, 2016 and December 31, 2015, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

As of March 31, 2016, the Company had three interest rate caps to hedge the variable cash flows associated with $150.0 million of its existing variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate payable on $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021 at 4.0% plus 1.75% to 2.30%, depending on leverage, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019 at 4.0% plus 1.50% to 2.05%, depending on leverage, and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020, at 4.0% plus 1.50% to 2.05%, depending on leverage. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2016 and December 31, 2015, the fair value of the interest rate caps was approximately $0.2 million and $0.4 million, respectively.

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

As of March 31, 2016 and December 31, 2015, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair value of the Company’s mortgage loans payable and senior unsecured notes was estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s credit facility approximated its carrying value because the variable interest rate approximates market borrowing rates available to the Company, which are Level 2 inputs. As of March 31, 2016 and December 31, 2015, the estimated fair value of the Company’s debt was approximately $385.1 million and $382.9 million, respectively.

The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value Measurement Using
		Quoted Price in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate caps at:
March 31, 2016	$181	$—	$181	$—
December 31, 2015	$383	$—	$383	$—

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively. The Company has adopted this standard effective December 31, 2015 and applied the change in accounting principle to the consolidated financial statements. As a result, the Company reclassified $2.6 million in total deferred financing costs to debt as of December 31, 2015 on the Company’s accompanying consolidated balance sheets. Deferred financing costs related to the Company’s revolving credit facility remains classified as an asset on the Company’s consolidated balance sheets. The adoption of ASU 2015-3 had no impact on the Company’s consolidated results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, which for the Company would be the first quarter of 2019, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company does not expect the ASU to have a material impact on its consolidated financial statements and notes to its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in ASU 2015-14. The Company is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements and expects to adopt this update beginning January 1, 2018.

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

As of March 31, 2016, the Company owned 43 buildings and approximately 2.7 million square feet located in Northern New Jersey/New York City, which accounted for approximately 22.8% of its annualized base rent and 23 buildings and approximately 2.6 million square feet located in Washington D.C./Baltimore, which accounted for approximately 23.4% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of March 31, 2016, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than approximately 10% of its rental revenues for the three months ended March 31, 2016.

Note 4.	Investments in Real Estate

During the three months ended March 31, 2016, the Company acquired three industrial buildings containing 125,480 square feet and one improved land parcel containing approximately 4.5 acres. The total aggregate initial investment was approximately $27.9 million, of which $16.7 million was recorded to land, $9.9 million to buildings and improvements, $1.3 million to intangible assets and $0.7 million to intangible liabilities.

The Company recorded revenues and net income for the three months ended March 31, 2016 of approximately $0.1 million and $0.1 million, respectively, related to the 2016 acquisitions.

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

The above assets and liabilities were recorded at fair value, which uses Level 3 inputs. The properties were acquired from unrelated third parties using existing cash on hand, proceeds from property sales and borrowings on the revolving credit facility and were accounted for as business combinations.

During the year ended December 31, 2015, the Company began redevelopment on an approximately 210,000 square foot distribution building and an approximately 34,000 square foot office building with an aggregate purchase price of approximately $21.3 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.2 million and $0, respectively, during the three months ended March 31, 2016 and 2015.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2016 and 2015 as if all of the Company’s acquisitions during the three months ended March 31, 2016 occurred on January 1, 2015. The following pro forma results for the three months ended March 31, 2016 and 2015 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2015, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended March 31,
	2016	2015
Total revenues	$25,858	$23,461
Net income (loss) available to common stockholders, net of preferred stock dividends	7,580	(2,497)
Basic and diluted net income (loss) available to common stockholders per share, net of preferred stock dividends	$0.18	$(0.06)

Note 5.	Held for Sale/Disposed Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of March 31, 2016, the Company does not have any properties held for sale.

During the three months ended March 31, 2016, the Company sold one property located in the San Francisco Bay Area market for a sales price of approximately $8.2 million, resulting in a gain of approximately $2.7 million and one property in the Washington D.C./Baltimore market for a sales price of approximately $8.2 million, resulting in a gain of approximately $2.5 million.

The following summarizes the condensed results of operations of the properties sold during the three months ended March 31, 2016, for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Rental revenues	$209	$290
Tenant expense reimbursements	56	80
Property operating expenses	(74)	(83)
Depreciation and amortization	—	(77)

Income from operations	$191	$210

Note 6. Debt

As of March 31, 2016, the Company had $50.0 million of senior unsecured notes that mature in September 2022, $50.0 million of senior unsecured notes that mature in October 2027 (collectively the “Senior Unsecured Notes”), a credit facility (the “Facility”), which consists of a $100.0 million revolving credit facility that matures in May 2018, a $50.0 million term loan that matures in May 2019, a $50.0 million term loan that matures in May 2021 and a $100.0 million term loan that matures in March 2020. As of March 31, 2016, there were $5.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. As of December 31, 2015 there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. As of both March, 31, 2016 and December 31, 2015, the Company had three interest rate caps to hedge the variable cash flows associated with $150.0 million of its existing variable-rate term loans. See Note 2 for more information regarding the Company’s interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $200.0 million term loans and the $100.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at March 31, 2016) for the revolving credit facility, the $50.0 million term loan that matures in May 2019 and the $100.0 million term loan that matures in March 2020 and 1.75% to 2.30% (1.75% at March 31, 2016) for the $50.0 million term loan that matures in May 2021, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of March 31, 2016 and December 31, 2015.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2016 and 2021. As of March 31, 2016, the Company had six mortgage loans payable, net of deferred financings costs, totaling approximately $78.1 million, which bear interest at a weighted average fixed annual rate of 4.3%. As of December 31, 2015, the Company had seven mortgage loans payable, net of deferred financing costs, totaling approximately $83.5 million, which bore interest at a weighted average fixed annual interest rate of 4.4%. As of March 31, 2016 and December 31, 2015, the total net book value of the properties securing the debt was approximately $163.5 million and $177.2 million, respectively.

The scheduled principal payments of the Company’s debt as of March 31, 2016 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2016 (9 months)	$—	$—	$—	$11,526	$11,526
2017	—	—	—	1,916	1,916
2018	5,000	—	—	1,910	6,910
2019	—	50,000	—	18,805	68,805
2020	—	100,000	—	33,077	133,077
Thereafter	—	50,000	100,000	11,271	161,271

Subtotal	5,000	200,000	100,000	78,505	383,505
Unamortized net premiums	—	—	—	108	108

Total Debt	5,000	200,000	100,000	78,613	383,613
Deferred financing costs, net	—	(993)	(933)	(472)	(2,398)

Total Debt, net	$5,000	$199,007	$99,067	$78,141	$381,215

Weighted Average Interest Rate	1.9%	2.0%	4.4%	4.3%	3.1%

Note 7.	Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100.0 million in amounts and at times to be determined by the Company from time to time. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Facility. During the three months ended March 31, 2016, the Company issued 50,968 shares of common stock at a weighted average offering price of $23.52 per share under the ATM Program, resulting in net proceeds of approximately $1.2 million and paying total compensation to the applicable sales agents of approximately $18,000. During the three months ended March 31, 2015, the Company did not issue any shares of common stock under the ATM Program. As of March 31, 2016 and December 31, 2015, the Company had shares of common stock having an aggregate offering price of up to $95.7 million and $96.9 million, respectively, available for issuance under the ATM Program.

The Company has a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its outstanding common stock from time to time through December 31, 2016. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2016, the Company has not repurchased any shares of stock pursuant to its share repurchase authorization.

As of March 31, 2016 and December 31, 2015, 1,840,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding. Dividends on the Series A Preferred Stock are payable when, as and if authorized by the Company’s board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up, senior to the Company’s common stock.

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

As of March 31, 2016, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Company’s Amended and Restated 2010 Equity Incentive Plan (the “Plan”), of which 814,838 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to March 31, 2016 ranged from $14.20 to $23.39. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s common stock on the date of grant. The fair value of the restricted stock that was granted during the three months ended March 31, 2016 was $0.7 million and the vesting period for the restricted stock is five years. As of March 31, 2016, the Company had approximately $7.3 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.9 years. The Company recognized compensation costs of approximately $0.5 million and $0.2 million, respectively, for the three months ended March 31, 2016 and 2015, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the three months ended March 31, 2016.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2015	403,468	$20.08
Granted	32,797	21.50
Forfeited	(14,656)	17.53
Vested	(24,495)	17.26

Non-vested shares outstanding as of March 31, 2016	397,114	$20.47

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of March 31, 2016:

Non-vested Shares Vesting Schedule	Number of Shares
2016 (9 months)	—
2017	40,043
2018	30,776
2019	21,232
2020	298,502
Thereafter	6,561

Total Non-vested Shares	397,114

Long-Term Incentive Plan:

As of March 31, 2016, there are three open performance measurement periods for the Performance Share awards: January 1, 2014 to December 31, 2016, January 1, 2015 to December 31, 2017 and January 1, 2016 to December 31, 2018. During the three months ended March 31, 2016, the Company issued 132,674 shares of common stock at a price of $21.80 per share related to the Performance Share awards for the performance period from January 1, 2013 to December 31, 2015. The Company recorded compensation costs of approximately $0.6 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively, related to the open Performance Share awards. As of March 31, 2016 and December 31, 2015, approximately $4.0 million and $6.4 million, respectively, of accrued compensation costs related to the Performance Share awards were included as a component of accounts payable and other liabilities in the accompanying consolidated balance sheets.

The following table summarizes certain information with respect to the performance share awards:

	Fair Value	Accrual	Expense For the Three Months Ended March 31,
Performance Share Period	March 31, 2016	March 31, 2016	2016	2015
	(in thousands)
January 1, 2016—December 31, 2018	$2,404	$200	$200	$—
January 1, 2015—December 31, 2017	3,737	1,555	298	276
January 1, 2014—December 31, 2016	3,059	2,290	130	470
January 1, 2013—December 31, 2015	—	—	—	659

Total	$9,200	$4,045	$628	$1,405

Dividends:

The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2016:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2016	Common stock	$0.180000	February 9, 2016	March 28, 2016	April 12, 2016
March 31, 2016	Preferred stock	$0.484375	February 9, 2016	March 10, 2016	March 31, 2016

Note 8.	Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for both the three months ended March 31, 2016 and 2015.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 402,849 and 0 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2016 and 2015, respectively.

Note 9. Commitments and Contingencies

Contractual Commitments. As of May 3, 2016, the Company has four outstanding contracts with third-party sellers to acquire four industrial properties consisting of 220,854 square feet. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City	2	143,091	15,500	—
San Francisco Bay Area	—	—	—	—
Seattle	1	24,205	4,741	—
Miami	1	53,558	6,355	—
Washington, D.C./Baltimore	—	—	—	—

Total	4	220,854	$26,596	$—

As of May 3, 2016, the Company has one outstanding contract with a third-party purchaser to sell one property, consisting of approximately 40,000 square feet, located in the Miami market for a sales price of approximately $6.1 million (net book value of approximately $3.9 million). There is no assurance that the Company will sell the property under contract because the proposed disposition is subject to the completion of satisfactory due diligence and various closing conditions.

Note 10.	Subsequent Events

On April 21, 2016, the Company acquired one industrial building located in Auburn, Washington containing 66,942 square feet for a total purchase price of approximately $7.4 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings on the revolving credit facility.

On May 3, 2016, the Company’s board of directors declared a cash dividend in the amount of $0.18 per share of its common stock payable on July 21, 2016 to the stockholders of record as of the close of business on July 7, 2016.

On May 3, 2016, the Company’s board of directors declared a cash dividend in the amount of $0.484375 per share of its Series A Preferred Stock payable on June 30, 2016 to the preferred stockholders of record as of the close of business on June 10, 2016.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 10, 2016 and in our other public filings;

•	our ability to identify and acquire industrial properties on terms favorable to us;

•	general volatility of the capital markets and the market price of our common stock;

•	adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;

•	our dependence on key personnel and our reliance on third parties to property manage the majority of our industrial properties;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	our ability to manage our growth effectively;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs;

•	declining real estate valuations and impairment charges;

•	our expected leverage, our failure to obtain necessary outside financing, and future debt service obligations;

•	our ability to make distributions to our stockholders;

•	our failure to successfully hedge against interest rate increases;

•	our failure to successfully operate acquired properties;

•	risks relating to our real estate redevelopment and expansion strategies and activities;

•	our failure to qualify or maintain our status as a real estate investment trust, or REIT, and possible adverse changes to tax laws;

•	uninsured or underinsured losses relating to our properties or that otherwise result from future litigation;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and transshipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of March 31, 2016, we owned a total of 149 buildings aggregating approximately 11.1 million square feet, one redevelopment property expected to contain approximately 0.2 million square feet and three improved land parcels consisting of 8.0 acres, that were approximately 90.7% leased to 349 customers, the largest of which accounted for approximately 4.5% of our total annualized based rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

Occupancy as of March 31, 2016 decreased from December 31, 2015 primarily due to the expiration of a short-term lease at 180 Manor of approximately 85,000 square feet, which was a value-add acquisition acquired via sale-leaseback during the three months ended December 31, 2015. In addition, our value-add acquisitions during the three months ended December 31, 2015 of 2nd Avenue containing approximately 51,000 square feet and Kent 202 containing approximately 158,000 square feet, have short-term leases that are expected to expire during the three months ended June 30, 2016. Subsequent to March 31, 2016, we executed a three-year lease for approximately 190,000 square feet at our Interstate property which represents approximately 1.7% of our total square footage and approximately 2.2% of our same store total square footage as of March 31, 2016.

The following table summarizes by market our investments in real estate as of March 31, 2016:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of March 31, 2016	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)[3]

Los Angeles	14	1,348,802	12.2%	96.0%	$10,441	13.5%	$8.07	2.6	$175,441	[4]
Northern New Jersey/New York City	43	2,733,068	24.7%	77.1%	17,664	22.8%	8.38	4.7	298,264

San Francisco Bay Area	24	1,227,283	11.0%	93.0%	11,671	15.1%	10.23	5.7	172,486

Seattle	19	1,434,190	13.0%	99.2%	7,880	10.2%	5.54	2.5	138,846

Miami	26	1,743,978	15.8%	93.5%	11,646	15.0%	7.14	4.4	149,148

Washington, D.C./Baltimore	23	2,578,028	23.3%	94.8%	18,151	23.4%	7.43	3.5	272,134

Total/Weighted Average	149	11,065,349	100.0%	90.7%	$77,453	100.0%	$7.72	4.0	$1,206,319

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2016, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2016, weighted by the respective square footage.
[3]	Includes 8.0 acres of improved land as discussed below.
[4]	Includes approximately $27.8 million related to a redevelopment property that is expected to contain an approximately 210,000 square foot distribution building and an approximately 34,000 square foot office building.

We also own three improved land parcels totaling approximately 8.0 acres that are 100% leased to three tenants. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may consider redeveloping such land either by expansion of adjacent buildings or the construction of new buildings.

The following table summarizes by market our investments in improved land as of March 31, 2016:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of March 31, 2016	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	1	1.2	15.0%	100.0%	$146	19.4%	$2.80	0.8
Northern New Jersey/New York City	1	4.5	56.3%	100.0%	403	53.7%	2.05	1.4

San Francisco Bay Area	—	—	0.0%	—	—	0.0%	—	—

Seattle	—	—	0.0%	—	—	0.0%	—	—

Miami	1	2.3	28.7%	100.0%	202	26.9%	2.02	3.2

Washington, D.C./Baltimore	—	—	0.0%	—	—	0.0%	—	—

Total/Weighted Average	3	8.0	100.0%	100.0%	$751	100.0%	$2.16	1.8

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2016, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2016, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Building improvements	$1,353	$1,764
Tenant improvements	340	1,229
Leasing commissions	934	1,617
Redevelopment and expansion	2,868	—

Total capital expenditures[1]	$5,495	$4,610

[1]	Includes approximately $3.7 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at four and nine properties for the three months ended March 31, 2016 and 2015, respectively.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 86.8% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of March 31, 2016 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	FedEx Corporation	5	241,783	2.2%	$3,449	4.5%
2	United States Government	9	347,784	3.1%	3,035	3.9%
3	Cepheid	3	171,707	1.6%	2,875	3.7%
4	Northrop Grumman Systems	2	199,866	1.8%	2,229	2.9%
5	H.D. Smith Wholesale Drug Company	1	211,418	1.9%	2,195	2.8%
6	XPO Logistics	3	180,717	1.6%	1,474	1.9%
7	Synergy Custom Fixtures	1	301,983	2.7%	1,434	1.9%
8	West Coast Warehouse	1	265,500	2.4%	1,418	1.8%
9	YRC	2	61,252	0.6%	1,318	1.7%
10	District of Columbia	3	148,203	1.3%	1,301	1.7%
11	HD Supply	1	138,780	1.3%	1,295	1.7%
12	Miami International Freight Systems	1	192,454	1.7%	1,209	1.6%
13	Avborne Accessory	1	137,594	1.2%	1,091	1.4%
14	United Legwear Company	1	161,610	1.5%	1,039	1.3%
15	Bar Logistics	1	115,954	1.1%	960	1.2%
16	Home Depot	1	192,000	1.7%	912	1.2%
17	JAM’N Logistics	1	110,336	1.0%	905	1.2%
18	USPS	2	81,950	0.7%	808	1.0%
19	Service West Inc.	1	129,279	1.2%	796	1.0%
20	Flash Global Logistics	1	94,046	0.9%	756	1.0%

	Total	41	3,484,216	31.5%	$30,499	39.4%

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2016, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place as of March 31, 2016, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2]	% of Total Annualized Base Rent
2016 (9 months) [1]	1,163,325	10.5%	$7,513	8.6%
2017	1,387,706	12.5%	12,610	14.5%
2018	1,339,372	12.1%	11,265	12.9%
2019	1,758,796	15.9%	14,426	16.6%
2020	1,474,801	13.3%	12,145	14.0%
Thereafter	2,914,478	26.4%	29,037	33.4%

Total	10,038,478	90.7%	$86,996	100.0%

[1]	Includes leases that expire on or after March 31, 2016 and month-to-month leases totaling approximately 266,057 square feet.
[2]	Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of March 31, 2016, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of March 31, 2016, leases representing approximately 10.5% of the total rentable square footage of our portfolio are scheduled to expire through December 31, 2016. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2016 expirations will be at or above the rates currently being paid for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Recent Developments

Acquisition Activity

During the three months ended March 31, 2016, we acquired three industrial buildings containing 125,480 square feet and one improved land parcel containing approximately 4.5 acres for a total purchase price of approximately $27.0 million. The properties and improved land parcel were acquired from unrelated third parties using existing cash on hand, proceeds from property sales and borrowings on the revolving credit facility. The following table sets forth the industrial properties and improved land parcel we acquired during the three months ended March 31, 2016:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
4930 3rd Avenue South	Seattle, WA	January 25, 2016	1	35,480	$6,500	6.3%
221 Michele	South San Francisco, CA	March 4, 2016	1	30,000	5,250	5.9%
12950 NW South River	Medley, FL	March 11, 2016	1	60,000	6,000	5.6%
901 North [3]	Elizabeth, NJ	March 24, 2016	—	—	9,283	5.9%

Total/Weighted Average			3	125,480	$27,033	5.9%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $27.9 million.

[2]	Stabilized cap rates are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
[3]	Represents an improved land parcel containing approximately 4.5 acres.

Subsequent to March 31, 2016, we acquired one industrial building for a total purchase price of approximately $7.4 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings on the revolving credit facility. The following table sets forth the industrial property we acquired subsequent to March 31, 2016:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate
Lund	Auburn, WA	April 21, 2016	1	66,942	$7,350	5.1%

Total/Weighted Average			1	66,942	$7,350	5.1%

Disposition Activity

During the three months ended March 31, 2016, we sold two properties for an aggregate sales price of approximately $16.4 million, resulting in a total gain of approximately $5.2 million. We sold one property located in the San Francisco Bay Area market for a sales price of approximately $8.2 million, resulting in a gain of approximately $2.7 million and one property located in the Washington, D.C./Baltimore market for a sales price of approximately $8.2 million, resulting in a gain of approximately $2.5 million.

Redevelopment Activity

In 2015, we began redevelopment of our South Main Street property in Carson, California. We demolished three buildings totaling approximately 186,000 square feet, and we are constructing a new front-load industrial distribution building containing approximately 210,000 square feet and are renovating an existing approximately 34,000 square foot office building. The property is 73.8% pre-leased and the expected redevelopment cost is approximately $16.4 million for a total expected investment of approximately $38.0 million, excluding approximately $2.3 million of intangible liabilities.

ATM Program

We have an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in amounts and at times as we determine from time to time. During the three months ended March 31, 2016, we issued 50,968 shares of common stock common stock at a weighted average offering price of $23.52 per share under the ATM Program, resulting in net proceeds of approximately $1.2 million and paying total compensation to the applicable sales agents of approximately $18,000. As of March 31, 2016, we had shares of common stock having an aggregate offering price of up to $95.7 million available for issuance under the ATM Program.

Dividend and Distribution Activity

On May 3, 2016, our board of directors declared a cash dividend in the amount of $0.18 per share of our common stock payable on July 21, 2016 to the stockholders of record as of the close of business on July 7, 2016.

On May 3, 2016, our board of directors declared a cash dividend in the amount of $0.484375 per share of our Series A Preferred Stock payable on June 30, 2016 to the preferred stockholders of record as of the close of business on June 10, 2016.

Contractual Commitments

As of May 3, 2016, we have four outstanding contracts with third-party sellers to acquire four industrial properties and one contract with a third-party purchaser to sell one property as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire or sell the properties under contract because the proposed acquisitions and disposition are subject to the completion of satisfactory due diligence and various closing conditions.

Share Repurchase Program

We have a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our outstanding common stock from time to time through December 31, 2016. Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2016, we have not repurchased any shares of stock pursuant to our share repurchase authorization.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 86.8% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

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

The analysis of our results below for the three months ended March 31, 2016 and 2015 includes the changes attributable to same store properties. The same store pool for the comparison of the three months ended March 31, 2016 and 2015 includes all properties that were owned and in operation as of March 31, 2016 and since January 1, 2015 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of March 31, 2016. As of March 31, 2016, the same store pool consisted of 117 buildings aggregating approximately 8.7 million square feet representing approximately 78.3% of our total square feet owned and two improved land parcels consisting of 3.5 acres. As of March 31, 2016, the non-same store properties, which we acquired or sold during 2015 and 2016, were held for sale or in redevelopment as of March 31, 2016, consisted of 32 buildings aggregating approximately 2.4 million square feet, one improved land parcel consisting of 4.5 acres and one redevelopment property expected to contain approximately 0.2 million square feet. As of March 31, 2016 and 2015, the consolidated same store pool occupancy was approximately 92.2% and 92.4%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015:

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$16,181	$15,232	$949	6.2%
Non-same store operating properties [1]	3,817	2,575	1,242	48.2%

Total rental revenues	19,998	17,807	2,191	12.3%
Tenant expense reimbursements
Same store	4,597	4,747	(150)	(3.2)%
Non-same store operating properties [1]	1,062	577	485	84.1%

Total tenant expense reimbursements	5,659	5,324	335	6.3%

Total revenues	25,657	23,131	2,526	10.9%

Property operating expenses
Same store	6,266	6,397	(131)	(2.0)%
Non-same store operating properties [1]	1,488	733	755	103.0%

Total property operating expenses	7,754	7,130	624	8.8%

Net operating income [2]
Same store	14,512	13,582	930	6.8%
Non-same store operating properties [1]	3,391	2,419	972	40.2%

Total net operating income	$17,903	$16,001	$1,902	11.9%

Other costs and expenses
Depreciation and amortization	8,262	7,626	636	8.3%
General and administrative	3,440	3,835	(395)	(10.3)%
Acquisition costs	959	3,218	(2,259)	(70.2)%

Total other costs and expenses	12,661	14,679	(2,018)	(13.7)%

Other income (expense)
Interest and other income	13	7	6	85.7%
Interest expense, including amortization	(3,070)	(2,174)	(896)	41.2%
Gain on sales of real estate investments	5,248	—	5,248	n/a

Total other income and expenses	2,191	(2,167)	4,358	n/a

Net income (loss)	$7,433	$(845)	$8,278	n/a

[1]	Includes 2015 and 2016 acquisitions and dispositions.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income (loss) and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $2.5 million for the three months ended March 31, 2016 compared to the same period from the prior year due primarily to property acquisitions during 2015 and 2016 and increased average occupancy in the same store pool portfolio. Same store revenues increased primarily as a result of increased occupancy at Garfield in the Los Angeles market and increased average occupancy at 10th Avenue in the Miami market during the three months ended March 31, 2016. The increase in average same store occupancy is offset by decreased occupancy during the three months ended March 31, 2016 of approximately 221,000 square feet at 130 Interstate in the Northern New Jersey/New York market and a decrease in same store tenant expense reimbursement related to decreased snow removal expenditures as compared to the same period from the prior year. For the three months ended March 31, 2016 and 2015, approximately $1.1 million and $0.9 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $0.6 million during the three months ended March 31, 2016 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $0.8 million attributable to property acquisitions during 2015 and 2016 partially offset by decreased snow removal expenditures as compared to the same period from the prior year.

Depreciation and amortization. Depreciation and amortization increased approximately $0.6 million during the three months ended March 31, 2016 compared to the same period from the prior year due to property acquisitions during 2015 and 2016.

General and administrative expenses. General and administrative expenses decreased approximately $0.4 million for the three months ended March 31, 2016 compared to the same period from the prior year due primarily to decreased performance share award expense as compared to the prior year period.

Acquisition costs. Acquisition costs decreased by approximately $2.3 million for the three months ended March 31, 2016 compared to the same period from the prior year due to a lower volume of property acquisitions during the three months ended March 31, 2016.

Interest and other income. Interest and other income increased approximately $6,000 for the three months ended March 31, 2016 compared to the same period from the prior year.

Interest expense, including amortization. Interest expense increased approximately $0.9 million for the three months ended March 31, 2016 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings.

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

We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and additional perpetual preferred stock. During 2015, Fitch Ratings assigned us an initial issuer rating of BBB- with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize unsecured bonds, term loans, credit facilities, common stock and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.

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

We have an ATM Program pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in amounts and at times as we determine from time to time. Actual sales, if any, will depend on a variety of factors to be determined by our company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us. During the three months ended March 31, 2016, we issued an aggregate of 50,968 shares of common stock at a weighted average offering price of $23.52 per share under the ATM Program, resulting in net proceeds of approximately $1.2 million and paying total compensation to the applicable sales agents of approximately $18,000. During the three months ended March 31, 2015, we did not issue any shares of common stock under the ATM Program. As of March 31, 2016 and December 31, 2015, we had shares of common stock having an aggregate offering price of up to $95.7 million and $96.9 million, respectively, available for issuance under the ATM Program.

As of March 31, 2016, we had $50.0 million of senior unsecured notes that mature in September 2022, $50.0 million of senior unsecured notes that mature in October 2027 (collectively the “Senior Unsecured Notes”), a credit facility (the “Facility”), which consists of a $100.0 million revolving credit facility that matures in May 2018, a $50.0 million term loan that matures in May 2019, a $50.0 million term loan that matures in May 2021 and a $100.0 million term loan that matures in March 2020. As of March 31, 2016, there were $5.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. As of December 31, 2015 there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. We have three interest rate caps to hedge the variable cash flows associated with $150.0 million of our existing variable-rate term loans. See Note 2 in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $200.0 million term loans and the $100.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% at March 31, 2016) for the revolving credit facility, the $50.0 million term loan that matures in May 2019 and the $100.0 million term loan that matures in March 2020 and 1.75% to 2.30% (1.75% at March 31, 2016) for the $50.0 million term loan that matures in May 2021, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $78.1 million and $83.5 million, respectively, and held cash and cash equivalents totaling approximately $3.6 million and $22.5 million, respectively.

The following table summarizes our debt maturities, principal payments, market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the three months ended March 31, 2016 (dollars in thousands—except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2016 (9 months)	$—	$—	$—	$11,526	$11,526
2017	—	—	—	1,916	1,916
2018	5,000	—	—	1,910	6,910
2019	—	50,000	—	18,805	68,805
2020	—	100,000	—	33,077	133,077
Thereafter	—	50,000	100,000	11,271	161,271

Subtotal	5,000	200,000	100,000	78,505	383,505
Unamortized net premiums	—	—	—	108	108

Total Debt	5,000	200,000	100,000	78,613	383,613
Deferred financing costs, net	—	(993)	(933)	(472)	(2,398)

Total Debt, net	$5,000	$199,007	$99,067	$78,141	$381,215

Weighted Average Interest Rate	1.9%	2.0%	4.4%	4.3%	3.1%

	Shares Outstanding [1]	Market Price [2]	Market Value
Common Stock	43,460,616	$23.45	$1,019,151
Preferred Stock ($25.00 per share liquidation preference)			46,000

Total Equity			1,065,151

Total Market Capitalization			$1,446,366

Total Debt-to-Total Investments in Properties [3]			31.6%

Total Debt-to-Total Market Capitalization [4]			26.4%

Total Debt and Preferred Stock-to-Total Market Capitalization [5]			29.5%

Floating Rate Debt as a % of Total Debt [6]			53.5%

Adjusted EBITDA [7]			$15,487

Interest Coverage [8]			5.0x

Fixed Charge Coverage [9]			3.7x

Total Debt-to-Adjusted EBITDA [10]			6.2x

Total Debt and Preferred Stock-to-Adjusted EBITDA [11]			6.9x

Weighted Average Maturity of Total Debt (years)			5.2

[1]	Includes 397,114 shares of unvested restricted stock outstanding as of March 31, 2016.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on March 31, 2016 in dollars per share.
[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties as of March 31, 2016.
[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of March 31, 2016.
[5]	Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock at liquidation preference, divided by total market capitalization as of March 31, 2016.
[6]	Floating rate debt includes $50.0 million of our existing term loan borrowings with an interest rate cap of 4.0% plus 1.75% to 2.30%, depending on leverage, and $100.0 million of our existing term loan borrowings with interest rate caps of 4.0% plus 1.50% to 2.05%, depending on leverage. See Note 2 in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
[7]	Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the three months ended March 31, 2016. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[8]	Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[9]	Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[10]	Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[11]	Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income (loss) and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2016:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2016	Common stock	$0.180000	February 9, 2016	March 28, 2016	April 12, 2016
March 31, 2016	Preferred stock	$0.484375	February 9, 2016	March 10, 2016	March 31, 2016

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under loans payable, draws on our Facility, common and preferred stock issuances, proceeds from property sales and issuances of unsecured notes. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs, corporate overhead costs and common and preferred stock dividends.

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $8.6 million for the three months ended March 31, 2016 compared to approximately $5.7 million for the three months ended March 31, 2015. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from properties acquired during 2015 and 2016.

Cash From Investing Activities. Net cash used in investing activities was approximately $16.9 million and $152.1 million, respectively, for the three months ended March 31, 2016 and 2015, which consists primarily of cash paid for property acquisitions of approximately $26.9 million and $151.0 million, respectively, and additions to capital improvements and leasing costs of approximately $6.2 million and $3.4 million, respectively, offset by net proceeds from sales of real estate investments of approximately $15.9 million and $0, respectively.

Cash From Financing Activities. Net cash used in financing activities was approximately $10.6 million for the three months ended March 31, 2016, which consists primarily of approximately $8.7 million in dividend payments and payments on mortgage loans payable of approximately $5.3 million offset by borrowings on our revolving credit facility of approximately $5.0 million. Net cash used in financing activities was approximately $9.0 million for the three months ended March 31, 2015, which consists primarily of approximately $7.8 million in dividend payments.

Critical Accounting Policies

A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 and in the condensed notes to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

As of May 3, 2016, we have four outstanding contracts with third-party sellers to acquire four industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City	2	143,091	15,500	—
San Francisco Bay Area	—	—	—	—
Seattle	1	24,205	4,741	—
Miami	1	53,558	6,355	—
Washington, D.C./Baltimore	—	—	—	—

Total	4	220,854	$26,596	$—

As of May 3, 2016, we have one outstanding contract with a third-party purchaser to sell one property for a sales price of approximately $6.1 million (net book value of approximately $3.9 million). There is no assurance that we will sell the property under contract because the proposed disposition is subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes our contractual obligations due by period as of March 31, 2016 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$11,526	$8,826	$201,882	$161,271	$383,505
Debt interest payments	2,270	5,268	2,907	205	10,650
Operating lease commitments	247	513	537	348	1,645
Purchase obligations	26,596	—	—	—	26,596

Total	$40,639	$14,607	$205,326	$161,824	$422,396

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

The following table reflects the calculation of FFO reconciled from net income (loss), net of preferred stock dividends for the three months ended March 31, 2016 and 2015 (dollars in thousands except per share data):

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net income (loss), net of preferred stock dividends	$6,542	$(1,736)	$8,278	n/a
Gain on sales of real estate investments	(5,248)	—	(5,248)	n/a
Depreciation and amortization
Depreciation and amortization from continuing operations	8,262	7,626	636	8.3%
Non-real estate depreciation	(22)	(27)	5	(18.5)%
Allocation to participating securities [1]	(86)	(16)	(70)	437.5%

Funds from operations attributable to common stockholders[2]	$9,448	$5,847	$3,601	61.6%

Basic and diluted FFO per common share	$0.22	$0.14	$0.08	57.1%

Weighted average basic and diluted common shares	42,995,106	42,731,802

[1]	To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 402,849 and 140,292 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2016 and 2015, respectively.
[2]	Includes expensed acquisition costs of approximately $1.0 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively.

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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income (loss) for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net income (loss)	$7,433	$(845)	$8,278	n/a
Gain on sales of real estate investments	(5,248)	—	(5,248)	n/a
Depreciation and amortization from continuing operations	8,262	7,626	636	8.3%
Interest expense, including amortization	3,070	2,174	896	41.2%
Stock-based compensation	1,011	1,641	(630)	(38.4)%
Acquisition costs	959	3,218	(2,259)	(70.2)%

Adjusted EBITDA	$15,487	$13,814	$1,673	12.1%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of March 31, 2016 and since January 1, 2015 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of March 31, 2016. As of March 31, 2016, the same store pool consisted of 117 buildings aggregating approximately 8.7 million square feet representing approximately 78.3% of our total square feet owned and two improved land parcels containing 3.5 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income (loss) for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net income (loss) [1]	$7,433	$(845)	$8,278	n/a
Depreciation and amortization from continuing operations	8,262	7,626	636	8.3%
General and administrative	3,440	3,835	(395)	(10.3)%
Acquisition costs	959	3,218	(2,259)	(70.2)%
Total other income and expenses	(2,191)	2,167	(4,358)	n/a

Net operating income	17,903	16,001	1,902	11.9%
Less non-same store NOI [2]	(3,391)	(2,419)	(972)	40.2%

Same store NOI [3]	$14,512	$13,582	$930	6.8%

Less straight-line rents and amortization of lease intangibles [4]	(914)	(1,386)	472	(34.1)%

Cash-basis same store NOI [3]	$13,598	$12,196	$1,402	11.5%

[1]	Includes approximately $25,000 and $0 of lease termination income for the three months ended March 31, 2016 and 2015, respectively.
[2]	Includes 2015 and 2016 acquisitions.
[3]	Includes approximately $25,000 and $0 of lease termination income for the three months ended March 31, 2016 and 2015, respectively.
[4]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $1.4 million for the three months ended March 31, 2016 compared to the same period from the prior year due primarily to increased occupancy at Garfield in the Los Angeles market and increased average occupancy at 10th Avenue in the Miami market during the three months ended March 31, 2016 and is partially offset by decreased occupancy of approximately 221,000 square feet at 130 Interstate in the Northern New Jersey/New York market during the three months ended March 31, 2016. For the three months ended March 31, 2016 and 2015, approximately $0.6 million and $0.9 million, respectively, of contractual rent abatements were given to certain tenants in the same-store pool.

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

As of March 31, 2016, we had $205.0 million of borrowings outstanding under our Facility. Of the $205.0 million outstanding on the Facility, $150.0 million is subject to interest rate caps. See Note 2 in our condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 2.00% as of March 31, 2016. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Facility as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) Not Applicable.

(b) Not Applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
January 1, 2016-January 31, 2016	51,439		$21.80	N/A	N/A
February 1, 2016-February 29, 2016	14,656		21.17	N/A	N/A
March 1, 2016-March 31, 2016	—		—	N/A	N/A

	66,095	[1]	$21.66	N/A	N/A

[1]	Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock or issuance of common stock under the Company’s Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 4, 2016.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 4, 2016.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated May 4, 2016.

32.1**	18 U.S.C. § 1350 Certification dated May 4, 2016.

32.2**	18 U.S.C. § 1350 Certification dated May 4, 2016.

32.3**	18 U.S.C. § 1350 Certification dated May 4, 2016.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

May 4, 2016	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

May 4, 2016	By:	/s/ Michael A. Coke
Michael A. Coke
President

May 4, 2016	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 4, 2016.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 4, 2016.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated May 4, 2016.

32.1**	18 U.S.C. § 1350 Certification dated May 4, 2016.

32.2**	18 U.S.C. § 1350 Certification dated May 4, 2016.

32.3**	18 U.S.C. § 1350 Certification dated May 4, 2016.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.