Form 10-Q
period 2016-06-30
Terreno Realty Corp
filed 2016-07-27
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The registrant had 46,053,976 shares of its common stock, $0.01 par value per share, outstanding as of July 25, 2016.

Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments in real estate
Land	$514,493	$491,217
Buildings and improvements	632,402	608,415
Construction in progress	34,860	24,919
Intangible assets	57,240	55,369

Total investments in properties	1,238,995	1,179,920
Accumulated depreciation and amortization	(92,391)	(77,641)

Net investments in properties	1,146,604	1,102,279
Properties held for sale, net	3,855	4,979

Net investments in real estate	1,150,459	1,107,258
Cash and cash equivalents	22,196	22,450
Restricted cash	2,216	2,658
Other assets, net	32,777	19,772

Total assets	$1,207,648	$1,152,138

LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable, net	199,071	198,943
Senior unsecured notes, net	98,961	99,023
Mortgage loans payable, net	77,502	83,509
Security deposits	8,238	7,508
Intangible liabilities, net	4,026	3,853
Dividends payable	8,290	7,796
Accounts payable and other liabilities	21,755	18,424

Total liabilities	417,843	419,056
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and 1,840,000 shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	46,000
Common stock: $0.01 par value, 400,000,000 shares authorized, and 46,053,976 and 43,310,272 shares issued and outstanding, respectively	461	430
Additional paid-in capital	744,454	687,448
Retained earnings	—	—
Accumulated other comprehensive loss	(1,110)	(796)

Total stockholders’ equity	789,805	733,082

Total liabilities and equity	$1,207,648	$1,152,138

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Rental revenues	$20,515	$19,444	$40,513	$37,251
Tenant expense reimbursements	5,302	4,793	10,961	10,117

Total revenues	25,817	24,237	51,474	47,368

COSTS AND EXPENSES
Property operating expenses	7,102	6,197	14,856	13,327
Depreciation and amortization	8,080	8,229	16,342	15,855
General and administrative	4,298	3,089	7,738	6,924
Acquisition costs	484	214	1,443	3,432

Total costs and expenses	19,964	17,729	40,379	39,538

OTHER INCOME (EXPENSE)
Interest and other income	6	4	19	11
Interest expense, including amortization	(3,076)	(2,159)	(6,146)	(4,333)
Gain on sales of real estate investments	—	6,319	5,248	6,319

Total other income and expenses	(3,070)	4,164	(879)	1,997

Net income	2,783	10,672	10,216	9,827
Preferred stock dividends	(891)	(891)	(1,783)	(1,783)

Net income, net of preferred stock dividends	1,892	9,781	8,433	8,044
Allocation to participating securities	(15)	(28)	(72)	(22)

Net income available to common stockholders, net of preferred stock dividends	$1,877	$9,753	$8,361	$8,022

EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders, net of preferred stock dividends	$0.04	$0.23	$0.19	$0.19

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	43,839,910	42,898,126	43,417,508	42,815,423

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$2,783	$10,672	$10,216	$9,827
Other comprehensive loss: cash flow hedge adjustment	(113)	(19)	(314)	(166)

Comprehensive income	$2,670	$10,653	$9,902	$9,661

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

				Additional Paid- in Capital		Accumulated Other Comprehensive Loss
		Common Stock
	Preferred	Number of			Retained
	Stock	Shares	Amount		Earnings		Total
Balance as of December 31, 2015	$46,000	43,310,272	$430	$687,448	$—	$(796)	$733,082
Net income	—	—	—	—	10,216	—	10,216
Issuance of common stock, net of issuance costs of $1,756	—	2,777,002	31	64,901	—	—	64,932
Repurchase of common stock	—	(66,095)	—	(1,551)	—	—	(1,551)
Issuance of restricted stock	—	32,797	—	—	—	—	—
Stock-based compensation	—	—	—	1,326	—	—	1,326
Common stock dividends	—	—	—	(7,670)	(8,433)	—	(16,103)
Preferred stock dividends	—	—	—	—	(1,783)	—	(1,783)
Other comprehensive loss	—	—	—	—	—	(314)	(314)

Balance as of June 30, 2016	$46,000	46,053,976	$461	$744,454	$—	$(1,110)	$789,805

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,216	$9,827
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(2,535)	(2,184)
Amortization of lease intangibles	(674)	(1,217)
Depreciation and amortization	16,342	15,855
Gain on sales of real estate investments	(5,248)	(6,319)
Deferred financing cost and mortgage premium amortization	304	157
Stock-based compensation	2,933	2,682
Changes in assets and liabilities
Other assets	(2,074)	(1,387)
Accounts payable and other liabilities	1,792	1,026

Net cash provided by operating activities	21,056	18,440
CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	442	1,606
Cash paid for property acquisitions	(47,672)	(165,375)
Proceeds from sales of real estate investments, net	15,912	13,008
Additions to construction in progress	(6,800)	—
Additions to buildings, improvements and leasing costs	(11,100)	(7,910)

Net cash used in investing activities	(49,218)	(158,671)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	53,793	3,122
Issuance costs on issuance of common stock	(805)	(46)
Repurchase of common stock	(1,551)	(505)
Borrowings on credit facility	34,000	—
Payments on credit facility	(34,000)	—
Payments on mortgage loans payable	(5,958)	(10,526)
Payment of deferred financing costs	(179)	(211)
Dividends paid to common stockholders	(15,609)	(13,731)
Dividends paid to preferred stockholders	(1,783)	(1,783)

Net cash provided by (used in) financing activities	27,908	(23,680)
Net decrease in cash and cash equivalents	(254)	(163,911)
Cash and cash equivalents at beginning of period	22,450	190,601

Cash and cash equivalents at end of period	$22,196	$26,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$6,244	$4,273
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$8,625	$2,808
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$49,277	$168,591
Assumption of other assets and liabilities	(1,605)	(3,216)

Net cash paid for property acquisitions	$47,672	$165,375

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of June 30, 2016, the Company owned 153 buildings (including one building held for sale) aggregating approximately 11.2 million square feet, one redevelopment property expected to contain approximately 0.2 million square feet and three improved land parcels consisting of approximately 8.0 acres.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded during the three or six months ended June 30, 2016 or 2015.

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

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.4 million and $0.6 million, respectively, for the three months ended June 30, 2016 and 2015, and approximately $0.7 million and $1.2 million, respectively, for the six months ended June 30, 2016 and 2015. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of June 30, 2016 is 2.7 years. As of June 30, 2016 and December 31, 2015, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	June 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$53,637	$(33,003)	$20,634	$51,941	$(28,678)	$23,263
Above-market leases	$3,866	$(3,037)	$829	$3,977	$(2,917)	$1,060
Below-market leases	$(8,720)	$4,694	$(4,026)	$(7,820)	$3,967	$(3,853)

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

As of June 30, 2016 and December 31, 2015, approximately $27.8 million and $14.9 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.4 million and $0.2 million as of June 30, 2016 and December 31, 2015, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $3.9 million and $3.4 million as of June 30, 2016 and December 31, 2015, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of June 30, 2016 and December 31, 2015, the net unamortized mortgage premiums were approximately $40,000 and $0.2 million, respectively, and were included as a component of mortgage loans payable on the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of June 30, 2016 and December 31, 2015, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

Use of Derivative Financial Instruments. ASC 815, Derivatives and Hedging (Note 7), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why the Company uses derivative instruments, (b) how the Company accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments.

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

As of June 30, 2016, the Company had three interest rate caps to hedge the variable cash flows associated with $150.0 million of its existing variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate payable on $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021 at 4.0% plus 1.75% to 2.30%, depending on leverage, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019 at 4.0% plus 1.50% to 2.05%, depending on leverage, and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020, at 4.0% plus 1.50% to 2.05%, depending on leverage. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2016 and December 31, 2015, the fair value of the interest rate caps was approximately $0.1 million and $0.4 million, respectively.

Fair Value of Financial Instruments. ASC 820, Fair Value Measurements and Disclosures (Note 8), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. ASC 820 requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, their final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods (including interim periods), beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt the guidance effective January 1, 2018 and is currently assessing the impact, including the transition method that will be used, on its consolidated financial statements and notes to its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, update to ASC subtopic 250-40, Presentation of Financial Statements-Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principals that are currently in the U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principals for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company will adopt the guidance in 2016 and is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements.

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

As of June 30, 2016, the Company owned 44 buildings and approximately 2.7 million square feet located in Northern New Jersey/New York City, which accounted for approximately 23.7% of its annualized base rent and 23 buildings and approximately 2.6 million square feet located in Washington D.C./Baltimore, which accounted for approximately 22.8% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of June 30, 2016, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than approximately 10% of its rental revenues for the six months ended June 30, 2016.

Note 4.	Investments in Real Estate

During the three months ended June 30, 2016, the Company acquired four industrial buildings containing 162,017 square feet. The total aggregate initial investment was approximately $21.4 million, of which $9.9 million was recorded to land, $9.7 million to buildings and improvements, $1.8 million to intangible assets and $0.5 million to intangible liabilities.

During the six months ended June 30, 2016, the Company acquired seven industrial buildings containing 287,497 square feet and one improved land parcel containing approximately 4.5 acres. The total aggregate initial investment was approximately $49.3 million, of which $26.6 million was recorded to land, $19.6 million to buildings and improvements, $3.1 million to intangible assets and $1.2 million to intangible liabilities.

The Company recorded revenues and net income for the three months ended June 30, 2016 of approximately $0.8 million and $0.1 million, respectively, and recorded revenues and net income for the six months ended June 30, 2016 of approximately $0.9 million and $0.2 million, respectively, related to the 2016 acquisitions.

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

The above assets and liabilities were recorded at fair value, which uses Level 3 inputs. The properties were acquired from unrelated third parties using existing cash on hand, proceeds from property sales and issuance of common stock and borrowings on the revolving credit facility and were accounted for as business combinations.

During the year ended December 31, 2015, the Company began redevelopment on an approximately 210,000 square foot distribution building and an approximately 34,000 square foot office building with an aggregate purchase price of approximately $21.3 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.2 million and $0, respectively, during the three months ended June 30, 2016 and 2015 and $0.4 million and $0, respectively, during the six months ended June 30, 2016 and 2015.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three and six months ended June 30, 2016 and 2015 as if all of the Company’s acquisitions during the six months ended June 30, 2016 occurred on January 1, 2015. The following pro forma results for the three and six months ended June 30, 2016 and 2015 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2015, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$25,981	$25,064	$52,402	$49,188
Net income available to common stockholders, net of preferred stock dividends	2,428	9,959	10,072	7,073
Basic and diluted net income available to common stockholders per share, net of preferred stock dividends	$0.06	$0.23	$0.23	$0.17

Note 5.	Held for Sale/Disposed Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of June 30, 2016, the Company has entered into an agreement with a third-party purchaser to sell one property located in the Miami market for a sales price of approximately $6.1 million (net book value of approximately $3.9 million). The sale of the property is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

During the six months ended June 30, 2016, the Company sold one property located in the San Francisco Bay Area market for a sales price of approximately $8.2 million, resulting in a gain of approximately $2.7 million and one property in the Washington D.C./Baltimore market for a sales price of approximately $8.2 million, resulting in a gain of approximately $2.5 million.

The following summarizes the condensed results of operations of the property held for sale as of June 30, 2016, for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Rental revenues	$84	$97	$169	$181
Tenant expense reimbursements	25	23	49	47
Property operating expenses	(21)	(21)	(39)	(42)
Depreciation and amortization	—	(30)	(30)	(61)

Income from operations	$88	$69	$149	$125

The following summarizes the condensed results of operations of the properties sold during the six months ended June 30, 2016, for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Rental revenues	$—	$288	$209	$577
Tenant expense reimbursements	—	80	63	161
Property operating expenses	—	(85)	(77)	(167)
Depreciation and amortization	—	(77)	—	(154)

Income from operations	$—	$206	$195	$417

Note 6. Debt

As of June 30, 2016, the Company had $50.0 million of senior unsecured notes that mature in September 2022, $50.0 million of senior unsecured notes that mature in October 2027 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $100.0 million revolving credit facility that matures in May 2018, a $50.0 million term loan that matures in May 2019, a $50.0 million term loan that matures in May 2021 and a $100.0 million term loan that matures in March 2020. As of both June 30, 2016 and December 31, 2015, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. As of both June 30, 2016 and December 31, 2015, the Company had three interest rate caps to hedge the variable cash flows associated with $150.0 million of its existing variable-rate term loans. See Note 7 for more information regarding the Company’s interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $200.0 million term loans and the $100.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% as of June 30, 2016) for the revolving credit facility, the $50.0 million term loan that matures in May 2019 and the $100.0 million term loan that matures in March 2020 and 1.75% to 2.30% (1.75% as of June 30, 2016) for the $50.0 million term loan that matures in May 2021, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of June 30, 2016 and December 31, 2015.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2016 and 2021. As of June 30, 2016, the Company had six mortgage loans payable, net of deferred financings costs, totaling approximately $77.5 million, which bear interest at a weighted average fixed annual rate of 4.3%. As of December 31, 2015, the Company had seven mortgage loans payable, net of deferred financing costs, totaling approximately $83.5 million, which bore interest at a weighted average fixed annual interest rate of 4.4%. As of June 30, 2016 and December 31, 2015, the total net book value of the properties securing the debt was approximately $162.7 million and $177.2 million, respectively.

The scheduled principal payments of the Company’s debt as of June 30, 2016 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2016 (6 months)	$—	$—	$—	$10,914	$10,914
2017	—	—	—	1,916	1,916
2018	—	—	—	1,910	1,910
2019	—	50,000	—	18,805	68,805
2020	—	100,000	—	33,077	133,077
Thereafter	—	50,000	100,000	11,271	161,271

Subtotal	—	200,000	100,000	77,893	377,893
Unamortized net premiums	—	—	—	40	40

Total Debt	—	200,000	100,000	77,933	377,933
Deferred financing costs, net	—	(929)	(1,039)	(431)	(2,399)

Total Debt, net	$—	$199,071	$98,961	$77,502	$375,534

Weighted Average Interest Rate	n/a	2.0%	4.4%	4.3%	3.1%

Note 7.	Derivative Financial Instruments

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

On July 27, 2015, the Company executed two interest rate cap transactions to hedge the variable cash flows associated with $100.0 million of its existing variable-rate term loans that generally bear interest at LIBOR plus 1.50% to 2.05%, depending on leverage. The caps have a notional value of $100.0 million, which was in effect beginning September 1, 2015. The Company is required to make certain monthly variable rate payments on the term loans, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount. The interest rate caps will effectively cap the annual interest rate payable on the $100.0 million of indebtedness at 4.0% plus 1.50% to 2.05%, depending on leverage, with respect to $50.0 million for the period from September 1, 2015 to April 1, 2019 and with respect to $50.0 million for the period from September 1, 2015 to February 3, 2020.

On October 31, 2014, the Company executed a forward-starting interest rate cap transaction to hedge the variable cash flows associated with its existing $50.0 million seven-year variable-rate term loan that generally bears interest at LIBOR plus 1.75% to 2.30%, depending on leverage. The cap has a notional value of $50.0 million, which was in effect beginning in December 1, 2014. The Company is required to make certain monthly variable rate payments on the $50.0 million seven-year term loan, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount. The interest rate cap will effectively cap the annual interest rate payable on the $50.0 million seven-year term at 4.0% plus 1.75% to 2.30%, depending on leverage for the period from October 31, 2014 to May 1, 2021.

The Company records all derivative instruments on a gross basis in other assets on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

				Fair Value		Notional Amount
Derivative Instrument	Effective Date	Maturity Date	Interest Rate Strike	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Assets:
Interest Rate Cap	12/1/2014	5/1/2021	4.0%	$51	$238	$50,000	$50,000
Interest Rate Cap	9/1/2015	4/1/2019	4.0%	3	42	50,000	50,000
Interest Rate Cap	9/1/2015	2/3/2020	4.0%	15	103	50,000	50,000

Total				$69	$383	$150,000	$150,000

Note 8.	Fair Value Measurements

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

Recurring Measurements – Interest Rate Contracts

Fair Value of Interest Rate Caps

Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of June 30, 2016, the Company applied the provisions of this standard to the valuation of its interest rate caps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value Measurement Using
Assets	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate caps at:
June 30, 2016	$69	$—	$69	$—
December 31, 2015	$383	$—	$383	$—

Financial Instruments Disclosed at Fair Value

As of June 30, 2016 and December 31, 2015, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes was estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.

The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Debt at:
June 30, 2016	$386,260	$—	$386,260	$—	$375,534
December 31, 2015	$384,919	$—	$384,919	$—	$381,475

Note 9. Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100.0 million in amounts and at times to be determined by the Company from time to time. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Facility. During the three and six months ended June 30, 2016, the Company issued an aggregate of 2,578,640 and 2,629,608 shares, respectively, of common stock at a weighted average offering price of $24.27 and $24.26 per share, respectively, under the ATM Program, resulting in net proceeds of approximately $61.6 million and $62.8 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.0 million and $1.0 million, respectively. During both the three and six months ended June 30, 2015, the Company issued an aggregate of 136,600 shares of common stock at a weighted average offering price of $22.85 per share under the ATM Program, resulting in net proceeds of approximately $3.1 million and paying total compensation to the applicable sales agents of approximately $47,000. As of June 30, 2016 and December 31, 2015, the Company had shares of common stock having an aggregate offering price of up to $33.1 million and $96.9 million, respectively, available for issuance under the ATM Program.

The Company has a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its outstanding common stock from time to time through December 31, 2016. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2016, the Company has not repurchased any shares of stock pursuant to its share repurchase authorization.

In connection with the annual meeting of stockholders on May 5, 2016, the Company granted a total of 14,720 shares of unrestricted common stock to its independent directors under the Company’s Amended and Restated 2010 Equity Incentive Plan with a grant date fair value per share of $23.10. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the six months ended June 30, 2016 related to this issuance.

As of June 30, 2016 and December 31, 2015, 1,840,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding. Dividends on the Series A Preferred Stock are payable when, as and if authorized by the Company’s board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up, senior to the Company’s common stock.

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

As of June 30, 2016, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Company’s Amended and Restated 2010 Equity Incentive Plan (the “Plan”), of which 800,118 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to June 30, 2016 ranged from $14.20 to $23.39. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s common stock on the date of grant. The fair value of the restricted stock that was granted during the six months ended June 30, 2016 was $0.7 million and the vesting period for the restricted stock is five years. As of June 30, 2016, the Company had approximately $6.8 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.7 years. The Company recognized compensation costs of approximately $0.5 million and $0.2 million, for the three months ended June 30, 2016 and 2015, respectively, and approximately $1.0 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the six months ended June 30, 2016.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2015	403,468	$20.08
Granted	32,797	21.50
Forfeited	(14,656)	17.53
Vested	(24,495)	17.26

Non-vested shares outstanding as of June 30, 2016	397,114	$20.47

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of June 30, 2016:

Non-vested Shares Vesting Schedule	Number of Shares
2016 (6 months)	—
2017	40,043
2018	30,776
2019	21,232
2020	298,502
Thereafter	6,561

Total Non-vested Shares	397,114

Long-Term Incentive Plan:

As of June 30, 2016, there are three open performance measurement periods for the Performance Share awards: January 1, 2014 to December 31, 2016, January 1, 2015 to December 31, 2017 and January 1, 2016 to December 31, 2018. During both the three and six months ended June 30, 2016, the Company issued 132,674 shares of common stock at a price of $21.80 per share related to the Performance Share awards for the performance period from January 1, 2013 to December 31, 2015. The Company recorded compensation costs of approximately $1.1 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $1.7 million and $1.9 million for the six months ended June 30, 2016 and 2015, respectively, related to the open Performance Share awards. As of June 30, 2016 and December 31, 2015, approximately $5.1 million and $6.4 million, respectively, of accrued compensation costs related to the Performance Share awards were included as a component of accounts payable and other liabilities in the accompanying consolidated balance sheets.

The following table summarizes certain information with respect to the performance share awards (dollars in thousands):

	Fair Value	Accrual	Expense For the Three Months Ended June 30,		Expense For the Six Months Ended June 30,
Performance Share Period	June 30, 2016	June 30, 2016	2016	2015	2016	2015
January 1, 2016—December 31, 2018	$2,489	$413	$213	$—	$413	$—
January 1, 2015—December 31, 2017	3,920	1,956	401	195	699	471
January 1, 2014—December 31, 2016	3,321	2,764	474	96	604	566
January 1, 2013—December 31, 2015	—	—	—	244	—	903

Total	$9,730	$5,133	$1,088	$535	$1,716	$1,940

Dividends:

The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2016:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2016	Common stock	$0.180000	February 9, 2016	March 28, 2016	April 12, 2016
March 31, 2016	Preferred stock	$0.484375	February 9, 2016	March 10, 2016	March 31, 2016
June 30, 2016	Common stock	$0.180000	May 3, 2016	July 7, 2016	July 21, 2016
June 30, 2016	Preferred stock	$0.484375	May 3, 2016	June 10, 2016	June 30, 2016

Note 10.	Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for both the three and six months ended June 30, 2016 and 2015.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 397,114 and 121,907 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2016 and 2015, respectively, and 399,981 and 131,049 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2016 and 2015, respectively.

Note 11. Commitments and Contingencies

Contractual Commitments. As of July 27, 2016, the Company has five outstanding contracts with third-party sellers to acquire five industrial properties consisting of 441,385 square feet. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City	3	241,891	27,072	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Miami	1	64,575	6,288	—
Washington, D.C./Baltimore	3	134,919	14,100	—

Total	7	441,385	$47,460	$—

As of July 27, 2016, the Company has executed one non-binding letter of intent with a third-party seller to acquire one industrial property consisting of 208,000 square feet. The total purchase price for the industrial property is approximately $24.9 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.

As of July 27, 2016, the Company has one outstanding contract with a third-party purchaser to sell one property, consisting of approximately 40,000 square feet, located in the Miami market for a sales price of approximately $6.1 million (net book value of approximately $3.9 million). There is no assurance that the Company will sell the property under contract because the proposed disposition is subject to the completion of satisfactory due diligence and various closing conditions.

Note 12. Subsequent Events

On July 7, 2016, the Company issued in a private placement $50.0 million of senior unsecured notes (the “Ten-Year Senior Unsecured Notes”) with a ten-year term. The Ten-Year Senior Unsecured Notes bear interest at a fixed annual interest rate of 3.99% and mature in July 2026. The Ten-Year Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. These Ten-Year Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Ten-Year Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply.

On July 12, 2016, the Company acquired one improved land parcel located in Hanover, Maryland consisting of approximately 13.4 acres for a total purchase price of approximately $8.2 million. The improved land parcel was acquired from an unrelated third party using existing cash on hand.

On July 26, 2016, the Company’s board of directors declared a cash dividend in the amount of $0.20 per share of its common stock payable on October 21, 2016 to the stockholders of record as of the close of business on October 7, 2016.

On July 26, 2016, the Company’s board of directors declared a cash dividend in the amount of $0.484375 per share of its Series A Preferred Stock payable on September 30, 2016 to the preferred stockholders of record as of the close of business on September 9, 2016.

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

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and transshipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of June 30, 2016, we owned a total of 153 buildings (including one building held for sale) aggregating approximately 11.2 million square feet, one redevelopment property expected to contain approximately 0.2 million square feet and three improved land parcels consisting of 8.0 acres, that were approximately 92.7% leased to 358 customers, the largest of which accounted for approximately 5.5% of our total annualized based rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

Occupancy as of June 30, 2016 was negatively impacted by approximately 294,000 square feet of vacancy at three properties that were acquired during the three months ended December 31, 2015 and subject to short-term leases that have expired. During the three months ended June 30, 2016, we executed a five-year lease for 221,000 square feet at our Interstate property in South Brunswick, New Jersey that commences on September 1, 2016.

The following table summarizes by market our investments in real estate as of June 30, 2016:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of June 30, 2016	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)[3]

Los Angeles	14	1,348,802	12.0%	92.3%	$9,863	12.1%	$7.92	2.8	$182,793	[4]
Northern New Jersey/New York City	44	2,749,668	24.5%	86.6%	19,270	23.7%	8.09	4.6	303,923

San Francisco Bay Area	24	1,227,283	10.9%	99.8%	12,601	15.5%	10.29	5.6	175,026

Seattle	21	1,526,049	13.6%	86.3%	8,525	10.5%	6.47	2.9	152,047

Miami [5]	27	1,797,602	16.0%	98.0%	12,551	15.4%	7.12	4.4	156,195

Washington, D.C./Baltimore	23	2,578,028	23.0%	96.2%	18,571	22.8%	7.49	3.4	273,424

Total/Weighted Average	153	11,227,432	100.0%	92.7%	$81,381	100.0%	$7.82	4.1	$1,243,408

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2016, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of June 30, 2016, weighted by the respective square footage.
[3]	Includes 8.0 acres of improved land as discussed below.
[4]	Includes approximately $34.9 million related to a redevelopment property that is expected to contain an approximately 210,000 square foot distribution building and an approximately 34,000 square foot office building.
[5]	Includes one property held for sale with a gross book value of approximately $4.4 million and accumulated depreciation and amortization of approximately $0.5 million as of June 30, 2016.

We also own three improved land parcels totaling approximately 8.0 acres that are 100% leased to three tenants. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may consider redeveloping such land either by expansion of adjacent buildings or the construction of new buildings.

The following table summarizes by market our investments in improved land as of June 30, 2016:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of June 30, 2016	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	1	1.2	15.0%	100.0%	$146	18.9%	$2.80	2.8
Northern New Jersey/New York City	1	4.5	56.3%	100.0%	425	55.0%	2.17	1.2

San Francisco Bay Area	—	—	0.0%	—	—	0.0%	—	—

Seattle	—	—	0.0%	—	—	0.0%	—	—

Miami	1	2.3	28.7%	100.0%	202	26.1%	2.02	2.9

Washington, D.C./Baltimore	—	—	0.0%	—	—	0.0%	—	—

Total/Weighted Average	3	8.0	100.0%	100.0%	$773	100.0%	$2.22	1.9

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2016, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of June 30, 2016, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Building improvements	$2,831	$1,874	$4,184	$3,638
Tenant improvements	2,388	1,150	2,728	2,379
Leasing commissions	3,544	776	4,478	2,393
Redevelopment and expansion	7,073	—	9,941	—

Total capital expenditures[1]	$15,836	$3,800	$21,331	$8,410

[1]	Includes approximately $12.9 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $16.6 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at fifteen and seven properties for the three months ended June 30, 2016 and 2015, respectively, and fifteen and eleven properties for the six months ended June 30, 2016 and 2015, respectively.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 89.1% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of June 30, 2016 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	FedEx Corporation	6	431,783	3.9%	$4,437	5.5%
2	United States Government	9	347,784	3.1%	3,066	3.8%
3	Cepheid	3	171,707	1.5%	2,948	3.6%
4	Northrop Grumman Systems	2	199,866	1.8%	2,281	2.8%
5	H.D. Smith Wholesale Drug Company	1	211,418	1.9%	2,260	2.8%
6	XPO Logistics	2	180,717	1.6%	1,474	1.8%
7	Synergy Custom Fixtures	1	301,983	2.7%	1,434	1.8%
8	West Coast Warehouse	1	265,500	2.4%	1,418	1.7%
9	Interior Specialists, Inc.	1	138,780	1.2%	1,327	1.6%
10	YRC	2	61,252	0.5%	1,318	1.6%
11	District of Columbia	3	148,203	1.3%	1,301	1.6%
12	Miami International Freight Systems	1	192,454	1.7%	1,209	1.5%
13	Space Systems/Loral LLC	2	107,060	1.0%	1,107	1.4%
14	Avborne Accessory	1	137,594	1.2%	1,091	1.3%
15	United Legwear Company	1	161,610	1.4%	1,039	1.3%
16	Bar Logistics	2	156,204	1.4%	937	1.2%
17	Home Depot	1	192,000	1.7%	930	1.1%
18	JAM’N Logistics	1	110,336	1.0%	905	1.1%
19	Service West Inc.	1	129,279	1.2%	820	1.0%
20	USPS	2	81,950	0.7%	808	1.0%

	Total	43	3,727,480	33.2%	$32,110	39.5%

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2016, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place as of June 30, 2016, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2]	% of Total Annualized Base Rent
2016 (6 months) [1]	631,398	5.6%	$5,110	5.6%
2017	1,274,017	11.3%	10,955	12.0%
2018	1,355,052	12.1%	11,360	12.5%
2019	2,001,917	17.8%	15,885	17.4%
2020	1,489,801	13.3%	12,292	13.5%
Thereafter	3,659,023	32.6%	35,469	39.0%

Total	10,411,208	92.7%	$91,071	100.0%

[1]	Includes leases that expire on or after June 30, 2016 and month-to-month leases totaling 258,994 square feet.
[2]	Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of June 30, 2016, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of June 30, 2016, leases representing approximately 5.6% of the total rentable square footage of our portfolio are scheduled to expire through December 31, 2016. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2016 expirations will be at or above the rates currently being paid for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Recent Developments

Acquisition Activity

During the three months ended June 30, 2016, we acquired four industrial buildings containing 162,017 square feet for a total purchase price of approximately $20.9 million. The properties were acquired from unrelated third parties using existing cash on hand, proceeds from property sales and proceeds from the issuance of common stock. The following table sets forth the industrial properties we acquired during the three months ended June 30, 2016:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Lund	Auburn, WA	April 21, 2016	1	66,942	$7,350	5.1%
NW 70th II	Miami, FL	May 4, 2016	1	53,558	6,355	6.3%
Denver	Seattle, WA	May 6, 2016	1	24,917	4,741	5.5%
Wilson	Newark, New Jersey	June 10, 2016	1	16,600	2,500	6.3%

Total/Weighted Average			4	162,017	$20,946	5.7%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $21.4 million.
[2]	Stabilized cap rates are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Subsequent to June 30, 2016, we acquired one improved land parcel for a total purchase price of approximately $8.2 million. The improved land parcel was acquired from an unrelated third party using existing cash on hand. The following table sets forth the industrial property we acquired subsequent to June 30, 2016:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate
New Ridge [1]	Hanover, MD	July 12, 2016	—	—	8,200	7.9%

Total/Weighted Average			—	—	$8,200	7.9%

[1]	Represents an improved land parcel containing approximately 13.4 acres.

Redevelopment Activity

In 2015, we began redevelopment of our South Main Street property in Carson, California. We demolished three buildings totaling approximately 186,000 square feet, and we are constructing a new front-load industrial distribution building containing approximately 210,000 square feet and are renovating an existing approximately 34,000 square foot office building which are expected to be completed in September 2016. As of June 30, 2016, the property is 73.8% pre-leased and the expected redevelopment cost is approximately $17.4 million for a total expected investment of approximately $38.9 million, excluding approximately $2.3 million of intangible liabilities.

ATM Program

We have an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in amounts and at times as we determine from time to time. During the three months ended June 30, 2016, we issued an aggregate of 2,578,640 shares of common stock common stock at a weighted average offering price of $24.27 per share under the ATM Program, resulting in net proceeds of approximately $61.6 million and paying total compensation to the applicable sales agents of approximately $1.0 million. As of June 30, 2016, we had shares of common stock having an aggregate offering price of up to $33.1 million available for issuance under the ATM Program.

Dividend and Distribution Activity

On July 26, 2016, our board of directors declared a cash dividend in the amount of $0.20 per share of our common stock payable on October 21, 2016 to the stockholders of record as of the close of business on October 7, 2016.

On July 26, 2016, our board of directors declared a cash dividend in the amount of $0.484375 per share of our Series A Preferred Stock payable on September 30, 2016 to the preferred stockholders of record as of the close of business on September 9, 2016.

Contractual Commitments

As of July 27, 2016, we have five outstanding contracts with third-party sellers to acquire five industrial properties, one non-binding letter of intent with third-party sellers to acquire one industrial property and one contract with a third-party purchaser to sell one property as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire or sell the properties under contract or non-binding letter of intent because the proposed acquisitions and disposition are subject to the completion of satisfactory due diligence and various closing conditions, and, in addition, with respect to the properties under non-binding letters of intent, our entry into purchase and sale agreements.

Share Repurchase Program

We have a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our outstanding common stock from time to time through December 31, 2016. Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2016, we have not repurchased any shares of stock pursuant to our share repurchase authorization.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 89.1% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

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

The analysis of our results below for the three and six months ended June 30, 2016 and 2015 includes the changes attributable to same store properties. The same store pool for the comparison of the three and six months ended June 30, 2016 and 2015 includes all properties that were owned and in operation as of June 30, 2016 and since January 1, 2015 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of June 30, 2016. As of June 30, 2016, the same store pool consisted of 117 buildings aggregating approximately 8.7 million square feet representing approximately 77.2% of our total square feet owned and two improved land parcels consisting of 3.5 acres. As of June 30, 2016, the non-same store properties, which we acquired or sold during 2015 and 2016, were held for sale or in redevelopment as of June 30, 2016, consisted of 36 buildings aggregating approximately 2.5 million square feet, one improved land parcel consisting of 4.5 acres and one redevelopment property expected to contain approximately 0.2 million square feet. As of both June 30, 2016 and 2015, the consolidated same store pool occupancy was approximately 95.1%.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015:

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$16,130	$15,777	$353	2.2%
Non-same store operating properties [1]	4,385	3,667	718	19.6%

Total rental revenues	20,515	19,444	1,071	5.5%
Tenant expense reimbursements
Same store	4,223	4,033	190	4.7%
Non-same store operating properties [1]	1,079	760	319	42.0%

Total tenant expense reimbursements	5,302	4,793	509	10.6%

Total revenues	25,817	24,237	1,580	6.5%

Property operating expenses
Same store	5,540	5,397	143	2.6%
Non-same store operating properties [1]	1,562	800	762	95.3%

Total property operating expenses	7,102	6,197	905	14.6%

Net operating income [2]
Same store	14,813	14,413	400	2.8%
Non-same store operating properties [1]	3,902	3,627	275	7.6%

Total net operating income	$18,715	$18,040	$675	3.7%

Other costs and expenses
Depreciation and amortization	8,080	8,229	(149)	(1.8)%
General and administrative	4,298	3,089	1,209	39.1%
Acquisition costs	484	214	270	126.2%

Total other costs and expenses	12,862	11,532	1,330	11.5%

Other income (expense)
Interest and other income	6	4	2	50.0%
Interest expense, including amortization	(3,076)	(2,159)	(917)	42.5%
Gain on sales of real estate investments	—	6,319	(6,319)	(100.0)%

Total other income and expenses	(3,070)	4,164	(7,234)	n/a

Net income	$2,783	$10,672	$(7,889)	(73.9)%

[1]	Includes 2015 and 2016 acquisitions and dispositions, one improved land parcel, one property under redevelopment and one property held for sale to a third party with a gross book value of approximately $4.4 million and accumulated depreciation and amortization of approximately $0.5 million as of June 30, 2016.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $1.6 million for the three months ended June 30, 2016 compared to the same period from the prior year due primarily to property acquisitions during 2015 and 2016 and increased average occupancy in the same store pool portfolio. Same store revenues increased primarily as a result of increased average occupancy at Garfield in the Los Angeles market during the three months ended June 30, 2016 and contractual rent abatements at 10th Avenue in the Miami market during the three months ended June 30, 2015. The increase in average same store occupancy was partially offset by decreased occupancy during the three months ended June 30, 2016 of 221,000 square feet at 130 Interstate in the Northern New Jersey/New York market. For the three months ended June 30, 2016 and 2015, approximately $0.9 million and $0.7 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $0.9 million during the three months ended June 30, 2016 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $0.8 million attributable to property acquisitions during 2015 and 2016.

Depreciation and amortization. Depreciation and amortization decreased approximately $0.1 million during the three months ended June 30, 2016 compared to the same period from the prior year due to acquired intangible assets from property acquisitions in 2014 and 2015 that fully amortized in 2016.

General and administrative expenses. General and administrative expenses increased approximately $1.2 million for the three months ended June 30, 2016 compared to the same period from the prior year due primarily to increased performance share award expense as compared to the prior year period.

Acquisition costs. Acquisition costs increased by approximately $0.3 million for the three months ended June 30, 2016 compared to the same period from the prior year due to a higher volume of property acquisitions during the three months ended June 30, 2016.

Interest and other income. Interest and other income increased approximately $2,000 for the three months ended June 30, 2016 compared to the same period from the prior year.

Interest expense, including amortization. Interest expense increased approximately $0.9 million for the three months ended June 30, 2016 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015:

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$32,226	$30,925	$1,301	4.2%
Non-same store operating properties [1]	8,287	6,326	1,961	31.0%

Total rental revenues	40,513	37,251	3,262	8.8%
Tenant expense reimbursements
Same store	8,797	8,756	41	0.5%
Non-same store operating properties [1]	2,164	1,361	803	59.0%

Total tenant expense reimbursements	10,961	10,117	844	8.3%

Total revenues	51,474	47,368	4,106	8.7%

Property operating expenses
Same store	11,788	11,772	16	0.1%
Non-same store operating properties [1]	3,068	1,555	1,513	97.3%

Total property operating expenses	14,856	13,327	1,529	11.5%

Net operating income [2]
Same store	29,235	27,909	1,326	4.8%
Non-same store operating properties [1]	7,383	6,132	1,251	20.4%

Total net operating income	$36,618	$34,041	$2,577	7.6%

Other costs and expenses
Depreciation and amortization	16,342	15,855	487	3.1%
General and administrative	7,738	6,924	814	11.8%
Acquisition costs	1,443	3,432	(1,989)	(58.0)%

Total other costs and expenses	25,523	26,211	(688)	(2.6)%

Other income (expense)
Interest and other income	19	11	8	72.7%
Interest expense, including amortization	(6,146)	(4,333)	(1,813)	41.8%
Gain on sales of real estate investments	5,248	6,319	(1,071)	(16.9)%

Total other income and expenses	(879)	1,997	(2,876)	n/a

Net income	$10,216	$9,827	$389	4.0%

[1]	Includes 2015 and 2016 acquisitions and dispositions, one improved land parcel, one property under redevelopment and one property held for sale to a third party with a gross book value of approximately $4.4 million and accumulated depreciation and amortization of approximately $0.5 million as of June 30, 2016.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $4.1 million for the six months ended June 30, 2016 compared to the same period from the prior year due primarily to property acquisitions during 2015 and 2016 and increased average occupancy in the same store pool portfolio. Same store revenues increased primarily as a result of increased occupancy at Garfield in the Los Angeles market during the six months ended June 30, 2016 and increased average occupancy at 10th Avenue in the Miami market during the six months ended June 30, 2016 in conjunction with contractual rent abatements during the six months ended June 30, 2015. The increase in average same store occupancy was partially offset by decreased occupancy during the six months ended June 30, 2016 of 221,000 square feet at 130 Interstate in the Northern New Jersey/New York market. For the six months ended June 30, 2016 and 2015, approximately $2.0 million and $1.7 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $1.5 million during the six months ended June 30, 2016 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.5 million attributable to property acquisitions during 2015 and 2016.

Depreciation and amortization. Depreciation and amortization increased approximately $0.5 million during the six months ended June 30, 2016 compared to the same period from the prior year due to property acquisitions during 2015 and 2016.

General and administrative expenses. General and administrative expenses increased approximately $0.8 million for the six months ended June 30, 2016 compared to the same period from the prior year due primarily to increased performance share award expense as compared to the prior year period.

Acquisition costs. Acquisition costs decreased by approximately $2.0 million for the six months ended June 30, 2016 compared to the same period from the prior year due to a lower volume of property acquisitions during the six months ended June 30, 2016.

Interest and other income. Interest and other income increased approximately $8,000 for the six months ended June 30, 2016 compared to the same period from the prior year.

Interest expense, including amortization. Interest expense increased approximately $1.8 million for the six months ended June 30, 2016 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings.

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

We have an ATM Program pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in amounts and at times as we determine from time to time. Actual sales, if any, will depend on a variety of factors to be determined by our company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us. During the three and six months ended June 30, 2016, we issued an aggregate of 2,578,640 and 2,629,608 shares, respectively, of common stock at a weighted average offering price of $24.27 and $24.26 per share, respectively, under the ATM Program, resulting in net proceeds of approximately $61.6 million and $62.8 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.0 million and $1.0 million, respectively. During the three and six months ended June 30, 2015, we issued an aggregate of 136,600 shares of common stock under the ATM Program, resulting in net proceeds of approximately $3.1 million and paying total compensation to the applicable sale agents of approximately $47,000. As of June 30, 2016 and December 31, 2015, we had shares of common stock having an aggregate offering price of up to $33.1 million and $96.9 million, respectively, available for issuance under the ATM Program.

As of June 30, 2016, we had $50.0 million of senior unsecured notes that mature in September 2022, $50.0 million of senior unsecured notes that mature in October 2027 (collectively the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $100.0 million revolving credit facility that matures in May 2018, a $50.0 million term loan that matures in May 2019, a $50.0 million term loan that matures in May 2021 and a $100.0 million term loan that matures in March 2020. As of both June 30, 2016 and December 31, 2015, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. We have three interest rate caps to hedge the variable cash flows associated with $150.0 million of our existing variable-rate term loans. See Note 7 in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

On July 7, 2016, we issued in a private placement $50.0 million of senior unsecured notes (the “Ten-Year Senior Unsecured Notes”) with a ten-year term. The Ten-Year Senior Unsecured Notes bear interest at a fixed annual interest rate of 3.99% and mature in July 2026. The Ten-Year Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. These Ten-Year Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Ten-Year Senior Unsecured Notes include a series of financial and other covenants with which we must comply.

The aggregate amount of the Facility may be increased to a total of up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $200.0 million term loans and the $100.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.50% to 2.05% (1.50% as of June 30, 2016) for the revolving credit facility, the $50.0 million term loan that matures in May 2019 and the $100.0 million term loan that matures in March 2020 and 1.75% to 2.30% (1.75% as of June 30, 2016) for the $50.0 million term loan that matures in May 2021, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $77.5 million and $83.5 million, respectively, and held cash and cash equivalents totaling approximately $22.2 million and $22.5 million, respectively.

The following table summarizes our debt maturities, principal payments, market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the three months ended June 30, 2016 (dollars in thousands—except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2016 (6 months)	$—	$—	$—	$10,914	$10,914
2017	—	—	—	1,916	1,916
2018	—	—	—	1,910	1,910
2019	—	50,000	—	18,805	68,805
2020	—	100,000	—	33,077	133,077
Thereafter	—	50,000	100,000	11,271	161,271

Subtotal	—	200,000	100,000	77,893	377,893
Unamortized net premiums	—	—	—	40	40

Total Debt	—	200,000	100,000	77,933	377,933
Deferred financing costs, net	—	(929)	(1,039)	(431)	(2,399)

Total Debt, net	$—	$199,071	$98,961	$77,502	$375,534

Weighted Average Interest Rate	n/a	2.0%	4.4%	4.3%	3.1%

	Shares Outstanding [1]	Market Price [2]	Market Value
Common Stock	46,053,976	$25.87	$1,191,416
Preferred Stock ($25.00 per share liquidation preference)			46,000

Total Equity			1,237,416

Total Market Capitalization			$1,612,950

Total Debt-to-Total Investments in Properties [3]			30.2%

Total Debt-to-Total Market Capitalization [4]			23.3%

Total Debt and Preferred Stock-to-Total Market Capitalization [5]			26.1%

Floating Rate Debt as a % of Total Debt [6]			53.0%

Adjusted EBITDA [7]			$31,832

Interest Coverage [8]			5.2x

Fixed Charge Coverage [9]			3.8x

Total Debt-to-Adjusted EBITDA [10]			5.7x

Total Debt and Preferred Stock-to-Adjusted EBITDA [11]			6.4x

Weighted Average Maturity of Total Debt (years)			5.0

[1]	Includes 397,114 shares of unvested restricted stock outstanding as of June 30, 2016.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on June 30, 2016 in dollars per share.
[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including one property held for sale with a gross book value of approximately $4.4 million, as of June 30, 2016.
[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of June 30, 2016.
[5]	Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock at liquidation preference, divided by total market capitalization as of June 30, 2016.
[6]	Floating rate debt includes $50.0 million of our existing term loan borrowings with an interest rate cap of 4.0% plus 1.75% to 2.30%, depending on leverage, and $100.0 million of our existing term loan borrowings with interest rate caps of 4.0% plus 1.50% to 2.05%, depending on leverage. See Note 7 in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
[7]	Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the six months ended June 30, 2016. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[8]	Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[9]	Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[10]	Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[11]	Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the three months ended June 30, 2016:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2016	Common stock	$0.180000	February 9, 2016	March 28, 2016	April 12, 2016
March 31, 2016	Preferred stock	$0.484375	February 9, 2016	March 10, 2016	March 31, 2016
June 30, 2016	Common stock	$0.180000	May 3, 2016	July 7, 2016	July 21, 2016
June 30, 2016	Preferred stock	$0.484375	May 3, 2016	June 10, 2016	June 30, 2016

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

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $21.1 million for the six months ended June 30, 2016 compared to approximately $18.4 million for the six months ended June 30, 2015. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from properties acquired during 2015 and 2016. The same store pool also provided additional cash flows due to an increase in occupancy during the six months ended June 30, 2016 compared to the same period from the prior year.

Cash From Investing Activities. Net cash used in investing activities was approximately $49.2 million and $158.7 million, respectively, for the six months ended June 30, 2016 and 2015, which consists primarily of cash paid for property acquisitions of approximately $47.7 million and $165.4 million, respectively, and additions to capital improvements and leasing costs of approximately $17.9 million and $7.9 million, respectively, offset by net proceeds from sales of real estate investments of approximately $15.9 million and $13.0 million, respectively.

Cash From Financing Activities. Net cash provided by financing activities was approximately $27.9 million for the six months ended June 30, 2016, which consists primarily of approximately $53.0 million in net common stock issuance proceeds offset by approximately $17.4 million in equity dividend payments and payments on mortgage loans payable of approximately $6.0 million. Net cash used in financing activities was approximately $23.7 million for the six months ended June 30, 2015, which consists primarily of approximately $15.5 million in equity dividend payments and payments of mortgage loans payable of approximately $10.5 million.

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

Contractual Obligations

As of July 27, 2016, we have five outstanding contracts with third-party sellers to acquire five industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City	3	241,891	27,072	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Miami	1	64,575	6,288	—
Washington, D.C./Baltimore	3	134,919	14,100	—

Total	7	441,385	$47,460	$—

As of July 27, 2016, we have executed one non-binding letter of intent with a third-party seller to acquire one industrial property. The total purchase price for this industrial property is approximately $24.9 million. In the normal course of business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.

As of July 27, 2016, we have one outstanding contract with a third-party purchaser to sell one property for a sales price of approximately $6.1 million (net book value of approximately $3.9 million). There is no assurance that we will sell the property under contract because the proposed disposition is subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes our contractual obligations due by period as of June 30, 2016 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$11,903	$70,877	$195,113	$100,000	$377,893
Debt interest payments	2,767	4,973	2,061	—	9,801
Operating lease commitments	249	516	541	280	1,586
Purchase obligations	47,460	—	—	—	47,460

Total	$62,379	$76,366	$197,715	$100,280	$436,740

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

The following table reflects the calculation of FFO reconciled from net income, net of preferred stock dividends for the three and six months ended June 30, 2016 and 2015 (dollars in thousands except per share data):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net income, net of preferred stock dividends	$1,892	$9,781	$(7,889)	(80.7)%	$8,433	$8,044	$389	4.8%
Gain on sales of real estate investments	—	(6,319)	6,319	n/a	(5,248)	(6,319)	1,071	(16.9)%
Depreciation and amortization
Depreciation and amortization from continuing operations	8,080	8,229	(149)	(1.8)%	16,342	15,855	487	3.1%
Non-real estate depreciation	(21)	(28)	7	(25.0)%	(43)	(55)	12	(21.8)%
Allocation to participating securities [1]	(88)	(33)	(55)	166.7%	(173)	(48)	(125)	260.4%

Funds from operations attributable to common stockholders [2]	$9,863	$11,630	$(1,767)	(15.2)%	$19,311	$17,477	$1,834	10.5%

Basic and diluted FFO per common share	$0.22	$0.27	$(0.05)	(18.5)%	$0.44	$0.41	$0.03	7.3%

Weighted average basic and diluted common shares	43,839,910	42,898,126			43,417,508	42,815,423

[1]	To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 397,114 and 121,907 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2016 and 2015, respectively, and to 399,981 and 131,049 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2016 and 2015, respectively.
[2]	Includes expensed acquisition costs of approximately $0.4 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $1.4 million and $3.4 million for the six months ended June 30, 2016 and 2015.

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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net income	$2,783	$10,672	$(7,889)	(73.9)%	$10,216	$9,827	$389	4.0%
Gain on sales of real estate investments	—	(6,319)	6,319	n/a	(5,248)	(6,319)	1,071	(16.9)%
Depreciation and amortization from continuing operations	8,080	8,229	(149)	(1.8)%	16,342	15,855	487	3.1%
Interest expense, including amortization	3,076	2,159	917	42.5%	6,146	4,333	1,813	41.8%
Stock-based compensation	1,922	1,041	881	84.6%	2,933	2,682	251	9.4%
Acquisition costs	484	214	270	126.2%	1,443	3,432	(1,989)	(58.0)%

Adjusted EBITDA	$16,345	$15,996	$349	2.2%	$31,832	$29,810	$2,022	6.8%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of June 30, 2016 and since January 1, 2015 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of June 30, 2016. As of June 30, 2016, the same store pool consisted of 117 buildings aggregating approximately 8.7 million square feet representing approximately 77.2% of our total square feet owned and two improved land parcels containing 3.5 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net income [1]	$2,783	$10,672	$(7,889)	(73.9)%	$10,216	$9,827	$389	4.0%
Depreciation and amortization from continuing operations	8,080	8,229	(149)	(1.8)%	16,342	15,855	487	3.1%
General and administrative	4,298	3,089	1,209	39.1%	7,738	6,924	814	11.8%
Acquisition costs	484	214	270	126.2%	1,443	3,432	(1,989)	(58.0)%
Total other income and expenses	3,070	(4,164)	7,234	n/a	879	(1,997)	2,876	n/a

Net operating income	18,715	18,040	675	3.7%	36,618	34,041	2,577	7.6%
Less non-same store NOI [2]	(3,902)	(3,627)	(275)	7.6%	(7,383)	(6,132)	(1,251)	20.4%

Same store NOI [3]	$14,813	$14,413	$400	2.8%	$29,235	$27,909	$1,326	4.8%

Less straight-line rents and amortization of lease intangibles [4]	(669)	(884)	215	(24.3)%	(1,588)	(2,273)	685	(30.1)%

Cash-basis same store NOI [3]	$14,144	$13,529	$615	4.5%	$27,647	$25,636	$2,011	7.8%

[1]	Includes approximately $4,000 and $47,000 of lease termination income for the three months ended June 30, 2016 and 2015, respectively, and approximately $29,000 and $47,000 of lease termination income for the six months ended June 30, 2016 and 2015, respectively.
[2]	Includes 2015 and 2016 acquisitions including one property under redevelopment and one property held for sale with a gross book value of approximately $4.4 million and accumulated depreciation and amortization of approximately $0.5 million as of June 30, 2016.
[3]	Includes approximately $4,000 and $47,000 of lease termination income for the three months ended June 30, 2016 and 2015, respectively, and approximately $29,000 and $47,000 of lease termination income for the six months ended June 30, 2016 and 2015, respectively.
[4]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $0.6 million and $2.0 million for the three and six months ended June 30, 2016, respectively, compared to the same periods from the prior year due primarily to increased occupancy at Garfield in the Los Angeles market and increased average occupancy at 10th Avenue in the Miami market during the six months ended June 30, 2016 and is partially offset by decreased occupancy of 221,000 square feet at 130 Interstate in the Northern New Jersey/New York market during the six months ended June 30, 2016. Contractual rent abatements of approximately $0.5 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $1.1 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively, were given to certain tenants in the same-store pool.

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

As of June 30, 2016, we had $200.0 million of borrowings outstanding under our Facility. Of the $200.0 million outstanding on the Facility, $150.0 million is subject to interest rate caps. See Note 7 in our condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 2.02% as of June 30, 2016. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Facility as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) Not Applicable.

(b) Not Applicable.

(c) Not Applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1	Note Purchase Agreement, dated as of June 2, 2016, among Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 7, 2016 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated July 27, 2016.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated July 27, 2016.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated July 27, 2016.

32.1**	18 U.S.C. § 1350 Certification dated July 27, 2016.

32.2**	18 U.S.C. § 1350 Certification dated July 27, 2016.

32.3**	18 U.S.C. § 1350 Certification dated July 27, 2016.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

July 27, 2016	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

July 27, 2016	By:	/s/ Michael A. Coke
Michael A. Coke
President

July 27, 2016	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Note Purchase Agreement, dated as of June 2, 2016, among Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 7, 2016 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated July 27, 2016.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated July 27, 2016.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated July 27, 2016.

32.1**	18 U.S.C. § 1350 Certification dated July 27, 2016.

32.2**	18 U.S.C. § 1350 Certification dated July 27, 2016.

32.3**	18 U.S.C. § 1350 Certification dated July 27, 2016.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.