Form 10-Q
period 2016-09-30
Terreno Realty Corp
filed 2016-11-02
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The registrant had 46,415,327 shares of its common stock, $0.01 par value per share, outstanding as of October 31, 2016.

Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments in real estate
Land	$545,635	$491,217
Buildings and improvements	683,856	608,415
Construction in progress	—	24,919
Intangible assets	60,652	55,369

Total investments in properties	1,290,143	1,179,920
Accumulated depreciation and amortization	(100,466)	(77,641)

Net investments in properties	1,189,677	1,102,279
Properties held for sale, net	—	4,979

Net investments in real estate	1,189,677	1,107,258
Cash and cash equivalents	10,919	22,450
Restricted cash	3,550	2,658
Other assets, net	25,243	19,772

Total assets	$1,229,389	$1,152,138

LIABILITIES AND EQUITY
Liabilities
Credit facility	$20,000	$—
Term loans payable, net	148,546	198,943
Senior unsecured notes, net	148,550	99,023
Mortgage loans payable, net	67,112	83,509
Security deposits	8,757	7,508
Intangible liabilities, net	3,785	3,853
Dividends payable	9,283	7,796
Accounts payable and other liabilities	30,603	18,424

Total liabilities	436,636	419,056
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and 1,840,000 shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	46,000
Common stock: $0.01 par value, 400,000,000 shares authorized, and 46,415,327 and 43,310,272 shares issued and outstanding, respectively	464	430
Additional paid-in capital	747,395	687,448
Retained earnings	—	—
Accumulated other comprehensive loss	(1,106)	(796)

Total stockholders’ equity	792,753	733,082

Total liabilities and equity	$1,229,389	$1,152,138

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Rental revenues	$21,288	$19,337	$61,801	$56,588
Tenant expense reimbursements	5,816	4,990	16,777	15,107

Total revenues	27,104	24,327	78,578	71,695

COSTS AND EXPENSES
Property operating expenses	7,288	6,405	22,144	19,732
Depreciation and amortization	8,872	8,106	25,214	23,961
General and administrative	5,566	3,175	13,304	10,099
Acquisition costs	696	219	2,139	3,651

Total costs and expenses	22,422	17,905	62,801	57,443

OTHER INCOME (EXPENSE)
Interest and other income	—	3	19	14
Interest expense, including amortization	(3,265)	(2,211)	(9,411)	(6,544)
Loss on extinguishment of debt	(239)	—	(239)	—
Gain on sales of real estate investments	1,892	—	7,140	6,319

Total other income and expenses	(1,612)	(2,208)	(2,491)	(211)

Net income	3,070	4,214	13,286	14,041
Preferred stock dividends	(891)	(891)	(2,674)	(2,674)

Net income, net of preferred stock dividends	2,179	3,323	10,612	11,367
Allocation to participating securities	(18)	(39)	(90)	(63)

Net income available to common stockholders, net of preferred stock dividends	$2,161	$3,284	$10,522	$11,304

EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders, net of preferred stock dividends	$0.05	$0.08	$0.24	$0.26

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,762,761	42,906,222	44,204,965	42,846,022

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$3,070	$4,214	$13,286	$14,041
Other comprehensive income (loss): cash flow hedge adjustment	4	(269)	(310)	(435)

Comprehensive income	$3,074	$3,945	$12,976	$13,606

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

				Additional Paid- in Capital		Accumulated Other Comprehensive Loss
		Common Stock
	Preferred	Number of			Retained
	Stock	Shares	Amount		Earnings		Total
Balance as of December 31, 2015	$46,000	43,310,272	$430	$687,448	$—	$(796)	$733,082
Net income	—	—	—	—	13,286	—	13,286
Issuance of common stock, net of issuance costs of $2,059	—	3,138,353	34	74,510	—	—	74,544
Repurchase of common stock	—	(66,095)	—	(1,551)	—	—	(1,551)
Issuance of restricted stock	—	32,797	—	—	—	—	—
Stock-based compensation	—	—	—	1,763	—	—	1,763
Common stock dividends	—	—	—	(14,775)	(10,612)	—	(25,387)
Preferred stock dividends	—	—	—	—	(2,674)	—	(2,674)
Other comprehensive loss	—	—	—	—	—	(310)	(310)

Balance as of September 30, 2016	$46,000	46,415,327	$464	$747,395	$—	$(1,106)	$792,753

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,286	$14,041
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(3,124)	(3,128)
Amortization of lease intangibles	(992)	(1,586)
Depreciation and amortization	25,214	23,961
Loss on extinguishment of debt	239	—
Gain on sales of real estate investments	(7,140)	(6,319)
Deferred financing cost and mortgage premium amortization	508	263
Stock-based compensation	5,970	3,571
Changes in assets and liabilities
Other assets	(1,960)	(1,774)
Accounts payable and other liabilities	5,153	2,710

Net cash provided by operating activities	37,154	31,739
CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(892)	1,007
Cash paid for property acquisitions	(84,016)	(190,012)
Proceeds from sales of real estate investments, net	21,379	13,008
Additions to construction in progress	(11,668)	(537)
Additions to buildings, improvements and leasing costs	(18,154)	(12,994)

Net cash used in investing activities	(93,351)	(189,528)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	72,711	3,122
Issuance costs on issuance of common stock	(1,088)	(46)
Repurchase of common stock	(1,551)	(505)
Purchase of derivative instrument	—	(343)
Borrowings on credit facility	54,000	—
Payments on credit facility	(34,000)	—
Payments on term loans payable	(50,000)	—
Borrowings on senior unsecured notes	50,000	50,000
Payments on mortgage loans payable	(16,343)	(11,286)
Payment of deferred financing costs	(2,489)	(811)
Dividends paid to common stockholders	(23,900)	(20,615)
Dividends paid to preferred stockholders	(2,674)	(2,674)

Net cash provided by financing activities	44,666	16,842
Net decrease in cash and cash equivalents	(11,531)	(140,947)
Cash and cash equivalents at beginning of period	22,450	190,601

Cash and cash equivalents at end of period	$10,919	$49,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$9,059	$6,328
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$12,025	$3,384
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$86,038	$198,434
Assumption of mortgage loans payable	—	(4,796)
Mortgage premiums	—	(60)
Assumption of other assets and liabilities	(2,022)	(3,566)

Net cash paid for property acquisitions	$84,016	$190,012

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of September 30, 2016, the Company owned 159 buildings aggregating approximately 11.7 million square feet and four improved land parcels consisting of approximately 21.4 acres.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded during the three or nine months ended September 30, 2016 or 2015.

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

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.3 million and $0.4 million, respectively, for the three months ended September 30, 2016 and 2015, and approximately $1.0 million and $1.6 million, respectively, for the nine months ended September 30, 2016 and 2015. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of September 30, 2016 is 2.8 years. As of September 30, 2016 and December 31, 2015, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	September 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$56,209	$(35,035)	$21,174	$51,941	$(28,678)	$23,263
Above-market leases	$4,443	$(3,171)	$1,272	$3,977	$(2,917)	$1,060
Below-market leases	$(8,939)	$5,154	$(3,785)	$(7,820)	$3,967	$(3,853)

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

As of September 30, 2016 and December 31, 2015, approximately $19.1 million and $14.9 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.3 million and $0.2 million as of September 30, 2016 and December 31, 2015, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $4.4 million and $3.4 million as of September 30, 2016 and December 31, 2015, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of September 30, 2016 and December 31, 2015, the net unamortized mortgage premiums were approximately $1,300 and $0.2 million, respectively, and were included as a component of mortgage loans payable on the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of September 30, 2016 and December 31, 2015, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

In addition, the Company has awarded long-term incentive target awards (the “Performance Share awards”) to its executives that may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period, generally three years. The amount that may be earned under the Performance Share awards is variable depending on the relative total shareholder return of the Company’s common stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index over the pre-established performance measurement period. The Company estimates the fair value of the Performance Share awards using a Monte Carlo simulation model on the date of grant and at each reporting period. The Performance Share awards are recognized as compensation expense over the requisite performance period based on the fair value of the Performance Share awards at the balance sheet date.

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

As of September 30, 2016, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019, and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2016 and December 31, 2015, the fair value of the interest rate caps was approximately $0.1 million and $0.4 million, respectively.

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

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which created ASC Topic 606, Revenue from Contracts with Customers, which is their final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The effective date of ASU 2014-09 was deferred by the issuance of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, by one year to make the guidance of ASU 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim period therein. Early adoption is permitted but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: (1) identifying performance obligations and (2) the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in ASU 2015-14. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. The Company is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements and expects to adopt this update beginning January 1, 2018.

In August 2014, the FASB issued ASU 2014-15, update to ASC subtopic 250-40, Presentation of Financial Statements-Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in the U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principals for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company will adopt the guidance in 2016 and is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 provides guidance on eight specific cash flow issues, including the following that are, or may be, relevant to the Company; (1) cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, (2) cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities and payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability and payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities, (3) cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement, (4) in the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow. ASU 2016-15 is effective for fiscal years after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the impact of adopting ASU 2016-15 on its consolidated financial statements and notes to its consolidated financial statements, but does not expect the adoption of ASU 2016-15 to have a material impact.

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

As of September 30, 2016, the Company owned 45 buildings and approximately 2.8 million square feet located in Northern New Jersey/New York City, which accounted for approximately 23.7% of its annualized base rent and 26 buildings and approximately 2.7 million square feet located in Washington D.C./Baltimore, which accounted for approximately 22.9% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of September 30, 2016, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than approximately 10% of its rental revenues for the nine months ended September 30, 2016.

Note 4.	Investments in Real Estate

During the three months ended September 30, 2016, the Company acquired five industrial buildings containing approximately 244,000 square feet and one improved land parcel containing approximately 13.4 acres. The total aggregate initial investment was approximately $36.7 million, of which $14.8 million was recorded to land, $17.7 million to buildings and improvements, $4.2 million to intangible assets and $0.2 million to intangible liabilities.

During the nine months ended September 30, 2016, the Company acquired 12 industrial buildings containing approximately 531,000 square feet and two improved land parcels containing approximately 17.9 acres. The total aggregate initial investment was approximately $86.0 million, of which $41.4 million was recorded to land, $37.3 million to buildings and improvements, $7.3 million to intangible assets and $1.4 million to intangible liabilities.

The Company recorded revenues and net income for the three months ended September 30, 2016 of approximately $1.4 million and $0.5 million, respectively, and recorded revenues and net income for the nine months ended September 30, 2016 of approximately $2.3 million and $0.7 million, respectively, related to the 2016 acquisitions.

During the three months ended September 30, 2015, the Company acquired eight industrial buildings containing approximately 293,000 square feet, including the assumption of a mortgage loan payable with a total principal amount of approximately $4.8 million with a fixed interest rate of 5.71% that matured in March 2016. The total aggregate initial investment was approximately $29.8 million, of which $10.1 million was recorded to land, $17.9 million to buildings and improvements, $1.8 million to intangible assets and $0.3 million to intangible liabilities.

During the nine months ended September 30, 2015, the Company acquired 21 industrial buildings containing approximately 1,639,000 square feet. The total aggregate initial investment was approximately $198.4 million, of which $96.7 million was recorded to land, $87.5 million to buildings and improvements, $14.2 million to intangible assets and $2.8 million to intangible liabilities.

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

During September 2016, the Company completed redevelopment of its South Main Street property in Carson, California. The Company demolished three buildings totaling approximately 186,000 square feet and constructed a new front-load industrial distribution building containing approximately 210,000 square foot and renovated an existing approximately 34,000 square foot office building. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.2 million and $0.1 million, respectively, during the three months ended September 30, 2016 and 2015 and approximately $0.6 million and $0.1 million, respectively, during the nine months ended September 30, 2016 and 2015.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three and nine months ended September 30, 2016 and 2015 as if all of the Company’s acquisitions during the nine months ended September 30, 2016 occurred on January 1, 2015. The following pro forma results for the three and nine months ended September 30, 2016 and 2015 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2015, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$27,443	$25,604	$81,410	$76,795
Net income available to common stockholders, net of preferred stock dividends	3,026	3,788	13,807	10,998
Basic and diluted net income available to common stockholders per share, net of preferred stock dividends	$0.07	$0.09	$0.31	$0.26

Note 5.	Held for Sale/Disposed Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of September 30, 2016, the Company did not have any properties held for sale.

During the nine months ended September 30, 2016, the Company sold one property located in the San Francisco Bay Area market for a sales price of approximately $8.2 million, resulting in a gain of approximately $2.7 million, one property in the Washington D.C./Baltimore market for a sales price of approximately $8.2 million, resulting in a gain of approximately $2.5 million and one property located in the Miami market for a sales price of approximately $6.1 million, resulting in a gain of approximately $1.9 million. During the nine months ended September 30, 2015, the Company sold one property located in the San Francisco Bay Area market for a sales price of approximately $13.4 million, resulting in a gain of approximately $6.3 million.

The following summarizes the condensed results of operations of the properties sold during the nine months ended September 30, 2016 and 2015, for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Rental revenues	$56	$374	$434	$1,672
Tenant expense reimbursements	(13)	108	98	476
Property operating expenses	(4)	(116)	(120)	(479)
Depreciation and amortization	—	(107)	(30)	(395)

Income from operations	$39	$259	$382	$1,274

Note 6. Debt

On July 7, 2016, the Company issued in a private placement $50.0 million of senior unsecured notes with a ten-year term that bear interest at a fixed annual interest rate of 3.99% and mature in July 2026. The proceeds from the issuance were used to repay the previously outstanding $50.0 million term loan that was to mature in May 2021 and the related unamortized deferred financing costs of approximately $0.2 million were written off to loss on extinguishment of debt. As of September 30, 2016, the Company also had $50.0 million of senior unsecured notes that mature in September 2022 and $50.0 million of senior unsecured notes that mature in October 2027 (collectively, the “Senior Unsecured Notes”).

On August 1, 2016, the Company entered into a Fourth Amended and Restated Senior Credit Agreement (the “Amended Facility”) to increase the unsecured revolving credit facility from $100.0 million to $200.0 million and extend its maturity to August 2020 (previously May 2018), to extend the maturity on its $50.0 million term loan to August 2021 (previously May 2019), to extend the maturity on its $100.0 million term loan to January 2022 (previously March 2020) and to repay the previously outstanding $50.0 million term loan that was to mature in May 2021. As of September 30, 2016 and December 31, 2015, there was $20.0 million and $0, respectively, of borrowings outstanding on the revolving credit facility and $150.0 million and $200.0 million, respectively, of borrowings outstanding on the term loans. As of both September 30, 2016 and December 31, 2015, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. See Note 7 for more information regarding the Company’s interest rate caps.

The aggregate amount of the Amended Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $150.0 million of term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of September 30, 2016) for the revolving credit facility (previously 1.50% to 2.05%) and 1.30% to 1.85% (1.30% as of September 30, 2016) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022 (previously 1.50% to 2.05%), depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Amended Facility.

The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of September 30, 2016 and December 31, 2015.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2017 and 2021. As of September 30, 2016, the Company had four mortgage loans payable, net of deferred financings costs, totaling approximately $67.1 million, which bear interest at a weighted average fixed annual rate of 4.1%. As of December 31, 2015, the Company had seven mortgage loans payable, net of deferred financing costs, totaling approximately $83.5 million, which bore interest at a weighted average fixed annual interest rate of 4.4%. As of September 30, 2016 and December 31, 2015, the total net book value of the properties securing the debt was approximately $144.8 million and $177.2 million, respectively.

The scheduled principal payments of the Company’s debt as of September 30, 2016 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2016 (3 months)	$—	$—	$—	$529	$529
2017	—	—	—	1,916	1,916
2018	—	—	—	1,910	1,910
2019	—	—	—	18,805	18,805
2020	20,000	—	—	33,077	53,077
Thereafter	—	150,000	150,000	11,271	311,271

Subtotal	20,000	150,000	150,000	67,508	387,508
Unamortized net premiums	—	—	—	1	1

Total Debt	20,000	150,000	150,000	67,509	387,509
Deferred financing costs, net	—	(1,454)	(1,450)	(397)	(3,301)

Total Debt, net	$20,000	$148,546	$148,550	$67,112	$384,208

Weighted Average Interest Rate	1.9%	1.8%	4.3%	4.1%	3.2%

Note 7.	Derivative Financial Instruments

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

As of September 30, 2016, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019 and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company is required to make certain monthly variable rate payments on the term loans, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.

The Company records all derivative instruments on a gross basis in other assets on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

				Fair Value		Notional Amount
Derivative Instrument	Effective Date	Maturity Date	Interest Rate Strike	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Assets:
Interest Rate Cap	12/1/2014	5/1/2021	4.0%	$54	$238	$50,000	$50,000
Interest Rate Cap	9/1/2015	4/1/2019	4.0%	3	42	50,000	50,000
Interest Rate Cap	9/1/2015	2/3/2020	4.0%	16	103	50,000	50,000

Total				$73	$383	$150,000	$150,000

Note 8.	Fair Value Measurements

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

Recurring Measurements – Interest Rate Contracts

Fair Value of Interest Rate Caps

Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of September 30, 2016, the Company applied the provisions of this standard to the valuation of its interest rate caps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value Measurement Using
Assets	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate caps at:
September 30, 2016	$73	$—	$73	$—
December 31, 2015	$383	$—	$383	$—

Financial Instruments Disclosed at Fair Value

As of September 30, 2016 and December 31, 2015, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes was estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.

The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Debt at:
September 30, 2016	$396,246	$—	$396,246	$—	$384,208
December 31, 2015	$384,919	$—	$384,919	$—	$381,475

Note 9. Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $100.0 million in amounts and at times to be determined by the Company from time to time. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Amended Facility. During the three and nine months ended September 30, 2016, the Company issued an aggregate of 361,351 and 2,990,959 shares, respectively, of common stock at a weighted average offering price of $27.44 and $24.64 per share, respectively, under the ATM Program, resulting in net proceeds of approximately $9.8 million and $72.6 million, respectively, and paying total compensation to the applicable sales agents of approximately $0.1 million and $1.1 million, respectively. During the three and nine months ended September 30, 2015, the Company issued an aggregate of 0 and 136,600 shares, respectively, of common stock at a weighted average offering price of $22.85 per share under the ATM Program, resulting in net proceeds of approximately $3.1 million and paying total compensation to the applicable sales agents of approximately $47,000. As of September 30, 2016 and December 31, 2015, the Company had shares of common stock having an aggregate offering price of up to $23.2 million and $96.9 million, respectively, available for issuance under the ATM Program.

The Company has a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its outstanding common stock from time to time through December 31, 2016. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2016, the Company has not repurchased any shares of stock pursuant to its share repurchase authorization.

In connection with the annual meeting of stockholders on May 5, 2016, the Company granted a total of 14,720 shares of unrestricted common stock to its independent directors under the Company’s Amended and Restated 2010 Equity Incentive Plan with a grant date fair value per share of $23.10. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the nine months ended September 30, 2016 related to this issuance.

As of September 30, 2016 and December 31, 2015, 1,840,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding. Dividends on the Series A Preferred Stock are payable when, as and if authorized by the Company’s board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up, senior to the Company’s common stock.

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

As of September 30, 2016, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Company’s Amended and Restated 2010 Equity Incentive Plan (the “Plan”), of which 800,118 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to September 30, 2016 ranged from $14.20 to $23.39. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s common stock on the date of grant. The fair value of the restricted stock that was granted during the nine months ended September 30, 2016 was approximately $0.7 million and the vesting period for the restricted stock is five years. As of September 30, 2016, the Company had approximately $6.4 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.6 years. The Company recognized compensation costs of approximately $0.4 million for both the three months ended September 30, 2016 and 2015 and approximately $1.4 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the nine months ended September 30, 2016.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2015	403,468	$20.08
Granted	32,797	21.50
Forfeited	(14,656)	17.53
Vested	(24,495)	17.26

Non-vested shares outstanding as of September 30, 2016	397,114	$20.47

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of September 30, 2016:

Non-vested Shares Vesting Schedule	Number of Shares
2016 (3 months)	—
2017	40,043
2018	30,776
2019	21,232
2020	298,502
Thereafter	6,561

Total Non-vested Shares	397,114

Long-Term Incentive Plan:

As of September 30, 2016, there are three open performance measurement periods for the Performance Share awards: January 1, 2014 to December 31, 2016, January 1, 2015 to December 31, 2017 and January 1, 2016 to December 31, 2018. During the three and nine months ended September 30, 2016, the Company issued 0 and 132,674 shares, respectively, of common stock at a price of $21.80 per share related to the Performance Share awards for the performance period from January 1, 2013 to December 31, 2015. The Company recorded compensation costs of approximately $2.6 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $4.3 million and $2.5 million for the nine months ended September 30, 2016 and 2015, respectively, related to the open Performance Share awards. As of September 30, 2016 and December 31, 2015, approximately $7.7 million and $6.4 million, respectively, of accrued compensation costs related to the Performance Share awards were included as a component of accounts payable and other liabilities in the accompanying consolidated balance sheets.

The following table summarizes certain information with respect to the performance share awards (dollars in thousands):

	Fair Value September 30,	Accrual September 30,	Expense For the Three Months Ended September 30,		Expense For the Nine Months Ended September 30,
Performance Share Period	2016	2016	2016	2015	2016	2015
January 1, 2016—December 31, 2018	$2,996	$749	$336	$—	$749	$—
January 1, 2015—December 31, 2017	4,646	2,708	752	189	1,451	660
January 1, 2014—December 31, 2016	4,667	4,276	1,512	15	2,116	581
January 1, 2013—December 31, 2015	—	—	—	312	—	1,215

Total	$12,309	$7,733	$2,600	$516	$4,316	$2,456

Dividends:

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2016:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2016	Common stock	$0.180000	February 9, 2016	March 28, 2016	April 12, 2016
March 31, 2016	Preferred stock	$0.484375	February 9, 2016	March 10, 2016	March 31, 2016
June 30, 2016	Common stock	$0.180000	May 3, 2016	July 7, 2016	July 21, 2016
June 30, 2016	Preferred stock	$0.484375	May 3, 2016	June 10, 2016	June 30, 2016
September 30, 2016	Common stock	$0.200000	July 26, 2016	October 7, 2016	October 21, 2016
September 30, 2016	Preferred stock	$0.484375	July 26, 2016	September 9, 2016	September 30, 2016

Note 10.	Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for both the three and nine months ended September 30, 2016 and 2015.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 397,114 and 300,016 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2016 and 2015, respectively, and 399,019 and 187,990 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2016 and 2015, respectively.

Note 11. Commitments and Contingencies

Contractual Commitments. As of November 2, 2016, the Company has eight outstanding contracts with third-party sellers to acquire eight industrial properties consisting of approximately 1,040,000 square feet. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	2	463,965	$31,700	$—
Northern New Jersey/New York City	2	157,906	18,000	—
San Francisco Bay Area	—	—	—	—
Seattle	2	253,320	33,160	—
Miami	2	119,575	12,388	—
Washington, D.C./Baltimore	1	45,000	6,700	—

Total	9	1,039,766	$101,948	$—

Note 12. Subsequent Events

On October 20, 2016, the Company acquired two industrial buildings located in San Leandro, CA containing approximately 100,000 square feet for a total purchase price of approximately $15.9 million. The property was acquired from an unrelated third party using borrowings on our revolving credit facility.

On November 1, 2016, the Company acquired one industrial building located in North Bergen, NJ containing approximately 25,000 square feet for a total purchase price of approximately $4.8 million. The property was acquired from an unrelated third party using borrowings on our revolving credit facility.

On November 1, 2016, the Company’s board of directors approved an extension of the share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its outstanding common stock from time to time through December 31, 2018.

On November 1, 2016, the Company’s board of directors declared a cash dividend in the amount of $0.20 per share of its common stock payable on January 13, 2017 to the stockholders of record as of the close of business on December 30, 2016.

On November 1, 2016, the Company’s board of directors declared a cash dividend in the amount of $0.484375 per share of its Series A Preferred Stock payable on December 30, 2016 to the preferred stockholders of record as of the close of business on December 9, 2016.

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

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and transshipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of September 30, 2016, we owned a total of 159 buildings aggregating approximately 11.7 million square feet that were approximately 96.4% leased to 374 customers, the largest of which accounted for approximately 7.1% of our total annualized based rent and four improved land parcels consisting of 21.4 acres. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

Occupancy as of September 30, 2016 increased from the prior quarter primarily due to the commencement of a five-year lease for approximately 221,000 square feet in South Brunswick, New Jersey and a seven-year lease for approximately 158,000 square feet in Kent, Washington.

The following table summarizes by market our investments in real estate as of September 30, 2016:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of September 30, 2016	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)[3]

Los Angeles	17	1,614,761	13.8%	94.0%	$12,833	14.4%	$8.45	3.6	$194,125
Northern New Jersey/New York City	45	2,836,068	24.3%	95.7%	20,964	23.7%	7.72	4.4	315,142

San Francisco Bay Area	24	1,227,283	10.5%	99.4%	12,647	14.3%	10.36	5.3	176,339

Seattle	21	1,526,648	13.1%	96.6%	9,672	10.9%	6.56	3.4	154,136

Miami	26	1,757,622	15.0%	97.5%	12,192	13.8%	7.11	4.2	151,937

Washington, D.C./Baltimore	26	2,716,713	23.3%	96.3%	20,320	22.9%	7.77	3.7	298,464

Total/Weighted Average	159	11,679,095	100.0%	96.4%	$88,628	100.0%	$7.87	4.1	$1,290,143

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2016, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of September 30, 2016, weighted by the respective square footage.
[3]	Includes 21.4 acres of improved land as discussed below.

We also own four improved land parcels totaling approximately 21.4 acres that are 100% leased to four tenants. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may consider redeveloping such land either by expansion of adjacent buildings or the construction of new buildings.

The following table summarizes by market our investments in improved land as of September 30, 2016:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of September 30, 2016	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	1	1.2	5.6%	100.0%	$150	10.0%	$2.88	2.8
Northern New Jersey/New York City	1	4.5	21.0%	100.0%	425	28.4%	2.17	9.9

San Francisco Bay Area	—	—	0.0%	—	—	0.0%	—	—

Seattle	—	—	0.0%	—	—	0.0%	—	—

Miami	1	2.3	10.8%	100.0%	202	13.5%	2.02	2.7

Washington, D.C./Baltimore	1	13.4	62.6%	100.0%	720	48.1%	1.24	3.3

Total/Weighted Average	4	21.4	100.0%	100.0%	$1,497	100.0%	$1.61	4.6

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2016, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of September 30, 2016, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Building improvements	$4,575	$3,679	$8,759	$7,317
Tenant improvements	2,549	839	5,277	3,218
Leasing commissions	2,497	985	6,975	3,378
Redevelopment and expansion	5,700	706	15,641	706

Total capital expenditures[1]	$15,321	$6,209	$36,652	$14,619

[1]	Includes approximately $13.4 million and $3.1 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $30.0 million and $6.5 million for the nine months ended September 30, 2016 and 2015, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at thirteen and eight properties for the three months ended September 30, 2016 and 2015, respectively, and twenty and thirteen properties for the nine months ended September 30, 2016 and 2015, respectively.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 89.7% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of September 30, 2016 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	FedEx Corporation	8	611,783	5.2%	$6,331	7.1%
2	United States Government	11	400,800	3.4%	4,224	4.8%
3	Cepheid	3	171,707	1.5%	2,948	3.3%
4	Northrop Grumman Systems	2	199,866	1.7%	2,281	2.6%
5	H.D. Smith Wholesale Drug Company	1	211,418	1.8%	2,260	2.5%
6	XPO Logistics	2	180,717	1.6%	1,484	1.7%
7	Synergy Custom Fixtures	1	301,983	2.6%	1,434	1.6%
8	West Coast Warehouse	1	265,500	2.3%	1,418	1.6%
9	District of Columbia	3	149,203	1.3%	1,372	1.5%
10	Interior Specialists, Inc.	1	138,780	1.2%	1,327	1.5%
11	YRC	2	61,252	0.5%	1,318	1.5%
12	Miami International Freight Systems	1	192,454	1.7%	1,209	1.4%
13	Space Systems/Loral LLC	2	107,060	0.9%	1,107	1.2%
14	Avborne Accessory Group	1	137,594	1.2%	1,091	1.2%
15	O’Neill Logistics	1	221,092	1.9%	1,083	1.2%
16	United Legwear Company	1	161,610	1.4%	1,069	1.2%
17	Amazon.com	1	158,168	1.4%	1,044	1.2%
18	Bar Logistics	2	156,204	1.3%	937	1.1%
19	JAM’N Logistics	1	110,336	0.9%	936	1.1%
20	Home Depot	1	192,000	1.6%	930	1.1%

	Total	46	4,129,527	35.4%	$35,803	40.4%

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2016, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place as of September 30, 2016, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2]	% of Total Annualized Base Rent
2016 (3 months) [1]	451,202	3.9%	$3,183	3.2%
2017	1,276,656	10.9%	11,085	11.1%
2018	1,312,236	11.2%	11,063	11.1%
2019	2,017,859	17.3%	15,883	15.9%
2020	1,534,289	13.1%	13,603	13.6%
Thereafter	4,667,086	40.0%	45,156	45.1%

Total	11,259,328	96.4%	$99,973	100.0%

[1]	Includes leases that expire on or after September 30, 2016 and month-to-month leases totaling approximately 181,000 square feet.
[2]	Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of September 30, 2016, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of September 30, 2016, leases representing approximately 14.8% of the total rentable square footage of our portfolio are scheduled to expire through December 31, 2017. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2016 and 2017 expirations will be above the rates currently being paid for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Recent Developments

Acquisition Activity

During the three months ended September 30, 2016, we acquired five industrial buildings containing approximately 244,000 square feet and one improved land parcel consisting of approximately 13.4 acres for a total purchase price of approximately $36.5 million. The properties and improved land parcel were acquired from unrelated third parties using existing cash on hand, proceeds from property sales, proceeds from the issuance of common stock and proceeds from borrowings on our revolving credit facility. The following table sets forth the industrial properties and improved land parcel we acquired during the three months ended September 30, 2016:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
New Ridge [3]	Hanover, MD	July 12, 2016	—	—	$8,200	7.9%
Hampton Overlook	Capitol Heights, MD	August 4, 2016	3	134,919	14,104	6.9%
Schoolhouse	Somerset, NJ	September 1, 2016	1	86,400	9,072	5.5%
709 Hindry	Inglewood, CA	September 19, 2016	1	22,190	5,150	3.5%

Total/Weighted Average			5	243,509	$36,526	6.3%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $36.7 million.
[2]	Stabilized cap rates are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
[3]	Represents an improved land parcel containing approximately 13.4 acres.

Subsequent to September 30, 2016, we acquired three industrial buildings for a total purchase price of approximately $20.6 million. The properties were acquired from unrelated third parties using borrowings on our revolving credit facility. The following table sets forth the industrial properties we acquired subsequent to September 30, 2016:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate
West 140th	San Leandro, CA	October 20, 2016	2	100,494	$15,875	5.2%
74th North Bergen	North Bergen, NJ	November 1, 2016	1	25,041	4,750	5.7%

Total/Weighted Average			3	125,535	$20,625	5.3%

Redevelopment Activity

During September 2016, we completed redevelopment of our South Main Street property in Carson, California. We demolished three buildings totaling approximately 186,000 square feet, and we constructed a new front-load industrial distribution building containing approximately 210,000 square feet and renovated an existing approximately 34,000 square foot office building. As of September 30, 2016, the property is 100% leased and the redevelopment cost was approximately $17.8 million for a total investment of approximately $39.3 million, excluding approximately $2.3 million of intangible liabilities.

ATM Program

We have an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in amounts and at times as we determine from time to time. During the three months ended September 30, 2016, we issued an aggregate of 361,351 shares of common stock common stock at a weighted average offering price of $27.44 per share under the ATM Program, resulting in net proceeds of approximately $9.8 million and paying total compensation to the applicable sales agents of approximately $0.1 million. As of September 30, 2016, we had shares of common stock having an aggregate offering price of up to $23.2 million available for issuance under the ATM Program.

Senior Unsecured Notes and Amendment to Credit Facility

On July 7, 2016, we issued in a private placement $50.0 million of senior unsecured notes with a ten-year term that bear interest at a fixed annual interest rate of 3.99% and mature in July 2026. The proceeds from the issuance were used to repay our previously outstanding $50.0 million term loan that was to mature in May 2021 and the related unamortized deferred financing costs of approximately $0.2 million were written off to loss on extinguishment of debt.

On August 1, 2016, we entered into a Fourth Amended and Restated Senior Credit Agreement (the “Amended Facility”), to increase our unsecured revolving credit facility from $100.0 million to $200.0 million and extend its maturity to August 2020 (previously May 2018), to extend the maturity of our $50.0 million term loan to August 2021 (previously May 2019), to extend the maturity of our $100.0 million term loan to January 2022 (previously March 2020) and to repay our previously outstanding $50.0 million term loan that was to mature in May 2021. As of September 30, 2016 and December 31, 2015, there was $20.0 million and $0, respectively, of borrowings outstanding on our revolving credit facility and $150.0 million and $200.0 million, respectively, of borrowings outstanding on our term loans. We have three interest rate caps to hedge the variable cash flows associated with our existing $150.0 million of variable-rate term loans. See Note 7 in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

The aggregate amount of the Amended Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $150.0 million term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of September 30, 2016) for the revolving credit facility (previously 1.50% to 2.05%) and 1.30% to 1.85% (1.30% as of as of September 30, 2016) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022 (previously 1.50% to 2.05%), depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Amended Facility.

The Amended Facility and the senior unsecured notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the senior unsecured notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Ten-Year Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the senior unsecured notes as of September 30, 2016 and December 31, 2015.

Dividend and Distribution Activity

On November 1, 2016, our board of directors declared a cash dividend in the amount of $0.20 per share of our common stock payable on January 13, 2017 to the stockholders of record as of the close of business on December 30, 2016.

On November 1, 2016, our board of directors declared a cash dividend in the amount of $0.484375 per share of our Series A Preferred Stock payable on December 30, 2016 to the preferred stockholders of record as of the close of business on December 9, 2016.

Contractual Commitments

As of November 2, 2016, we have eight outstanding contracts with third-party sellers to acquire eight industrial properties as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

Share Repurchase Program

On November 1, 2016, our board of directors approved an extension of the share repurchase program authorizing us to repurchase up to 2,000,000 shares of our outstanding common stock from time to time through December 31, 2018. Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2016, we have not repurchased any shares of stock pursuant to our share repurchase authorization.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 89.7% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

Our primary cash expenses consist of our property operating expenses, which include: real estate taxes, repairs and maintenance, management expenses, insurance, utilities, general and administrative expenses, which include compensation costs, office expenses, professional fees and other administrative expenses, acquisition costs, which include third-party costs paid to brokers and consultants, and interest expense, primarily on our mortgage loans, revolving credit facility, term loans and senior unsecured notes.

Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions at various times during the course of such periods. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition.

The analysis of our results below for the three and nine months ended September 30, 2016 and 2015 includes the changes attributable to same store properties. The same store pool for the comparison of the three and nine months ended September 30, 2016 and 2015 includes all properties that were owned and in operation as of September 30, 2016 and since January 1, 2015 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of September 30, 2016. As of September 30, 2016, the same store pool consisted of 116 buildings aggregating approximately 8.6 million square feet representing approximately 73.9% of our total square feet owned and two improved land parcels consisting of 3.5 acres. As of September 30, 2016, the non-same store properties, which we acquired or sold during 2015 and 2016, were held for sale or in redevelopment as of September 30, 2016, consisted of 43 buildings aggregating approximately 3.1 million square feet and two improved land parcel consisting of 17.9 acres. As of September 30, 2016 and 2015, the consolidated same store pool occupancy was approximately 97.9% and 92.0%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015:

	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$16,157	$15,970	$187	1.2%
Non-same store operating properties [1]	5,131	3,367	1,764	52.4%

Total rental revenues	21,288	19,337	1,951	10.1%
Tenant expense reimbursements
Same store	4,511	4,155	356	8.6%
Non-same store operating properties [1]	1,305	835	470	56.3%

Total tenant expense reimbursements	5,816	4,990	826	16.6%

Total revenues	27,104	24,327	2,777	11.4%

Property operating expenses
Same store	5,711	5,565	146	2.6%
Non-same store operating properties [1]	1,577	840	737	87.7%

Total property operating expenses	7,288	6,405	883	13.8%

Net operating income [2]
Same store	14,957	14,560	397	2.7%
Non-same store operating properties [1]	4,859	3,362	1,497	44.5%

Total net operating income	$19,816	$17,922	$1,894	10.6%

Other costs and expenses
Depreciation and amortization	8,872	8,106	766	9.4%
General and administrative	5,566	3,175	2,391	75.3%
Acquisition costs	696	219	477	217.8%

Total other costs and expenses	15,134	11,500	3,634	31.6%

Other income (expense)
Interest and other income	—	3	(3)	(100.0)%
Interest expense, including amortization	(3,265)	(2,211)	(1,054)	47.7%
Loss on extinguishment of debt	(239)	—	(239)	n/a
Gain on sales of real estate investments	1,892	—	1,892	n/a

Total other income and expenses	(1,612)	(2,208)	596	(27.0)%

Net income	$3,070	$4,214	$(1,144)	(27.1)%

[1]	Includes 2015 and 2016 acquisitions and dispositions and two improved land parcels as of September 30, 2016.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $2.8 million for the three months ended September 30, 2016 compared to the same period from the prior year due primarily to property acquisitions during 2015 and 2016 and increased average occupancy in the same store pool portfolio. The increase in same store revenues is primarily related to same store consolidated occupancy at quarter end increasing to 97.9% as of September 30, 2016 as compared to 92.0% as of September 30, 2015. For the three months ended September 30, 2016 and 2015, approximately $0.5 million and $0.7 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $0.9 million during the three months ended September 30, 2016 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $0.7 million attributable to property acquisitions during 2015 and 2016.

Depreciation and amortization. Depreciation and amortization increased approximately $0.8 million during the three months ended September 30, 2016 compared to the same period from the prior year due to property acquisitions during 2015 and 2016.

General and administrative expenses. General and administrative expenses increased approximately $2.4 million for the three months ended September 30, 2016 compared to the same period from the prior year due primarily to increased performance share award expense, which varies quarter to quarter based on our relative share price performance, as compared to the prior year period.

Acquisition costs. Acquisition costs increased by approximately $0.5 million for the three months ended September 30, 2016 compared to the same period from the prior year due to a higher volume of property acquisitions during the three months ended September 30, 2016.

Interest and other income. Interest and other income decreased approximately $3,000 for the three months ended September 30, 2016 compared to the same period from the prior year.

Interest expense, including amortization. Interest expense increased approximately $1.1 million for the three months ended September 30, 2016 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings.

Comparison of the Nine months Ended September 30, 2016 to the Nine months Ended September 30, 2015:

	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$48,384	$46,895	$1,489	3.2%
Non-same store operating properties [1]	13,417	9,693	3,724	38.4%

Total rental revenues	61,801	56,588	5,213	9.2%
Tenant expense reimbursements
Same store	13,308	12,911	397	3.1%
Non-same store operating properties [1]	3,469	2,196	1,273	58.0%

Total tenant expense reimbursements	16,777	15,107	1,670	11.1%

Total revenues	78,578	71,695	6,883	9.6%

Property operating expenses
Same store	17,499	17,337	162	0.9%
Non-same store operating properties [1]	4,645	2,395	2,250	93.9%

Total property operating expenses	22,144	19,732	2,412	12.2%

Net operating income [2]
Same store	44,193	42,469	1,724	4.1%
Non-same store operating properties [1]	12,241	9,494	2,747	28.9%

Total net operating income	$56,434	$51,963	$4,471	8.6%

Other costs and expenses
Depreciation and amortization	25,214	23,961	1,253	5.2%
General and administrative	13,304	10,099	3,205	31.7%
Acquisition costs	2,139	3,651	(1,512)	(41.4)%

Total other costs and expenses	40,657	37,711	2,946	7.8%

Other income (expense)
Interest and other income	19	14	5	35.7%
Interest expense, including amortization	(9,411)	(6,544)	(2,867)	43.8%
Loss on extinguishment of debt	(239)	—	(239)	n/a
Gain on sales of real estate investments	7,140	6,319	821	13.0%

Total other income and expenses	(2,491)	(211)	(2,280)	1080.6%

Net income	$13,286	$14,041	$(755)	(5.4)%

[1]	Includes 2015 and 2016 acquisitions and dispositions and two improved land parcels as of September 30, 2016.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $6.9 million for the nine months ended September 30, 2016 compared to the same period from the prior year due primarily to property acquisitions during 2015 and 2016 and increased average occupancy in the same store pool portfolio. The increase in same store revenues is primarily related to same store consolidated occupancy at quarter end increasing to 97.9% as of September 30, 2016 as compared to 92.0% as of September 30, 2015. For the nine months ended September 30, 2016 and 2015, approximately $2.5 million and $2.3 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $2.4 million during the nine months ended September 30, 2016 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $2.3 million attributable to property acquisitions during 2015 and 2016.

Depreciation and amortization. Depreciation and amortization increased approximately $1.3 million during the nine months ended September 30, 2016 compared to the same period from the prior year due to property acquisitions during 2015 and 2016.

General and administrative expenses. General and administrative expenses increased approximately $3.2 million for the nine months ended September 30, 2016 compared to the same period from the prior year due primarily to increased performance share award expense, which varies quarter to quarter based on our relative share price performance, as compared to the prior year period.

Acquisition costs. Acquisition costs decreased by approximately $1.5 million for the nine months ended September 30, 2016 compared to the same period from the prior year due to a lower volume of property acquisitions during the nine months ended September 30, 2016.

Interest and other income. Interest and other income increased approximately $5,000 for the nine months ended September 30, 2016 compared to the same period from the prior year.

Interest expense, including amortization. Interest expense increased approximately $2.9 million for the nine months ended September 30, 2016 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings.

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

We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and additional perpetual preferred stock. Fitch Ratings assigned us an issuer rating of BBB- with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize senior unsecured notes, term loans, credit facilities, common stock and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with term loans, senior unsecured notes, mortgages, borrowings under our credit facility, perpetual preferred and common stock issuances and, from time to time, property dispositions. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions and scheduled debt maturities, through borrowings under our credit facility, periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt, and with proceeds from the disposition of properties. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our credit facility and to access additional capital through issuances of equity and debt securities.

We have an ATM Program pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in amounts and at times as we determine from time to time. Actual sales, if any, will depend on a variety of factors to be determined by our company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us. During the three and nine months ended September 30, 2016, we issued an aggregate of 361,351 and 2,990,959 shares, respectively, of common stock at a weighted average offering price of $27.44 and $24.64 per share, respectively, under the ATM Program, resulting in net proceeds of approximately $9.8 million and $72.6 million, respectively, and paying total compensation to the applicable sales agents of approximately $0.1 million and $1.1 million, respectively. During the three and nine months ended September 30, 2015, we issued an aggregate of 0 and 136,600 shares, respectively, of common stock under the ATM Program, resulting in net proceeds of approximately $3.1 million and paying total compensation to the applicable sale agents of approximately $47,000. As of September 30, 2016 and December 31, 2015, we had shares of common stock having an aggregate offering price of up to $23.2 million and $96.9 million, respectively, available for issuance under the ATM Program.

On July 7, 2016, we issued in a private placement $50.0 million of senior unsecured notes with a ten-year term that bear interest at a fixed annual interest rate of 3.99% and mature in July 2026. The proceeds from the issuance were used to repay our previously outstanding $50.0 million term loan that was to mature in May 2021 and the related unamortized deferred financing costs of approximately $0.2 million were written off to loss on extinguishment of debt. As of September 30, 2016, we had $50.0 million of senior unsecured notes that mature in September 2022, $50.0 million of senior unsecured notes that mature in July 2026, and $50.0 million of senior unsecured notes that mature in October 2027 (collectively the “Senior Unsecured Notes”).

On August 1, 2016, we entered into the Amended Facility, to increase our unsecured revolving credit facility from $100.0 million to $200.0 million and extend its maturity to August 2020 (previously May 2018), to extend the maturity of our $50.0 million term loan to August 2021 (previously May 2019), to extend the maturity of our $100.0 million term loan to January 2022 (previously March 2020) and to repay our previously outstanding $50.0 million term loan that was to mature in May 2021. As of September 30, 2016 and December 31, 2015, there was $20.0 million and $0, respectively, of borrowings outstanding on our revolving credit facility and $150.0 million and $200.0 million, respectively, of borrowings outstanding on our term loans. We have three interest rate caps to hedge the variable cash flows associated with our existing $150.0 million of variable-rate term loans. See Note 7 in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

The aggregate amount of the Amended Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $150.0 million term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of September 30, 2016) for the revolving credit facility (previously 1.50% to 2.05%) and 1.30% to 1.85% (1.30% as of as of September 30, 2016) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022 (previously 1.50% to 2.05%), depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Amended Facility.

The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $67.1 million and $83.5 million, respectively, and held cash and cash equivalents totaling approximately $10.9 million and $22.5 million, respectively.

The following table summarizes our debt maturities, principal payments, market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the three months ended September 30, 2016 (dollars in thousands—except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2016 (3 months)	$—	$—	$—	$529	$529
2017	—	—	—	1,916	1,916
2018	—	—	—	1,910	1,910
2019	—	—	—	18,805	18,805
2020	20,000	—	—	33,077	53,077
Thereafter	—	150,000	150,000	11,271	311,271

Subtotal	20,000	150,000	150,000	67,508	387,508
Unamortized net premiums	—	—	—	1	1

Total Debt	20,000	150,000	150,000	67,509	387,509
Deferred financing costs, net	—	(1,454)	(1,450)	(397)	(3,301)

Total Debt, net	$20,000	$148,546	$148,550	$67,112	$384,208

Weighted Average Interest Rate	1.9%	1.8%	4.3%	4.1%	3.2%

	Shares Outstanding [1]	Market Price [2]	Market Value
Common Stock	46,415,327	$27.51	$1,276,886
Preferred Stock ($25.00 per share liquidation preference)			46,000

Total Equity			1,322,886

Total Market Capitalization			$1,707,094

Total Debt-to-Total Investments in Properties [3]			29.8%

Total Debt-to-Total Market Capitalization [4]			22.5%

Total Debt and Preferred Stock-to-Total Market Capitalization [5]			25.2%

Floating Rate Debt as a % of Total Debt [6]			43.9%

Adjusted EBITDA [7]			$49,119

Interest Coverage [8]			5.2x

Fixed Charge Coverage [9]			3.9x

Total Debt-to-Adjusted EBITDA [10]			5.6x

Total Debt and Preferred Stock-to-Adjusted EBITDA [11]			6.2x

Weighted Average Maturity of Total Debt (years)			6.2

[1]	Includes 397,114 shares of unvested restricted stock outstanding as of September 30, 2016.

[2]	Closing price of our shares of common stock on the New York Stock Exchange on September 30, 2016 in dollars per share.
[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, as of September 30, 2016.
[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of September 30, 2016.
[5]	Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock at liquidation preference, divided by total market capitalization as of September 30, 2016.
[6]	Floating rate debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.30% to 1.85%, depending on leverage. See Note 7 in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
[7]	Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the nine months ended September 30, 2016. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[8]	Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[9]	Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[10]	Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[11]	Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the three months ended September 30, 2016:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2016	Common stock	$0.180000	February 9, 2016	March 28, 2016	April 12, 2016
March 31, 2016	Preferred stock	$0.484375	February 9, 2016	March 10, 2016	March 31, 2016
June 30, 2016	Common stock	$0.180000	May 3, 2016	July 7, 2016	July 21, 2016
June 30, 2016	Preferred stock	$0.484375	May 3, 2016	June 10, 2016	June 30, 2016
September 30, 2016	Common stock	$0.200000	July 26, 2016	October 7, 2016	October 21, 2016
September 30, 2016	Preferred stock	$0.484375	July 26, 2016	September 9, 2016	September 30, 2016

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under loans payable, draws on our Amended Facility, common and preferred stock issuances, proceeds from property dispositions and issuances of unsecured notes. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs, corporate overhead costs and common and preferred stock dividends.

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $37.2 million for the nine months ended September 30, 2016 compared to approximately $31.7 million for the nine months ended September 30, 2015. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from properties acquired during 2015 and 2016. The same store pool also provided additional cash flows due to an increase in occupancy during the nine months ended September 30, 2016 compared to the same period from the prior year.

Cash From Investing Activities. Net cash used in investing activities was approximately $93.4 million and $189.5 million, respectively, for the nine months ended September 30, 2016 and 2015, which consists primarily of cash paid for property acquisitions of approximately $84.0 million and $190.0 million, respectively, and additions to capital improvements and leasing costs of approximately $29.8 million and $13.5 million, respectively, offset by net proceeds from sales of real estate investments of approximately $21.4 million and $13.0 million, respectively.

Cash From Financing Activities. Net cash provided by financing activities was approximately $44.7 million for the nine months ended September 30, 2016, which consists primarily of approximately $71.6 million in net common stock issuance proceeds and borrowings on the revolving credit facility of $20.0 million offset by approximately $26.6 million in equity dividend payments and payments on mortgage loans payable of approximately $16.3 million. Net cash provided by financing activities was approximately $16.8 million for the nine months ended September 30, 2015, which consists primarily of approximately $50.0 million of borrowings in connection with our issuance of senior unsecured notes offset by approximately $23.3 million in equity dividend payments and payments of mortgage loans payable of approximately $11.3 million.

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

Contractual Obligations

As of November 2, 2016, we have eight outstanding contracts with third-party sellers to acquire eight industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	2	463,965	$31,700	$—
Northern New Jersey/New York City	2	157,906	18,000	—
San Francisco Bay Area	—	—	—	—
Seattle	2	253,320	33,160	—
Miami	2	119,575	12,388	—
Washington, D.C./Baltimore	1	45,000	6,700	—

Total	9	1,039,766	$101,948	$—

The following table summarizes our contractual obligations due by period as of September 30, 2016 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$1,980	$20,796	$114,732	$250,000	$387,508
Debt interest payments	2,694	4,773	1,596	—	9,063
Operating lease commitments	250	519	544	210	1,523
Purchase obligations	101,948	—	—	—	101,948

Total	$106,872	$26,088	$116,872	$250,210	$500,042

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

The following table reflects the calculation of FFO reconciled from net income, net of preferred stock dividends for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands except per share data):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net income, net of preferred stock dividends	$2,179	$3,323	$(1,144)	(34.4)%	$10,612	$11,367	$(755)	(6.6)%
Gain on sales of real estate investments	(1,892)	—	(1,892)	n/a	(7,140)	(6,319)	(821)	13.0%
Depreciation and amortization
Depreciation and amortization from continuing operations	8,872	8,106	766	9.4%	25,214	23,961	1,253	5.2%
Non-real estate depreciation	(22)	(24)	2	(8.3)%	(65)	(79)	14	(17.7)%
Allocation to participating securities [1]	(78)	(96)	18	(18.8)%	(251)	(140)	(111)	79.3%

Funds from operations attributable to common stockholders [2]	$9,059	$11,309	$(2,250)	(19.9)%	$28,370	$28,790	$(420)	(1.5)%

Basic and diluted FFO per common share	$0.20	$0.26	$(0.06)	(23.1)%	$0.64	$0.67	$(0.03)	(4.5)%

Weighted average basic and diluted common shares	45,762,761	42,906,222			44,204,965	42,846,022

[1]	To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 397,114 and 300,016 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2016 and 2015, respectively, and to 399,019 and 187,990 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2016 and 2015, respectively.
[2]	Includes expensed acquisition costs of approximately $0.7 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $2.1 million and $3.7 million for the nine months ended September 30, 2016 and 2015.

FFO decreased by approximately $2.3 million for the three months ended September 30, 2016 compared to the same period from the prior year due primarily to performance share award expense of approximately $2.6 million for the three months ended September 30, 2016 compared to approximately $0.5 million for the three months ended September 30, 2015 and was partially offset by same store NOI growth of approximately $0.4 million for the three months ended September 30, 2016 compared to the same period from the prior year.

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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net income	$3,070	$4,214	$(1,144)	(27.1)%	$13,286	$14,041	$(755)	(5.4)%
Gain on sales of real estate investments	(1,892)	—	(1,892)	n/a	(7,140)	(6,319)	(821)	13.0%
Depreciation and amortization from continuing operations	8,872	8,106	766	9.4%	25,214	23,961	1,253	5.2%
Interest expense, including amortization	3,265	2,211	1,054	47.7%	9,411	6,544	2,867	43.8%
Loss on extinguishment of debt	239	—	239	n/a	239	—	239	n/a
Stock-based compensation	3,037	889	2,148	241.6%	5,970	3,571	2,399	67.2%
Acquisition costs	696	219	477	217.8%	2,139	3,651	(1,512)	(41.4)%

Adjusted EBITDA	$17,287	$15,639	$1,648	10.5%	$49,119	$45,449	$3,670	8.1%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of September 30, 2016 and since January 1, 2015 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of September 30, 2016. As of September 30, 2016, the same store pool consisted of 116 buildings aggregating approximately 8.6 million square feet representing approximately 73.9% of our total square feet owned and two improved land parcels containing 3.5 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net income [1]	$3,070	$4,214	$(1,144)	(27.1)%	$13,286	$14,041	$(755)	(5.4)%
Depreciation and amortization from continuing operations	8,872	8,106	766	9.4%	25,214	23,961	1,253	5.2%
General and administrative	5,566	3,175	2,391	75.3%	13,304	10,099	3,205	31.7%
Acquisition costs	696	219	477	217.8%	2,139	3,651	(1,512)	(41.4)%
Total other income and expenses	1,612	2,208	(596)	(27.0)%	2,491	211	2,280	1080.6%

Net operating income	19,816	17,922	1,894	10.6%	56,434	51,963	4,471	8.6%
Less non-same store NOI [2]	(4,859)	(3,362)	(1,497)	44.5%	(12,241)	(9,494)	(2,747)	28.9%

Same store NOI [3]	$14,957	$14,560	$397	2.7%	$44,193	$42,469	$1,724	4.1%

Less straight-line rents and amortization of lease intangibles [4]	(350)	(987)	637	(64.5)%	(1,938)	(3,260)	1,322	(40.6)%

Cash-basis same store NOI [3]	$14,607	$13,573	$1,034	7.6%	$42,255	$39,209	$3,046	7.8%

[1]	Includes approximately $0 and $0.2 million of lease termination income for the three months ended September 30, 2016 and 2015, respectively, and approximately $29,000 and $0.2 million of lease termination income for the nine months ended September 30, 2016 and 2015, respectively.
[2]	Includes 2015 and 2016 acquisitions as of September 30, 2016.
[3]	Includes approximately $0 and $37,000 of lease termination income for the three months ended September 30, 2016 and 2015, respectively, and approximately $29,000 and $0.1 million of lease termination income for the nine months ended September 30, 2016 and 2015, respectively.
[4]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $1.0 million and $3.0 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods from the prior year due primarily to same store consolidated occupancy at quarter end increasing to 97.9% as of September 30, 2016 as compared to 92.0% as of September 30, 2015. Contractual rent abatements of approximately $0.3 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $1.4 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively, were given to certain tenants in the same-store pool.

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

As of September 30, 2016, we had $170.0 million of borrowings outstanding under our Amended Facility. Of the $170.0 million outstanding on the Amended Facility, $150.0 million is subject to interest rate caps. See Note 7 in our condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 1.83% as of September 30, 2016. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.4 million annually on the total of the outstanding balances on our Amended Facility as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) Not Applicable.

(b) Not Applicable.

(c) Not Applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1	Fourth Amended and Restated Senior Credit Agreement, dated as of August 1, 2016, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, MUFG Union Bank, N.A., PNC Capital Markets LLC and Regions Capital Markets as joint lead arrangers and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 2, 2016 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 2, 2016.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 2, 2016.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated November 2, 2016.

32.1**	18 U.S.C. § 1350 Certification dated November 2, 2016.

32.2**	18 U.S.C. § 1350 Certification dated November 2, 2016.

32.3**	18 U.S.C. § 1350 Certification dated November 2, 2016.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

November 2, 2016	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

November 2, 2016	By:	/s/ Michael A. Coke
Michael A. Coke
President

November 2, 2016	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Fourth Amended and Restated Senior Credit Agreement, dated as of August 1, 2016, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, MUFG Union Bank, N.A., PNC Capital Markets LLC and Regions Capital Markets as joint lead arrangers and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 2, 2016 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 2, 2016.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 2, 2016.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated November 2, 2016.

32.1**	18 U.S.C. § 1350 Certification dated November 2, 2016.

32.2**	18 U.S.C. § 1350 Certification dated November 2, 2016.

32.3**	18 U.S.C. § 1350 Certification dated November 2, 2016.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.