Form 10-K
period 2016-12-31
Terreno Realty Corp
filed 2017-02-08
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold, as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter: $1,157,016,710. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant).

The registrant had 47,515,581 shares of its common stock, $0.01 par value per share, outstanding as of February 8, 2017.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its 2017 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2016 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K

for the Year Ended December 31, 2016

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, “seek”, “target”, “see”, “likely”, “position”, “opportunity”, “outlook”, and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

•	our ability to identify and acquire industrial properties on terms favorable to us;

•	general volatility of the capital markets and the market price of our common stock;

•	adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;

•	our dependence on key personnel and our reliance on third parties to property manage substantially all of our industrial properties;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	our ability to manage our growth effectively;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs;

•	declining real estate valuations and impairment charges;

•	our expected leverage, our failure to obtain necessary outside financing, and future debt service obligations;

•	our ability to make distributions to our stockholders;

•	our failure to successfully hedge against interest rate increases;

•	our failure to successfully operate acquired properties;

•	risks relating to our real estate redevelopment and expansion strategies and activities;

•	our failure to qualify or maintain our status as a real estate investment trust (“REIT”) and possible adverse changes to tax laws;

•	uninsured or underinsured losses and costs relating to our properties or that otherwise result from future litigation;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

PART I

Item 1.	Business.

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our company” or “the company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution (approximately 92.7% of our total portfolio square footage as of December 31, 2016), flex (including light industrial and research and development, or R&D) (approximately 5.7%) and trans-shipment (approximately 1.6%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2016, we owned 166 buildings aggregating approximately 12.0 million square feet and five improved land parcels consisting of 22.8 acres, which we purchased for an aggregate purchase price of approximately $1.2 billion. As of December 31, 2016, our properties were approximately 97.4% leased to 376 customers, the largest of which accounted for approximately 5.7% of our total annualized base rent.

We commenced operations upon completion of our initial public offering and a concurrent private placement of common stock to our executive management on February 16, 2010. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

Our Investment Strategy

We acquire, own and operate industrial properties in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./ Baltimore.

As described in more detail below, we invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate.

Industrial Facility General Characteristics

Warehouse / distribution (approximately 92.7% of our total portfolio square footage as of December 31, 2016)

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

Flex (including light industrial and R&D, approximately 5.7% of our total portfolio square footage as of December 31, 2016)

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

Trans-shipment (approximately 1.6% of our total portfolio square footage as of December 31, 2016)

•	Includes truck terminals and other trans-shipment facilities, which serve both single and multiple tenants

•	Typically has a high number of dock high doors, shallow bay depth and lower clear height

•	Staging for a high volume of truck activity and trailer storage

We selected our target markets by drawing upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, changes in technology, e-commerce, potential long term increases in carbon prices and other factors. We believe that our target markets have attractive long term investment attributes. We target assets with characteristics that include, but are not limited to, the following:

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

We have no current intention to acquire undeveloped industrial land or to pursue greenfield ground up development. However, we may pursue redevelopment and expansion opportunities of properties that we own, acquire properties with the intent to redevelop in the near-term, or acquire adjacent land to expand our existing facilities.

We expect that we will continue to acquire the significant majority of our investments as equity interests in individual properties, portfolios of properties or improved industrial land parcels which may be rented without a building in place. We may also acquire industrial properties through the acquisition of other corporations or entities that own industrial real estate. We will opportunistically target investments in debt secured by industrial real estate that would otherwise meet our investment criteria with the intention of ultimately acquiring the underlying real estate. We currently do not intend to target specific percentages of holdings of particular types of industrial properties. This expectation is based upon prevailing market conditions and may change over time in response to different prevailing market conditions.

The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2016, we have stabilized 49 properties.

We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of seven properties since inception for a cumulative sales price of approximately $83.1 million and a total gain of approximately $24.5 million.

Competitive Strengths

We believe we distinguish ourselves from our competitors through the following competitive advantages:

•

Focused Investment Strategy. We invest exclusively in six major coastal U.S. markets and focus on infill locations. We selected our six target markets based upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, changes in technology, e-commerce, potential long term increases in carbon prices and other factors. We have no current intention to acquire undeveloped land or pursue greenfield ground up development, but we may pursue redevelopment and expansion activities.

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

•	Commitment to Strong Corporate Governance. We are committed to strong corporate governance, as demonstrated by the following:

•	all members of our board of directors serve annual terms;

•	we have adopted a majority voting standard in non-contested director elections;

•	we have opted out of three Maryland anti-takeover provisions and, in the future, we may not opt back in to these provisions without stockholder approval;

•	we designed our ownership limits solely to protect our status as a REIT and not for the purpose of serving as an anti-takeover device; and

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

Our Corporate Structure

We are a Maryland corporation formed on November 6, 2009 and have been publicly held and subject to U.S. Security and Exchange Commission, or SEC, reporting obligations since 2010. We are not structured as an Umbrella Partnership Real Estate Investment Trust, or UPREIT, although we could put in place a similar structure to facilitate an acquisition if needed. We currently own our properties indirectly through subsidiaries and may utilize one or more taxable REIT subsidiaries as appropriate.

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

In general, we utilize local third party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues. As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on us, or (2) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. We were not aware of any significant or material exposures as of December 31, 2016 and 2015.

Employees

As of February 8, 2017, we have 19 employees. None of our employees is a member of any union.

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

Risks Related to Our Business and Our Properties

Our long-term growth will depend, in part, upon future acquisitions of properties, and we may be unable to consummate acquisitions on advantageous terms, the acquired properties may not perform as we expect, or we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations.

We intend to continue to acquire industrial properties in our six target markets. The acquisition of properties entails various risks, including the risks that our investments may not perform as well as we had expected, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. In addition, we cannot assure you of the availability of investment opportunities in our targeted markets at attractive pricing levels or at all. In the event that such opportunities are not available in our targeted markets as we expect, our ability to execute our business plan and realize our projections for growth may be materially adversely affected. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including pension funds and their advisors, bank and insurance company investment accounts, other public and private real estate investment companies, including other REITs, real estate limited partnerships, owner-users, individuals and other entities engaged in real estate investment activities, some of which have greater financial resources than we do and a greater ability to borrow funds to acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire properties as we desire or the purchase price may be significantly elevated.

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

•

the possibility of pre-existing undisclosed liabilities regarding acquired properties, including but not limited to environmental or asbestos liability, for which our insurance may be insufficient or for which we may be unable to secure insurance coverage;

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

If adverse conditions in the credit markets — in particular with respect to real estate — materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in industrial properties, including our ability to realize our projections for growth, will be limited if we cannot obtain additional financing on favorable terms or at all. In the future, we will rely on equity and debt financing, including issuances of common and perpetual preferred stock, borrowings under our revolving credit facility, term loans, issuances of unsecured debt securities and debt secured by individual properties or pools of properties, to finance our acquisition, redevelopment and expansion activities and for working capital. If we are unable to obtain equity or debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. Market conditions may make it difficult to obtain additional financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

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

We have made regular quarterly cash distributions (which we also refer to as dividends, in this Annual Report on Form 10-K and in the other documents we file with the SEC) to holders of our common stock and preferred stock, and we intend to continue to pay regular quarterly cash distributions. However, we bear all expenses incurred by our operations, and the funds generated by our operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such cash for working capital. Our ability to make distributions to our stockholders also will depend on our levels of retained cash flows, which we intend to use as a source of investment capital. We cannot assure our stockholders that sufficient funds will be available to pay distributions. Our corporate strategy is to fund the payment of quarterly distributions to our stockholders entirely from distributable cash flows. However, we may fund our quarterly distributions to our stockholders from a combination of available cash flows, net of recurring capital expenditures, and proceeds from borrowings and property dispositions. In the event we are unable to consistently fund future quarterly distributions to our stockholders entirely from distributable cash flows, the value of our shares may be negatively impacted.

We depend on key personnel.

Our success depends to a significant degree upon the contributions of certain key personnel, including but not limited to, our chairman and chief executive officer and our president, each of whom would be difficult to replace. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our senior management group or to attract suitable replacements should any members of the senior management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel.

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

In addition to general, regional, national and international economic conditions that may materially adversely affect our business and financial results, our operating performance will be materially adversely impacted by adverse economic conditions in the specific markets in which we operate and particularly in the markets in which we have significant concentrations of properties. For example, as of December 31, 2016, approximately 24.1% of our rentable square feet was located in Northern New Jersey/New York City, representing approximately 23.9% of our total annualized base rent and approximately 23.0% of our rentable square feet was located in Washington, D.C./Baltimore, representing approximately 23.9% of our total annualized base rent. See “Item 2 – Properties” in this Annual Report on Form 10-K for additional information regarding our ownership of properties in our markets. Any downturn in the economy in the real estate market or any of our markets and any failure to accurately predict the timing of any economic improvement in these markets could cause our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, to be materially adversely affected.

We may be unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire.

We cannot assure you that leases at our properties will be renewed or that such properties will be re-leased at net effective rental rates equal to or above the then current average net effective rental rates or at all. In addition, we may be required to grant concessions or fund improvements. If the rental rates for our properties decrease, our tenants do not renew their leases or we do not re-lease a significant portion of our available space, including vacant space resulting from tenant defaults, and space for which leases are scheduled to expire, our financial condition, results of operations, cash flows, cash available for distribution to stockholders, per share trading price of our common stock and preferred stock and our ability to satisfy our debt service obligations could be materially adversely affected. In addition, if we are unable to renew leases or re-lease a property, the resale value of that property could be diminished because the market value of a particular property will depend in part upon the value of the leases of such property.

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

We utilize local third party managers for day-to-day property management for substantially all of our properties.

In general, we prefer to utilize local third party managers for day-to-day property management, although we may directly manage other properties in the future. To the extent we utilize third party managers, our cash flows from our industrial properties may be adversely affected if our managers fail to provide quality services. In addition, our managers or their affiliates may manage, and in some cases may own, invest in or provide credit support or operating guarantees to industrial properties that compete with our industrial properties, which may result in conflicts of interest and decisions regarding the operation of our industrial properties that are not in our best interests.

Our real estate redevelopment or expansion strategies may not be successful.

In connection with our business strategy, we may pursue redevelopment opportunities or construct expansions or improvements of industrial properties that we own. We will be subject to risks associated with our redevelopment, renovation and expansion activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock and preferred stock. Such risks include the expenditure of money and time on projects that do not perform as expected; higher than estimated construction or operating costs, including labor and material costs; the inability to complete construction on the timeframe we expect; occupancy and rental rates that may not meet expectations; and the inability to obtain financing on favorable terms or at all to finance redevelopment and expansion projects.

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

Our business strategy contemplates the use of both non-recourse secured debt and unsecured debt to finance long-term growth. As of December 31, 2016, we had total debt, net of deferred financing costs, of approximately $415.3 million, which consisted of revolving credit facility borrowings, term loan borrowings, senior unsecured note borrowings and mortgage loans payable. While over the long-term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 40% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. Over the long-term, we also intend to maintain a fixed charge coverage ratio in excess of 2.0x and a debt-to-adjusted EBITDA ratio below 6.5x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness. Our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Our existing debt, and the incurrence of additional debt, could subject us to many risks, including the risks that:

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

Our $200.0 million revolving credit facility, our $150.0 million of term loans, our $150.0 million of senior unsecured notes and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, covenants that could limit our operations and our ability to make distributions to our stockholders.

We have a credit facility, which consists of a $200.0 million revolving credit facility that matures in August 2020, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. We also have $150.0 million of senior unsecured notes outstanding. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our revolving credit facility, our term loans and our senior unsecured notes. Our revolving credit facility, our term loans, our senior unsecured notes and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will limit or restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. For example, our credit facility restricts distributions if we are in default and otherwise limits our fiscal year distributions to 95% of our funds from operations. The covenants in our debt agreements may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders or obtain necessary funds. Given the restrictions in our debt covenants on these and other activities, we may be limited in our operating and financial flexibility and in our ability to respond to changes in our business or competitive activities in the future.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap contracts and swap agreements. For example, we have executed interest rate caps to hedge the variable cash flows associated with our $150.0 million of variable-rate term loans. These agreements have costs and involve the risks that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

The capital and credit markets have experienced extreme volatility and disruption in the past, which has at times made it more difficult to borrow money or raise equity capital. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all. In addition, our future access to the equity markets could be limited. Any such financing or refinancing issues could materially and adversely affect us. Market turmoil and tightening of credit, which have occurred in the past, can lead to an increased lack of consumer confidence and widespread reduction of business activity generally, which also could materially and adversely impact us, including our ability to acquire and dispose of assets on favorable terms or at all. Volatility in capital and credit markets may also have a material adverse effect on the market price of our common stock and preferred stock.

We may not acquire the industrial properties that we have entered into agreements to acquire with respect to which we have entered into non-binding letters of intent.

We have entered into agreements with third-party sellers to acquire three properties and one non-binding letter of intent with a third-party seller to acquire one industrial property as more fully described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract or non-binding letter of intent because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions, and, in addition, with respect to the property under non-binding letter of intent, our entry into a purchase and sale agreement. There is no assurance that such proposed acquisitions, if completed, will be completed on the timeframe we expect. If we do not complete the acquisition of the properties under contract and letter of intent, we will have incurred expenses without our stockholders realizing any benefit from the acquisition of such properties.

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

Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns over contributions to climate change. The United States Environmental Protection Agency, or EPA, has moved to regulate GHG emissions from large stationary sources, including electricity producers, and mobile sources, through fuel efficiency and other requirements, using its existing authority under the Clean Air Act. Moreover, certain state and regional programs are being implemented to require reductions in GHG emissions. Any additional taxation or regulation of energy use, including as a result of (i) the regulations that EPA has proposed or may propose in the future, (ii) state programs and regulations, or (iii) renewed GHG legislative efforts by future Congresses, could result in increased operating costs that we may not be able to effectively pass on to our tenants. In addition, any increased regulation of GHG emissions could impose substantial costs on our tenants. These costs include, for example, an increase in the cost of the fuel and other energy purchased by our tenants and capital costs associated with updating or replacing their trucks earlier than planned. Any such increased costs could impact the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.

We are exposed to the potential impacts of future climate change and climate-change related risks.

We may be exposed to potential physical risks from possible future changes in climate. Our properties may be exposed to rare catastrophic weather events, such as severe storms or floods. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. Some of our properties may be subject to risks from rising sea levels if such rising were to occur.

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

We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, in the future, only upon the approval of our stockholders, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, only upon the approval of our stockholders, by amendment to our bylaws, opt in to the control share provisions of the MGCL. Our board of directors has also adopted a resolution prohibiting us from electing to be subject to the provisions of Title 3, Subtitle 8 of the MGCL that would permit our board of directors to classify the board without stockholder approval. Such provisions of Title 3, Subtitle 8 of the MGCL could have an anti-takeover effect. We may only elect to be subject to the classified board provisions of Title 3, Subtitle 8 after first obtaining the approval of our stockholders.

In addition, the provisions of our charter on removal of directors and the advance notice provisions of our bylaws could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Likewise, if our company’s board of directors, with stockholder approval, as applicable, were to opt in to the business combination provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL, or if the provision in our bylaws opting out of the control share acquisition provisions of the MGCL were rescinded by our board of directors and our stockholders, these provisions of the MGCL could have similar anti-takeover effects.

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

The market value of the equity securities of a REIT is based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and upon the real estate market value of the underlying assets. Our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flows for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock. In addition, the price of our common stock and our preferred stock will be influenced by the dividend yield on the common stock and preferred stock relative to market interest rates and the dividend yields of other REITs. An increase in market interest rates, which are currently at low levels relative to historical rates, could cause the market price of our common stock or our preferred stock to go down. The trading price of the shares of common stock and preferred stock will also depend on many other factors, which may change from time to time, including:

•	the market for similar securities;

•	the attractiveness of REIT securities in comparison to the securities of other companies, taking into account, among other things, the higher tax rates imposed on dividends paid by REITs;

•	government legislation, action or regulation;

•	our issuance of debt or preferred equity securities;

•	changes in earnings estimates by analysts and our ability to meet analysts’ earnings estimates;

•	general economic conditions; and

•	our financial condition, performance and prospects.

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

•	publication of research reports about us or the real estate industry;

•	changes in earnings estimates by analysts;

•	our ability to meet analysts’ earnings estimates;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	the market for similar securities issued by REITs;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	our compliance with generally accepted accounting principles;

•	our compliance with applicable laws and regulations and the listing requirements of the New York Stock Exchange;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K; and

•	general market, including capital market and real estate market and economic conditions.

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

As of December 31, 2016, we owned 166 buildings aggregating approximately 12.0 million square feet and five improved land parcels consisting of 22.8 acres. The properties are located in Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. As of December 31, 2016, our properties were approximately 97.4% leased to 376 customers, the largest of which accounted for approximately 5.7% of our total annualized base rent. We own several types of industrial real estate, including warehouse/distribution (approximately 92.7% of our total portfolio square footage as of December 31, 2016), flex (including light industrial and R&D) (approximately 5.7%) and trans-shipment (approximately 1.6%). See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in this Annual Report on Form 10-K for a general description of these types of industrial real estate. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K, for a detailed listing of our properties.

The following table summarizes by market our investments in real estate as of December 31, 2016:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of December 31, 2016	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s) [3]
Los Angeles	17	1,614,761	13.5%	99.6%	$13,234	13.9%	$8.23	3.8	$194,758
Northern New Jersey/New York City	47	2,892,524	24.1%	98.5%	22,647	23.9%	7.95	4.3	328,004
San Francisco Bay Area	26	1,327,777	11.1%	91.5%	12,739	13.4%	10.48	5.4	192,210
Seattle	21	1,526,648	12.7%	99.5%	10,398	11.0%	6.84	3.8	156,193
Miami	28	1,877,197	15.6%	94.9%	13,145	13.9%	7.38	3.9	164,414
Washington, D.C./Baltimore	27	2,758,577	23.0%	98.2%	22,622	23.9%	8.35	4.3	307,459

Total/Weighted Average	166	11,997,484	100.0%	97.4%	$94,785	100.0%	$8.11	4.2	$1,343,038

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2016, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2016, weighted by the respective square footage.
[3]	Includes 22.8 acres of improved land as discussed below.

We also own five improved land parcels totaling approximately 22.8 acres that are 93.8% leased to five tenants. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may redevelop such land either by expansion of adjacent buildings or the construction of new buildings.

The following table summarizes by market our investments in improved land as of December 31, 2016:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of December 31, 2016	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	2	2.6	11.4%	45.8%	$150	8.7%	$2.88	2.8
Northern New Jersey/New York City	1	4.5	19.7%	100.0%	649	37.7%	3.31	10.0
San Francisco Bay Area	—	—	0.0%	—	—	0.0%	—	—
Seattle	—	—	0.0%	—	—	0.0%	—	—
Miami	1	2.3	10.1%	100.0%	202	11.8%	2.02	2.7
Washington, D.C./Baltimore	1	13.4	58.8%	100.0%	720	41.8%	1.24	3.3

Total/Weighted Average	5	22.8	100.0%	93.8%	$1,721	100.0%	$1.73	4.5

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2016, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2016, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three months and years ended December 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2016	2015	2016	2015
Building improvements	$2,862	$3,823	$11,621	$11,140
Tenant improvements	3,121	1,030	8,398	4,248
Leasing commissions	2,638	2,714	9,613	6,092
Redevelopment and expansion	—	1,129	15,641	1,835

Total capital expenditures [1]	$8,621	$8,696	$45,273	$23,315

[1]

Includes approximately $5.2 million and $5.3 million for the three months ended December 31, 2016 and 2015, respectively, and approximately $35.2 million and $12.6 million for the years ended December 31, 2016 and 2015, respectively, related to leasing acquired vacancy and renovation projects (stabilization capital) at 14 and 13 properties for the three months ended December 31, 2016 and 2015, respectively, and 25 and 17 properties for the years ended December 31, 2016 and 2015, respectively.

The following table summarizes the anticipated lease expirations for leases in place at December 31, 2016, without giving effect to renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2]	% of Total Annualized Base Rent
2017 [1]	1,110,483	9.3%	$10,618	10.0%
2018	1,414,125	11.8%	11,839	11.2%
2019	2,070,713	17.3%	16,258	15.4%
2020	1,564,779	13.0%	13,080	12.4%
2021	2,098,928	17.5%	17,156	16.2%
Thereafter	3,423,924	28.5%	37,031	34.8%

Total	11,682,952	97.4%	$105,982	100.0%

[1]	Includes leases that expire on or after December 31, 2016.
[2]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of December 31, 2016, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of December 31, 2016, leases representing approximately 9.3% of the total rentable square footage of our portfolio are scheduled to expire during the year ending December 31, 2017. We currently expect that on average, the rental rates we are likely to achieve on any new (re-leased) or renewed leases for our 2017 expirations will be above the rates currently being paid for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 89.9% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of December 31, 2016 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	FedEx Corporation	7	538,975	4.5%	$5,394	5.7%
2	United States Government	10	398,932	3.3%	4,819	5.1%
3	Danaher	3	171,707	1.4%	2,961	3.1%
4	H.D. Smith Wholesale Drug Company	1	211,418	1.8%	2,260	2.4%
5	Northrop Grumman Systems	2	199,866	1.7%	2,258	2.4%
6	District of Columbia	3	149,203	1.2%	1,600	1.7%
7	XPO Logistics	2	180,717	1.5%	1,497	1.6%
8	West Coast Warehouse	1	265,500	2.2%	1,468	1.5%
9	Synergy Custom Fixtures	1	301,983	2.5%	1,434	1.5%
10	Interior Specialists, Inc.	1	138,780	1.2%	1,327	1.4%
11	O’Neill Logistics	2	237,692	2.0%	1,323	1.4%
12	YRC	2	61,252	0.5%	1,318	1.4%
13	Miami International Freight Systems	1	192,454	1.6%	1,245	1.3%
14	Space Systems/Loral LLC	2	107,060	0.9%	1,107	1.2%
15	Avborne Accessory Group	1	137,594	1.1%	1,091	1.1%
16	United Legwear Company	1	161,610	1.4%	1,069	1.1%
17	Amazon.com	1	158,168	1.3%	1,044	1.1%
18	Bar Logistics	2	156,204	1.3%	937	1.0%
19	JAM’N Logistics	1	110,336	0.9%	936	1.0%
20	Home Depot	1	192,000	1.6%	930	1.0%

	Total	45	4,071,451	33.9%	$36,018	38.0%

[1]	Annualized base rent is calculated as monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2016, multiplied by 12.

As of December 31, 2016, 10 of our properties with a net investment book value of approximately $144.4 million were encumbered by mortgage loans payable, including premiums and net of deferred financing costs, totaling approximately $66.6 million, which bear interest at a weighted average fixed annual rate of 4.0%.

Item 3.	Legal Proceedings.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TRNO”. The following table sets forth, for the indicated periods, the high and low sale prices for our common stock, as reported on the NYSE and the per share dividends declared:

Year	High	Low	Dividend per common share
2016
First Quarter	$23.81	$20.67	$0.18
Second Quarter	25.59	21.98	0.18
Third Quarter	28.12	25.35	0.20
Fourth Quarter	28.83	24.91	0.20
2015
First Quarter	$23.89	$21.14	$0.16
Second Quarter	23.19	19.40	0.16
Third Quarter	21.65	19.59	0.16
Fourth Quarter	23.48	19.39	0.18

As of January 20, 2017, there were approximately 14,924 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.

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

The following table sets forth the cash dividends paid or payable during the years ended December 31, 2016 and 2015:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2016	Common stock	$0.180000	February 9, 2016	March 28, 2016	April 12, 2016
March 31, 2016	Preferred stock	$0.484375	February 9, 2016	March 10, 2016	March 31, 2016
June 30, 2016	Common stock	$0.180000	May 3, 2016	July 7, 2016	July 21, 2016
June 30, 2016	Preferred stock	$0.484375	May 3, 2016	June 10, 2016	June 30, 2016
September 30, 2016	Common stock	$0.200000	July 26, 2016	October 7, 2016	October 21, 2016
September 30, 2016	Preferred stock	$0.484375	July 26, 2016	September 9, 2016	September 30, 2016
December 31, 2016	Common stock	$0.200000	November 1, 2016	December 30, 2016	January 13, 2017
December 31, 2016	Preferred stock	$0.484375	November 1, 2016	December 9, 2016	December 30, 2016

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2015	Common stock	$0.160000	February 18, 2015	April 7, 2015	April 21, 2015
March 31, 2015	Preferred stock	$0.484375	February 18, 2015	March 10, 2015	March 31, 2015
June 30, 2015	Common stock	$0.160000	May 5, 2015	July 7, 2015	July 21, 2015
June 30, 2015	Preferred stock	$0.484375	May 5, 2015	June 11, 2015	June 30, 2015
September 30, 2015	Common stock	$0.160000	August 4, 2015	October 7, 2015	October 21, 2015
September 30, 2015	Preferred stock	$0.484375	August 4, 2015	September 10, 2015	September 30, 2015
December 31, 2015	Common stock	$0.180000	November 3, 2015	December 31, 2015	January 14, 2016
December 31, 2015	Preferred stock	$0.484375	November 3, 2015	December 10, 2015	December 31, 2015

Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 31, 2011 to December 31, 2016 with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on December 31, 2011 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the company specifically incorporates it by reference into such filing.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data derived from our audited consolidated financial statements as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K beginning on page F-1 and with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Data
Total revenues	$108,418	$95,895	$68,875	$45,529	$29,335
Total costs and expenses	87,172	82,240	51,567	36,973	25,931
Gain on sales of real estate investments	7,140	10,567	—	—	—
Income (loss) from continuing operations	15,118	14,601	10,718	2,451	(2,031)
Income from discontinued operations	—	—	—	1,412	2,059
Gain on sales of real estate investments	—	—	—	2,778	4,037
Net income available to common stockholders, net of preferred stock dividends	11,458	10,958	7,126	3,056	2,437
Earnings per Common Share - Basic and Diluted:
Income (loss) from continuing operations available to common stockholders, net of preferred stock dividends	$0.26	$0.26	$0.23	$(0.05)	$(0.28)
Income from discontinued operations	—	—	—	0.20	0.47

Net income available to common stockholders, net of preferred stock dividends	$0.26	$0.26	$0.23	$0.15	$0.19

Dividends declared per common share	$0.76	$0.66	$0.57	$0.51	$0.46
Dividends declared per preferred share	1.94	1.94	1.94	1.94	0.87
Basic and Diluted Weighted Average Common Shares Outstanding	44,725,936	42,861,276	30,433,017	21,011,276	13,135,440
Other Data
Funds from operations [1]	$38,391	$36,172	$26,097	$12,689	$7,435
Basic and diluted FFO per common share [1]	0.86	0.84	0.86	0.60	0.57
Cash flows provided by (used in):
Operating activities	$49,241	$42,068	$29,321	$13,495	$9,749
Investing activities	(151,241)	(255,359)	(249,916)	(201,865)	(160,180)
Financing activities	93,758	45,140	404,207	189,429	153,112
Balance Sheet Data
Investments in real estate at cost [2]	$1,343,038	$1,179,920	$901,273	$651,839	$445,348
Total assets	1,278,981	1,152,138	1,074,735	644,165	444,192
Total debt	415,327	381,475	302,470	190,472	178,170
Total stockholders’ equity	811,805	733,082	747,036	438,835	255,274

[1]	See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures,” in this Annual Report on Form 10-K for a reconciliation to net income, net of preferred stock dividends and a discussion of why we believe funds from operations, or FFO, is a useful supplemental measure of operating performance, ways in which investors might use FFO when assessing our financial performance, and FFO’s limitations as a measurement tool.
[2]

Excludes one property held for sale with a gross book value of approximately $6.3 million as of December 31, 2015 and one property held for sale with a gross book value of approximately $6.9 million as of December 31, 2014.

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

Overview

We acquire, own and operate industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution (approximately 92.7% of our total portfolio square footage as of December 31, 2016), flex (including light industrial and R&D) (approximately 5.7%) and trans-shipment (approximately 1.6%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. As of December 31, 2016, we owned 166 buildings aggregating approximately 12.0 million square feet and five improved land parcels consisting of 22.8 acres, which we purchased for an aggregate purchase price of approximately $1.2 billion. As of December 31, 2016, our properties were approximately 97.4% leased to 376 customers, the largest of which accounted for approximately 5.7% of our total annualized base rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2010.

Our Investment Strategy

We acquire, own and operate industrial properties in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and trans-shipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate.

We selected our target markets by drawing upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, changes in technology, e-commerce, potential long term increases in carbon prices and other factors. We believe that our target markets have attractive long term investment attributes. We target assets with characteristics that include, but are not limited to, the following:

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

In general, we prefer to utilize local third party property managers for day-to-day property management and as a source of acquisition opportunities. We believe outsourcing property management is cost effective and provides us with operational flexibility. We may directly manage properties in the future if we determine such direct property management is in our best interest.

We have no current intention to acquire undeveloped industrial land or to pursue greenfield ground up development. However, we may pursue redevelopment and expansion opportunities of properties that we own, acquire properties with the intent to redevelop in the near-term, or acquire adjacent land to expand our existing facilities.

We expect that we will continue to acquire the significant majority of our investments as equity interests in individual properties, portfolios of properties or improved industrial land parcels which may be rented without a building in place. We may also acquire industrial properties through the acquisition of other corporations or entities that own industrial real estate. We will opportunistically target investments in debt secured by industrial real estate that would otherwise meet our investment criteria with the intention of ultimately acquiring the underlying real estate. We currently do not intend to target specific percentages of holdings of particular types of industrial properties. This expectation is based upon prevailing market conditions and may change over time in response to different prevailing market conditions.

The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2016, we have stabilized 49 properties.

We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value and/or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of seven properties since inception for a cumulative sales price of approximately $83.1 million and a total gain of approximately $24.5 million.

2016 Developments

Acquisition Activity

During 2016, we acquired 19 industrial buildings containing approximately 853,000 square feet and two improved land parcels consisting of approximately 17.9 acres for a total purchase price of approximately $129.2 million. The properties and improved land parcels were acquired from unrelated third parties using existing cash on hand, proceeds from property sales, proceeds from the issuance of common stock and proceeds from borrowings on our revolving credit facility. The following table sets forth the industrial properties we acquired during 2016:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
4930 3rd Avenue South	Seattle, WA	January 25, 2016	1	35,480	$6,500	6.3%
221 Michele	South San Francisco, CA	March 4, 2016	1	30,000	5,250	5.9%
12950 SW South River	Medley, FL	March 11, 2016	1	60,000	6,000	5.6%
901 North [3]	Elizabeth, NJ	March 24, 2016	—	—	9,283	5.9%
Lund	Auburn, WA	April 21, 2016	1	66,942	7,350	5.1%
NW 70th II	Miami, FL	May 4, 2016	1	53,558	6,355	6.3%
Denver	Seattle, WA	May 6, 2016	1	24,917	4,741	5.5%
Wilson	Newark, NJ	June 10, 2016	1	16,600	2,500	6.3%
New Ridge [4]	Hanover, MD	July 12, 2016	—	—	8,200	7.9%
Hampton Overlook	Capitol Heights, MD	August 4, 2016	3	134,919	14,104	6.9%
Schoolhouse	Somerset, NJ	September 1, 2016	1	86,400	9,072	5.5%
709 Hindry	Inglewood, CA	September 19, 2016	1	22,190	5,150	3.5%
West 140th	San Leandro, CA	October 20, 2016	2	100,494	15,875	5.2%
74th North Bergen	North Bergen, NJ	November 1, 2016	1	25,041	4,750	5.7%
NW 70th III	Miami, FL	November 2, 2016	1	55,000	6,100	5.3%
Paterson Plank	Carlstadt, NJ	November 16, 2016	1	31,415	5,000	6.6%
NW 74th	Miami, FL	December 16, 2016	1	64,575	6,288	5.4%
Business Parkway	Lanham, MD	December 21, 2016	1	45,000	6,700	5.9%

Total/Weighted Average			19	852,531	$129,218	5.9%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $130.9 million.
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

[3]	Represents an improved land parcel containing approximately 4.5 acres.
[4]	Represents an improved land parcel containing approximately 13.4 acres.

Disposition Activity

During 2016, we sold three properties for a cumulative sales price of approximately $22.5 million, resulting in a total gain of approximately $7.1 million. We sold one property located in the San Francisco Bay Area market for a sales price of approximately $8.2 million, resulting in a gain of approximately $2.7 million, one property located in the Washington, D.C./Baltimore market for a sales price of approximately $8.2 million, resulting in a gain of approximately $2.5 million and one property located in the Miami market for a sales price of approximately $6.1 million, resulting in a gain of approximately $1.9 million.

Redevelopment Activity

During 2016, we completed redevelopment of our South Main property in Carson, California. We demolished three buildings totaling approximately 186,000 square feet, and we constructed a new front-load industrial distribution building containing approximately 210,000 square feet and renovated an existing approximately 34,000 square foot office building. The property is 100% leased and the redevelopment cost was approximately $17.8 million for a total investment of approximately $39.3 million, excluding approximately $2.3 million of intangible liabilities.

ATM Program

During December 2016 we entered into a new at-the-market equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $150.0 million in amounts and at times as we determine from time to time. Prior to the implementation of the new ATM Program, we had a $100.0 million ATM program (the “Prior ATM Program”), which was fully utilized as of December 31, 2016. During 2016, we issued an aggregate of 3,991,830 shares of common stock common stock at a weighted average offering price of $25.39 per share under the ATM Program and the Prior ATM program, resulting in net proceeds of approximately $99.9 million and paying total compensation to the applicable sales agents of approximately $1.5 million. As of December 31, 2016, we had shares of common stock having an aggregate offering price of up to $145.5 million available for issuance under the ATM Program.

Senior Unsecured Notes and Amendment to Credit Facility

On July 7, 2016, we issued in a private placement $50.0 million of senior unsecured notes (the “Ten-Year Senior Unsecured Notes”) with a ten-year term. The Ten-Year Senior Unsecured Notes bear interest at a fixed annual interest rate of 3.99% and mature in July 2026. The proceeds from the issuance were used to repay the previously outstanding $50.0 million term loan that was to mature in May 2021, and the related unamortized deferred financing costs of $0.2 million were written off to loss on extinguishment of debt.

On August 1, 2016, we entered into a Fourth Amended and Restated Senior Credit Agreement (the “Amended Facility”), to increase the unsecured revolving credit facility from $100.0 million to $200.0 million and extend its maturity to August 2020 (previously May 2018), to extend the maturity of our $50.0 million term loan to August 2021 (previously May 2019), to extend the maturity of our $100.0 million term loan to January 2022 (previously March 2020) and to repay the previously outstanding $50.0 million term loan that was to mature in May 2021. As of December 31, 2016 and 2015, there was $51.5 million and $0, respectively, of borrowings outstanding on the revolving credit facility and $150.0 million and $200.0 million, respectively, of borrowings outstanding on the term loans. We have three interest rate caps to hedge the variable cash flows associated with our existing $150.0 million of variable-rate term loans. See “Note 8-Derivative Financial Instruments” in our notes to consolidated financial statements in this Annual Report on Form 10-K for more information regarding our interest rate caps.

The aggregate amount of the Amended Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $150.0 million term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of December 31, 2016) for the revolving credit facility (previously 1.50% to 2.05%) and 1.30% to 1.85% (1.30% as of as of December 31,

2016) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022 (previously 1.50% to 2.05%), depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Amended Facility.

The Amended Facility and the Ten-Year Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Ten-Year Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Ten-Year Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of December 31, 2016 and 2015.

Share Repurchase Program

On November 1, 2016, our Board of Directors approved an extension of the share repurchase program authorizing us to repurchase up to 2,000,000 shares of our outstanding common stock from time to time through December 31, 2018. Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2016, we have not repurchased any shares of stock pursuant to our share repurchase authorization.

Dividend and Distribution Activity

The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2016:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2016	Common stock	$0.180000	February 9, 2016	March 28, 2016	April 12, 2016
March 31, 2016	Preferred stock	$0.484375	February 9, 2016	March 10, 2016	March 31, 2016
June 30, 2016	Common stock	$0.180000	May 3, 2016	July 7, 2016	July 21, 2016
June 30, 2016	Preferred stock	$0.484375	May 3, 2016	June 10, 2016	June 30, 2016
September 30, 2016	Common stock	$0.200000	July 26, 2016	October 7, 2016	October 21, 2016
September 30, 2016	Preferred stock	$0.484375	July 26, 2016	September 9, 2016	September 30, 2016
December 31, 2016	Common stock	$0.200000	November 1, 2016	December 30, 2016	January 13, 2017
December 31, 2016	Preferred stock	$0.484375	November 1, 2016	December 9, 2016	December 30, 2016

Recent Developments

Acquisition Activity

Subsequent to December 31, 2016, we acquired two industrial buildings containing approximately 91,000 square feet for a total purchase price of approximately $14.9 million. The properties were acquired from unrelated third parties using cash on hand. The following table sets forth the wholly-owned industrial properties we acquired subsequent to December 31, 2016:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate
Acacia	Compton, CA	January 25, 2017	1	45,776	$7,103	4.9%
637 S. Lucile	Seattle, WA	February 3, 2017	1	45,320	7,750	6.0%

Total/Weighted Average			2	91,096	$14,853	5.5%

Contractual Commitments

As of February 8, 2017, we have three outstanding contracts with third-party sellers to acquire three industrial properties and one non-binding letter of intent with a third-party seller to acquire one industrial property as further described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract or non-binding letter of intent because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions, and, in addition, with respect to the property under non-binding letter of intent, our entry into a purchase and sale agreement.

Outlook

Current operating conditions in our six markets are excellent, the best we have seen since our initial public offering. We believe that on average, the rental rates we are likely to achieve on new or renewed leases for our 2017 expirations will be at or above the rates currently being paid for the same space. However, new speculative development continues. This new development will slow potential rent growth from what it would be without such new development. Macroeconomic conditions, while uncertain and impossible to accurately predict, appear favorable to us.

We see attractive acquisition opportunities and expect to acquire more in 2017 than we did in 2016. Nevertheless, our acquisition volume will be dependent on both the quality and pricing of the opportunity set and the price of our stock relative to NAV. Those conditions, not knowable in advance, will determine our results. We entered 2017 with our balance sheet well positioned for growth.

Over the intermediate term of the next four to five years, we expect to grow our portfolio to approximately $3 billion of assets up from approximately $1.8 billion today. This will utilize approximately $2 billion of equity up from approximately $1.3 billion today. We expect this to optimize our operating efficiency, increase our shareholder liquidity and maintain our investment grade credit rating. We remain mindful, however, that it is per share, rather than aggregate, results that matter.

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

Inflation

Although the U.S. economy has been experiencing relatively modest inflation rates recently, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has not had a significant impact on us in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, approximately 68.9% of our total rentable square feet expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 89.9% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

Our primary cash expenses consist of our property operating expenses, which include: real estate taxes, repairs and maintenance, management expenses, insurance, utilities, general and administrative expenses, which include compensation costs; except for compensation paid to our executives under our performance share award program, which are paid in shares of common stock, office expenses, professional fees and other administrative expenses, acquisition costs, which include third-party costs paid to brokers and consultants, and interest expense, primarily on mortgage loans and our credit facility and senior unsecured notes.

Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions at various times during the course of such periods. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition.

The analysis of our results below for the years ended December 31, 2016 and 2015 includes the changes attributable to same store properties. The same store pool for the comparison of the 2016 and 2015 fiscal years includes all properties that were owned and in operation as of December 31, 2016 and since January 1, 2015 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of December 31, 2016. As of December 31, 2016, the same store pool consisted of 116 buildings aggregating approximately 8.6 million square feet representing approximately 71.9% of our total square feet owned and three improved land parcels consisting of 4.9 acres. As of December 31, 2016, the non-same store properties, which we acquired or sold during 2015 and 2016, were held for sale or in redevelopment as of December 31, 2016, consisted of 50 buildings aggregating approximately 3.4 million square feet and two improved land parcels consisting of 17.9 acres. As of December 31, 2016 and 2015, the consolidated same store pool occupancy was approximately 99.0% and 92.6%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015:

	For the Year Ended December 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$64,820	$62,930	$1,890	3.0%
Non-same store operating properties [1]	20,198	12,969	7,229	55.7%

Total rental revenues	85,018	75,899	9,119	12.0%
Tenant expense reimbursements
Same store	18,008	16,990	1,018	6.0%
Non-same store operating properties [1]	5,392	3,006	2,386	79.4%

Total tenant expense reimbursements	23,400	19,996	3,404	17.0%

Total revenues	108,418	95,895	12,523	13.1%

Property operating expenses
Same store	23,195	23,066	129	0.6%
Non-same store operating properties [1]	7,130	3,589	3,541	98.7%

Total property operating expenses	30,325	26,655	3,670	13.8%

Net operating income [2]
Same store	59,633	56,854	2,779	4.9%
Non-same store operating properties [1]	18,460	12,386	6,074	49.0%

Total net operating income	$78,093	$69,240	$8,853	12.8%

Other costs and expenses
Depreciation and amortization	34,399	36,026	(1,627)	(4.5)%
General and administrative	19,319	14,846	4,473	30.1%
Acquisition costs	3,129	4,713	(1,584)	(33.6)%

Total other costs and expenses	56,847	55,585	1,262	2.3%

Other income (expense)
Interest and other income	24	18	6	33.3%
Interest expense, including amortization	(13,053)	(9,639)	(3,414)	35.4%
Loss on extinguishment of debt	(239)	—	(239)	n/a
Gain on sales of real estate investments	7,140	10,567	(3,427)	(32.4)%

Total other income and expenses	(6,128)	946	(7,074)	n/a

Net income	$15,118	$14,601	$517	3.5%

[1]	Includes 2015 and 2016 acquisitions and dispositions and two improved land parcels as of December 31, 2016.
[2]

Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $12.5 million for the year ended December 31, 2016 compared to the prior year due primarily to property acquisitions during 2015 and 2016 and increased average occupancy in the same store pool portfolio. The increase in same store revenues is primarily related to same store consolidated occupancy at year end increasing to 99.0% as of December 31, 2016 as compared to 92.6% as of December 31, 2015. For the quarter and year ended December 31, 2016, approximately $1.4 million and

$3.9 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $3.7 million during the year ended December 31, 2016 compared to the same period from the prior year. The increase in total property operating expenses was due primarily to an increase of approximately $3.5 million attributable to property acquisitions during 2015 and 2016.

Depreciation and amortization. Depreciation and amortization decreased approximately $1.6 million during the year ended December 31, 2016 compared to the same period from the prior year due to additional depreciation expense of approximately $4.0 million incurred during the year ended December 31, 2015 related to the redevelopment of our South Main Street property as a result of the reduction of the useful lives of the original buildings, offset by property acquisitions during 2015 and 2016.

General and administrative expenses. General and administrative expenses increased approximately $4.5 million for the year ended December 31, 2016 compared to the same period from the prior year due primarily to an increase of approximately $2.8 million in performance share award expense, which varies quarter to quarter based on our relative share price performance. Performance share award expense for the year ended December 31, 2016 was approximately $7.3 million as compared to approximately $4.5 million for the prior year period as a result of our total shareholder return outperforming the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index over the prior three year period.

Acquisition costs. Acquisition costs decreased by approximately $1.6 million for the year ended December 31, 2016 from the prior year due to a lower volume of property acquisitions during the year ended December 31, 2016 as compared to the prior year.

Interest and other income. Interest and other income increased approximately $6,000 for the year ended December 31, 2016 compared to the same period from the prior year.

Interest expense, including amortization. Interest expense increased approximately $3.4 million for the year ended December 31, 2016 compared to the prior year due primarily to an increase in our average outstanding borrowings.

The analysis of our results below for the years ended December 31, 2015 and 2014 includes the changes attributable to same store properties. The same store pool for the comparison of the 2015 and 2014 fiscal years includes all properties that were owned and in operation as of December 31, 2015 and since January 1, 2014 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of December 31, 2015. As of December 31, 2015, the same store pool consisted of 89 buildings aggregating approximately 6.3 million square feet representing 57.0% of our total square feet owned and two improved land parcels consisting of 3.7 acres. As of December 31, 2015, the non-same store properties, which we acquired or sold during 2014 and 2015, were held for sale or in redevelopment as of December 31, 2015, consisted of 59 buildings aggregating approximately 4.8 million square feet, one redevelopment property containing approximately 0.2 million square feet and one improved land parcel consisting of 1.2 acres. As of December 31, 2015 and 2014, the consolidated same store pool occupancy was approximately 94.4% and 95.4%, respectively.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014:

	For the Year Ended December 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$48,036	$45,741	$2,295	5.0%
Non-same store operating properties [1]	27,863	8,387	19,476	232.2%

Total rental revenues	75,899	54,128	21,771	40.2%
Tenant expense reimbursements
Same store	12,549	12,357	192	1.6%
Non-same store operating properties [1]	7,447	2,390	5,057	211.6%

Total tenant expense reimbursements	19,996	14,747	5,249	35.6%

Total revenues	95,895	68,875	27,020	39.2%

Property operating expenses
Same store	17,485	16,494	991	6.0%
Non-same store operating properties [1]	9,170	2,667	6,503	243.8%

Total property operating expenses	26,655	19,161	7,494	39.1%

Net operating income [2]
Same store	43,100	41,604	1,496	3.6%
Non-same store operating properties [1]	26,140	8,110	18,030	222.3%

Total net operating income	$69,240	$49,714	$19,526	39.3%

Other costs and expenses
Depreciation and amortization	36,026	19,170	16,856	87.9%
General and administrative	14,846	9,496	5,350	56.3%
Acquisition costs	4,713	3,740	973	26.0%

Total other costs and expenses	55,585	32,406	23,179	71.5%

Other income (expense)
Interest and other income	18	1	17	1700.0%
Interest expense, including amortization	(9,639)	(6,591)	(3,048)	46.2%
Loss on extinguishment of debt	—	—	—	n/a
Gain on sales of real estate investments	10,567	—	10,567	n/a

Total other income and expenses	946	(6,590)	7,536	n/a

Net income	$14,601	$10,718	$3,883	36.2%

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

General and administrative expenses. General and administrative expenses increased approximately $5.4 million for the year ended December 31, 2015 compared to the same period from the prior year due primarily to an increase in the accrued performance share awards of approximately $3.8 million, which varies quarter to quarter based on our relative share price performance, and increased compensation expense and professional fees as compared to the prior year period. Performance share award expense for the year ended December 31, 2015 was approximately $4.5 million as compared to approximately $0.7 million for the prior year period as a result of our total shareholder return outperforming the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index over the prior three year period.

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

We have an ATM Program pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $150.0 million in amounts and at times as we determine from time to time. Actual sales, if any, will depend on a variety of factors to be determined by our company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us. During the year ended December 31, 2016, we issued an aggregate of 3,991,830 shares of common stock at a weighted average offering price of $25.39 per share under the ATM Program and the Prior ATM Program, resulting in net proceeds of approximately $99.9 million and paying total compensation to the applicable sales agents of approximately $1.5 million. As of December 31, 2016, we had shares of common stock having an aggregate offering price of up to $145.5 million available for issuance under the ATM Program.

On July 7, 2016, we issued in a private placement $50.0 million of senior unsecured notes with a ten-year term that bear interest at a fixed annual interest rate of 3.99% and mature in July 2026. The proceeds from the issuance were used to repay the previously outstanding $50.0 million term loan that was to mature in May 2021, and the related unamortized deferred financing costs of $0.2 million were written off to loss on extinguishment of debt. As of December 31, 2016, we had $50.0 million of senior unsecured notes that mature in September 2022, $50.0 million of senior unsecured notes that mature in July 2026, and $50.0 million of senior unsecured notes that mature in October 2027 (collectively the “Senior Unsecured Notes”).

On August 1, 2016, we entered into the Amended Facility, to increase the unsecured revolving credit facility from $100.0 million to $200.0 million and extend its maturity to August 2020 (previously May 2018), to extend the maturity of our $50.0 million term loan to August 2021 (previously May 2019), to extend the maturity of our $100.0 million term loan to January 2022 (previously March 2020) and to repay the previously outstanding $50.0 million term loan that was to mature in May 2021. As of December 31, 2016 and 2015, there was $51.5 million and $0, respectively, of borrowings outstanding on the revolving credit facility and $150.0 million and $200.0 million, respectively, of borrowings outstanding on the term loans. We have three interest rate caps to hedge the variable cash flows associated with our existing $150.0 million of variable-rate term loans. See

“Note 8-Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps.

The aggregate amount of the Amended Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $150.0 million term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of December 31, 2016) for the revolving credit facility (previously 1.50% to 2.05%) and 1.30% to 1.85% (1.30% as of as of December 31, 2016) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022 (previously 1.50% to 2.05%), depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Amended Facility.

The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of December 31, 2016 and 2015.

As of December 31, 2016 and 2015, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $66.6 million and $83.5 million, respectively, and held cash and cash equivalents totaling approximately $14.2 million and $22.5 million, respectively.

The following table summarizes our debt maturities and principal payments as of and for the year ended December 31, 2016, and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the years ended December 31, 2016 and 2015 (dollars in thousands – except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2017	$—	$—	$—	$1,917	$1,917
2018	—	—	—	1,910	1,910
2019	—	—	—	18,805	18,805
2020	51,500	—	—	33,077	84,577
2021	—	50,000	—	11,271	61,271
Thereafter	—	100,000	150,000	—	250,000

Subtotal	51,500	150,000	150,000	66,980	418,480
Unamortized net premiums	—	—	—	—	—

Total Debt	51,500	150,000	150,000	66,980	418,480
Deferred financing costs, net	—	(1,384)	(1,406)	(363)	(3,153)

Total Debt, net	$51,500	$148,616	$148,594	$66,617	$415,327

Weighted Average Interest Rate	2.0%	1.9%	4.3%	4.0%	3.1%

	2016	2015
Common Stock
Shares Outstanding [1]	47,414,365	43,310,272
Market Price [2]	$28.49	$22.62

Market Value	1,350,835	979,678
Preferred Stock ($25.00 per share liquidation preference)	46,000	46,000

Total Equity	1,396,835	1,025,678

Total Market Capitalization	$1,812,162	$1,407,153

Total Debt-to-Total Investments in Properties [3]	30.9%	32.2%
Total Debt-to-Total Market Capitalization [4]	22.9%	27.1%
Total Debt and Preferred Stock-to-Total Market Capitalization [5]	25.5%	30.4%
Floating Rate Debt as a % of Total Debt [6]	48.2%	52.2%
Adjusted EBITDA [7]	$68,242	$60,493
Interest Coverage [8]	5.2 x	6.3 x
Fixed Charge Coverage [9]	4.0 x	4.5 x
Total Debt-to-Adjusted EBITDA [10]	5.4 x	6.3 x
Total Debt and Preferred Stock-to-Adjusted EBITDA [11]	6.0 x	7.1 x
Weighted Average Maturity of Total Debt (years)	5.8	5.4

[1]	Includes 395,281 and 403,468 shares of unvested restricted stock as of December 31, 2016 and 2015, respectively.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on December 31, 2016 and 2015, respectively, in dollars per share.
[3]

Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including properties held for sale with a gross book value of as of $0 and $6.3 million, as of December 31, 2016 and 2015 respectively.

[4]

Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of December 31, 2016 and 2015, respectively.

[5]

Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock at liquidation preference, divided by total market capitalization as of December 31, 2016 and 2015, respectively.

[6]

Floating rate debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.30% to 1.85%, depending on leverage as of December 31, 2016 and $50.0 million of our term loan borrowings with an interest rate cap of 4.0% plus 1.75% to 2.30%, depending on leverage, and $100.0 million of our term loan borrowings with interest rate caps of 4.0% plus 1.50% to 2.05%, depending on leverage as of December 31, 2015. See “Note 8 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps.

[7]

Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the years ended December 31, 2016 and 2015, respectively. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

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

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2016 and 2015.

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2016	Common stock	$0.180000	February 9, 2016	March 28, 2016	April 12, 2016
March 31, 2016	Preferred stock	$0.484375	February 9, 2016	March 10, 2016	March 31, 2016
June 30, 2016	Common stock	$0.180000	May 3, 2016	July 7, 2016	July 21, 2016
June 30, 2016	Preferred stock	$0.484375	May 3, 2016	June 10, 2016	June 30, 2016
September 30, 2016	Common stock	$0.200000	July 26, 2016	October 7, 2016	October 21, 2016
September 30, 2016	Preferred stock	$0.484375	July 26, 2016	September 9, 2016	September 30, 2016
December 31, 2016	Common stock	$0.200000	November 1, 2016	December 30, 2016	January 13, 2017
December 31, 2016	Preferred stock	$0.484375	November 1, 2016	December 9, 2016	December 30, 2016

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2015	Common stock	$0.160000	February 18, 2015	April 7, 2015	April 21, 2015
March 31, 2015	Preferred stock	$0.484375	February 18, 2015	March 10, 2015	March 31, 2015
June 30, 2015	Common stock	$0.160000	May 5, 2015	July 7, 2015	July 21, 2015
June 30, 2015	Preferred stock	$0.484375	May 5, 2015	June 11, 2015	June 30, 2015
September 30, 2015	Common stock	$0.160000	August 4, 2015	October 7, 2015	October 21, 2015
September 30, 2015	Preferred stock	$0.484375	August 4, 2015	September 10, 2015	September 30, 2015
December 31, 2015	Common stock	$0.180000	November 3, 2015	December 31, 2015	January 14, 2016
December 31, 2015	Preferred stock	$0.484375	November 3, 2015	December 10, 2015	December 31, 2015

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

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $49.2 million for the year ended December 31, 2016 compared to approximately $42.1 million for the year ended December 31, 2015. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from properties acquired during 2015 and 2016. The same store pool also provided additional cash flows due to an increase in occupancy during the year ended December 31, 2016 compared to the same period from the prior year.

Cash From Investing Activities. Net cash used in investing activities was approximately $151.2 million and $255.4 million, respectively, for the years ended December 31, 2016 and 2015, which consists primarily of cash paid for property acquisitions of $128.5 million and $263.2 million, respectively, and capital improvements of approximately $42.5 million and $20.4 million, respectively, offset by proceeds from sales of real estate investments of approximately $21.4 million and $23.7 million, respectively, for the years ended December 31, 2016 and 2015.

Cash From Financing Activities. Net cash provided by financing activities was approximately $93.8 million for the year ended December 31, 2016, which consists primarily of approximately $99.9 million in net common stock issuance proceeds and net borrowings on the revolving credit facility of approximately $51.5 million, offset by approximately $36.7 million in equity dividend payments and payments on mortgage loans payable of approximately $16.9 million. Net cash provided by financing activities was approximately $45.1 million for the year ended December 31, 2015, which consists primarily of approximately $100.0 million of borrowings in connection with our issuance of certain of our Senior Unsecured Notes, offset by approximately $31.1 million in equity dividend payments and payments on mortgage loans payable of approximately $24.8 million.

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

Capitalization of Costs. We capitalize costs directly related to the redevelopment, renovation and expansion of our investment in real estate. Costs associated with such projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the redevelopment or expansion project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes and insurance, if appropriate. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. Costs incurred for maintaining and repairing properties, which do not extend their useful lives, are expensed as incurred.

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

Discontinued Operations. We consider a property to be classified as discontinued operations when it meets the criteria established under Accounting Standards Update (“ASU”) 2014-08. Disposals that represent a strategic shift that should have or will have a major effect on our operations and financial results qualify as discontinued operations.

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

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles [1]	2	449,165	$31,700	$—
Northern New Jersey/New York City [2]	4	32,500	12,000	—
San Francisco Bay Area	—	—	—	—
Seattle	1	208,000	24,910	—
Miami	—	—	—	—
Washington, D.C./Baltimore	—	—	—	—

Total	7	689,665	$68,610	$—

[1]	Includes an improved land parcel consisting of 4.85 acres.
[2]	Includes two improved land parcels consisting of 1.33 acres.

As of February 8, 2017, we have executed one non-binding letter of intent with a third-party seller to acquire one industrial property. The total purchase price for this industrial property is approximately $3.9 million. In the normal course of business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.

The following table summarizes our contractual obligations due by period as of December 31, 2016 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$1,917	$20,715	$145,848	$250,000	$418,480
Debt interest payments	2,673	4,574	1,134	—	8,381
Operating lease commitments	252	522	547	140	1,461
Purchase obligations	68,610	—	—	—	68,610

Total	$73,452	$25,811	$147,529	$250,140	$496,932

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

The following table reflects the calculation of FFO reconciled from net income (loss), net of preferred stock dividends for the three months ended December 31, 2016, 2015 and 2014 and for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands except per share data):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Net (loss) income, net of preferred stock dividends	$941	$(331)	$1,272	n/a	$(331)	$1,883	$(2,214)	n/a
Gain on sales of real estate investments	—	(4,248)	4,248	n/a	(4,248)	—	(4,248)	n/a
Depreciation and amortization
Depreciation and amortization from continuing operations	9,185	12,065	(2,880)	(23.9)%	12,065	5,123	6,942	135.5%
Non-real estate depreciation	(21)	(23)	2	(8.7)%	(23)	(28)	5	(17.9)%
Allocation to participating securities [1]	(84)	(70)	(14)	20.0%	(70)	(25)	(45)	180.0%

Funds from operations attributable to common stockholders[2,3]	$10,021	$7,393	$2,628	35.5%	$7,393	$6,953	$440	6.3%

Basic and diluted FFO per common share	$0.22	$0.17	$0.05	29.4%	$0.17	$0.20	$(0.03)	(15.0)%

Weighted average basic and diluted common shares	46,277,521	42,906,538			42,906,538	35,381,477

	For the Year Ended December 31,				For the Year Ended December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Net income, net of preferred stock dividends	$11,553	$11,036	$517	4.7%	$11,036	$7,153	$3,883	54.3%
Gain on sales of real estate investments	(7,140)	(10,567)	3,427	(32.4)%	(10,567)	—	(10,567)	n/a
Depreciation and amortization
Depreciation and amortization from continuing operations	34,399	36,026	(1,627)	(4.5)%	36,026	19,170	16,856	87.9%
Non-real estate depreciation	(86)	(102)	16	(15.7)%	(102)	(101)	(1)	1.0%
Allocation to participating securities [1]	(335)	(221)	(114)	51.6%	(221)	(125)	(96)	76.8%

Funds from operations attributable to common stockholders [2,3]	$38,391	$36,172	$2,219	6.1%	$36,172	$26,097	$10,075	38.6%

Basic and diluted FFO per common share	$0.86	$0.84	$0.02	2.4%	$0.84	$0.86	$(0.02)	(2.3)%

Weighted average basic and diluted common shares	44,725,936	42,861,276			42,861,276	30,433,017

[1]

To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 396,855, 403,865 and 156,885 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2016, 2015 and 2014, respectively, and 398,475, 242,402 and 157,386 for the years ended December 31, 2016, 2015 and 2014, respectively.

[2]

Includes expensed acquisition costs of approximately $1.0 million, $1.1 million and $2.0 million for the three months ended December 31, 2016, 2015 and 2014, respectively, and approximately $3.1 million, $4.7 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

[3]

Includes performance share award expense (income) of approximately $3.0 million, $2.0 million and $(0.5) million for the three months ended December 31, 2016, 2015, and 2014, respectively, and approximately $7.3 million, $4.5 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, which varies quarter to quarter based our total shareholder return outperforming the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index over the prior three year period. See “Note 10 – Stockholders’ Equity” in our notes to consolidated financial statements for more information regarding our performance share awards.

We compute Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, gain on sales of real estate investments, acquisition costs and stock-based compensation. We believe that presenting Adjusted EBITDA provides useful information to investors regarding our operating performance because it is a measure of our operations on an unleveraged basis before the effects of tax, gain (loss) on sales of real estate investments, non-cash depreciation and amortization expense, acquisition costs and stock-based compensation. By excluding interest expense, Adjusted EBITDA allows investors to measure our operating performance independent of our capital structure and indebtedness and, therefore, allows for more meaningful comparison of our operating performance between quarters and other interim periods as well as annual periods and for the comparison of our operating performance to that of other companies, both in the real estate industry and in other industries. As we are currently in a growth phase, acquisition costs are excluded from Adjusted EBITDA to allow for the comparison of our operating performance to that of stabilized companies.

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months ended December 31, 2016, 2015 and 2014 and for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Net income	$1,832	$560	$1,272	227.1%	$560	$2,774	$(2,214)	(79.8)%
Gain on sales of real estate investments	—	(4,248)	4,248	n/a	(4,248)	—	(4,248)	n/a
Depreciation and amortization from continuing operations	9,185	12,065	(2,880)	(23.9)%	12,065	5,123	6,942	135.5%
Interest expense, including amortization	3,642	3,095	547	17.7%	3,095	1,869	1,226	65.6%
Loss on extinguishment of debt	—	—	—	n/a	—	—	—	n/a
Stock-based compensation	3,474	2,510	964	38.4%	2,510	(247)	2,757	n/a
Acquisition costs	990	1,062	(72)	(6.8)%	1,062	1,968	(906)	(46.0)%

Adjusted EBITDA	$19,123	$15,044	$4,079	27.1%	$15,044	$11,487	$3,557	31.0%

	For the Year Ended December 31,				For the Year Ended December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Net income	$15,118	$14,601	$517	3.5%	$14,601	$10,718	$3,883	36.2%
Gain on sales of real estate investments	(7,140)	(10,567)	3,427	(32.4)%	(10,567)	—	(10,567)	n/a
Depreciation and amortization from continuing operations	34,399	36,026	(1,627)	(4.5)%	36,026	19,170	16,856	87.9%
Interest expense, including amortization	13,053	9,639	3,414	35.4%	9,639	6,591	3,048	46.2%
Loss on extinguishment of debt	239	—	239	n/a	—	—	—	n/a
Stock-based compensation	9,444	6,081	3,363	55.3%	6,081	2,060	4,021	195.2%
Acquisition costs	3,129	4,713	(1,584)	(33.6)%	4,713	3,740	973	26.0%

Adjusted EBITDA	$68,242	$60,493	$7,749	12.8%	$60,493	$42,279	$18,214	43.1%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool for the comparison of the three months and years ended December 31, 2016 and 2015 includes all properties that were owned as of December 31, 2016 and since January 1, 2015 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of December 31, 2016. As of December 31, 2016, the same store pool consisted of 116 buildings aggregating approximately 8.6 million square feet representing approximately 71.9% of our total square feet owned and three improved land parcels containing 4.9 acres. The same store pool for the comparison of the three months and years ended December 31, 2015 and 2014 includes all properties that were owned as of December 31, 2015 and since January 1, 2014 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of December 31, 2015. As of December 31, 2015, the same store pool consisted of 89 buildings aggregating approximately 6.3 million square feet representing approximately 57.0% of our total square feet owned and two improved land parcels consisting of 3.7 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months and the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Net income [1]	$1,832	$560	$1,272	227.1%	$560	$2,774	$(2,214)	(79.8)%
Depreciation and amortization from continuing operations	9,185	12,065	(2,880)	(23.9)%	12,065	5,123	6,942	135.5%
General and administrative	6,015	4,747	1,268	26.7%	4,747	1,842	2,905	157.7%
Acquisition costs	990	1,062	(72)	(6.8)%	1,062	1,968	(906)	(46.0)%
Total other income and expenses	3,637	(1,157)	4,794	n/a	(1,157)	1,868	(3,025)	n/a

Net operating income	21,659	17,277	4,382	25.4%	17,277	13,575	3,702	27.3%
Less non same store NOI	(6,218)[4]	(2,892)[4]	(3,326)	115.0%	(6,326)[5]	(3,236)[5]	(3,090)	95.5%

Same store NOI [2]	$15,441	$14,385	$1,056	7.3%	$10,951	$10,339	$612	5.9%

Less straight-line rents and amortization of lease intangibles [3]	(261)	(723)	462	(63.9)%	(468)	(536)	68	(12.7)%

Cash-basis same store NOI [2]	$15,180	$13,662	$1,518	11.1%	$10,483	$9,803	$680	6.9%

[1]

Includes approximately $0, $0.1 million and $0 of lease termination income for the three months ended December 31, 2016, 2015 and 2014, respectively, and approximately $4.0 million of depreciation expense for three months ended December 31, 2015 related to the redevelopment of the South Main property as a result of the reduction of the useful lives of the original buildings.

[2]	Includes approximately $0, $0.1 million and $0 of lease termination income for the three months ended December 31, 2016, 2015 and 2014, respectively.
[3]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.
[4]

Includes 2015 and 2016 acquisitions and one completed redevelopment property with a gross book value of approximately $40.3 million and accumulated depreciation of approximately $4.2 million as of December 31, 2016.

[5]

Includes 2014 and 2015 acquisitions including one property under redevelopment and one property held for sale with a gross book value of approximately $6.3 million and accumulated depreciation and amortization of approximately $1.3 million as of December 31, 2015.

	For the Year Ended December 31,				For the Year Ended December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Net income [1]	$15,118	$14,601	$517	3.5%	$14,601	$10,718	$3,883	36.2%
Depreciation and amortization from continuing operations	34,399	36,026	(1,627)	(4.5)%	36,026	19,170	16,856	87.9%
General and administrative	19,319	14,846	4,473	30.1%	14,846	9,496	5,350	56.3%
Acquisition costs	3,129	4,713	(1,584)	(33.6)%	4,713	3,740	973	26.0%
Total other income and expenses	6,128	(946)	7,074	n/a	(946)	6,590	(7,536)	n/a

Net operating income	78,093	69,240	8,853	12.8%	69,240	49,714	19,526	39.3%
Less non same store NOI	(18,460)[4]	(12,386)[4]	(6,074)	49.0%	(26,140)[5]	(8,110)[5]	(18,030)	222.3%

Same store NOI [2]	$59,633	$56,854	$2,779	4.9%	$43,100	$41,604	$1,496	3.6%

Less straight-line rents and amortization of lease intangibles [3]	(2,200)	(3,982)	1,782	(44.8)%	(2,842)	(2,568)	(274)	10.7%

Cash-basis same store NOI [2]	$57,433	$52,872	$4,561	8.6%	$40,258	$39,036	$1,222	3.1%

[1]

Includes approximately $0, $0.3 million and $0 of lease termination income for the years ended December 31, 2016, 2015 and 2014, respectively and approximately $4.0 million of depreciation expense for the year ended December 31, 2015 related to the redevelopment of the South Main property as a result of the reduction of the useful lives of the original buildings.

[2]	Includes approximately $0, $0.2 million and $0 of lease termination income for the years ended December 31, 2016, 2015 and 2014, respectively.
[3]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.
[4]

Includes 2015 and 2016 acquisitions and one completed redevelopment property with a gross book value of approximately $40.3 million and accumulated depreciation of approximately $4.2 million as of December 31, 2016.

[5]

Includes 2014 and 2015 acquisitions including one property under redevelopment and one property held for sale with a gross book value of approximately $6.3 million and accumulated depreciation and amortization of approximately $1.3 million as of December 31, 2015.

Cash-basis same store NOI increased by approximately $4.6 million for the year ended December 31, 2016 compared to the same period from the prior year due primarily to same store consolidated occupancy at quarter end increasing to 99.0% as of December 31, 2016 as compared to 92.6% as of December 31, 2015. Cash-basis same store NOI increased by approximately $1.5 million for the three months ended December 31, 2016 compared to the same period from the prior year primarily due to approximately 411,000 square feet of new leasing at our Interstate project in New Jersey and cash rent commencing at our 301,983 square foot building at 10th Avenue in Miami. For the three months ended December 31, 2016 and 2015, approximately $0.3 million and $0.5 million, respectively, of contractual rent abatements were given to certain tenants in the same-store pool.

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

As of December 31, 2016, we had $201.5 million of borrowings outstanding under our Amended Facility. Of the $201.5 million outstanding on the Amended Facility, $150.0 million is subject to interest rate caps. See “Note 8 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 1.95% as of December 31, 2016. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Amended Facility as of December 31, 2016.

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

Terreno Realty Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment, management of Terreno Realty Corporation believes that, as of December 31, 2016, the company’s internal control over financial reporting is effective based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K, (which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2016).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Terreno Realty Corporation

We have audited Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Terreno Realty Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Terreno Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Terreno Realty Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 8, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 8, 2017

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Terreno Realty Corporation

We have audited the accompanying consolidated balance sheets of Terreno Realty Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terreno Realty Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 8, 2017

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Investments in real estate
Land	$570,181	$491,217
Buildings and improvements	710,277	608,415
Construction in progress	—	24,919
Intangible assets	62,580	55,369

Total investments in properties	1,343,038	1,179,920
Accumulated depreciation and amortization	(109,357)	(77,641)

Net investments in properties	1,233,681	1,102,279
Properties held for sale, net	—	4,979

Net investments in real estate	1,233,681	1,107,258
Cash and cash equivalents	14,208	22,450
Restricted cash	4,270	2,658
Other assets, net	26,822	19,772

Total assets	$1,278,981	$1,152,138

LIABILITIES AND EQUITY
Liabilities
Credit facility	$51,500	$—
Term loans payable, net	148,616	198,943
Senior unsecured notes, net	148,594	99,023
Mortgage loans payable, net	66,617	83,509
Security deposits	9,922	7,508
Intangible liabilities, net	3,485	3,853
Dividends payable	9,483	7,796
Performance share awards payable	10,739	6,418
Accounts payable and other liabilities	18,220	12,006

Total liabilities	467,176	419,056
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and 1,840,000 shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	46,000
Common stock: $0.01 par value, 400,000,000 shares authorized, and 47,414,365 and 43,310,272 shares issued and outstanding, respectively	474	430
Additional paid-in capital	766,229	687,448
Retained earnings	—	—
Accumulated other comprehensive loss	(898)	(796)

Total stockholders’ equity	811,805	733,082

Total liabilities and equity	$1,278,981	$1,152,138

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

	For the Year Ended December 31,
	2016	2015	2014
REVENUES
Rental revenues	$85,018	$75,899	$54,128
Tenant expense reimbursements	23,400	19,996	14,747

Total revenues	108,418	95,895	68,875

COSTS AND EXPENSES
Property operating expenses	30,325	26,655	19,161
Depreciation and amortization	34,399	36,026	19,170
General and administrative	19,319	14,846	9,496
Acquisition costs	3,129	4,713	3,740

Total costs and expenses	87,172	82,240	51,567

OTHER INCOME (EXPENSE)
Interest and other income	24	18	1
Interest expense, including amortization	(13,053)	(9,639)	(6,591)
Loss on extinguishment of debt	(239)	—	—
Gain on sales of real estate investments	7,140	10,567	—

Total other income and expenses	(6,128)	946	(6,590)

Net income	15,118	14,601	10,718
Preferred stock dividends	(3,565)	(3,565)	(3,565)

Net income, net of preferred stock dividends	11,553	11,036	7,153
Allocation to participating securities	(95)	(78)	(27)

Net income available to common stockholders, net of preferred stock dividends	$11,458	$10,958	$7,126

EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Net income available to common stockholders, net of preferred stock dividends	$0.26	$0.26	$0.23

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	44,725,936	42,861,276	30,433,017

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net income	$15,118	$14,601	$10,718
Other comprehensive income (loss): cash flow hedge adjustment	(102)	(649)	(147)

Comprehensive income	$15,016	$13,952	$10,571

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Equity

(in thousands – except share data)

	Preferred Stock	Common Stock		Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
		Number of Shares	Amount
Balance as of December 31, 2013	$46,000	24,990,120	$249	$392,586	$—	$—	$438,835
Net income	—	—	—	—	10,718	—	10,718
Issuance of common stock, net of issuance costs of $782	—	17,841,140	179	319,302	—	—	319,481
Repurchase of common stock	—	(12,943)	—	(284)	—	—	(284)
Issuance of restricted stock	—	51,146	—	—	—	—	—
Stock-based compensation	—	—	—	1,378	—	—	1,378
Common stock dividends	—	—	—	(12,227)	(7,153)	—	(19,380)
Preferred stock dividends	—	—	—	—	(3,565)	—	(3,565)
Other comprehensive loss	—	—	—	—	—	(147)	(147)

Balance as of December 31, 2014	46,000	42,869,463	428	700,755	—	(147)	747,036
Net income	—	—	—	—	14,601	—	14,601
Issuance of common stock, net of issuance costs of $69	—	153,044	2	3,051	—	—	3,053
Repurchase of common stock	—	(20,322)	—	(512)	—	—	(512)
Issuance of restricted stock	—	308,087	—	—	—	—	—
Stock-based compensation	—	—	—	1,600	—	—	1,600
Common stock dividends	—	—	—	(17,446)	(11,036)	—	(28,482)
Preferred stock dividends	—	—	—	—	(3,565)	—	(3,565)
Other comprehensive loss	—	—	—	—	—	(649)	(649)

Balance as of December 31, 2015	46,000	43,310,272	430	687,448	—	(796)	733,082
Net income	—	—	—	—	15,118	—	15,118
Issuance of common stock, net of issuance costs of $2,813	—	4,139,224	44	101,417	—	—	101,461
Repurchase of common stock	—	(67,928)	—	(1,551)	—	—	(1,551)
Issuance of restricted stock	—	32,797	—	—	—	—	—
Stock-based compensation	—	—	—	2,231	—	—	2,231
Common stock dividends	—	—	—	(23,316)	(11,553)	—	(34,869)
Preferred stock dividends	—	—	—	—	(3,565)	—	(3,565)
Other comprehensive loss	—	—	—	—	—	(102)	(102)

Balance as of December 31, 2016	$46,000	47,414,365	$474	$766,229	$—	$(898)	$811,805

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,118	$14,601	$10,718
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(4,740)	(3,889)	(2,744)
Amortization of lease intangibles	(1,338)	(1,925)	(1,099)
Depreciation and amortization	34,399	36,026	19,170
Loss on extinguishment of debt	239	—	—
Gain on sales of real estate investments	(7,140)	(10,567)	—
Deferred financing cost and mortgage premium amortization	766	393	279
Stock-based compensation	9,444	6,081	2,060
Changes in assets and liabilities
Other assets	(3,174)	(1,252)	(1,510)
Accounts payable and other liabilities	5,667	2,600	2,447

Net cash provided by operating activities	49,241	42,068	29,321
CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(1,612)	4,535	(4,390)
Cash paid for property acquisitions	(128,495)	(263,209)	(225,797)
Proceeds from sales of real estate investments, net	21,379	23,671	—
Additions to construction in progress	(15,577)	(1,510)	—
Additions to buildings, improvements and leasing costs	(26,936)	(18,846)	(19,729)

Net cash used in investing activities	(151,241)	(255,359)	(249,916)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	101,432	3,122	320,263
Issuance costs on issuance of common stock	(1,506)	(46)	(630)
Repurchase of common stock	(1,551)	(512)	(284)
Purchase of derivative instrument	—	(343)	(835)
Borrowings on credit facility	95,500	—	115,000
Payments on credit facility	(44,000)	—	(146,000)
Borrowings on term loans payable	—	—	150,000
Payments on term loans payable	(50,000)	—	—
Borrowings on senior unsecured notes	50,000	100,000	—
Payments on mortgage loans payable	(16,871)	(24,844)	(12,267)
Payment of deferred financing costs	(2,499)	(1,127)	(1,705)
Dividends paid to common stockholders	(33,182)	(27,545)	(15,770)
Dividends paid to preferred stockholders	(3,565)	(3,565)	(3,565)

Net cash provided by financing activities	93,758	45,140	404,207
Net (decrease) increase in cash and cash equivalents	(8,242)	(168,151)	183,612
Cash and cash equivalents at beginning of year	22,450	190,601	6,989

Cash and cash equivalents at end of year	$14,208	$22,450	$190,601

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$11,888	$8,382	$6,242
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$7,955	$5,195	$2,353
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$130,944	$271,523	$236,747
Assumption of mortgage loans payable	—	(4,796)	(8,497)
Mortgage premiums	—	(60)	(344)
Assumption of other assets and liabilities	(2,449)	(3,458)	(2,109)

Net cash paid for property acquisitions	$128,495	$263,209	$225,797

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Notes to Consolidated Financial Statements

Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. All square feet, acres, occupancy and number of properties disclosed in these notes to the consolidated financial statements are unaudited. As of December 31, 2016, the Company owned 166 buildings aggregating approximately 12.0 million square feet and five improved land parcels consisting of 22.8 acres.

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

Interest is capitalized based on actual capital expenditures from the period when redevelopment, renovation and expansion commences until the asset is ready for its intended use, at the weighted average borrowing rate during the period.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded during the years ended December 31, 2016, 2015 or 2014.

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

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flows analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $1.3 million, $1.9 million and $1.1 million, respectively, for the years ended 2016, 2015 and 2014. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of December 31, 2016 is 2.8 years. As of December 31, 2016 and 2015, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	December 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$58,112	$(37,664)	$20,448	$51,941	$(28,678)	$23,263
Above-market leases	$4,468	$(3,319)	$1,149	$3,977	$(2,917)	$1,060
Below-market leases	$(9,133)	$5,648	$(3,485)	$(7,820)	$3,967	$(3,853)

Projected net amortization of the intangible assets and liabilities for the next five years and thereafter as of December 31, 2016 is as follows (dollars in thousands):

2017	$7,641
2018	4,354
2019	2,607
2020	1,460
2021	923
Thereafter	1,127

Total	$18,112

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

Held for Sale Assets. The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment (Note 5). Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.

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

As of December 31, 2016 and 2015, approximately $21.6 million and $14.9 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.4 million and $0.2 million as of December 31, 2016 and 2015, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $4.5 million and $3.4 million as of December 31, 2016 and 2015, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 2016 and 2015, the net unamortized mortgage premiums were approximately $0 and $0.2 million, respectively, and were included as a component of mortgage loans payable on the accompanying consolidated balance sheets.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of December 31, 2016 and 2015, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

In addition, the Company has awarded long-term incentive target awards (the “Performance Share awards”) to its executives that may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period. The amount that may be earned under the Performance Share awards is variable depending on the relative total shareholder return of the Company’s common stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index over the pre-established performance measurement period. The Company estimates the fair value of the Performance Share awards using a Monte Carlo simulation model on the date of grant and at each reporting period. The Performance Share awards are recognized as compensation expense over the requisite performance period based on the fair value of the Performance Share awards at the balance sheet date and vary quarter to quarter based on our relative share price performance.

Use of Derivative Financial Instruments. ASC 815, Derivatives and Hedging (Note 8), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why the Company uses derivative instruments, (b) how the Company accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments.

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

As of December 31, 2016, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019, and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2016 and 2015, the fair value of the interest rate caps was approximately $0.3 million and $0.4 million, respectively.

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

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which created ASC Topic 606, Revenue from Contracts with Customers, which is their final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The effective date of ASU 2014-09 was deferred by the issuance of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, by one year to make the guidance of ASU 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim period therein. Early adoption is permitted but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016. The Company will adopt the guidance effective January 1, 2018 and is currently assessing the impact, including the transition method that will be used, on its consolidated financial statements and notes to its consolidated financial statements. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: (1) identifying performance obligations and (2) the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in ASU 2015-14. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. The FASB allows two adoption methods under ASU 2014-09. Under one method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules (“modified retrospective method”). The Company continues to evaluate the available adoption methods and it has not yet selected which transition method it will apply. The Company believes the effects on its existing accounting policies will be associated with its non-leasing revenue components, specifically the amount, timing and presentation of tenant expense reimbursements revenue. The Company is also currently evaluating the impact to the amount and timing of historical real estate sales and associated gain recognition. The Company continues to evaluate other areas of the standard and is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements and expects to adopt this update beginning January 1, 2018.

In August 2014, the FASB issued ASU 2014-15, update to ASC subtopic 250-40, Presentation of Financial Statements-Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in the U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principals for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016. The Company has adopted this guidance in 2016 and there was no material impact to the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, which for the Company would be the first quarter of 2019, and early adoption is permitted. The Company is currently assessing the potential changes to its accounting and whether such changes will have a material impact on its consolidated financial statements and notes to its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company has adopted this guidance in 2016 and there was no material impact to the financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 provides guidance on eight specific cash flow issues, including the following that are, or may be, relevant to the Company; (1) cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, (2) cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities and payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability and payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities, (3) cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement), (4) in the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow. ASU 2016-15 is effective for fiscal years after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the impact of adopting ASU 2016-15 on its consolidated financial statements and notes to its consolidated financial statements, but does not expect the adoption of ASU 2016-15 to have a material impact.

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, which intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, and consolidation. ASU 2017-1 requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not considered a business. To be a business, the set of acquired activities and assets must include inputs and one or more substantive processes that together contribute to the ability to create outputs. ASU 2017-1 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements.

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

As of December 31, 2016, the Company owned 47 buildings and approximately 2.9 million square feet located in Northern New Jersey/New York City, which accounted for approximately 23.9% of its annualized base rent and 27 buildings and approximately 2.8 million square feet located in Washington, D.C./Baltimore, which accounted for approximately 23.9% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of December 31, 2016, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than approximately 10% of the rental revenues for the years ended December 31, 2016, 2015 and 2014.

Note 4. Investments in Real Estate

During the year ended December 31, 2016, the Company acquired 19 industrial buildings containing approximately 853,000 square feet and two improved land parcels containing approximately 17.9 acres. The total aggregate initial investment was approximately $130.9 million, of which $65.9 million was recorded to land, $55.6 million to buildings and improvements, $9.4 million to intangible assets and $1.6 million to intangible liabilities.

The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2016:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]
4930 3rd Avenue South	Seattle, WA	January 25, 2016	1	35,480	$6,500
221 Michele	South San Francisco, CA	March 4, 2016	1	30,000	5,250
12950 SW South River	Medley, FL	March 11, 2016	1	60,000	6,000
901 North [2]	Elizabeth, NJ	March 24, 2016	—	—	9,283
Lund	Auburn, WA	April 21, 2016	1	66,942	7,350
NW 70th II	Miami, FL	May 4, 2016	1	53,558	6,355
Denver	Seattle, WA	May 6, 2016	1	24,917	4,741
Wilson	Newark, NJ	June 10, 2016	1	16,600	2,500
New Ridge [3]	Hanover, MD	July 12, 2016	—	—	8,200
Hampton Overlook	Capitol Heights, MD	August 4, 2016	3	134,919	14,104
Schoolhouse	Somerset, NJ	September 1, 2016	1	86,400	9,072
709 Hindry	Inglewood, CA	September 19, 2016	1	22,190	5,150
West 140th	San Leandro, CA	October 20, 2016	2	100,494	15,875
74th North Bergen	North Bergen, NJ	November 1, 2016	1	25,041	4,750
NW 70th III	Miami, FL	November 2, 2016	1	55,000	6,100
Paterson Plank	Carlstadt, NJ	November 16, 2016	1	31,415	5,000
NW 74th	Miami, FL	December 16, 2016	1	64,575	6,288
Business Parkway	Lanham, MD	December 21, 2016	1	45,000	6,700

Total			19	852,531	$129,218

[1]	Excludes intangible liabilities and assumed mortgage premiums, if any. The total aggregate investment was approximately $130.9 million.
[2]	Represents an improved land parcel containing approximately 4.5 acres.
[3]	Represents an improved land parcel containing approximately 13.4 acres.

The Company recorded revenues and net income for the year ended December 31, 2016 of approximately $4.2 million and $1.1 million, respectively, related to the 2016 acquisitions.

During year ended December 31, 2015, the Company acquired 29 industrial buildings containing approximately 2,273,000 square feet, including the assumption of a mortgage loan with a total principal amount of approximately $4.8 million which bore interest at a fixed interest rate of 5.71% and matured in March 2016. The mortgage loan payable was secured by a property and required monthly interest and principal payments until maturity and was generally non-recourse. The total aggregate initial investment was approximately $271.5 million, of which $125.8 million was recorded to land, $131.1 million to buildings and improvements, $14.6 million to intangible assets and $2.9 million to intangible liabilities.

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

The above assets and liabilities were recorded at fair value, which uses Level 3 inputs. The properties were acquired from unrelated third parties using existing cash on hand, proceeds from property sales, issuance of common stock and borrowings on the revolving credit facility and were accounted for as business combinations.

During 2016, the Company completed redevelopment of its South Main property in Carson, California. The Company demolished three buildings totaling approximately 186,000 square feet and constructed a new front-load industrial building containing approximately 210,000 square feet and renovated an existing approximately 34,000 square foot office building. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.6 million, $0.3 million and $0.3 million, respectively, during the years ended December 31, 2016, 2015 and 2014.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the years ended December 31, 2016 and 2015 as if all of the Company’s acquisitions during the year ended December 31, 2016 occurred on January 1, 2015. The following pro forma results for the years ended December 31, 2016 and 2015 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2015, or of future results of operations (dollars in thousands, except per share data).

	For the Year Ended December 31,
	2016	2015
	(Unaudited)
Total revenues	$113,071	$104,791
Net income available to common stockholders, net of preferred stock dividends	14,691	8,983
Basic and diluted net income available to common stockholders per share, net of preferred stock dividends	$0.33	$0.21

Note 5. Held for Sale/Disposed Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of December 31, 2016, the Company did not have any properties held for sale.

During the year ended December 31, 2016 the Company sold one property located in the San Francisco Bay Area market for a sales price of approximately $8.2 million, resulting in a gain of approximately $2.7 million, one property in the Washington, D.C./Baltimore market for a sales price of approximately $8.2 million, resulting in a gain of approximately $2.5 million and one property located in the Miami market for a sales price of approximately $6.1 million, resulting in a gain of approximately $1.9 million. During the year ended December 31, 2015 the Company sold one property located in the San Francisco Bay Area market for a sales price of approximately $13.4 million, resulting in a gain of approximately $6.3 million and one property in the Washington, D.C./Baltimore market for a sales price of approximately $11.2 million, resulting in a gain of approximately $4.3 million.

The following summarizes the condensed results of operations of the properties sold during the year ended December 31, 2016 for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Rental revenues	$434	$1,506	$1,479
Tenant expense reimbursements	130	404	411
Property operating expenses	(120)	(433)	(428)
Depreciation and amortization	(30)	(430)	(424)

Income from operations	$414	$1,047	$1,038

Note 6. Debt

On July 7, 2016, the Company issued in a private placement $50.0 million of senior unsecured notes with a ten-year term that bear interest at a fixed annual interest rate of 3.99% and mature in July 2026. The proceeds from the issuance were used to repay the previously outstanding $50.0 million term loan that was to mature in May 2021, and the related unamortized deferred financing costs of approximately $0.2 million were written off to loss on extinguishment of debt. As of December 31, 2016, the Company also had $50.0 million of senior unsecured notes that mature in September 2022 and $50.0 million of senior unsecured notes that mature in October 2027 (collectively the “Senior Unsecured Notes”).

On August 1, 2016, the Company entered into a Fourth Amended and Restated Senior Credit Agreement (the “Amended Facility”) to increase the unsecured revolving credit facility from $100.0 million to $200.0 million and extend its maturity to August 2020 (previously May 2018), to extend the maturity on its $50.0 million term loan to August 2021 (previously May 2019), to extend the maturity on its $100.0 million term loan to January 2022 (previously March 2020) and to repay the previously outstanding $50.0 million term loan that was to mature in May 2021. As of December 31, 2016 and 2015, there was $51.5 million and $0, respectively, of borrowings outstanding on the revolving credit facility and $150.0 million and $200.0 million, respectively, of borrowings outstanding on the term loans. As of both December 31, 2016 and 2015, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. See “Note 8-Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.

The aggregate amount of the Amended Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $150.0 million of term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% at December 31, 2016) for the revolving credit facility (previously 1.50% to 2.05) and 1.30% to 1.85% (1.30% at December 31, 2016) for the $50.0 million term loan that matures in August 2021, and the $100.0 million term loan that matures in January 2022 (previously 1.50% to 2.05%), depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Amended Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Amended Facility.

The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of December 31, 2016 and 2015.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2017 and 2021. As of December 31, 2016, the Company had four mortgage loans payable, net of deferred financing costs, totaling approximately $66.6 million, which bear interest at a weighted average fixed annual rate of 4.0%. As of December 31, 2015, the Company had seven mortgage loans payable, net of deferred financing costs, totaling approximately $83.5 million, which bore interest at a weighted average fixed annual interest rate of 4.4%. As of December 31, 2016 and 2015, the total net book value of the properties securing the debt was approximately $144.4 million and $177.2 million, respectively.

The scheduled principal payments of the Company’s debt as of December 31, 2016 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2017	$—	$—	$—	$1,917	$1,917
2018	—	—	—	1,910	1,910
2019	—	—	—	18,805	18,805
2020	51,500	—	—	33,077	84,577
2021	—	50,000	—	11,271	61,271
Thereafter	—	100,000	150,000	—	250,000

Subtotal	51,500	150,000	150,000	66,980	418,480
Unamortized net premiums	—	—	—	—	—

Total Debt	51,500	150,000	150,000	66,980	418,480
Deferred financing costs, net	—	(1,384)	(1,406)	(363)	(3,153)

Total Debt, net	$51,500	$148,616	$148,594	$66,617	$415,327

Weighted Average Interest Rate	2.0%	1.9%	4.3%	4.0%	3.1%

Note 7. Leasing

The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of December 31, 2016. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2017	$91,130
2018	81,061
2019	67,157
2020	55,094
2021	41,965
Thereafter	123,994

Total	$460,401

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

As of December 31, 2016 and 2015, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019 and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company is required to make certain monthly variable rate payments on the term loans, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.

The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

	Effective Date	Maturity Date	Interest Rate Strike	Fair Value		Notional Amount
				December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivative Instrument
Assets:
Interest Rate Cap	12/1/2014	5/1/2021	4.0%	$204	$238	$50,000	$50,000
Interest Rate Cap	9/1/2015	4/1/2019	4.0%	14	42	50,000	50,000
Interest Rate Cap	9/1/2015	2/3/2020	4.0%	63	103	50,000	50,000

Total				$281	$383	$150,000	$150,000

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

Recurring Measurements – Interest Rate Contracts

Fair Value of Interest Rate Caps

Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of December 31, 2016 and 2015, the Company applied the provisions of this standard to the valuation of its interest rate caps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2016 and 2015 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate caps at:
December 31, 2016	$281	$—	$281	$—
December 31, 2015	$383	$—	$383	$—

Financial Instruments Disclosed at Fair Value

As of December 31, 2016 and 2015, the fair values of cash and cash equivalents and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes was estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.

The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of December 31, 2016 and 2015 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
December 31, 2016	$417,219	$—	$417,219	$—	$415,327
December 31, 2015	$384,919	$—	$384,919	$—	$381,475

Note 10. Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. In December 2016, the Company entered into an at-the-market equity offering program (the “ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the ATM Program, we had a $100 million ATM program (the “Prior ATM Program”), which was fully utilized as of December 31, 2016. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Amended Facility. During the year ended December 31, 2016, the Company issued an aggregate of 3,991,830 shares of common stock at a weighted average offering price of $25.39 per share under the ATM Program and its Prior ATM Program, resulting in net proceeds of approximately $99.9 million and paying total compensation to the applicable sales agents of approximately $1.5 million. During the year ended December 31, 2015, the Company issued an aggregate of 136,600 shares of common stock at a weighted average offering price of $22.85 per share under the Prior ATM Program, resulting in net proceeds of approximately $3.1 million and paying total compensation to the applicable sales agents of approximately $47,000. As of December 31, 2016 and 2015, the Company had shares of common stock having an aggregate offering price of up to $145.5 million available for issuance under the ATM Program and $96.9 million available for issuance under the Prior ATM Program.

The Company has a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its outstanding common stock from time to time through December 31, 2018. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2016 the Company has not repurchased any shares of stock pursuant to its share repurchase authorization.

In connection with the annual meeting of stockholders on May 3, 2016, the Company granted a total of 14,720 shares of unrestricted common stock to its independent directors under the Company’s Amended and Restated 2010 Equity Incentive Plan with a grant date fair value per share of $23.10. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the year ended December 31, 2016 related to this issuance.

As of both December 31, 2016 and 2015, 1,840,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding. Dividends on the Series A Preferred Stock are payable when, as and if authorized by the Company’s board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up, senior to the Company’s common stock.

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

As of December 31, 2016, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Company’s Amended and Restated 2010 Equity Incentive Plan, of which 801,951 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2016 ranged from $14.20 to $23.39. The grant date fair value of the restricted stock was determined using the initial public offering price of $20.00 for grants issued on February 16, 2010 (commencement of operations) and for all grants issued after the commencement of operations, the Company uses the closing price of the Company’s common stock on the date of grant. The fair value of the restricted stock that was granted during the year ended December 31, 2016 was $0.7 million and the vesting period for the restricted stock is five years. As of December 31, 2016, the Company had approximately $5.9 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.4 years. The Company recognized compensation costs of approximately $1.9 million, $1.3 million and $1.1 million, respectively, for the years ended December 31, 2016, 2015 and 2014 related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the years ended December 31, 2016, 2015 and 2014.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2013	156,568	$17.43
Granted	51,146	18.38
Forfeited	(12,943)	18.33
Vested	(38,283)	18.33

Non-vested shares outstanding as of December 31, 2014	156,488	17.45
Granted	308,087	20.97
Forfeited	(20,322)	17.33
Vested	(40,785)	18.13

Non-vested shares outstanding as of December 31, 2015	403,468	20.08
Granted	32,797	21.50
Forfeited	(16,489)	17.53
Vested	(24,495)	17.26

Non-vested shares outstanding as of December 31, 2016	395,281	$20.48

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2016:

Non-vested Shares Vesting Schedule	Number of Shares
2017	39,576
2018	30,309
2019	20,824
2020	298,150
2021	6,422

Total Non-vested Shares	395,281

Long-Term Incentive Plan:

As of December 31, 2016, there are three open performance measurement periods for the Performance Share awards: January 1, 2014 to December 31, 2016, January 1, 2015 to December 31, 2017 and January 1, 2016 to December 31, 2018. During the year ended December 31, 2016, the Company issued 132,674 shares of common stock at a price of $21.80 per share related to the Performance Share awards for the performance period from January 1, 2013 to December 31, 2015. The Company recorded compensation costs of approximately $7.3 million, $4.5 million and $0.7 million, respectively, for the years ended December 31, 2016, 2015 and 2014, related to the Performance Share awards. As of December 31, 2016 and 2015, approximately $10.7 million and $6.4 million, respectively, of compensation costs related to the Performance Share awards were accrued.

The following table summarizes certain information with respect to the performance share awards (dollars in thousands):

	Fair Value	Accrual	Expense
			For the Year Ended December 31,
Performance Share Period	December 31, 2016	December 31, 2016	2016	2015	2014
January 1, 2016 — December 31, 2018	$3,780	$1,262	$1,262	$—	$—
January 1, 2015 — December 31, 2017	5,767	3,846	2,589	1,257	—
January 1, 2014 — December 31, 2016	5,631	5,631	3,471	1,463	698
January 1, 2013 — December 31, 2015	—	—	—	1,761	633
January 1, 2012 — December 31, 2014	—	—	—	—	(649)

Total	$15,178	$10,739	$7,322	$4,481	$682

Dividends:

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2016 and 2015:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2016	Common stock	$0.180000	February 9, 2016	March 28, 2016	April 12, 2016
March 31, 2016	Preferred stock	$0.484375	February 9, 2016	March 10, 2016	March 31, 2016
June 30, 2016	Common stock	$0.180000	May 3, 2016	July 7, 2016	July 21, 2016
June 30, 2016	Preferred stock	$0.484375	May 3, 2016	June 10, 2016	June 30, 2016
September 30, 2016	Common stock	$0.200000	July 26, 2016	October 7, 2016	October 21, 2016
September 30, 2016	Preferred stock	$0.484375	July 26, 2016	September 9, 2016	September 30, 2016
December 31, 2016	Common stock	$0.200000	November 1, 2016	December 30, 2016	January 13, 2017
December 31, 2016	Preferred stock	$0.484375	November 1, 2016	December 9, 2016	December 30, 2016

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2015	Common stock	$0.160000	February 18, 2015	April 7, 2015	April 21, 2015
March 31, 2015	Preferred stock	$0.484375	February 18, 2015	March 10, 2015	March 31, 2015
June 30, 2015	Common stock	$0.160000	May 5, 2015	July 7, 2015	July 21, 2015
June 30, 2015	Preferred stock	$0.484375	May 5, 2015	June 11, 2015	June 30, 2015
September 30, 2015	Common stock	$0.160000	August 4, 2015	October 7, 2015	October 21, 2015
September 30, 2015	Preferred stock	$0.484375	August 4, 2015	September 10, 2015	September 30, 2015
December 31, 2015	Common stock	$0.180000	November 3, 2015	December 31, 2015	January 14, 2016
December 31, 2015	Preferred stock	$0.484375	November 3, 2015	December 10, 2015	December 31, 2015

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

The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the years ended December 31, 2016, 2015 and 2014.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 398,475, 242,402 and 157,386 of weighted average unvested restricted shares outstanding for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 12. Quarterly Results of Operations – Unaudited

The following tables summarize the Company’s quarterly financial information.

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Total revenues	$25,657	$25,817	$27,104	$29,840
Total costs and expenses	(20,415)	(19,964)	(22,422)	(24,371)
Total other income and expenses	2,191	(3,070)	(1,612)	(3,637)
Net income	7,433	2,783	3,070	1,832
Net income available to common stockholders, net of preferred stock dividends	$6,484	$1,877	$2,161	$936

Earnings per Common Share – Basic and Diluted:
Net income available to common stockholders, net of preferred stock dividends [1]	$0.15	$0.04	$0.05	$0.02

Basic and Diluted Weighted Average Common Shares Outstanding	42,995,106	43,839,910	45,762,761	46,277,521

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Total revenues	$23,131	$24,237	$24,327	$24,200
Total costs and expenses	(21,809)	(17,729)	(17,905)	(24,797)
Total other income and expenses	(2,167)	4,164	(2,208)	1,157
Net (loss) income	(845)	10,672	4,214	560
Net (loss) income available to common stockholders, net of preferred stock dividends	$(1,736)	$9,753	$3,284	$(343)

Earnings per Common Share – Basic and Diluted:
Net (loss) income available to common stockholders, net of preferred stock dividends [1]	$(0.04)	$0.23	$0.08	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	42,731,802	42,898,126	42,906,222	42,906,538

[1]

The above quarterly income (loss) per share calculations are based on the weighted average number of common shares outstanding during each quarter. The income (loss) per share calculation for the years ended December 31, 2016 and 2015 in the consolidated statements of operations is based on the weighted average number of common shares outstanding for the years ended December 31, 2016 and 2015. The sum of the quarterly financial data may vary from the years ended December 31, 2016 and 2015 data due to rounding.

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

As a result, the Company may become subject to material environmental liabilities of which it is unaware. The Company can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on it, or (2) the environmental condition of the Company’s industrial properties will not be affected by the condition of the properties in the vicinity of its industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company. The Company was not aware of any significant or material exposures as of December 31, 2016 or 2015.

General Uninsured Losses. The Company carries property and rental loss, liability and terrorism insurance. The Company believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, the Company’s properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, the Company has obtained, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property. The Company was not aware of any significant or material exposures as of December 31, 2016 and 2015.

Contractual Commitments. As of February 8, 2017, the Company had three outstanding contracts with third-party sellers to acquire three industrial properties consisting of approximately 690,000 square feet. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles[1]	2	449,165	$31,700	$—
Northern New Jersey/New York City[2]	4	32,500	12,000	—
San Francisco Bay Area	—	—	—	—
Seattle	1	208,000	24,910	—
Miami	—	—	—	—
Washington, D.C./Baltimore	—	—	—	—

Total	7	689,665	$68,610	$—

[1]	Includes an improved land parcel consisting of 4.85 acres.
[2]	Includes two improved land parcels consisting of 1.33 acres.

As of February 8, 2017, the Company has executed one non-binding letter of intent with a third-party seller to acquire one industrial property consisting of approximately 22,000 square feet. The total purchase price for the industrial property is approximately $3.9 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.

Note 14. Subsequent Events

On January 25, 2017, the Company acquired one industrial building located in Compton, CA containing 45,776 square feet for a total purchase price of approximately $7.1 million. The property was acquired from an unrelated third party using existing cash on hand.

On February 3, 2017, the Company acquired one industrial building located in Seattle, WA containing 45,320 square feet for a total purchase price of approximately $7.8 million. The property was acquired from an unrelated third party using existing cash on hand.

On February 7, 2017, the Company’s board of directors declared a cash dividend in the amount of $0.20 per share of its common stock payable on April 12, 2017 to the stockholders of record as of the close of business on March 28, 2017.

On February 7, 2017, the Company’s board of directors declared a cash dividend in the amount of $0.484375 per share of its Series A Preferred Stock payable on March 31, 2017 to the preferred stockholders of record as of the close of business on March 10, 2017.

Terreno Realty Corporation

Schedule III

Real Estate Investments and Accumulated Depreciation

As of December 31, 2016

(in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2016
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Los Angeles
630 Glasgow	1	Inglewood, CA	$2,219	$2,245	$1,855	$385	$2,245	$2,240	$4,485	$423	2011	1988
747 Glasgow	1	Inglewood, CA	—	1,759	1,555	127	1,759	1,682	3,441	172	2014	1981
14605 Miller Ave	1	Fontana, CA	—	8,695	12,945	8	8,695	12,953	21,648	699	2014	1990
14611 Broadway	1	Gardena, CA	—	4,757	1,243	974	4,757	2,217	6,974	427	2013	1962
19601 Hamilton	1	Torrance, CA	—	7,409	4,072	466	7,409	4,538	11,947	557	2011	1985
709 Hindry	1	Inglewood, CA	—	2,105	2,972	45	2,105	3,017	5,122	22	2016	1984
California	1	Corona, CA	—	3,225	4,416	371	3,225	4,787	8,012	306	2014	1994
Garfield	5	Commerce, CA	23,381	27,539	22,694	2,785	27,539	25,479	53,018	3,998	2012	2002
Las Hermanas	1	Compton, CA	—	3,330	751	208	3,330	959	4,289	99	2014	1970
Manhattan Beach	1	Redondo Beach, CA	—	7,874	5,641	90	7,874	5,731	13,605	726	2012	1963/1970
South Main	2	Carson, CA	—	16,371	7,045	16,933	16,371	23,978	40,349	4,199	2012/2014	2016
Whittier	1	Whittier, CA	—	7,736	7,902	533	7,736	8,435	16,171	1,201	2012	2004
Northern New Jersey/ New York City
1 Dodge Drive	1	West Caldwell, NJ	—	3,819	2,982	1,446	3,819	4,428	8,247	620	2013	1985
17 Madison	1	Fairfield, NJ	—	974	1,647	468	974	2,115	3,089	259	2013	1979
20 Pulaski	1	Bayonne, NJ	—	4,003	4,946	1,090	4,003	6,036	10,039	499	2014	1965
22 Madison	1	Fairfield, NJ	—	1,365	1,607	104	1,365	1,711	3,076	53	2015	1979
74th North Bergen	1	North Bergen, NJ	—	2,933	1,817	61	2,933	1,878	4,811	6	2016	1973
341 Michele	1	Carlstadt, NJ	—	2,372	4,798	388	2,372	5,186	7,558	445	2013	1973
465 Meadow	1	Carlstadt, NJ	—	713	1,618	226	713	1,844	2,557	145	2013	1972
550 Delancy	1	Newark, NJ	—	9,230	4,855	23	9,230	4,878	14,108	508	2013	1987
620 Division	1	Elizabeth, NJ	6,057	6,491	3,568	2,995	6,491	6,563	13,054	1,559	2011	1980
900 Hart	1	Piscataway, NJ	—	3,202	3,866	876	3,202	4,742	7,944	403	2014	1983
901 North	—	Elizabeth, NJ	—	8,035	913	900	8,035	1,813	9,848	41	2016
Belleville	1	Kearny, NJ	12,956	12,845	18,041	1,320	12,845	19,361	32,206	2,635	2011	2006
Dell	1	Carlstadt, NJ	—	6,641	771	128	6,641	899	7,540	119	2011	1972
Ethel	2	Piscataway, NJ	—	2,748	3,801	1,109	2,748	4,910	7,658	512	2013	1981/1984
Interstate	2	South Brunswick, NJ	—	13,686	12,135	10,283	13,686	22,418	36,104	2,904	2010/2013	1999/2014
JFK Airgate	4	Queens, NY	—	18,282	32,933	2,640	18,282	35,573	53,855	3,094	2013	1986/1991
Manor	1	East Rutherford, NJ	—	4,076	5,262	1,645	4,076	6,907	10,983	179	2015	1968

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2016
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Melanie Lane	3	East Hanover, NJ	—	5,931	13,178	1,682	5,931	14,860	20,791	1,515	2013	1980/1998
Middlebrook	18	Bound Brook, NJ	—	16,442	10,241	9,973	16,442	20,214	36,656	4,685	2010	1958/1976
Paterson Plank	1	Carlstadt, NJ	—	4,127	455	—	4,127	455	4,582	2	2016	1998
Schoolhouse	1	Somerset, NJ	—	2,375	5,705	—	2,375	5,705	8,080	44	2016	2009
Terminal Way	2	Avenel, NJ	—	3,537	3,598	—	3,537	3,598	7,135	199	2014	1950/1968
Wilson	1	Newark, NJ	—	2,016	484	653	2,016	1,137	3,153	10	2016	1970
San Francisco Bay Area
238/242 Lawrence	2	South San Francisco, CA	84	6,674	2,655	937	6,674	3,592	10,266	852	2010	1986
240 Littlefield	1	South San Francisco, CA	—	5,107	3,293	2,852	5,107	6,145	11,252	473	2013	2013
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	416	1,352	1,614	2,966	406	2010	1968
631 Brennan	1	San Jose, CA	—	1,932	2,245	503	1,932	2,748	4,680	418	2012	1975
Ahern	2	Union City, CA	3,201	3,246	2,749	540	3,246	3,289	6,535	720	2010	1986
Ahern II	1	Union City, CA	—	2,467	4,527	201	2,467	4,728	7,195	228	2015	1997
Burroughs	3	San Leandro, CA	—	5,400	7,092	146	5,400	7,238	12,638	544	2014	1966
Caribbean	3	Sunnyvale, CA	—	17,483	14,493	1,721	17,483	16,214	33,697	2,097	2012	1980/1981
Carlton Court	1	South San Francisco, CA	—	2,036	1,475	162	2,036	1,637	3,673	233	2012	1981
Clawiter	1	Hayward, CA	4,433	5,964	1,159	23	5,964	1,182	7,146	148	2011	1967
221 Michele	1	South San Francisco, CA	—	2,710	2,540	104	2,710	2,644	5,354	62	2016	1979
West 140th	2	San Leandro, CA	—	9,578	6,297	138	9,578	6,435	16,013	38	2016	1959
Central Pacific Business Park I	3	Union City, CA	—	8,468	14,165	443	8,468	14,608	23,076	831	2014	1989
Central Pacific Business Park II	4	Union City, CA	—	13,642	23,658	4,344	13,642	28,002	41,644	917	2015	2015
Seattle
79 Ave South	1	Kent, WA	—	1,267	1,503	360	1,267	1,863	3,130	181	2014	2000
3401 Lind	1	Renton, WA	—	2,999	6,707	26	2,999	6,733	9,732	390	2014	1984/2012
4225 2nd Avenue	1	Seattle, WA	—	4,236	4,049	1,942	4,236	5,991	10,227	145	2015	1957
4930 3rd Avenue South	1	Seattle, WA	—	3,984	2,424	—	3,984	2,424	6,408	59	2016	1964
17600 West Valley Highway	1	Tukwila, WA	—	3,361	5,260	883	3,361	6,143	9,504	876	2012	1986
Auburn 1307	1	Auburn, WA	—	4,253	5,034	190	4,253	5,224	9,477	362	2014	2002
Denver	1	Seattle, WA	—	3,203	1,345	—	3,203	1,345	4,548	22	2016	1953
Kent 188	1	Kent, WA	4,875	3,251	4,719	1,248	3,251	5,967	9,218	1,134	2010	1979
Kent 190	1	Kent, WA	—	4,560	5,561	164	4,560	5,725	10,285	250	2015	1992/1999
Kent 202	1	Kent, WA	—	5,761	9,114	1,460	5,761	10,574	16,335	254	2015	1981
Kent 216	1	Kent, WA	—	3,672	5,408	299	3,672	5,707	9,379	476	2014	1996
Kent Corporate Park	4	Kent, WA	—	5,032	6,916	862	5,032	7,778	12,810	357	2015	1980/1981
Lund	1	Auburn, WA	—	2,573	4,399	63	2,573	4,462	7,035	88	2016	1999
Olympic	1	Tukwila, WA	—	1,499	1,431	406	1,499	1,837	3,336	71	2015	1978
SeaTac 8th Avenue	1	Burien, WA	—	2,501	4,020	477	2,501	4,497	6,998	570	2013	1988

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2016
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
SW 34th	1	Renton, WA	—	2,912	3,289	—	2,912	3,289	6,201	267	2014	1996/2010
Valley Corporate	2	Kent, WA	7,937	5,264	9,096	740	5,264	9,836	15,100	1,385	2011	1987
Miami
10th Avenue	1	Hialeah, FL	—	6,376	2,624	2,881	6,376	5,505	11,881	1,351	2010	1957/2005
25th Street	1	Doral, FL	—	4,454	4,889	—	4,454	4,889	9,343	261	2015	1974
26th Street	2	Miami, FL	—	4,569	6,183	46	4,569	6,229	10,798	708	2012	1973
48th Avenue	2	Miami Gardens, FL	—	4,322	2,187	372	4,322	2,559	6,881	318	2011	1987
60th Avenue	1	Miami Lakes, FL	—	6,203	1,567	6,466	6,203	8,033	14,236	1,896	2010	1971/2011
70th Avenue	1	Miami, FL	—	1,434	2,333	198	1,434	2,531	3,965	362	2011	1999
70th Avenue II	1	Miami, FL	—	2,152	3,418	8	2,152	3,426	5,578	55	2016	1969
70th Avenue III	1	Miami, FL	—	2,543	3,167	—	2,543	3,167	5,710	10	2016	1974
74th Avenue	1	Miami, FL	—	2,327	3,538	—	2,327	3,538	5,865	4	2016	1986
78th Avenue	1	Doral, FL	—	2,445	1,755	1,900	2,445	3,655	6,100	598	2012	1977
81st Street	2	Medley, FL	—	2,938	5,242	833	2,938	6,075	9,013	364	2015	1996/2003
107th Avenue	1	Medley, FL	1,837	2,787	2,036	491	2,787	2,527	5,314	284	2013	2001
101st Road	1	Medley, FL	—	2,647	3,258	565	2,647	3,823	6,470	709	2013	2012
131st Street	1	Medley, FL	—	2,903	5,729	255	2,903	5,984	8,887	363	2014	1999
12950 SW South River	1	Medley, FL	—	1,971	4,029	103	1,971	4,132	6,103	83	2016	2000
Americas Gateway	6	Doral, FL	—	11,152	11,721	1,519	11,152	13,240	24,392	1,582	2013	1978/1982
Miami International Trade Center	4	Medley, FL	—	5,063	10,958	406	5,063	11,364	16,427	407	2015	1996
Washington, D.C./ Baltimore
75th Ave	5	Landover, MD	—	10,658	18,615	2,557	10,658	21,172	31,830	1,239	2014	1987/1990
3601 Pennsy	1	Landover, MD	—	2,331	4,375	391	2,331	4,766	7,097	410	2013	1996
4230 Forbes	1	Lanham, MD	—	1,736	2,395	154	1,736	2,549	4,285	212	2013	2003
8215 Dorsey	1	Jessup, MD	—	2,263	3,200	233	2,263	3,433	5,696	285	2013	1965/1981
8730 Bollman	1	Savage, MD	—	4,361	2,757	528	4,361	3,285	7,646	530	2011	1984
9070 Junction	1	Annapolis Junction, MD	—	3,538	6,670	2,317	3,538	8,987	12,525	545	2015	1997
Business Parkway	1	Lanham, MD	—	3,038	3,007	—	3,038	3,007	6,045	4	2016	2002
Dorsey	1	Jessup, MD	—	3,207	2,383	1,325	3,207	3,708	6,915	757	2011	1977
Hampton	1	Capitol Heights, MD	—	5,095	11,672	234	5,095	11,906	17,001	847	2014	2006
Hampton Overlook	3	Capitol Heights, MD	—	4,602	7,521	197	4,602	7,718	12,320	78	2016	1989/1990
Junction	1	Annapolis Junction, MD	—	2,526	10,419	19	2,526	10,438	12,964	591	2014	1989/2012
New Ridge	—	Hanover, MD	—	5,689	1,567	—	5,689	1,567	7,256	23	2016
Parkway	1	Hanover, MD	—	4,543	12,094	146	4,543	12,240	16,783	943	2014	1968/2012
Route 100	2	Elkridge, MD	—	6,492	9,403	1,702	6,492	11,105	17,597	1,290	2013	1973/1974
Troy Hill	1	Elkridge, MD	—	1,409	5,033	40	1,409	5,073	6,482	638	2012	2003

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2016
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
V Street	6	Washington, D.C.	—	67,132	41,299	4,629	67,132	45,928	113,060	2,508	2015	1955/1963

Subtotal	166		66,980	570,181	597,177	113,100	570,181	710,277	1,280,458	68,374
Unamortized net premiums	—		—	—	—	—	—	—	—	—
Unamortized net deferred financing costs	—		(363)	—	—	—	—	—	—	—
Intangible assets	—		—	—	—	—	—	—	62,580	40,983

Total	166		$66,617	$570,181	$597,177	$113,100	$570,181	$710,277	$1,343,038	$109,357

Terreno Realty Corporation

Schedule III

Real Estate Investments and Accumulated Depreciation – (Continued)

As of December 31, 2016

(in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Investment in Properties
Balance at beginning of year	$1,179,920	$901,273
Acquisition of properties	130,944	271,523
Disposition of properties	(10,520)	(8,387)
Construction in progress	22,475	1,503
Properties held for sale	—	(6,257)
Improvements, net of write-offs	20,219	20,265

Balance at end of year	$1,343,038	$1,179,920

	2016	2015
Accumulated Depreciation
Balance at beginning of year	$77,641	$45,446
Amortization of lease intangible assets	9,388	11,845
Depreciation expense	23,053	22,776
Accumulated depreciation on properties held for sale	—	(1,278)
Disposition of properties and write-offs	(725)	(1,148)

Balance at end of year	$109,357	$77,641

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 8, 2017.

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

Signature	Title	Date

/s/ W. Blake Baird W. Blake Baird	Chairman, Chief Executive Officer and Director (principal executive officer)	February 8, 2017

/s/ Michael A. Coke Michael A. Coke	President and Director	February 8, 2017

/s/ Jaime J. Cannon Jaime J. Cannon	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 8, 2017

/s/ LeRoy E. Carlson LeRoy E. Carlson	Director	February 8, 2017

/s/ Peter J. Merlone Peter J. Merlone	Director	February 8, 2017

/s/ Douglas M. Pasquale Douglas M. Pasquale	Director	February 8, 2017

/s/ Dennis Polk Dennis Polk	Director	February 8, 2017

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of Registrant, as amended (previously filed as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

3.2	Articles Supplementary for Registrant’s 7.75% Series A Cumulative Redeemable Preferred Stock (as previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 19, 2012 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate of Registrant (previously filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 on January 15, 2010 and incorporated herein by reference).

4.2	Specimen Certificate for the Company’s 7.75% Series A Cumulative Redeemable Preferred Stock (previously filed as Exhibit 4.1 to the Company’s Form 8-A on July 13, 2012 and incorporated herein by reference).

10.1+	Amended and Restated Severance Agreement between Registrant and W. Blake Baird, dated as of February 18, 2014 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated herein by reference).

10.2+	Amended and Restated Severance Agreement between Registrant and Michael A. Coke dated as of February 18, 2014 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated herein by reference).

10.3+	Severance Agreement between Registrant and Jaime J. Cannon dated as of February 18, 2014 (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated herein by reference).

10.4+	Amended and Restated 2010 Equity Incentive Plan of Registrant (previously filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A on March 19, 2014 and incorporated herein by reference).

10.5+	Form of Restricted Stock Award Agreement for Executive Officers and Employees (previously filed as Exhibit 10.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.6+	Form of Restricted Stock Award Agreement for Non-Employee Directors (previously filed as Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.7+	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers (previously filed as Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.8+	Amended and Restated Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated by reference herein).

10.9+	Form of Award Notice under the Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.10	Fourth Amended and Restated Senior Credit Agreement, dated as of August 1, 2016, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, MUFG Union Bank, N.A., PNC Capital Markets LLC and Regions Capital Markets as joint lead arrangers and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 2, 2016 and incorporated herein by reference).

10.11	Note Purchase Agreement, dated as of June 2, 2016, among Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 7, 2016 and incorporated herein by reference).

10.12	Note Purchase Agreement, dated as of September 1, 2015, among Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 8, 2015 and incorporated herein by reference).

10.13*+	Severance Agreement between the Company and Andrew T. Burke, dated as of February 18, 2014.

10.14*+	Severance Agreement between the Company and John T. Meyer, dated as of February 18, 2014.

12.1*	Statement of Computation of Ratios.

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of President, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Terreno Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Schedule III-Real Estate Investments and Accumulated Depreciation.

*	Filed herewith.
**	Furnished herewith.
+	Exhibit is a management contract or compensatory plan or arrangement.