Form 10-Q
period 2017-03-31
Terreno Realty Corp
filed 2017-05-03
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The registrant had 49,971,989 shares of its common stock, $0.01 par value per share, outstanding as of April 28, 2017.

Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments in real estate
Land	$572,086	$570,181
Buildings and improvements	713,207	710,277
Intangible assets	62,161	62,580

Total investments in properties	1,347,454	1,343,038
Accumulated depreciation and amortization	(116,912)	(109,357)

Net investments in properties	1,230,542	1,233,681
Properties held for sale, net	14,957	—

Net investments in real estate	1,245,499	1,233,681
Cash and cash equivalents	11,073	14,208
Restricted cash	6,021	4,270
Other assets, net	29,075	26,822

Total assets	$1,291,668	$1,278,981

LIABILITIES AND EQUITY
Liabilities
Credit facility	$16,000	$51,500
Term loans payable, net	148,686	148,616
Senior unsecured notes, net	148,638	148,594
Mortgage loans payable, net	66,116	66,617
Security deposits	9,657	9,922
Intangible liabilities, net	3,012	3,485
Dividends payable	9,903	9,483
Performance share awards payable	6,230	10,739
Accounts payable and other liabilities	19,064	18,220

Total liabilities	427,306	467,176
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and 1,840,000 shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	46,000
Common stock: $0.01 par value, 400,000,000 shares authorized, and 49,562,579 and 47,414,365 shares issued and outstanding, respectively	496	474
Additional paid-in capital	818,886	766,229
Retained earnings	—	—
Accumulated other comprehensive loss	(1,020)	(898)

Total stockholders’ equity	864,362	811,805

Total liabilities and equity	$1,291,668	$1,278,981

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
REVENUES
Rental revenues	$24,467	$19,998
Tenant expense reimbursements	6,974	5,659

Total revenues	31,441	25,657

COSTS AND EXPENSES
Property operating expenses	8,547	7,754
Depreciation and amortization	9,184	8,262
General and administrative	4,179	3,440
Acquisition costs	1	959

Total costs and expenses	21,911	20,415

OTHER INCOME (EXPENSE)
Interest and other income	35	13
Interest expense, including amortization	(3,766)	(3,070)
Gain on sales of real estate investments	—	5,248

Total other income and expenses	(3,731)	2,191

Net income	5,799	7,433
Preferred stock dividends	(891)	(891)

Net income, net of preferred stock dividends	4,908	6,542
Allocation to participating securities	(34)	(58)

Net income available to common stockholders, net of preferred stock dividends	$4,874	$6,484

EARNINGS PER COMMON SHARE—BASIC AND DILUTED:
Net income available to common stockholders, net of preferred stock dividends	$0.10	0.15

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	47,645,321	42,995,106

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net income	$5,799	$7,433
Other comprehensive income (loss): cash flow hedge adjustment	(122)	(201)

Comprehensive income	$5,677	$7,232

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

				Additional Paid- in Capital		Accumulated Other Comprehensive Loss
		Common Stock
	Preferred	Number of			Retained
	Stock	Shares	Amount		Earnings		Total
Balance as of December 31, 2016	$46,000	47,414,365	$474	$766,229	$—	$(898)	$811,805
Net income	—	—	—	—	5,799	—	5,799
Issuance of common stock, net of issuance costs of $933	—	2,242,333	22	60,684	—	—	60,706
Repurchase of common stock	—	(126,366)	—	(3,436)	—	—	(3,436)
Issuance of restricted stock	—	32,247	—	—	—	—	—
Stock-based compensation	—	—	—	404	—	—	404
Common stock dividends	—	—	—	(4,995)	(4,908)	—	(9,903)
Preferred stock dividends	—	—	—	—	(891)	—	(891)
Other comprehensive loss	—	—	—	—	—	(122)	(122)

Balance as of March 31, 2017	$46,000	49,562,579	$496	$818,886	$—	$(1,020)	$864,362

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,799	$7,433
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(1,043)	(1,446)
Amortization of lease intangibles	(336)	(344)
Depreciation and amortization	9,184	8,262
Gain on sales of real estate investments	—	(5,248)
Deferred financing cost and mortgage premium amortization	278	182
Stock-based compensation	1,525	1,011
Changes in assets and liabilities
Other assets	(330)	(1,711)
Accounts payable and other liabilities	1,006	428

Net cash provided by operating activities	16,083	8,567
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(15,112)	(26,934)
Proceeds from sales of real estate investments, net	—	15,912
Additions to construction in progress	—	(1,301)
Additions to buildings, improvements and leasing costs	(6,431)	(4,866)

Net cash used in investing activities	(21,543)	(17,189)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	54,714	—
Issuance costs on issuance of common stock	(794)	—
Repurchase of common stock	(3,436)	(1,551)
Borrowings on credit facility	19,000	5,000
Payments on credit facility	(54,500)	—
Payments on mortgage loans payable	(534)	(5,345)
Dividends paid to common stockholders	(9,483)	(7,796)
Dividends paid to preferred stockholders	(891)	(891)

Net cash provided by (used in) financing activities	4,076	(10,583)
Net decrease in cash and cash equivalents and restricted cash	(1,384)	(19,205)
Cash and cash equivalents and restricted cash at beginning of period	18,478	25,108

Cash and cash equivalents and restricted cash at end of period	$17,094	$5,903

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$3,914	$3,920
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$7,510	$4,522
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$15,130	$27,870
Assumption of other assets and liabilities	(18)	(936)

Net cash paid for property acquisitions	$15,112	$26,934

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. All square feet, acres, occupancy and number of properties disclosed in these notes to the consolidated financial statements are unaudited. As of March 31, 2017, the Company owned 168 buildings (including one building held for sale) aggregating approximately 12.1 million square feet and five improved land parcels consisting of approximately 22.8 acres.

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

Basis of Presentation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim consolidated financial statements include all of the Company’s accounts and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the financial statements contained in the Company’s 2016 Annual Report on Form 10-K and the notes thereto, which was filed with the Securities and Exchange Commission on February 8, 2017.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded during the three months ended March 31, 2017 or 2016.

Property Acquisitions. Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not considered a business. To be a business, the set of acquired activities and assets must include inputs and one or more substantive processes that together contribute to the ability to create outputs. The Company has determined that its real estate property acquisitions will generally be accounted for as asset acquisitions under the clarified definition. Prior to January 1, 2017 the Company generally accounted for property acquisitions as business combinations, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Upon acquisition of a property the Company estimates the fair value of acquired tangible assets (consisting generally of land, buildings and improvements) and intangible assets and liabilities (consisting generally of the above and below-market leases and the origination value of all in-place leases). The Company determines fair values using replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition. Acquisition-related costs associated with asset acquisitions are capitalized to individual assets (typically land and building) and liabilities assumed on a relative fair value basis and acquisition-related costs associated with business combinations are expensed as incurred.

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.3 million for both the three months ended March 31, 2017 and 2016. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of March 31, 2017 is 2.7 years. As of March 31, 2017 and December 31, 2016, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	March 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$57,845	$(40,062)	$17,783	$58,112	$(37,664)	$20,448
Above-market leases	$4,457	$(3,444)	$1,013	$4,468	$(3,319)	$1,149
Below-market leases	$(9,131)	$6,119	$(3,012)	$(9,133)	$5,648	$(3,485)

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

Discontinued Operations. The Company considers a property to be classified as discontinued operations when it meets the criteria established under ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Disposals that represent a strategic shift that should have or will have a major effect on the Company’s operations and financial results qualify as discontinued operations.

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

The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2017	2016
Beginning
Cash and cash equivalents at beginning of period	$14,208	$22,450
Restricted cash	4,270	2,658

Cash and cash equivalents and restricted cash	18,478	25,108
Ending
Cash and cash equivalents at end of period	11,073	3,580
Restricted cash	6,021	2,323

Cash and cash equivalents and restricted cash	17,094	5,903

Net decrease in cash and cash equivalents and restricted cash	$(1,384)	$(19,205)

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

As of March 31, 2017 and December 31, 2016, approximately $23.1 million and $21.6 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.3 million and $0.4 million as of March 31, 2017 and December 31, 2016, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $4.8 million and $4.5 million as of March 31, 2017 and December 31, 2016, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of March 31, 2017 and December 31, 2016, the mortgage premiums were fully amortized.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of March 31, 2017 and December 31, 2016, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

In addition, the Company has awarded long-term incentive target awards (the “Performance Share awards”) to its executives that may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period, which is generally three years. The amount that may be earned under the Performance Share awards is variable depending on the relative total shareholder return of the Company’s common stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index over the pre-established performance measurement period. The Company estimates the fair value of the Performance Share awards using a Monte Carlo simulation model on the date of grant and at each reporting period. The Performance Share awards are recognized as compensation expense over the requisite performance period based on the fair value of the Performance Share awards at the balance sheet date and vary quarter to quarter based on the Company’s relative share price performance.

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

As of March 31, 2017, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019, and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2017 and December 31, 2016, the fair value of the interest rate caps was approximately $0.1 million and $0.3 million, respectively.

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

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which created ASC Topic 606, Revenue from Contracts with Customers, which is their final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The effective date of ASU 2014-09 was deferred by the issuance of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, by one year to make the guidance of ASU 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim period therein. Early adoption is permitted but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016. The Company will adopt the guidance effective January 1, 2018 and is currently assessing the impact, including the transition method that will be used, on its consolidated financial statements and notes to its consolidated financial statements. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: (1) identifying performance obligations and (2) the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in ASU 2015-14. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which make additional narrow scope amendments to Topic 606 including loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts. The FASB allows two adoption methods under ASU 2014-09. Under one method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules (“modified retrospective method”). The Company continues to evaluate the available adoption methods and it has not yet selected which transition method it will apply. The Company believes the effects on its existing accounting policies will be associated with its non-leasing revenue components, specifically the amount, timing and presentation of tenant expense reimbursements revenue. The Company is also currently evaluating the impact to the amount and timing of historical real estate sales and associated gain recognition. The Company is also continuing to assess the potential effect that this new standard is expected to have on its consolidated financial statements as it relates to its leasing arrangements with its tenants and in conjunction with its assessment and anticipated adoption of the new leasing guidance under ASU 2016-02, Leases (see below). The Company continues to evaluate other areas of the standard and is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements and expects to adopt this update beginning January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard requires that non-lease components, such as tenant expense reimbursement revenues, be accounted for in accordance with ASU 2014-09, Revenue from Contracts with Customers (see above), which could change the classification and timing of its non-lease components. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, which for the Company would be the first quarter of 2019, and early adoption is permitted. The Company is currently assessing the potential changes to its accounting and whether such changes will have a material impact on its consolidated financial statements and notes to its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The Company elected to early adopt the provisions of ASU 2016-18 as of March 31, 2017, and has revised its consolidated statements of cash flows for the period ended March 31, 2016 to reflect amounts described as restricted cash and restricted cash equivalents included with cash and cash equivalents in the reconciliation of beginning of period and end of period total amounts shown on the consolidated statements of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. A reconciliation of cash and cash equivalents and restricted cash as presented on the consolidated balance sheets to the consolidated statements of cash flows is included in the significant accounting policies above.

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

As of March 31, 2017, the Company owned 47 buildings and approximately 2.9 million square feet located in Northern New Jersey/New York City, which accounted for approximately 23.7% of its annualized base rent and 27 buildings and approximately 2.8 million square feet located in Washington D.C./Baltimore, which accounted for approximately 23.2% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of March 31, 2017, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than approximately 10% of its rental revenues for the three months ended March 31, 2017.

Note 4.	Investments in Real Estate

During the three months ended March 31, 2017, the Company acquired two industrial buildings containing approximately 91,000 square feet. The total aggregate initial investment, including acquisition costs, was approximately $15.1 million, of which $9.6 million was recorded to land, $5.5 million to buildings and improvements, $0 to intangible assets and $0 to intangible liabilities.

The Company recorded revenues and net income for the three months ended March 31, 2017 of approximately $0.2 million and $0.1 million, respectively, related to the 2017 acquisitions.

During the three months ended March 31, 2016, the Company acquired three industrial buildings containing approximately 125,000 square feet and one improved land parcel containing approximately 4.5 acres. The total aggregate initial investment was approximately $27.9 million, of which $16.7 million was recorded to land, $9.9 million to buildings and improvements, $1.3 million to intangible assets and $0.7 million to intangible liabilities.

The Company recorded revenues and net income for the three months ended March 31, 2016 of approximately $0.1 million and $0.1 million, respectively, related to the 2016 acquisitions.

The above assets and liabilities were recorded at fair value, which uses Level 3 inputs. The properties were acquired from unrelated third parties using existing cash on hand, proceeds from property sales, issuance of common stock and borrowings on the revolving credit facility. Effective January 1, 2017, the Company adopted ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business under which property acquisitions are generally accounted for as asset acquisitions resulting in the capitalization of acquisition costs as part of the purchase price of the acquisition, instead of being expensed as incurred. Prior to January 1, 2017 the Company accounted for property acquisitions as business combinations, in accordance with ASC 805, Business Combinations, resulting in the expense of acquisition costs as incurred.

During 2016, the Company completed redevelopment of its South Main Street property in Carson, California. The Company demolished three buildings totaling approximately 186,000 square feet, constructed a new front-load industrial distribution building containing approximately 210,000 square foot and renovated an existing approximately 34,000 square foot office building. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0 and $0.2 million, respectively, during the three months ended March 31, 2017 and 2016.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2017 and 2016 as if all of the Company’s acquisitions during the three months ended March 31, 2017 occurred on January 1, 2016. The following pro forma results for the three months ended March 31, 2017 and 2016 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2016, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended March 31,
	2017	2016
Total revenues	$31,527	$25,915
Net income available to common stockholders, net of preferred stock dividends	4,934	6,657
Basic and diluted net income available to common stockholders per share, net of preferred stock dividends	$0.10	$0.15

Note 5.	Held for Sale Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of March 31, 2017, the Company has entered into an agreement with one third-party purchaser to sell one property located in the Los Angeles market for a sales price of approximately $25.3 million (net book value of approximately $15.0 million). The sale of the property is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

The following summarizes the condensed results of operations of the property held for sale as of March 31, 2017, for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Rental revenues	$273	$263
Tenant expense reimbursements	73	79
Property operating expenses	(80)	(74)
Depreciation and amortization	(86)	(80)

Income from operations	$180	$188

Note 6.	Debt

As of March 31, 2017, the Company had $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in September 2022, $50.0 million of senior unsecured notes that mature in October 2027 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $200.0 million unsecured revolving credit facility that matures in August 2020, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of March 31, 2017 and December 31, 2016, there was $16.0 million and $51.5 million, respectively, of borrowings outstanding on the revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on the term loans. As of both March 31, 2017 and December 31, 2016, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. See “Note 7-Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million of term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of March 31, 2017) for the revolving credit facility and 1.30% to 1.85% (1.30% as of March 31, 2017) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of March 31, 2017 and December 31, 2016.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2019 and 2021. As of March 31, 2017, the Company had three mortgage loans payable, net of deferred financings costs, totaling approximately $66.1 million, which bear interest at a weighted average fixed annual rate of 4.0%. As of December 31, 2016, the Company had four mortgage loans payable, net of deferred financing costs, totaling approximately $66.6 million, which bore interest at a weighted average fixed annual interest rate of 4.0%. As of March 31, 2017 and December 31, 2016, the total net book value of the properties securing the debt was approximately $134.3 million and $144.4 million, respectively.

The scheduled principal payments of the Company’s debt as of March 31, 2017 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2017 (9 months)	$—	$—	$—	$1,383	$1,383
2018	—	—	—	1,910	1,910
2019	—	—	—	18,805	18,805
2020	16,000	—	—	33,077	49,077
2021	—	50,000	—	11,271	61,271
Thereafter	—	100,000	150,000	—	250,000

Subtotal	16,000	150,000	150,000	66,446	382,446
Unamortized net premiums	—	—	—	—	—

Total Debt	16,000	150,000	150,000	66,446	382,446
Deferred financing costs, net	—	(1,314)	(1,362)	(330)	(3,006)

Total Debt, net	$16,000	$148,686	$148,638	$66,116	$379,440

Weighted Average Interest Rate	2.2%	2.1%	4.3%	4.0%	3.3%

Note 7.	Derivative Financial Instruments

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

As of March 31, 2017, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019 and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company is required to make certain monthly variable rate payments on the term loans, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.

The Company records all derivative instruments on a gross basis in other assets on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

				Fair Value		Notional Amount
Derivative Instrument	Effective Date	Maturity Date	Interest Rate Strike	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Assets:
Interest Rate Cap	12/1/2014	5/1/2021	4.0%	$115	$204	$50,000	$50,000
Interest Rate Cap	9/1/2015	4/1/2019	4.0%	3	14	50,000	50,000
Interest Rate Cap	9/1/2015	2/3/2020	4.0%	23	63	50,000	50,000

Total				$141	$281	$150,000	$150,000

The effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges is recorded in AOCI and will be reclassified to interest expense in the period that the hedged forecasted transaction affects earnings on the Company’s variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings into interest expense.

The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$18	$—
Amount of gain reclassified from AOCI into interest expense (effective portion)	$18	$—

The Company estimates that approximately $0.1 million will be reclassified from AOCI as an increase to interest expense over the next twelve months.

Note 8.	Fair Value Measurements

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

Recurring Measurements – Interest Rate Contracts

Fair Value of Interest Rate Caps

Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of March 31, 2017, the Company applied the provisions of this standard to the valuation of its interest rate caps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Fair Value Measurement Using
Assets	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate caps at:
March 31, 2017	$141	$—	$141	$—
December 31, 2016	$281	$—	$281	$—

Financial Instruments Disclosed at Fair Value

As of March 31, 2017 and December 31, 2016, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes was estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.

The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Debt at:
March 31, 2017	$380,049	$—	$380,049	$—	$379,440
December 31, 2016	$417,219	$—	$417,219	$—	$415,327

Note 9.	Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the ATM Program, the Company had a $100.0 million ATM program (the “Prior ATM Program”), which was fully utilized as of December 31, 2016. Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Facility. During the three months ended March 31, 2017, the Company issued an aggregate of 2,047,100 shares of common stock at a weighted average offering price of $27.36 per share under the ATM Program, resulting in net proceeds of approximately $55.2 million, and paying total compensation to the applicable sales agents of approximately $0.8 million. During the three months ended March 31, 2016, the Company issued an aggregate of 50,968 shares of common stock at a weighted average offering price of $23.52 per share under the Prior ATM Program, resulting in net proceeds of approximately $1.2 million and paying total compensation to the applicable sales agents of approximately $18,000. As of March 31, 2017 and December 31, 2016, the Company had shares of common stock having an aggregate offering price of up to $89.5 million and $145.5 million, respectively, available for issuance under the ATM Program.

The Company has a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its outstanding common stock from time to time through December 31, 2018. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2017, the Company has not repurchased any shares of stock pursuant to its share repurchase authorization.

As of both March 31, 2017 and December 31, 2016, 1,840,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding. Dividends on the Series A Preferred Stock are payable when, as and if authorized by the Company’s board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up, senior to the Company’s common stock.

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

As of March 31, 2017, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Company’s Amended and Restated 2010 Equity Incentive Plan (the “Plan”), of which 588,353 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to March 31, 2017 ranged from $14.20 to $26.52. The fair value of the restricted stock that was granted during the three months ended March 31, 2017 was approximately $0.9 million and the vesting period for the restricted stock is five years. As of March 31, 2017, the Company had approximately $6.2 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.4 years. The Company recognized compensation costs of approximately $0.4 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the three months ended March 31, 2017.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2016	395,281	$20.48
Granted	32,247	26.52
Forfeited	(32,349)	19.59
Vested	(20,337)	18.06

Non-vested shares outstanding as of March 31, 2017	374,842	$21.21

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of March 31, 2017:

Non-vested Shares Vesting Schedule	Number of Shares
2017 (9 months)	—
2018	32,358
2019	23,686
2020	301,877
2021	11,045
Thereafter	5,876

Total Non-vested Shares	374,842

Long-Term Incentive Plan:

As of March 31, 2017, there are three open performance measurement periods for the Performance Share awards: January 1, 2015 to December 31, 2017, January 1, 2016 to December 31, 2018 and January 1, 2017 to December 31, 2019. During the three months ended March 31, 2017, the Company issued 195,233 shares of common stock at a price of $28.84 per share related to the Performance Share awards for the performance period from January 1, 2014 to December 31, 2016. During the three months ended March 31, 2017 and 2016, the Company recorded compensation expense related to the open Performance Share awards of approximately $1.1 million and $0.6 million, respectively, which varies quarter to quarter based on the Company’s relative share price performance. As of March 31, 2017 and December 31, 2016, accrued compensation costs related to the Performance Share awards were approximately $6.2 million and $10.7 million, respectively.

The following table summarizes certain information with respect to the Performance Share awards (dollars in thousands):

			Expense
	Fair Value	Accrual	For the Three Months Ended March 31,
Performance Share Period	March 31, 2017	March 31, 2017	2017	2016
January 1, 2017—December 31, 2019	$2,491	$205	$205	$—
January 1, 2016—December 31, 2018	3,776	1,571	309	200
January 1, 2015—December 31, 2017	5,946	4,454	607	298
January 1, 2014—December 31, 2016	—	—	—	130

Total	$12,213	$6,230	$1,121	$628

Dividends:

The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2017:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2017	Common stock	$0.200000	February 7, 2017	March 28, 2017	April 12, 2017
March 31, 2017	Preferred stock	$0.484375	February 7, 2017	March 10, 2017	March 31, 2017

Note 10.	Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the three months ended March 31, 2017 and 2016.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 394,494 and 402,849 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2017 and 2016, respectively.

Note 11.	Commitments and Contingencies

Contractual Commitments. As of May 2, 2017, the Company has eight outstanding contracts with third-party sellers to acquire eight industrial properties consisting of approximately 476,000 square feet and four improved land parcels consisting of approximately 19.0 acres. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	3	200,875	$39,630	$—
Northern New Jersey/New York City [1]	4	32,676	41,450	—
San Francisco Bay Area	—	—	—	—
Seattle	2	221,176	28,910	—
Miami	—	—	—	—
Washington, D.C./Baltimore	1	21,666	3,727	—

Total	10	476,393	$113,717	$—

[1]	Includes four improved land parcels consisting of approximately 19.0 acres.

As of May 2, 2017, the Company has executed one non-binding letter of intent with a third-party seller to acquire one industrial property consisting of approximately 16,397 square feet. The total purchase price for this industrial property is approximately $2.6 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.

Note 12.	Subsequent Events

On April 20, 2017, the Company acquired one industrial building located in North Bergen, NJ containing approximately 126,000 square feet for a total purchase price of approximately $14.0 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings on the revolving credit facility.

On April 20, 2017, the Company acquired approximately one million square feet of land located in Lynwood, CA containing two industrial distribution buildings totaling approximately 464,000 square feet and one rail transshipment facility containing approximately 13,000 square feet for a total purchase price of approximately $31.4 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings on the revolving credit facility.

On April 21, 2017, the Company acquired one industrial building located in Seattle, WA containing approximately 35,000 square feet for a total purchase price of approximately $5.9 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings on the revolving credit facility.

On April 28, 2017, the Company sold one industrial building located in Whittier, CA containing approximately 162,000 square feet with an original purchase price of approximately $16.1 million, for a sales price of approximately $25.3 million.

On May 2, 2017, the Company’s board of directors declared a cash dividend in the amount of $0.20 per share of its common stock payable on July 21, 2017 to the stockholders of record as of the close of business on July 7, 2017.

On May 2, 2017, the Company’s board of directors declared a cash dividend in the amount of $0.484375 per share of its Series A Preferred Stock payable on June 30, 2017 to the preferred stockholders of record as of the close of business on June 9, 2017.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on February 8, 2017 and in our other public filings;

•	our ability to identify and acquire industrial properties on terms favorable to us;

•	general volatility of the capital markets and the market price of our common stock;

•	adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;

•	our dependence on key personnel and our reliance on third-party property managers;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	our ability to manage our growth effectively;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs;

•	declining real estate valuations and impairment charges;

•	our expected leverage, our failure to obtain necessary outside financing, and future debt service obligations;

•	our ability to make distributions to our stockholders;

•	our failure to successfully hedge against interest rate increases;

•	our failure to successfully operate acquired properties;

•	risks relating to our real estate redevelopment and expansion strategies and activities;

•	our failure to qualify or maintain our status as a real estate investment trust, or REIT, and possible adverse changes to tax laws;

•	uninsured or underinsured losses relating to our properties or that otherwise result from future litigation;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles; Northern New Jersey/New York City; San Francisco Bay Area; Seattle; Miami; and Washington, D.C./Baltimore. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and transshipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of March 31, 2017, we owned a total of 168 buildings (including one building held for sale) aggregating approximately 12.1 million square feet that were approximately 97.4% leased to 388 customers, the largest of which accounted for approximately 5.7% of our total annualized based rent and five improved land parcels consisting of 22.8 acres. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

The following table summarizes by market our investments in real estate as of March 31, 2017:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of March 31, 2017	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)[3]

Los Angeles [4]	18	1,660,537	13.8%	100.0%	$13,832	14.4%	$8.33	3.5	$202,538
Northern New Jersey/New York City	47	2,892,024	23.9%	98.3%	22,776	23.7%	8.02	4.3	328,403

San Francisco Bay Area	26	1,327,777	11.0%	92.1%	12,948	13.5%	10.58	5.2	192,878

Seattle	22	1,573,692	13.0%	99.5%	10,856	11.3%	6.93	3.6	165,692

Miami	28	1,877,237	15.5%	94.7%	13,279	13.9%	7.47	3.9	164,668

Washington, D.C./Baltimore	27	2,758,850	22.8%	98.2%	22,289	23.2%	8.23	4.1	309,596

Total/Weighted Average	168	12,090,117	100.0%	97.4%	$95,980	100.0%	$8.15	4.1	$1,363,775

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2017, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2017, weighted by the respective square footage.
[3]	Includes 22.8 acres of improved land as discussed below.
[4]	Includes one property held for sale with a gross book value of approximately $16.4 million and accumulated depreciation and amortization of approximately $1.4 million as of March 31, 2017.

We also own five improved land parcels totaling approximately 22.8 acres that are 100% leased to six tenants. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may consider redeveloping such land either by expansion of adjacent buildings or the construction of new buildings.

The following table summarizes by market our investments in improved land as of March 31, 2017:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of March 31, 2017	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	2	2.6	11.4%	100.0%	$447	22.1%	$3.91	3.9
Northern New Jersey/New York City	1	4.5	19.7%	100.0%	649	32.2%	3.31	9.6

San Francisco Bay Area	—	—	0.0%	—	—	0.0%	—	—

Seattle	—	—	0.0%	—	—	0.0%	—	—

Miami	1	2.3	10.1%	100.0%	202	10.0%	2.02	2.2

Washington, D.C./Baltimore	1	13.4	58.8%	100.0%	720	35.7%	1.24	2.8

Total/Weighted Average	5	22.8	100.0%	100.0%	$2,018	100.0%	$2.03	4.2

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2017, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2017, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Building improvements	$2,485	$1,353
Tenant improvements	2,359	340
Leasing commissions	1,142	934
Redevelopment and expansion	—	2,868

Total capital expenditures[1]	$5,986	$5,495

[1]	Includes approximately $3.2 million and $3.7 million for the three months ended March 31, 2017 and 2016, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at six and four properties for the three months ended March 31, 2017 and 2016, respectively.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 90.0% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of March 31, 2017 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	FedEx Corporation	7	538,975	4.5%	$5,447	5.7%
2	United States Government	10	398,932	3.3%	4,819	5.0%
3	Danaher	3	171,707	1.4%	2,961	3.1%
4	Northrop Grumman Systems	2	199,866	1.7%	2,310	2.4%
5	H.D. Smith Wholesale Drug Company	1	211,418	1.7%	2,260	2.3%
6	District of Columbia	3	149,203	1.2%	1,600	1.7%
7	XPO Logistics	2	180,717	1.5%	1,497	1.6%
8	Synergy Custom Fixtures	1	301,983	2.5%	1,478	1.5%
9	West Coast Warehouse	1	265,500	2.2%	1,468	1.5%
10	YRC	2	61,252	0.5%	1,337	1.4%
11	Interior Specialists, Inc.	1	138,780	1.2%	1,327	1.4%
12	O’Neill Logistics	2	237,692	2.0%	1,323	1.4%
13	Miami International Freight Systems	1	192,454	1.6%	1,245	1.3%
14	Avborne Accessory Group	1	137,594	1.1%	1,113	1.2%
15	Space Systems/Loral LLC	2	107,060	0.9%	1,107	1.1%
16	United Legwear Company	1	161,610	1.3%	1,100	1.1%
17	Amazon.com	1	158,168	1.3%	1,044	1.1%
18	Bar Logistics	2	156,204	1.3%	937	1.0%
19	JAM’N Logistics	1	110,336	0.9%	936	1.0%
20	Home Depot	1	192,000	1.6%	930	1.0%

	Total	45	4,071,451	33.7%	$36,239	37.8%

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2017, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place as of March 31, 2017, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2]	% of Total Annualized Base Rent
2017 (9 months) [1]	866,591	7.2%	$8,287	7.8%
2018	1,460,445	12.1%	12,202	11.4%
2019	2,069,620	17.2%	15,936	14.9%
2020	1,662,912	13.8%	13,828	13.0%
2021	2,129,843	17.7%	17,502	16.4%
Thereafter	3,543,973	29.4%	38,902	36.5%

Total	11,733,384	97.4%	$106,657	100.0%

[1]	Includes leases that expire on or after March 31, 2017 and month-to-month leases totaling approximately 44,491 square feet.
[2]	Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of March 31, 2017, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of March 31, 2017, leases representing approximately 7.2% of the total rentable square footage of our portfolio are scheduled to expire through December 31, 2017. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for 2017 expirations will be above the rates currently being paid for the same space. Rent changes on new and renewed leases commenced during the quarter ended March 31, 2017 were approximately 15.4% higher as compared to the previous rental rates for that same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Recent Developments

Acquisition Activity

During the three months ended March 31, 2017, we acquired two industrial buildings containing approximately 91,000 square feet for a total purchase price of approximately $14.9 million. The properties were acquired from unrelated third parties using existing cash on hand, proceeds from the issuance of common stock and proceeds from borrowings on our revolving credit facility. The following table sets forth the industrial properties we acquired during the three months ended March 31, 2017:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Acacia	Compton, CA	January 25, 2017	1	45,776	$7,103	4.9%
637 S. Lucile	Seattle, WA	February 3, 2017	1	45,320	7,750	6.0%

Total/Weighted Average			2	91,096	$14,853	5.5%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $15.1 million, including $0.2 million in closing costs and acquisition costs.
[2]	Stabilized cap rates are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Subsequent to March 31, 2017, we acquired five industrial buildings for a total purchase price of approximately $51.3 million. The properties were acquired from unrelated third parties using existing cash on hand and borrowings on our revolving credit facility. The following table sets forth the industrial properties we acquired subsequent to March 31, 2017:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate
7777 West Side Ave	North Bergen, NJ	April 20, 2017	1	126,491	$14,000	5.3%
Lynwood [1]	Lynwood, CA	April 20, 2017	3	477,153	31,378	3.9%
Hanford	Seattle, WA	April 21, 2017	1	34,983	5,940	5.0%

Total/Weighted Average			5	638,627	$51,318	4.4%

[1]	Includes approximately one million square feet of land which contains two industrial distribution buildings and one rail transshipment facility.

Disposition Activity

Subsequent to March 31, 2017, we sold one property located in the Los Angeles market with an original purchase price of approximately $16.1 million, for a sales price of approximately $25.3 million.

ATM Program

We have an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $150.0 million in amounts and at times as we determine from time to time. Prior to the implementation of the new ATM Program, we had a $100.0 million ATM program (the “Prior ATM Program”), which was fully utilized as of December 31, 2016. During the three months ended March 31, 2017, we issued an aggregate of 2,047,100 shares of common stock at a weighted average offering price of $27.36 per share under the ATM Program, resulting in net proceeds of approximately $55.2 million and paying total compensation to the applicable sales agents of approximately $0.8 million. As of March 31, 2017, we had shares of common stock having an aggregate offering price of up to $89.5 million available for issuance under the ATM Program.

Share Repurchase Program

On November 1, 2016, our Board of Directors approved an extension of the share repurchase program authorizing us to repurchase up to 2,000,000 shares of our outstanding common stock from time to time through December 31, 2018. Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2017, we have not repurchased any shares of stock pursuant to our share repurchase authorization.

Dividend and Distribution Activity

On May 2, 2017, our board of directors declared a cash dividend in the amount of $0.20 per share of our common stock payable on July 21, 2017 to the stockholders of record as of the close of business on July 7, 2017.

On May 2, 2017, our board of directors declared a cash dividend in the amount of $0.484375 per share of our Series A Preferred Stock payable on June 30, 2017 to the preferred stockholders of record as of the close of business on June 9, 2017.

Contractual Commitments

As of May 2, 2017, we have eight outstanding contracts with third-party sellers to acquire eight industrial properties and one non-binding letter of intent with a third-party seller to acquire one industrial property as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions and, in addition, with respect to the property under non-binding letter of intent, our entry into a purchase and sale agreement.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 90.0% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

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

The analysis of our results below for the three months ended March 31, 2017 and 2016 includes the changes attributable to same store properties. The same store pool for the comparison of the three months ended March 31, 2017 and 2016 includes all properties that were owned and in operation as of March 31, 2017 and since January 1, 2016 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of March 31, 2017. As of March 31, 2017, the same store pool consisted of 144 buildings aggregating approximately 10.7 million square feet representing approximately 88.8% of our total square feet owned and three improved land parcels consisting of 4.9 acres. As of March 31, 2017, the non-same store properties, which we acquired or sold during 2016 and 2017, were held for sale or in redevelopment as of March 31, 2017, consisted of 24 buildings aggregating approximately 1.4 million square feet and two improved land parcel consisting of 17.9 acres. As of March 31, 2017 and 2016, the consolidated same store pool occupancy was approximately 99.0% and 90.4%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016:

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$21,439	$19,316	$2,123	11.0%
Non-same store operating properties [1]	3,028	682	2,346	344.0%

Total rental revenues	24,467	19,998	4,469	22.3%
Tenant expense reimbursements
Same store	6,296	5,486	810	14.8%
Non-same store operating properties [1]	678	173	505	291.9%

Total tenant expense reimbursements	6,974	5,659	1,315	23.2%

Total revenues	31,441	25,657	5,784	22.5%

Property operating expenses
Same store	7,623	7,558	65	0.9%
Non-same store operating properties [1]	924	196	728	371.4%

Total property operating expenses	8,547	7,754	793	10.2%

Net operating income [2]
Same store	20,112	17,244	2,868	16.6%
Non-same store operating properties [1]	2,782	659	2,123	322.2%

Total net operating income	$22,894	$17,903	$4,991	27.9%

Other costs and expenses
Depreciation and amortization	9,184	8,262	922	11.2%
General and administrative	4,179	3,440	739	21.5%
Acquisition costs	1	959	(958)	(99.9)%

Total other costs and expenses	13,364	12,661	703	5.6%

Other income (expense)
Interest and other income	35	13	22	169.2%
Interest expense, including amortization	(3,766)	(3,070)	(696)	22.7%
Gain on sales of real estate investments	—	5,248	(5,248)	(100.0)%

Total other income and expenses	(3,731)	2,191	(5,922)	n/a

Net income	$5,799	$7,433	$(1,634)	(22.0)%

[1]	Includes 2016 and 2017 acquisitions and dispositions, one property held for sale to a third party with a gross book value of approximately $16.4 million and accumulated depreciation and amortization of approximately $1.4 million and two improved land parcels as of March 31, 2017.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $5.8 million for the three months ended March 31, 2017 compared to the same period from the prior year due primarily to property acquisitions during 2016 and 2017 and increased average occupancy in the same store pool portfolio. The increase in same store revenues is primarily related to same store consolidated occupancy at quarter end increasing to 99.0% as of March 31, 2017 as compared to 90.4% as of March 31, 2016. For the three months ended March 31, 2017 and 2016, approximately $0.8 million and $1.1 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $0.8 million during the three months ended March 31, 2017 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $0.7 million attributable to property acquisitions during 2016 and 2017.

Depreciation and amortization. Depreciation and amortization increased approximately $0.9 million during the three months ended March 31, 2017 compared to the same period from the prior year due to property acquisitions during 2016 and 2017.

General and administrative expenses. General and administrative expenses increased approximately $0.7 million for the three months ended March 31, 2017 compared to the same period from the prior year due primarily to an increase of approximately $0.5 million in performance share award expense, which varies quarter to quarter based on our relative share price performance. Performance share award expense for the three months ended March 31, 2017 was approximately $1.1 million as compared to approximately $0.6 million for the prior year period. See “Note 9 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our performance share awards.

Acquisition costs. Acquisition costs decreased by approximately $1.0 million for the three months ended March 31, 2017 compared to the same period from the prior year due to the adoption of ASU 2017-1 effective January 1, 2017 under which our real estate property acquisitions are accounted for as asset acquisitions. Acquisition costs were capitalized to individual assets and liabilities acquired on a relative fair value basis for the three months ended March 31, 2017 as compared to expensing as incurred in the prior year period.

Interest and other income. Interest and other income increased approximately $22,000 for the three months ended March 31, 2017 compared to the same period from the prior year due primarily to insurance proceeds received in 2017.

Interest expense, including amortization. Interest expense increased approximately $0.7 million for the three months ended March 31, 2017 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings.

Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $5.2 million as of March 31, 2017 compared to the same period from the prior year due to approximately $22.5 million in property sales in 2016.

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

We have an ATM Program pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $150.0 million in amounts and at times as we determine from time to time. Actual sales, if any, will depend on a variety of factors to be determined by our company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for our company and potential uses of funding available to us. During the three months ended March 31, 2017, we issued an aggregate of 2,047,100 of common stock at a weighted average offering price of $27.36 per share under the ATM Program, resulting in net proceeds of approximately $55.2 million, and paying total compensation to the applicable sales agents of approximately $0.8 million. During the three months ended March 31, 2016, we issued an aggregate of 50,968 shares of common stock at a weighted average offering price of $23.52 per share under the Prior ATM Program, resulting in net proceeds of approximately $1.2 million and paying total compensation to the applicable sale agents of approximately $18,000. As of March 31, 2017, we had shares of common stock having an aggregate offering price of up to $89.5 million available for issuance under the ATM Program.

As of March 31, 2017, we had $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in September 2022, and $50.0 million of senior unsecured notes that mature in October 2027 (collectively the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $200.0 million revolving credit facility that matures in August 2020, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of March 31, 2017 and December 31, 2016, there was $16.0 million and $51.5 million, respectively, of borrowings outstanding on our revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on our term loans. We have three interest rate caps to hedge the variable cash flows associated with our existing $150.0 million of variable-rate term loans. See “Note 7-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of March 31, 2017) for the revolving credit facility and 1.30% to 1.85% (1.30% as of March 31, 2017) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $66.1 million and $66.6 million, respectively, and held cash and cash equivalents totaling approximately $11.1 million and $14.2 million, respectively.

The following table summarizes our debt maturities, principal payments as of and for the three months ended March 31, 2017, and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the three months ended March 31, 2017 and 2016 (dollars in thousands—except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2017 (9 months)	$—	$—	$—	$1,383	$1,383
2018	—	—	—	1,910	1,910
2019	—	—	—	18,805	18,805
2020	16,000	—	—	33,077	49,077
2021	—	50,000	—	11,271	61,271
Thereafter	—	100,000	150,000	—	250,000

Subtotal	16,000	150,000	150,000	66,446	382,446
Unamortized net premiums	—	—	—	—	—

Total Debt	16,000	150,000	150,000	66,446	382,446
Deferred financing costs, net	—	(1,314)	(1,362)	(330)	(3,006)

Total Debt, net	$16,000	$148,686	$148,638	$66,116	$379,440

Weighted Average Interest Rate	2.2%	2.1%	4.3%	4.0%	3.3%

	2017	2016
Common Stock
Shares Outstanding [1]	49,562,579	43,460,616
Market Price [2]	$28.00	$23.45

Market Value	1,387,752	1,019,151
Preferred Stock ($25.00 per share liquidation preference)	46,000	46,000

Total Equity	1,433,752	1,065,151

Total Market Capitalization	$1,813,192	$1,446,366

Total Debt-to-Total Investments in Properties [3]	27.8%	31.6%

Total Debt-to-Total Market Capitalization [4]	20.9%	26.4%

Total Debt and Preferred Stock-to-Total Market

Capitalization [5]	23.5%	29.5%

Floating Rate Debt as a % of Total Debt [6]	43.4%	53.5%

Adjusted EBITDA [7]	$20,275	$15,487

Interest Coverage [8]	5.4x	5.0x

Fixed Charge Coverage [9]	4.4x	3.7x

Total Debt-to-Adjusted EBITDA [10]	4.7x	6.2x

Total Debt and Preferred Stock-to-Adjusted EBITDA [11]	5.2x	6.9x

Weighted Average Maturity of Total Debt (years)	5.8	5.2

[1]	Includes 374,842 and 397,114 shares of unvested restricted stock outstanding as of March 31, 2017 and 2016, respectively.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on March 31, 2017 and 2016, respectively, in dollars per share.
[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including properties held for sale with a gross book value of approximately $16.4 million and $0, as of March 31, 2017 and 2016, respectively.
[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of March 31, 2017 and 2016, respectively.
[5]	Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock at liquidation preference, divided by total market capitalization as of March 31, 2017 and 2016, respectively.
[6]	Floating rate debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.30% to 1.85%, depending on leverage as of March 31, 2017, $50.0 million of our term loan borrowings with an interest rate cap of 4.0% plus 1.75% to 2.30%, depending on leverage, and $100.0 million of our term loan borrowings with interest rate caps of 4.0% plus 1.50% to 2.05%, depending on leverage as of March 31, 2016. See “Note 7-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
[7]	Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the three months ended March 31, 2017 and 2016, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[8]	Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[9]	Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[10]	Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[11]	Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2017:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2017	Common stock	$0.200000	February 7, 2017	March 28, 2017	April 12, 2017
March 31, 2017	Preferred stock	$0.484375	February 7, 2017	March 10, 2017	March 31, 2017

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under loans payable, draws on our Facility, common and preferred stock issuances, proceeds from property dispositions and issuances of unsecured notes. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs, corporate overhead costs and common and preferred stock dividends.

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $16.1 million for the three months ended March 31, 2017 compared to approximately $8.6 million for the three months ended March 31, 2016. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from properties acquired during 2016 and 2017. The same store pool also provided additional cash flows due to an increase in occupancy during the three months ended March 31, 2017 compared to the same period from the prior year.

Cash From Investing Activities. Net cash used in investing activities was approximately $21.5 million and $17.2 million, respectively, for the three months ended March 31, 2017 and 2016, which consists primarily of cash paid for property acquisitions of approximately $15.1 million and $26.9 million, respectively, and additions to capital improvements of approximately $6.5 million and $6.2 million, respectively, offset by net proceeds from sales of real estate investments of approximately $0 and $15.9 million, respectively.

Cash From Financing Activities. Net cash provided by financing activities was approximately $4.1 million for the three months ended March 31, 2017, which consists primarily of approximately $53.9 million in net common stock issuance proceeds offset by approximately $10.4 million in equity dividend payments and net payments on our revolving credit facility of approximately $35.5 million. Net cash used in financing activities was approximately $10.6 million for the three months ended March 31, 2016, which consists primarily of approximately $8.7 million in equity dividend payments and payments of mortgage loans payable of approximately $5.3 million offset by borrowings on our revolving credit facility of approximately $5.0 million.

Critical Accounting Policies

A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 and in the condensed notes to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

As of May 2, 2017, we have eight outstanding contracts with third-party sellers to acquire eight industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	3	200,875	$39,630	$—
Northern New Jersey/New York City [1]	4	32,676	41,450	—
San Francisco Bay Area	—	—	—	—
Seattle	2	221,176	28,910	—
Miami	—	—	—	—
Washington, D.C./Baltimore	1	21,666	3,727	—

Total	10	476,393	$113,717	$—

[1]	Includes four improved land parcels consisting of 19.0 acres.

As of May 2, 2017, we have executed one non-binding letter of intent with a third-party seller to acquire one industrial property. The total purchase price for this industrial property is approximately $2.6 million. In the normal course of business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.

The following table summarizes our contractual obligations due by period as of March 31, 2017 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$1,853	$52,977	$177,616	$150,000	$382,446
Debt interest payments	9,088	17,245	13,547	23,985	63,865
Operating lease commitments	253	525	550	70	1,398
Purchase obligations	113,717	—	—	—	113,717

Total	$124,911	$70,747	$191,713	$174,055	$561,426

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

The following table reflects the calculation of FFO reconciled from net income, net of preferred stock dividends for the three months ended March 31, 2017 and 2016 (dollars in thousands except per share data):

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net income, net of preferred stock dividends	$4,908	$6,542	$(1,634)	(25.0)%
Gain on sales of real estate investments	—	(5,248)	5,248	n/a
Depreciation and amortization
Depreciation and amortization from continuing operations	9,184	8,262	922	11.2%
Non-real estate depreciation	(21)	(22)	1	(4.5)%
Allocation to participating securities [1]	(109)	(86)	(23)	26.7%

Funds from operations attributable to common stockholders [2,3]	$13,962	$9,448	$4,514	47.8%

Basic and diluted FFO per common share	$0.29	$0.22	$0.07	31.8%

Weighted average basic and diluted common shares	47,645,321	42,995,106

[1]	To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 394,494 and 402,849 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2017 and 2016, respectively.
[2]	Includes expensed acquisition costs of approximately $1,000 and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.
[3]	Includes performance share award expense of approximately $1.1 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively, which varies quarter to quarter based our total shareholder return outperforming the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index over the prior three year period. See “Note 9 – Stockholders’ Equity” in our notes to consolidated financial statements for more information regarding our performance share awards.

FFO increased by approximately $4.5 million for the three months ended March 31, 2017 compared to the same period from the prior year due primarily to same store NOI growth of approximately $2.9 million for the three months ended March 31, 2017 compared to the same period from the prior year. In addition, we adopted ASU 2017-1 effective January 1, 2017 under which our real estate property acquisitions are accounted for as asset acquisitions and acquisition costs were capitalized to individual assets and liabilities acquired on a relative fair value basis for the three months ended March 31, 2017 as compared to expensing as incurred in the prior year period. The FFO increase was partially offset by performance share award expense of approximately $1.1 million for the three months ended March 31, 2017 compared to approximately $0.6 million for the three months ended March 31, 2016 which varies quarter to quarter based on our relative share price performance.

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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net income	$5,799	$7,433	$(1,634)	(22.0)%
Gain on sales of real estate investments	—	(5,248)	5,248	n/a
Depreciation and amortization from continuing operations	9,184	8,262	922	11.2%
Interest expense, including amortization	3,766	3,070	696	22.7%
Loss on extinguishment of debt	—	—	—	n/a
Stock-based compensation	1,525	1,011	514	50.8%
Acquisition costs	1	959	(958)	(99.9)%

Adjusted EBITDA	$20,275	$15,487	$4,788	30.9%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of March 31, 2017 and since January 1, 2016 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of March 31, 2017. As of March 31, 2017, the same store pool consisted of 144 buildings aggregating approximately 10.7 million square feet representing approximately 88.8% of our total square feet owned and three improved land parcels containing 4.9 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net income [1]	$5,799	$7,433	$(1,634)	(22.0)%
Depreciation and amortization from continuing operations	9,184	8,262	922	11.2%
General and administrative	4,179	3,440	739	21.5%
Acquisition costs	1	959	(958)	(99.9)%
Total other income and expenses	3,731	(2,191)	5,922	n/a

Net operating income	22,894	17,903	4,991	27.9%
Less non-same store NOI [2]	(2,782)	(659)	(2,123)	322.2%

Same store NOI [3]	$20,112	$17,244	$2,868	16.6%

Less straight-line rents and amortization of lease intangibles [4]	(955)	(1,764)	809	(45.9)%

Cash-basis same store NOI [3]	$19,157	$15,480	$3,677	23.8%

[1]	Includes approximately $25,000 of lease termination income for both the three months ended March 31, 2017 and 2016.
[2]	Includes 2016 and 2017 acquisitions and one property held for sale with a gross book value of approximately $16.4 million and accumulated depreciation and amortization of approximately $1.4 million as of March 31, 2017.
[3]	Includes approximately $25,000 of lease termination income for both the three months ended March 31, 2017 and 2016.
[4]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $3.7 million for the three months ended March 31, 2017, compared to the same period from the prior year due primarily to same store consolidated occupancy at quarter end increasing to 99.0% as of March 31, 2017 as compared to 90.4% as of March 31, 2016. Contractual rent abatements of approximately $0.7 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively, were given to certain tenants in the same-store pool.

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

As of March 31, 2017, we had $166.0 million of borrowings outstanding under our Facility. Of the $166.0 million outstanding on the Facility, $150.0 million is subject to interest rate caps. See “Note 7-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 2.1% as of March 31, 2017. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.4 million annually on the total of the outstanding balances on our Facility as of March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) Not Applicable.

(b) Not Applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
January 1, 2017 - January 31, 2017	94,017		$28.84	N/A	N/A
February 1, 2017 - February 29, 2017	18,467		27.39	N/A	N/A
March 1, 2017 - March 31, 2017	—		—	N/A	N/A

	112,484	[1]	$28.60	N/A	N/A

[1]	Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock or issuance of common stock under the Company’s Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of Registrant (previously filed as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

3.2	Articles Supplementary for Registrant’s 7.75% Series A Cumulative Redeemable Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 19, 2012 and incorporated herein by reference).

3.3	Articles Supplementary (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on February 9, 2017 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

3.5	First Amendment to Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on February 9, 2017 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 3, 2017.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 3, 2017.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated May 3, 2017.

32.1**	18 U.S.C. § 1350 Certification dated May 3, 2017.

32.2**	18 U.S.C. § 1350 Certification dated May 3, 2017.

32.3**	18 U.S.C. § 1350 Certification dated May 3, 2017.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

May 3, 2017	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

May 3, 2017	By:	/s/ Michael A. Coke
Michael A. Coke
President

May 3, 2017	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of Registrant (previously filed as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

3.2	Articles Supplementary for Registrant’s 7.75% Series A Cumulative Redeemable Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 19, 2012 and incorporated herein by reference).

3.3	Articles Supplementary (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on February 9, 2017 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

3.5	First Amendment to Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on February 9, 2017 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 3, 2017.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 3, 2017.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated May 3, 2017.

32.1**	18 U.S.C. § 1350 Certification dated May 3, 2017.

32.2**	18 U.S.C. § 1350 Certification dated May 3, 2017.

32.3**	18 U.S.C. § 1350 Certification dated May 3, 2017.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.