Form 10-Q
period 2017-06-30
Terreno Realty Corp
filed 2017-08-02
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The registrant had 52,362,553 shares of its common stock, $0.01 par value per share, outstanding as of July 31, 2017.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements of Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments in real estate
Land	$663,946	$570,181
Buildings and improvements	736,470	710,277
Intangible assets	68,084	62,580

Total investments in properties	1,468,500	1,343,038
Accumulated depreciation and amortization	(122,894)	(109,357)

Net investments in properties	1,345,606	1,233,681
Properties held for sale, net	23,189	—

Net investments in real estate	1,368,795	1,233,681
Cash and cash equivalents	4,481	14,208
Restricted cash	4,568	4,270
Other assets, net	32,909	26,822

Total assets	$1,410,753	$1,278,981

LIABILITIES AND EQUITY
Liabilities
Credit facility	$21,000	$51,500
Term loans payable, net	148,756	148,616
Senior unsecured notes, net	148,629	148,594
Mortgage loans payable, net	65,692	66,617
Security deposits	9,923	9,922
Intangible liabilities, net	19,739	3,485
Dividends payable	10,473	9,483
Performance share awards payable	8,742	10,739
Accounts payable and other liabilities	20,701	18,220

Total liabilities	453,655	467,176
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 1,840,000 and 1,840,000 shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	46,000	46,000
Common stock: $0.01 par value, 400,000,000 shares authorized, and 52,362,553 and 47,414,365 shares issued and outstanding, respectively	524	474
Additional paid-in capital	911,662	766,229
Retained earnings	—	—
Accumulated other comprehensive loss	(1,088)	(898)

Total stockholders’ equity	957,098	811,805

Total liabilities and equity	$1,410,753	$1,278,981

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Rental revenues	$25,710	$20,515	$50,177	$40,513
Tenant expense reimbursements	7,068	5,302	14,042	10,961

Total revenues	32,778	25,817	64,219	51,474

COSTS AND EXPENSES
Property operating expenses	8,452	7,102	16,999	14,856
Depreciation and amortization	9,076	8,080	18,260	16,342
General and administrative	6,030	4,298	10,209	7,738
Acquisition costs	10	484	11	1,443

Total costs and expenses	23,568	19,964	45,479	40,379

OTHER INCOME (EXPENSE)
Interest and other income	23	6	58	19
Interest expense, including amortization	(3,806)	(3,076)	(7,572)	(6,146)
Gain on sales of real estate investments	10,100	—	10,100	5,248

Total other income and expenses	6,317	(3,070)	2,586	(879)

Net income	15,527	2,783	21,326	10,216
Preferred stock dividends	(891)	(891)	(1,783)	(1,783)

Net income, net of preferred stock dividends	14,636	1,892	19,543	8,433
Allocation to participating securities	(107)	(15)	(141)	(72)

Net income available to common stockholders, net of preferred stock dividends	$14,529	$1,877	$19,402	$8,361

EARNINGS PER COMMON SHARE—BASIC AND DILUTED:
Net income available to common stockholders, net of preferred stock dividends	$0.29	0.04	$0.40	$0.19

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	50,325,668	43,839,910	48,992,899	43,417,508

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$15,527	$2,783	$21,326	$10,216
Other comprehensive income (loss): cash flow hedge adjustment	(68)	(113)	(190)	(314)

Comprehensive income	$15,459	$2,670	$21,136	$9,902

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

				Additional Paid- in Capital		Accumulated Other Comprehensive Loss
		Common Stock
	Preferred	Number of			Retained
	Stock	Shares	Amount		Earnings		Total
Balance as of December 31, 2016	$46,000	47,414,365	$474	$766,229	$—	$(898)	$811,805
Net income	—	—	—	—	21,326	—	21,326
Issuance of common stock, net of issuance costs of $2,483	—	5,042,307	50	148,487	—	—	148,537
Repurchase of common stock	—	(126,366)	—	(3,436)	—	—	(3,436)
Issuance of restricted stock	—	32,247	—	—	—	—	—
Stock-based compensation	—	—	—	1,217	—	—	1,217
Common stock dividends	—	—	—	(835)	(19,543)	—	(20,378)
Preferred stock dividends	—	—	—	—	(1,783)	—	(1,783)
Other comprehensive loss	—	—	—	—	—	(190)	(190)

Balance as of June 30, 2017	$46,000	52,362,553	$524	$911,662	$—	$(1,088)	$957,098

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,326	$10,216
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(2,009)	(2,535)
Amortization of lease intangibles	(814)	(674)
Depreciation and amortization	18,260	16,342
Gain on sales of real estate investments	(10,100)	(5,248)
Deferred financing cost and mortgage premium amortization	554	304
Stock-based compensation	4,850	2,933
Changes in assets and liabilities
Other assets	(557)	(2,074)
Accounts payable and other liabilities	2,118	1,792

Net cash provided by operating activities	33,628	21,056
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(138,268)	(47,672)
Proceeds from sales of real estate investments, net	25,137	15,912
Additions to construction in progress	—	(6,800)
Additions to buildings, improvements and leasing costs	(12,597)	(11,100)

Net cash used in investing activities	(125,728)	(49,660)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	140,853	53,793
Issuance costs on issuance of common stock	(2,084)	(805)
Repurchase of common stock	(3,436)	(1,551)
Borrowings on credit facility	77,000	34,000
Payments on credit facility	(107,500)	(34,000)
Payments on mortgage loans payable	(991)	(5,958)
Payment of deferred financing costs	—	(179)
Dividends paid to common stockholders	(19,388)	(15,609)
Dividends paid to preferred stockholders	(1,783)	(1,783)

Net cash provided by financing activities	82,671	27,908
Net decrease in cash and cash equivalents and restricted cash	(9,429)	(696)
Cash and cash equivalents and restricted cash at beginning of period	18,478	25,108

Cash and cash equivalents and restricted cash at end of period	$9,049	$24,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$7,011	$6,244
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$8,088	$8,625
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$155,915	$49,277
Assumption of other assets and liabilities	(17,647)	(1,605)

Net cash paid for property acquisitions	$138,268	$47,672

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.	Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these notes to the consolidated financial statements are unaudited. As of June 30, 2017, the Company owned 178 buildings (including three buildings held for sale) aggregating approximately 12.7 million square feet and seven improved land parcels consisting of approximately 40.5 acres.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded during the three or six months ended June 30, 2017 or 2016.

Property Acquisitions. Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not considered a business. To be a business, the set of acquired activities and assets must include inputs and one or more substantive processes that together contribute to the ability to create outputs. The Company has determined that its real estate property acquisitions will generally be accounted for as asset acquisitions under the clarified definition. Prior to January 1, 2017 the Company generally accounted for property acquisitions as business combinations, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Upon acquisition of a property the Company estimates the fair value of acquired tangible assets (consisting generally of land, buildings and improvements) and intangible assets and liabilities (consisting generally of the above and below-market leases and the origination value of all in-place leases). The Company determines fair values using Level 3 inputs such as replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition. Acquisition-related costs associated with asset acquisitions are capitalized to individual assets (typically land and building) and liabilities assumed on a relative fair value basis and acquisition-related costs associated with business combinations are expensed as incurred.

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.5 million and $0.4 million, respectively, for the three months ended June 30, 2017 and 2016, and approximately $0.8 million and $0.7 million, respectively, for the six months ended June 30, 2017 and 2016. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of June 30, 2017 is 9.2 years. As of June 30, 2017 and December 31, 2016, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	June 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$64,524	$(42,394)	$22,130	$58,112	$(37,664)	$20,448
Above-market leases	$4,528	$(3,554)	$974	$4,468	$(3,319)	$1,149
Below-market leases	$(26,438)	$6,699	$(19,739)	$(9,133)	$5,648	$(3,485)

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

The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2017	2016
Beginning
Cash and cash equivalents at beginning of period	$14,208	$22,450
Restricted cash	4,270	2,658

Cash and cash equivalents and restricted cash	18,478	25,108
Ending
Cash and cash equivalents at end of period	4,481	22,196
Restricted cash	4,568	2,216

Cash and cash equivalents and restricted cash	9,049	24,412

Net decrease in cash and cash equivalents and restricted cash	$(9,429)	$(696)

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

As of June 30, 2017 and December 31, 2016, approximately $26.5 million and $21.6 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.2 million and $0.4 million as of June 30, 2017 and December 31, 2016, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $5.1 million and $4.5 million as of June 30, 2017 and December 31, 2016, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of June 30, 2017 and December 31, 2016, the mortgage premiums were fully amortized.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of June 30, 2017 and December 31, 2016, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

As of June 30, 2017, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019, and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2017 and December 31, 2016, the fair value of the interest rate caps was approximately $0.1 million and $0.3 million, respectively.

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

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which created ASC Topic 606, Revenue from Contracts with Customers, which is their final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The effective date of ASU 2014-09 was deferred by the issuance of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, by one year to make the guidance of ASU 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim period therein. Early adoption is permitted but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016. The Company will adopt the guidance effective January 1, 2018 and is currently assessing the impact, including the transition method that will be used, on its consolidated financial statements and notes to its consolidated financial statements. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: (1) identifying performance obligations and (2) the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in ASU 2015-14. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which make additional narrow scope amendments to Topic 606 including loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts. The FASB allows two adoption methods under ASU 2014-09. Under one method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules (“modified retrospective method”). The Company will adopt these updates beginning with the first quarter of its fiscal year 2018 and anticipates doing so using the modified retrospective method. Currently, the Company is in the process of evaluating the impact of the adoption of ASU 2014-09. The Company’s assessment efforts to date have included reviewing current accounting policies and processes, as well assigning internal resources to assist in the process. Additionally, the Company is in the process of reviewing historical contracts and other arrangements to identify potential differences that could arise from the adoption of ASU 2014-09. The Company believes the effects on its existing accounting policies will be associated with the amount and timing of historical real estate sales contracts and associated gain recognitions. As the Company progresses further in its analysis, the scope of this assessment could be expanded to include other contract elements that could have an accounting impact under the new standard. The Company is also continuing to assess the potential effects that this new standard is expected to have on its consolidated financial statements as it relates to its leasing arrangements with its tenants and in concert with its assessment and anticipated adoption of the new leasing guidance under ASU 2016-02, Leases (see below). The ultimate impacts are currently unknown or not reasonably estimable at this time. The Company continues to evaluate other areas of the standard and is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements and cannot reasonably estimate quantitative information related to the impact of the new standard on its consolidated financial statements at this time.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the impact of adopting ASU 2016-15 on its consolidated financial statements and notes to its consolidated financial statements, but does not expect the adoption of ASU 2016-15 to have a material impact.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The Company elected to early adopt the provisions of ASU 2016-18 as of March 31, 2017, and has revised its consolidated statements of cash flows for the period ended June 30, 2016 to reflect amounts described as restricted cash and restricted cash equivalents included with cash and cash equivalents in the reconciliation of beginning of period and end of period total amounts shown on the consolidated statements of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. A reconciliation of cash and cash equivalents and restricted cash as presented on the consolidated balance sheets to the consolidated statements of cash flows is included in the significant accounting policies above.

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

As of June 30, 2017, the Company owned 52 buildings and approximately 3.1 million square feet located in Northern New Jersey/New York City, which accounted for approximately 24.8% of its annualized base rent and 28 buildings and approximately 2.8 million square feet located in Washington, D.C., which accounted for approximately 21.6% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of June 30, 2017, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than 10% of its rental revenues for the six months ended June 30, 2017.

Note 4.	Investments in Real Estate

During the three months ended June 30, 2017, the Company acquired 11 industrial buildings containing approximately 807,000 square feet and two land parcels containing approximately 17.8 acres. The total aggregate initial investment, including acquisition costs, was approximately $140.8 million, of which $102.7 million was recorded to land, $31.2 million to buildings and improvements, $6.9 million to intangible assets and $17.3 million to intangible liabilities.

During the six months ended June 30, 2017, the company acquired 13 industrial buildings containing approximately 898,000 square feet and two land parcels containing approximately 17.8 acres. The total aggregate initial investment, including acquisition costs, was approximately $155.9 million, of which $112.3 million was recorded to land, $36.7 million to buildings and improvements, $6.9 million to intangible assets and $17.3 million to intangible liabilities.

The Company recorded revenues and net income for the three months ended June 30, 2017 of approximately $1.1 million and $0.5 million, respectively, and recorded revenues and net income for the six months ended June 30, 2017 of approximately $1.3 million and $0.6 million, respectively, related to the 2017 acquisitions.

During the three months ended June 30, 2016, the Company acquired four industrial buildings containing approximately 162,000 square feet. The total aggregate initial investment was approximately $21.4 million, of which $9.9 million was recorded to land, $9.7 million to buildings and improvements, $1.8 million to intangible assets and $0.5 million to intangible liabilities.

During the six months ended June 30, 2016, the Company acquired seven industrial buildings containing approximately 287,000 square feet and one improved land parcel containing approximately 4.5 acres. The total aggregate initial investment was approximately $49.3 million, of which $26.6 million was recorded to land, $19.6 million to buildings and improvements, $3.1 million to intangible assets and $1.2 million to intangible liabilities.

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

During 2016, the Company completed redevelopment of its South Main Street property in Carson, California. The Company demolished three buildings totaling approximately 186,000 square feet, constructed a new front-load industrial distribution building containing approximately 210,000 square foot and renovated an existing approximately 34,000 square foot office building. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0 and $0.2 million, respectively, during the three months ended June 30, 2017 and 2016 and $0 and $0.4 million, respectively, during the six months ended June 30, 2017 and 2016. The redevelopment cost was approximately $17.8 million for a total investment of approximately $39.3 million, excluding approximately $2.3 million of intangible liabilities.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three and six months ended June 30, 2017 and 2016 as if all of the Company’s acquisitions during the six months ended June 30, 2017 occurred on January 1, 2016. The following pro forma results for the three and six months ended June 30, 2017 and 2016 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2016, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$33,426	$27,561	$66,602	$55,150
Net income available to common stockholders, net of preferred stock dividends	14,713	2,562	20,315	9,850
Basic and diluted net income available to common stockholders per share, net of preferred stock dividends	$0.29	$0.06	$0.41	$0.23

Note 5.	Held for Sale/Disposed Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of June 30, 2017, the Company has entered into an agreement with a third-party purchaser to sell two properties located in the Washington, D.C. market for an aggregate sales price of approximately $40.5 million (net book value of approximately $23.2 million). The sales of the properties are subject to various closing conditions.

The following summarizes the condensed results of operations of the properties held for sale as of June 30, 2017, for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Rental revenues	$570	$514	$1,223	$1,041
Tenant expense reimbursements	115	104	281	263
Property operating expenses	(135)	(159)	(308)	(370)
Depreciation and amortization	(108)	(158)	(270)	(302)

Income from operations	$442	$301	$926	$632

During the six months ended June 30, 2017, the Company sold one property located in the Los Angeles market for a sales price of approximately $25.3 million, resulting in a gain of approximately $10.1 million.

Note 6.	Debt

As of June 30, 2017, the Company had $50.0 million of senior unsecured notes that mature in September 2022, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $200.0 million unsecured revolving credit facility that matures in August 2020, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of June 30, 2017 and December 31, 2016, there was $21.0 million and $51.5 million, respectively, of borrowings outstanding on the revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on the term loans. As of both June 30, 2017 and December 31, 2016, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. See “Note 7-Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million of term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of June 30, 2017) for the revolving credit facility and 1.30% to 1.85% (1.30% as of June 30, 2017) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of June 30, 2017 and December 31, 2016.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2019 and 2021. As of June 30, 2017, the Company had three mortgage loans payable, net of deferred financings costs, totaling approximately $65.7 million, which bear interest at a weighted average fixed annual rate of 4.0%. As of December 31, 2016, the Company had four mortgage loans payable, net of deferred financing costs, totaling approximately $66.6 million, which bore interest at a weighted average fixed annual interest rate of 4.0%. As of June 30, 2017 and December 31, 2016, the total net book value of the properties securing the debt was approximately $133.8 million and $144.4 million, respectively.

The scheduled principal payments of the Company’s debt as of June 30, 2017 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2017 (6 months)	$—	$—	$—	$926	$926
2018	—	—	—	1,910	1,910
2019	—	—	—	18,805	18,805
2020	21,000	—	—	33,077	54,077
2021	—	50,000	—	11,271	61,271
Thereafter	—	100,000	150,000	—	250,000

Subtotal	21,000	150,000	150,000	65,989	386,989
Unamortized net premiums	—	—	—	—	—

Total Debt	21,000	150,000	150,000	65,989	386,989
Deferred financing costs, net	—	(1,244)	(1,371)	(297)	(2,912)

Total Debt, net	$21,000	$148,756	$148,629	$65,692	$384,077

Weighted Average Interest Rate	2.4%	2.4%	4.3%	4.0%	3.4%

Note 7.	Derivative Financial Instruments

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

As of June 30, 2017, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019 and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company is required to make certain monthly variable rate payments on the term loans, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.

The Company records all derivative instruments on a gross basis in other assets on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

				Fair Value		Notional Amount
Derivative Instrument	Effective Date	Maturity Date	Interest Rate Strike	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Assets:
Interest Rate Cap	12/1/2014	5/1/2021	4.0%	$49	$204	$50,000	$50,000
Interest Rate Cap	9/1/2015	4/1/2019	4.0%	1	14	50,000	50,000
Interest Rate Cap	9/1/2015	2/3/2020	4.0%	7	63	50,000	50,000

Total				$57	$281	$150,000	$150,000

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

The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$16	$—	$34	$—
Amount of gain reclassified from AOCI into interest expense (effective portion)	$16	$—	$34	$—

The Company estimates that approximately $0.2 million will be reclassified from AOCI as an increase to interest expense over the next twelve months.

Note 8.	Fair Value Measurements

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

Recurring Measurements – Interest Rate Contracts

Fair Value of Interest Rate Caps

Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of June 30, 2017, the Company applied the provisions of this standard to the valuation of its interest rate caps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Fair Value Measurement Using
Assets	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate caps at:
June 30, 2017	$57	$—	$57	$—
December 31, 2016	$281	$—	$281	$—

Financial Instruments Disclosed at Fair Value

As of June 30, 2017 and December 31, 2016, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.

The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Fair Value Measurement Using
Liabilities	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Debt at:
June 30, 2017	$386,684	$—	$386,684	$—	$384,077
December 31, 2016	$417,219	$—	$417,219	$—	$415,327

Note 9.	Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company had an at-the-market equity offering program (the “ATM Program”) pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million in amounts and at times determined by the Company from time to time. The ATM Program was fully utilized as of June 30, 2017. Prior to the implementation of the ATM Program, the Company had a $100.0 million ATM program (the “Prior ATM Program”), which was fully utilized as of December 31, 2016. During the three and six months ended June 30, 2017, the Company issued an aggregate of 2,788,986 and 4,836,086 shares, respectively, of common stock at a weighted average offering price of $32.05 and $30.06 per share, respectively, under the ATM Program, resulting in net proceeds of approximately $88.1 million and $143.3 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.3 million and $2.1 million, respectively. During the three and six months ended June 30, 2016, the Company issued an aggregate of 2,578,640 and 2,629,608 shares, respectively, of common stock at a weighted average offering price of $24.27 and $24.26 per share, respectively, under the Prior ATM Program, resulting in net proceeds of approximately $61.6 million and $62.8 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.0 million and $1.0 million, respectively.

The Company has a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its outstanding common stock from time to time through December 31, 2018. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2017, the Company has not repurchased any shares of stock pursuant to its share repurchase authorization.

In connection with the annual meeting of stockholders on May 2, 2017, the Company granted a total of 10,988 shares of unrestricted common stock to its independent directors under the Company’s Amended and Restated 2010 Equity Incentive Plan with a grant date fair value per share of $30.95. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the three and six months ended June 30, 2017 related to this issuance.

As of both June 30, 2017 and December 31, 2016, 1,840,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding. Dividends on the Series A Preferred Stock are payable when, as and if authorized by the Company’s board of directors quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up, senior to the Company’s common stock.

On July 19, 2017, the Company redeemed all 1,840,000 outstanding shares of the Series A Preferred Stock for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends of $0.096875 per share. The Company will recognize a charge of approximately $1.8 million during the three months ended September 30, 2017 representing the write-off of original issuance costs related to the redemption of the Series A Preferred Stock.

As of June 30, 2017, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Company’s Amended and Restated 2010 Equity Incentive Plan (the “Plan”), of which 577,365 were remaining. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to June 30, 2017 ranged from $14.20 to $26.52. The fair value of the restricted stock that was granted during the six months ended June 30, 2017 was approximately $0.9 million and the vesting period for the restricted stock is five years. As of June 30, 2017, the Company had approximately $5.7 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.2 years. The Company recognized compensation costs of approximately $0.5 million for both the three months ended June 30, 2017 and 2016, and approximately $0.9 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the six months ended June 30, 2017:

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2016	395,281	$20.48
Granted	32,247	26.52
Forfeited	(32,349)	19.59
Vested	(20,337)	18.06

Non-vested shares outstanding as of June 30, 2017	374,842	$21.21

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of June 30, 2017:

Non-vested Shares Vesting Schedule	Number of Shares
2017 (6 months)	—
2018	32,358
2019	23,686
2020	301,877
2021	11,045
Thereafter	5,876

Total Non-vested Shares	374,842

Long-Term Incentive Plan:

As of June 30, 2017, there are three open performance measurement periods for the Performance Share awards: January 1, 2015 to December 31, 2017, January 1, 2016 to December 31, 2018 and January 1, 2017 to December 31, 2019. During the three and six months ended June 30, 2017, the Company issued 0 and 195,233 shares, respectively, of common stock at a price of $28.84 per share related to the Performance Share awards for the performance period from January 1, 2014 to December 31, 2016. The expense related to the open Performance Share awards varies quarter to quarter based on the Company’s relative share price performance.

The following table summarizes certain information with respect to the Performance Share awards (dollars in thousands):

			Expense		Expense
	Fair Value	Accrual	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Performance Share Period	June 30, 2017	June 30, 2017	2017	2016	2017	2016
January 1, 2017—December 31, 2019	$4,081	$675	$470	$—	$675	$—
January 1, 2016—December 31, 2018	5,244	2,617	1,046	213	1,355	413
January 1, 2015—December 31, 2017	6,550	5,450	996	401	1,603	699
January 1, 2014—December 31, 2016	—	—	—	474	—	604

Total	$15,875	$8,742	$2,512	$1,088	$3,633	$1,716

Dividends:

The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2017:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2017	Common stock	$0.200000	February 7, 2017	March 28, 2017	April 12, 2017
March 31, 2017	Preferred stock	$0.484375	February 7, 2017	March 10, 2017	March 31, 2017
June 30, 2017	Common stock	$0.200000	May 2, 2017	July 7, 2017	July 21, 2017
June 30, 2017	Preferred stock	$0.484375	May 2, 2017	June 9, 2017	June 30, 2017

Note 10.	Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for both the three and six months ended June 30, 2017 and 2016.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 374,842 and 397,114 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2017 and 2016, respectively, and 384,614 and 399,981 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2017 and 2016, respectively.

Note 11.	Commitments and Contingencies

Contractual Commitments. As of August 2, 2017, the Company has four outstanding contracts with third-party sellers to acquire four industrial properties consisting of approximately 424,000 square feet. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	8	152,025	$28,000	$—
Northern New Jersey/New York City	3	48,158	13,500	—
San Francisco Bay Area	—	—	—	—
Seattle	1	208,000	25,410	—
Miami	1	15,965	2,515	—
Washington, D.C.	—	—	—	—

Total	13	424,148	$69,425	$—

As of August 2, 2017, the Company has executed one non-binding letter of intent with a third-party seller to acquire one industrial property consisting of approximately 38,000 square feet. The total purchase price for this industrial property is approximately $7.1 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.

As of August 2, 2017, the Company has two outstanding contracts with third-party purchasers to sell three properties, consisting of approximately 583,000 square feet, located in the Washington, D.C. market for an aggregate sales price of approximately $52.0 million (net book value of approximately $29.3 million). There is no assurance the Company will sell the properties under contract because the proposed dispositions are subject to various closing conditions.

Note 12.	Subsequent Events

On July 6, 2017, the Company acquired two industrial buildings located in Santa Fe Springs, CA containing approximately 87,000 square feet for a total purchase price of approximately $14.9 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings on the revolving credit facility.

On July 7, 2017, the Company acquired one industrial building located in Seattle, WA containing approximately 13,000 square feet for a total purchase price of approximately $4.0 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings on the revolving credit facility.

On July 14, 2017, the Company issued in a private placement $100.0 million of senior unsecured notes (the “2024 Senior Unsecured Notes”) with a seven-year term. The 2024 Senior Unsecured Notes bear interest at a fixed annual interest rate of 3.75% and mature in July 2024. The 2024 Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. These 2024 Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The 2024 Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply.

On July 19, 2017, the Company redeemed all 1,840,000 outstanding shares of its Series A Preferred Stock at a redemption price of $25.00 per share, plus an amount per share of $0.096875 representing all accrued and unpaid dividends per share from July 1, 2017 to, but excluding July 19, 2017, without interest. The Company will recognize a charge of approximately $1.8 million during the three months ended September 30, 2017 representing the write-off of original issuance costs related to the redemption of the Series A Preferred Stock.

On July 21, 2017, the Company acquired one industrial building located in Compton, CA containing approximately 58,000 square feet for a total purchase price of approximately $9.4 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings on the revolving credit facility.

On August 1, 2017, the Company’s board of directors declared a cash dividend in the amount of $0.22 per share of its common stock payable on October 20, 2017 to the stockholders of record as of the close of business on October 6, 2017.

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

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and transshipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of June 30, 2017, we owned a total of 178 buildings (including three buildings held for sale) aggregating approximately 12.7 million square feet that were approximately 96.9% leased to 382 customers, the largest of which accounted for approximately 5.5% of our total annualized based rent and seven improved land parcels consisting of 40.5 acres. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

The following table summarizes by market our investments in real estate as of June 30, 2017:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of June 30, 2017	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)[3]

Los Angeles	21	2,090,141	16.5%	100.0%	$14,765	14.9%	$7.06	8.7	$259,545
Northern New Jersey/New York City	52	3,051,191	24.0%	98.3%	24,555	24.8%	8.18	4.2	386,992

San Francisco Bay Area	26	1,327,777	10.4%	94.3%	13,566	13.7%	10.83	5.1	195,135

Seattle	23	1,608,675	12.6%	96.6%	11,081	11.2%	7.13	3.7	173,525

Miami	28	1,877,237	14.7%	98.1%	13,654	13.8%	7.42	4.1	165,376

Washington, D.C. [4]	28	2,780,516	21.8%	93.8%	21,439	21.6%	8.22	4.2	314,173

Total/Weighted Average	178	12,735,537	100.0%	96.9%	$99,060	100.0%	$8.02	5.0	$1,494,746

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2017, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of June 30, 2017, weighted by the respective square footage.
[3]	Includes 40.5 acres of improved land as discussed below.
[4]	Includes two properties held for sale with an aggregate gross book value of approximately $26.3 million and accumulated depreciation and amortization of approximately $3.1 million as of June 30, 2017.

We also own seven improved land parcels totaling approximately 40.5 acres that are 56.8% leased to six tenants. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may consider redeveloping such land either by expansion of adjacent buildings or the construction of new buildings.

The following table summarizes by market our investments in improved land as of June 30, 2017:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of June 30, 2017	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	2	2.6	6.4%	100.0%	$466	22.9%	$4.08	3.6
Northern New Jersey/New York City	3	22.2	54.8%	21.2%	648	31.8%	3.31	9.3

San Francisco Bay Area	—	—	0.0%	—	—	0.0%	—	—

Seattle	—	—	0.0%	—	—	0.0%	—	—

Miami	1	2.3	5.7%	100.0%	202	9.9%	2.02	1.9

Washington, D.C.	1	13.4	33.1%	100.0%	720	35.4%	1.24	2.5

Total/Weighted Average	7	40.5	100.0%	56.8%	$2,036	100.0%	$2.05	3.9

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2017, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of June 30, 2017, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Building improvements	$3,533	$2,831	$6,018	$4,184
Tenant improvements	954	2,388	3,313	2,728
Leasing commissions	2,141	3,544	3,283	4,478
Redevelopment and expansion	—	7,073	—	9,941

Total capital expenditures[1]	$6,628	$15,836	$12,614	$21,331

[1]	Includes approximately $3.3 million and $12.9 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $6.5 million and $16.6 million for the six months ended June 30, 2017 and 2016, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at seven and fifteen properties for the three months ended June 30, 2017 and 2016, respectively, and eight and fifteen properties for the six months ended June 30, 2017 and 2016, respectively.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 91.3% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of June 30, 2017 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	FedEx Corporation	7	538,975	4.2%	$5,447	5.5%
2	United States Government	10	398,932	3.1%	4,819	4.9%
3	Danaher	3	171,707	1.3%	2,961	3.0%
4	Northrop Grumman Systems	2	199,866	1.6%	2,310	2.3%
5	H.D. Smith Wholesale Drug Company	1	211,418	1.7%	2,260	2.3%
6	District of Columbia	3	149,203	1.2%	1,600	1.6%
7	XPO Logistics	2	180,717	1.4%	1,497	1.5%
8	Synergy Custom Fixtures	1	301,983	2.4%	1,478	1.5%
9	West Coast Warehouse	1	265,500	2.1%	1,468	1.5%
10	YRC	2	61,252	0.5%	1,337	1.3%
11	O’Neill Logistics	2	237,692	1.9%	1,323	1.3%
12	Miami International Freight Systems	1	192,454	1.5%	1,245	1.3%
13	Bar Logistics	2	203,263	1.6%	1,220	1.2%
14	Avborne Accessory Group	1	137,594	1.1%	1,113	1.1%
15	Space Systems/Loral LLC	2	107,060	0.8%	1,107	1.1%
16	Amazon.com	1	158,168	1.2%	1,044	1.1%
17	Exquisite Apparel Corporation	1	114,061	0.9%	985	1.0%
18	JAM’N Logistics	1	110,336	0.9%	936	0.9%
19	Home Depot	1	192,000	1.5%	930	0.9%
20	Service West Inc.	1	129,279	1.0%	820	0.9%

	Total	45	4,061,460	31.9%	$35,900	36.2%

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2017, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place as of June 30, 2017, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2]	% of Total Annualized Base Rent
2017 (6 months) [1]	335,676	2.6%	$3,963	3.5%
2018	1,441,907	11.3%	12,576	11.3%
2019	2,073,436	16.3%	16,246	14.6%
2020	1,766,218	13.9%	15,055	13.5%
2021	2,121,408	16.6%	17,534	15.7%
Thereafter	4,612,856	36.2%	46,239	41.4%

Total	12,351,501	96.9%	$111,613	100.0%

[1]	Includes leases that expire on or after June 30, 2017 and month-to-month leases totaling approximately 5,163 square feet.
[2]	Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of June 30, 2017, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of June 30, 2017, leases representing approximately 2.6% of the total rentable square footage of our portfolio are scheduled to expire through December 31, 2017. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for 2017 expirations will be above the rates currently being paid for the same space. Rent changes on new and renewed leases totaling approximately 0.6 million square feet commencing during the three months ended June 30, 2017 were approximately 9.4% higher as compared to the previous rental rates for that same space, and rent changes on new and renewed leases totaling approximately 1.0 million square feet commencing during the six months ended June 30, 2017 were approximately 12.0% higher as compared to the previous rental rates for that same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Recent Developments

Acquisition Activity

During the three months ended June 30, 2017, we acquired 11 industrial buildings containing approximately 807,000 square feet and two land parcels containing approximately 17.8 acres for a total purchase price of approximately $121.2 million. The properties were acquired from unrelated third parties using existing cash on hand, proceeds from the issuance of common stock and proceeds from borrowings on our revolving credit facility. The following table sets forth the industrial properties we acquired during the three months ended June 30, 2017:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Lynwood [3]	Lynwood, CA	April 20, 2017	3	477,153	$31,378	3.9%
West Side Ave	North Bergen, NJ	April 20, 2017	1	126,491	14,000	5.3%
Hanford	Seattle, WA	April 21, 2017	1	34,983	5,940	5.0%
2920 V Street	Washington, D.C.	May 10, 2017	1	21,666	3,727	5.0%
Avenue A	Carlstadt, NJ	May 10, 2017	4	32,676	12,000	5.7%
South Main III	Gardena, CA	June 2, 2017	1	114,061	24,700	3.7%
Frelinghuysen [4]	Newark, NJ	June 29, 2017	—	—	16,250	5.3%
Stockton [5]	Newark, NJ	June 30, 2017	—	—	13,200	5.4%

Total/Weighted Average			11	807,030	$121,195	4.6%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $123.5 million, including $2.3 million in closing costs and acquisition costs.
[2]	Stabilized cap rates are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
[3]	Includes approximately one million square feet of land, which is 100% ground leased on a long-term basis to two tenants, and contains two industrial distribution buildings and one rail transshipment facility.
[4]	Represents an improved land parcel containing approximately 10.6 acres.
[5]	Represents an improved land parcel containing approximately 7.2 acres.

Subsequent to June 30, 2017, we acquired four industrial buildings for a total purchase price of approximately $28.3 million. The properties were acquired from unrelated third parties using existing cash on hand and borrowings on our revolving credit facility. The following table sets forth the industrial properties we acquired subsequent to June 30, 2017:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate
Telegraph Springs	Santa Fe Springs, CA	July 6, 2017	2	86,814	$14,930	4.7%
Dawson	Seattle, WA	July 7, 2017	1	13,176	4,000	2.8%
1215 Walnut	Compton, CA	July 21, 2017	1	57,520	9,350	5.2%

Total/Weighted Average			4	157,510	$28,280	4.6%

Disposition Activity

During the six months ended June 30, 2017, we sold one property located in the Los Angeles market for a sales price of approximately $25.3 million, resulting in a gain of approximately $10.1 million.

The following summarizes the condensed results of operations of the property sold during the six months ended June 30, 2017, for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Rental revenues	$82	$266	$354	$529
Tenant expense reimbursements	24	63	97	142
Property operating expenses	(28)	(25)	(108)	(99)
Depreciation and amortization	—	(86)	(86)	(167)

Income from operations	$78	$218	$257	$405

ATM Program

We had an at-the-market equity offering program (the “ATM Program”) pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $150.0 million in amounts and at times as we determined from time to time. The ATM Program was fully utilized as of June 30, 2017. Prior to the implementation of the ATM Program, we had a $100.0 million ATM program (the “Prior ATM Program”), which was fully utilized as of December 31, 2016. We intend to implement a new ATM program in the third quarter of 2017. During the three and six months ended June 30, 2017, we issued an aggregate of 2,788,986 and 4,836,086 shares, respectively, of common stock at a weighted average offering price of $32.05 and $30.06 per share, respectively, under the ATM Program, resulting in net proceeds of approximately $88.1 million and $143.3 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.3 million and $2.1 million, respectively.

Share Repurchase Program

On November 1, 2016, our Board of Directors approved an extension of the share repurchase program authorizing us to repurchase up to 2,000,000 shares of our outstanding common stock from time to time through December 31, 2018. Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2017, we have not repurchased any shares of stock pursuant to our share repurchase authorization.

Dividend and Distribution Activity

On August 1, 2017, our board of directors declared a cash dividend in the amount of $0.22 per share of our common stock payable on October 20, 2017 to the stockholders of record as of the close of business on October 6, 2017.

Preferred Stock Redemption

On July 19, 2017, we redeemed all 1,840,000 outstanding shares of our 7.75% Series A Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share, plus an amount per share of $0.096875 representing all accrued and unpaid dividends per share from July 1, 2017 to but excluding July 19, 2017, without interest. We will recognize a charge of approximately $1.8 million in the third quarter of 2017 representing the write-off of original issuance costs related to the redemption of the Series A Preferred Stock.

Contractual Commitments

As of August 2, 2017, we have four outstanding contracts with third-party sellers to acquire four industrial properties, one non-binding letter of intent with a third-party seller to acquire one industrial property, and two outstanding contracts with third-party purchasers to sell three properties as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire or sell the properties under contract because the proposed acquisitions and dispositions are subject to the completion of satisfactory due diligence and various closing conditions and, in addition, with respect to the property under non-binding letter of intent, our entry into a purchase and sale agreement.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 91.3% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

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

The analysis of our results below for the three and six months ended June 30, 2017 and 2016 includes the changes attributable to same store properties. The same store pool for the comparison of the three and six months ended June 30, 2017 and 2016 includes all properties that were owned and in operation as of June 30, 2017 and since January 1, 2016 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of June 30, 2017. As of June 30, 2017, the same store pool consisted of 141 buildings aggregating approximately 10.3 million square feet representing approximately 80.8% of our total square feet owned and three improved land parcels consisting of 4.9 acres. As of June 30, 2017, the non-same store properties, which we acquired, redeveloped, or sold during 2016 and 2017 or were held for sale as of June 30, 2017, consisted of 37 buildings aggregating approximately 2.4 million square feet and four improved land parcels consisting of 35.6 acres. As of June 30, 2017 and 2016, the consolidated same store pool occupancy was approximately 98.0% and 92.2%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016:

	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$21,132	$18,965	$2,167	11.4%
Non-same store operating properties [1]	4,578	1,550	3,028	195.4%

Total rental revenues	25,710	20,515	5,195	25.3%
Tenant expense reimbursements
Same store	6,215	5,026	1,189	23.7%
Non-same store operating properties [1]	853	276	577	209.1%

Total tenant expense reimbursements	7,068	5,302	1,766	33.3%

Total revenues	32,778	25,817	6,961	27.0%

Property operating expenses
Same store	7,054	6,674	380	5.7%
Non-same store operating properties [1]	1,398	428	970	226.6%

Total property operating expenses	8,452	7,102	1,350	19.0%

Net operating income [2]
Same store	20,293	17,317	2,976	17.2%
Non-same store operating properties [1]	4,033	1,398	2,635	188.5%

Total net operating income	$24,326	$18,715	$5,611	30.0%

Other costs and expenses
Depreciation and amortization	9,076	8,080	996	12.3%
General and administrative	6,030	4,298	1,732	40.3%
Acquisition costs	10	484	(474)	(97.9)%

Total other costs and expenses	15,116	12,862	2,254	17.5%

Other income (expense)
Interest and other income	23	6	17	283.3%
Interest expense, including amortization	(3,806)	(3,076)	(730)	23.7%
Gain on sales of real estate investments	10,100	—	10,100	n/a

Total other income and (expenses)	6,317	(3,070)	9,387	n/a

Net income	$15,527	$2,783	$12,744	457.9%

[1]	Includes 2016 and 2017 acquisitions and dispositions, two properties held for sale to a third party with an aggregate gross book value of approximately $26.3 million and accumulated depreciation and amortization of approximately $3.1 million and four improved land parcels as of June 30, 2017.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $7.0 million for the three months ended June 30, 2017 compared to the same period from the prior year due primarily to property acquisitions during 2016 and 2017, increased revenue on new and renewed leases, and increased average occupancy in the same store pool portfolio. The increase in same store revenues is primarily related to same store consolidated occupancy at quarter end increasing to 98.0% as of June 30, 2017 as compared to 92.2% as of June 30, 2016. In addition, same store tenant expense reimbursement revenues also increased due to new lease agreements at our V Street, Pennsy, and Garfield properties. For the three months ended June 30, 2017 and 2016, approximately $0.7 million and $0.9 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $1.4 million during the three months ended June 30, 2017 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.0 million attributable to property acquisitions during 2016 and 2017.

Depreciation and amortization. Depreciation and amortization increased approximately $1.0 million during the three months ended June 30, 2017 compared to the same period from the prior year due to property acquisitions during 2016 and 2017.

General and administrative expenses. General and administrative expenses increased approximately $1.7 million for the three months ended June 30, 2017 compared to the same period from the prior year due primarily to an increase of approximately $1.4 million in performance share award expense, which varies quarter to quarter based on our relative share price performance. Performance share award expense for the three months ended June 30, 2017 was approximately $2.5 million as compared to approximately $1.1 million for the prior year period. See “Note 9 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our performance share awards.

Acquisition costs. Acquisition costs decreased by approximately $0.5 million for the three months ended June 30, 2017 compared to the same period from the prior year due to the adoption of ASU 2017-1 effective January 1, 2017 under which our real estate property acquisitions are accounted for as asset acquisitions. Acquisition costs were capitalized to individual assets and liabilities acquired on a relative fair value basis for the three months ended June 30, 2017 as compared to expensing as incurred in the prior year period.

Interest and other income. Interest and other income increased approximately $17,000 for the three months ended June 30, 2017 compared to the same period from the prior year.

Interest expense, including amortization. Interest expense increased approximately $0.7 million for the three months ended June 30, 2017 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings.

Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $10.1 million as of June 30, 2017 compared to the same period from the prior year due to our property sale in 2017 with a sales price of approximately $25.3 million as compared to $0 for the prior year period.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016:

	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$41,918	$37,754	$4,164	11.0%
Non-same store operating properties [1]	8,259	2,759	5,500	199.3%

Total rental revenues	50,177	40,513	9,664	23.9%
Tenant expense reimbursements
Same store	12,346	10,352	1,994	19.3%
Non-same store operating properties [1]	1,696	609	1,087	178.5%

Total tenant expense reimbursements	14,042	10,961	3,081	28.1%

Total revenues	64,219	51,474	12,745	24.8%

Property operating expenses
Same store	14,504	14,020	484	3.5%
Non-same store operating properties [1]	2,495	836	1,659	198.4%

Total property operating expenses	16,999	14,856	2,143	14.4%

Net operating income [2]
Same store	39,760	34,086	5,674	16.6%
Non-same store operating properties [1]	7,460	2,532	4,928	194.6%

Total net operating income	$47,220	$36,618	$10,602	29.0%

Other costs and expenses
Depreciation and amortization	18,260	16,342	1,918	11.7%
General and administrative	10,209	7,738	2,471	31.9%
Acquisition costs	11	1,443	(1,432)	(99.2)%

Total other costs and expenses	28,480	25,523	2,957	11.6%

Other income (expense)
Interest and other income	58	19	39	205.3%
Interest expense, including amortization	(7,572)	(6,146)	(1,426)	23.2%
Gain on sales of real estate investments	10,100	5,248	4,852	92.5%

Total other income and (expenses)	2,586	(879)	3,465	n/a

Net income	$21,326	$10,216	$11,110	108.8%

[1]	Includes 2016 and 2017 acquisitions and dispositions, two properties held for sale to a third party with an aggregate gross book value of approximately $26.3 million and accumulated depreciation and amortization of approximately $3.1 million and four improved land parcels as of June 30, 2017.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $12.7 million for the six months ended June 30, 2017 compared to the same period from the prior year due primarily to property acquisitions during 2016 and 2017, increased revenue on new and renewed leases, and increased average occupancy in the same store pool portfolio. The increase in same store revenues is primarily related to same store consolidated occupancy at quarter end increasing to 98.0% as of June 30, 2017 as compared to 92.2% as of June 30, 2016. In addition, same store tenant expense reimbursement revenues also increased due to new lease agreements at our V Street, Pennsy, and Garfield properties. For the six months ended June 30, 2017 and 2016, approximately $1.5 million and $2.0 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $2.1 million during the six months ended June 30, 2017 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.7 million attributable to property acquisitions during 2016 and 2017.

Depreciation and amortization. Depreciation and amortization increased approximately $1.9 million during the six months ended June 30, 2017 compared to the same period from the prior year due to property acquisitions during 2016 and 2017.

General and administrative expenses. General and administrative expenses increased approximately $2.5 million for the six months ended June 30, 2017 compared to the same period from the prior year due primarily to an increase of approximately $1.9 million in performance share award expense, which varies quarter to quarter based on our relative share price performance. Performance share award expense for the six months ended June 30, 2017 was approximately $3.6 million as compared to approximately $1.7 million for the prior year period. See “Note 9 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our performance share awards.

Acquisition costs. Acquisition costs decreased by approximately $1.4 million for the six months ended June 30, 2017 compared to the same period from the prior year due to the adoption of ASU 2017-1 effective January 1, 2017 under which our real estate property acquisitions are accounted for as asset acquisitions. Acquisition costs were capitalized to individual assets and liabilities acquired on a relative fair value basis for the six months ended June 30, 2017 as compared to expensing as incurred in the prior year period.

Interest and other income. Interest and other income increased approximately $39,000 for the six months ended June 30, 2017 compared to the same period from the prior year due primarily to insurance proceeds received in 2017.

Interest expense, including amortization. Interest expense increased approximately $1.4 million for the six months ended June 30, 2017 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings.

Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $4.9 million as of June 30, 2017 compared to the same period from the prior year due to property sales. The aggregate sales price for property sales for the six months ended June 30, 2017 was approximately $25.3 million as compared to approximately $22.5 million for the prior year period.

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

We had an ATM Program pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $150.0 million in amounts and at times as we determined from time to time. The ATM Program was fully utilized as of June 30, 2017. We intend to implement a new ATM program in the third quarter of 2017. During the three and six months ended June 30, 2017, we issued an aggregate of 2,788,986 and 4,836,086 shares, respectively, of common stock at a weighted average offering price of $32.05 and $30.06 per share, respectively, under the ATM Program, resulting in net proceeds of approximately $88.1 million and $143.3 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.3 million and $2.1 million, respectively. During the three and six months ended June 30, 2016, we issued an aggregate of 2,578,640 and 2,629,608 shares, respectively, of common stock at a weighted average offering price of $24.27 and $24.26 per share, respectively, under the Prior ATM Program, resulting in net proceeds of approximately $61.6 million and $62.8 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.0 million and $1.0 million, respectively. The prior ATM Program was fully utilized as of December 31, 2016.

As of June 30, 2017, we had $50.0 million of senior unsecured notes that mature in September 2022, $50.0 million of senior unsecured notes that mature in July 2026, and $50.0 million of senior unsecured notes that mature in October 2027 (collectively the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $200.0 million revolving credit facility that matures in August 2020, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of June 30, 2017 and December 31, 2016, there was $21.0 million and $51.5 million, respectively, of borrowings outstanding on our revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on our term loans. We have three interest rate caps to hedge the variable cash flows associated with our existing $150.0 million of variable-rate term loans. See “Note 7-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of June 30, 2017) for the revolving credit facility and 1.30% to 1.85% (1.30% as of June 30, 2017) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of June 30, 2017 and December 31, 2016.

On July 14, 2017, we issued in a private placement $100.0 million of senior unsecured notes (the “2024 Senior Unsecured Notes”) with a seven-year term. The 2024 Senior Unsecured Notes bear interest at a fixed annual interest rate of 3.75% and mature in July 2024. The 2024 Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The 2024 Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The 2024 Senior Unsecured Notes include a series of financial and other covenants with which we must comply.

On July 19, 2017, we redeemed all 1,840,000 outstanding shares of our 7.75% Series A Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share, plus an amount per share of $0.096875 representing all accrued and unpaid dividends per share from July 1, 2017 to but excluding July 19, 2017, without interest. We will recognize a charge of approximately $1.8 million in the third quarter of 2017 representing the write-off of original issuance costs related to the redemption of the Series A Preferred Stock.

As of June 30, 2017 and December 31, 2016, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $65.7 million and $66.6 million, respectively, and held cash and cash equivalents totaling approximately $4.5 million and $14.2 million, respectively.

The following table summarizes our debt maturities, principal payments and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the three months ended June 30, 2017 and 2016 (dollars in thousands—except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2017 (6 months)	$—	$—	$—	$926	$926
2018	—	—	—	1,910	1,910
2019	—	—	—	18,805	18,805
2020	21,000	—	—	33,077	54,077
2021	—	50,000	—	11,271	61,271
Thereafter	—	100,000	150,000	—	250,000

Subtotal	21,000	150,000	150,000	65,989	386,989
Unamortized net premiums	—	—	—	—	—

Total Debt	21,000	150,000	150,000	65,989	386,989
Deferred financing costs, net	—	(1,244)	(1,371)	(297)	(2,912)

Total Debt, net	$21,000	$148,756	$148,629	$65,692	$384,077

Weighted Average Interest Rate	2.4%	2.4%	4.3%	4.0%	3.4%

	June 30, 2017	June 30, 2016
Total Debt, net	$384,077	$375,534
Equity
Common Stock
Shares Outstanding [1]	52,362,553	46,053,976
Market Price [2]	$33.66	$25.87

Market Value	1,762,524	1,191,416
Preferred Stock ($25.00 per share liquidation preference)	46,000	46,000

Total Equity	1,808,524	1,237,416

Total Market Capitalization	$2,192,601	$1,612,950

Total Debt-to-Total Investments in Properties [3]	25.7%	30.2%

Total Debt-to-Total Market Capitalization [4]	17.5%	23.3%

Total Debt and Preferred Stock-to-Total Market

Capitalization [5]	19.6%	26.1%

Floating Rate Debt as a % of Total Debt [6]	44.2%	53.0%

Unhedged Floating Rate Debt as a % of Total Debt [7]	5.5%	13.3%

Mortgage Loans Payable as a % of Total Debt [8]	17.1%	20.6%

Mortgage Loans Payable as a % of Total Investments in Properties [9]	4.4%	6.2%

Adjusted EBITDA [10]	$41,919	$31,832

Interest Coverage [11]	5.5x	5.2x

Fixed Charge Coverage [12]	4.5x	3.8x

Total Debt-to-Adjusted EBITDA [13]	4.4x	5.7x

Total Debt and Preferred Stock-to-Adjusted EBITDA [14]	5.0x	6.4x

Weighted Average Maturity of Total Debt (years)	5.5	5.0

[1]	Includes 374,842 and 397,114 shares of unvested restricted stock outstanding as of June 30, 2017 and 2016, respectively.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on June 30, 2017 and 2016, respectively, in dollars per share.
[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including properties held for sale with aggregate gross book values of approximately $26.3 million and $4.4 million, as of June 30, 2017 and 2016, respectively.
[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of June 30, 2017 and 2016, respectively.
[5]	Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock at liquidation preference, divided by total market capitalization as of June 30, 2017 and 2016, respectively.
[6]	Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Floating rate debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.30% to 1.85%, depending on leverage as of June 30, 2017, $50.0 million of our term loan borrowings with an interest rate cap of 4.0% plus 1.75% to 2.30%, depending on leverage, and $100.0 million of our term loan borrowings with interest rate caps of 4.0% plus 1.50% to 2.05%, depending on leverage as of June 30, 2016. See “Note 7-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
[7]	Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Hedged debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.30% to 1.85%, depending on leverage as of June 30, 2017, $50.0 million of our term loan borrowings with an interest rate cap of 4.0% plus 1.75% to 2.30%, depending on leverage, and $100.0 million of our term loan borrowings with interest rate caps of 4.0% plus 1.50% to 2.05%, depending on leverage as of June 30, 2016. See “Note 7-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
[8]	Mortgage loans payable as a percentage of total debt is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs.
[9]	Mortgage loans payable as a percentage of investments in properties is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total investments in properties, including properties held for sale with aggregate gross book values of approximately $26.3 million and $4.4 million, as of June 30, 2017 and 2016, respectively.
[10]	Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the six months ended June 30, 2017 and 2016, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[11]	Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[12]	Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[13]	Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[14]	Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2017:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2017	Common stock	$0.200000	February 7, 2017	March 28, 2017	April 12, 2017
March 31, 2017	Preferred stock	$0.484375	February 7, 2017	March 10, 2017	March 31, 2017
June 30, 2017	Common stock	$0.200000	May 2, 2017	July 7, 2017	July 21, 2017
June 30, 2017	Preferred stock	$0.484375	May 2, 2017	June 9, 2017	June 30, 2017

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

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $33.6 million for the six months ended June 30, 2017 compared to approximately $21.1 million for the six months ended June 30, 2016. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from properties acquired during 2016 and 2017. The same store pool also provided additional cash flows due to an increase in occupancy during the six months ended June 30, 2017 compared to the same period from the prior year.

Cash From Investing Activities. Net cash used in investing activities was approximately $125.7 million and $49.7 million, respectively, for the six months ended June 30, 2017 and 2016, which consists primarily of cash paid for property acquisitions of approximately $138.3 million and $47.7 million, respectively, and additions to capital improvements of approximately $12.6 million and $17.9 million, respectively, offset by net proceeds from sales of real estate investments of approximately $25.1 million and $15.9 million, respectively.

Cash From Financing Activities. Net cash provided by financing activities was approximately $82.7 million for the six months ended June 30, 2017, which consists primarily of approximately $138.8 million in net common stock issuance proceeds offset by approximately $21.2 million in equity dividend payments and net payments on our revolving credit facility of approximately $30.5 million. Net cash provided by financing activities was approximately $27.9 million for the six months ended June 30, 2016, which consists primarily of approximately $53.0 million in net common stock issuance proceeds offset by approximately $17.4 million in equity dividend payments and payments on mortgage loans payable of approximately $6.0 million.

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

Contractual Obligations

As of August 2, 2017, we have four outstanding contracts with third-party sellers to acquire four industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	8	152,025	$28,000	$—
Northern New Jersey/New York City	3	48,158	13,500	—
San Francisco Bay Area	—	—	—	—
Seattle	1	208,000	25,410	—
Miami	1	15,965	2,515	—
Washington, D.C.	—	—	—	—

Total	13	424,148	$69,425	$—

As of August 2, 2017, we have executed one non-binding letter of intent with a third-party seller to acquire one industrial property. The total purchase price for this industrial property is approximately $7.1 million. In the normal course of business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.

As of August 2, 2017, we have two outstanding contracts with third-party purchasers to sell three properties for an aggregate sales price of approximately $52.0 million (net book value of approximately $29.3 million). There is no assurance we will sell the properties under contract because the proposed dispositions are subject to various closing conditions.

The following table summarizes our contractual obligations due by period as of June 30, 2017 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$1,871	$52,616	$182,502	$150,000	$386,989
Debt interest payments	9,069	16,752	13,388	22,823	62,032
Operating lease commitments	255	528	553	—	1,336
Purchase obligations	69,425	—	—	—	69,425

Total	$80,620	$69,896	$196,443	$172,823	$519,782

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

The following table reflects the calculation of FFO reconciled from net income, net of preferred stock dividends for the three and six months ended June 30, 2017 and 2016 (dollars in thousands except per share data):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net income, net of preferred stock dividends	$14,636	$1,892	$12,744	673.6%	$19,543	$8,433	$11,110	131.7%
Gain on sales of real estate investments	(10,100)	—	(10,100)	n/a	(10,100)	(5,248)	(4,852)	92.5%
Depreciation and amortization
Depreciation and amortization from continuing operations	9,076	8,080	996	12.3%	18,260	16,342	1,918	11.7%
Non-real estate depreciation	(27)	(21)	(6)	28.6%	(48)	(43)	(5)	11.6%
Allocation to participating securities [1]	(98)	(88)	(10)	11.4%	(207)	(173)	(34)	19.7%

Funds from operations attributable to common stockholders [2,3]	$13,487	$9,863	$3,624	36.7%	$27,448	$19,311	$8,137	42.1%

Basic and diluted FFO per common share	$0.27	$0.22	$0.05	22.7%	$0.56	$0.44	$0.12	27.3%

Weighted average basic and diluted common shares	50,325,668	43,839,910			48,992,899	43,417,508

[1]	To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 374,842 and 397,114 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2017 and 2016, respectively, and to 384,614 and 399,981 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2017 and 2016, respectively.
[2]	Includes expensed acquisition costs of approximately $10,000 and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $11,000 and $1.4 million for the six months ended June 30, 2017 and 2016, respectively.
[3]	Includes performance share award expense of approximately $2.5 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $3.6 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively, which varies quarter to quarter based our total shareholder return outperforming the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index over the prior three year period. See “Note 9 – Stockholders’ Equity” in our notes to consolidated financial statements for more information regarding our performance share awards.

FFO increased by approximately $3.6 million and $8.1 million for the three and six months ended June 30, 2017, respectively, compared to the same periods from the prior year due primarily to same store NOI growth of approximately $3.0 million and $5.7 million for the three and six months ended June 30, 2017, respectively, compared to the same periods from the prior year. In addition, we adopted ASU 2017-1 effective January 1, 2017 under which our real estate property acquisitions are accounted for as asset acquisitions and acquisition costs were capitalized to individual assets and liabilities acquired on a relative fair value basis for the three and six months ended June 30, 2017, respectively, as compared to expensing as incurred in the prior year periods. The FFO increase was partially offset by performance share award expense of approximately $2.5 million and $3.6 million for the three and six months ended June 30, 2017, respectively, compared to approximately $1.1 million and $1.7 million for the three and six months ended June 30, 2016, respectively, which varies quarter to quarter based on our relative share price performance.

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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net income	$15,527	$2,783	$12,744	457.9%	$21,326	$10,216	$11,110	108.8%
Gain on sales of real estate investments	(10,100)	—	(10,100)	n/a	(10,100)	(5,248)	(4,852)	92.5%
Depreciation and amortization from continuing operations	9,076	8,080	996	12.3%	18,260	16,342	1,918	11.7%
Interest expense, including amortization	3,806	3,076	730	23.7%	7,572	6,146	1,426	23.2%
Stock-based compensation	3,325	1,922	1,403	73.0%	4,850	2,933	1,917	65.4%
Acquisition costs	10	484	(474)	(97.9)%	11	1,443	(1,432)	(99.2)%

Adjusted EBITDA	$21,644	$16,345	$5,299	32.4%	$41,919	$31,832	$10,087	31.7%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of June 30, 2017 and since January 1, 2016 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of June 30, 2017. As of June 30, 2017, the same store pool consisted of 141 buildings aggregating approximately 10.3 million square feet representing approximately 80.8% of our total square feet owned and three improved land parcels containing 4.9 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net income [1]	$15,527	$2,783	$12,744	457.9%	$21,326	$10,216	$11,110	108.8%
Depreciation and amortization from continuing operations	9,076	8,080	996	12.3%	18,260	16,342	1,918	11.7%
General and administrative	6,030	4,298	1,732	40.3%	10,209	7,738	2,471	31.9%
Acquisition costs	10	484	(474)	(97.9)%	11	1,443	(1,432)	(99.2)%
Total other income and expenses	(6,317)	3,070	(9,387)	n/a	(2,586)	879	(3,465)	n/a

Net operating income	24,326	18,715	5,611	30.0%	47,220	36,618	10,602	29.0%
Less non-same store NOI [2]	(4,033)	(1,398)	(2,635)	188.5%	(7,460)	(2,532)	(4,928)	194.6%

Same store NOI [3]	$20,293	$17,317	$2,976	17.2%	$39,760	$34,086	$5,674	16.6%

Less straight-line rents and amortization of lease intangibles [4]	(864)	(1,147)	283	(24.7)%	(1,820)	(2,854)	1,034	(36.2)%

Cash-basis same store NOI [3]	$19,429	$16,170	$3,259	20.2%	$37,940	$31,232	$6,708	21.5%

[1]	Includes approximately $0 and $4,000 of lease termination income for the three months ended June 30, 2017 and 2016, respectively, and approximately $25,000 and $29,000 of lease termination income for the six months ended June 30, 2017 and 2016, respectively.
[2]	Includes 2016 and 2017 acquisitions and dispositions, two properties held for sale to a third party with an aggregate gross book value of approximately $26.3 million and accumulated depreciation and amortization of approximately $3.1 million and four improved land parcels as of June 30, 2017.

[3]	Includes approximately $0 and $4,000 of lease termination income for the three months ended June 30, 2017 and 2016, respectively, and approximately $25,000 and $29,000 of lease termination income for the six months ended June 30, 2017 and 2016.
[4]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $3.3 million and $6.7 million for the three and six months ended June 30, 2017, respectively, compared to the same periods from the prior year due primarily to same store consolidated occupancy at quarter end increasing to 98.0% as of June 30, 2017 as compared to 92.2% as of June 30, 2016 and increased revenue on new and renewed leases. Contractual rent abatements of approximately $0.5 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $1.3 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively, were given to certain tenants in the same-store pool.

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

As of June 30, 2017, we had $171.0 million of borrowings outstanding under our Facility. Of the $171.0 million outstanding on the Facility, $150.0 million is subject to interest rate caps. See “Note 7-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 2.35% as of June 30, 2017. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.4 million annually on the total of the outstanding balances on our Facility as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) Not Applicable.

(b) Not Applicable.

(c) Not Applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of Registrant (previously filed as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

3.2	Articles Supplementary for Registrant’s 7.75% Series A Cumulative Redeemable Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 19, 2012 and incorporated herein by reference).

3.3	Articles Supplementary (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on February 9, 2017 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

3.5	First Amendment to Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on February 9, 2017 and incorporated herein by reference).

10.1	Note Purchase Agreement dated as of June 7, 2017, among the Company, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on June 12, 2017 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated August 2, 2017.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated August 2, 2017.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated August 2, 2017.

32.1**	18 U.S.C. § 1350 Certification dated August 2, 2017.

32.2**	18 U.S.C. § 1350 Certification dated August 2, 2017.

32.3**	18 U.S.C. § 1350 Certification dated August 2, 2017.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

August 2, 2017	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

August 2, 2017	By:	/s/ Michael A. Coke
Michael A. Coke
President

August 2, 2017	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of Registrant (previously filed as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

3.2	Articles Supplementary for Registrant’s 7.75% Series A Cumulative Redeemable Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 19, 2012 and incorporated herein by reference).

3.3	Articles Supplementary (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on February 9, 2017 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

3.5	First Amendment to Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on February 9, 2017 and incorporated herein by reference).

10.1	Note Purchase Agreement dated as of June 7, 2017, among the Company, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on June 12, 2017 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated August 2, 2017.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated August 2, 2017.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated August 2, 2017.

32.1**	18 U.S.C. § 1350 Certification dated August 2, 2017.

32.2**	18 U.S.C. § 1350 Certification dated August 2, 2017.

32.3**	18 U.S.C. § 1350 Certification dated August 2, 2017.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.