Form 10-K
period 2017-12-31
Terreno Realty Corp
filed 2018-02-07
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold, as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter: $1,714,958,319. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant).

The registrant had 55,469,263 shares of its common stock, $0.01 par value per share, outstanding as of February 7, 2018.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its 2018 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2017 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K

for the Year Ended December 31, 2017

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

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company” or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 93.5% of our total portfolio square footage as of December 31, 2017), flex (including light industrial and research and development, or R&D) (approximately 5.1%) and transshipment (approximately 1.4%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2017, we owned 196 buildings aggregating approximately 13.0 million square feet and ten improved land parcels consisting of 47.9 acres, which we purchased for an aggregate purchase price of approximately $1.5 billion. As of December 31, 2017, our properties were approximately 97.3% leased to 426 customers, the largest of which accounted for approximately 5.1% of our total annualized base rent.

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

As described in more detail below, we invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and transshipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate.

Industrial Facility General Characteristics

Warehouse / distribution (approximately 93.5% of our total portfolio square footage as of December 31, 2017)

•	Single and multiple tenant facilities that typically serve tenants greater than 10,000 square feet of space

•	Generally less than 20% office space

•	Typical clear height from 18 feet to 36 feet

•	May include production/manufacturing areas

•	Interior access via dock high and/or grade level doors

•	Truck court for large and small truck distribution options, possibly including staging for a high volume of truck activity and/or trailer storage

Flex (including light industrial and R&D, approximately 5.1% of our total portfolio square footage as of December 31, 2017)

•	Single and multiple tenant facilities that typically serve tenants less than 10,000 square feet of space

•	Facilities generally accommodate both office and warehouse/manufacturing activities

•	Typically has a larger amount of office space and shallower bay depths than warehouse/distribution facilities

•	Parking consistent with increased office use

•	Interior access via grade level and/or dock high doors

•	Staging for moderate truck activity

•	May include a showroom, service center, or assembly/light manufacturing component

•	Enhanced landscaping

Transshipment (approximately 1.4% of our total portfolio square footage as of December 31, 2017)

•	Includes truck terminals and other transshipment facilities, which serve both single and multiple tenants

•	Typically has a high number of dock high doors, shallow bay depth and lower clear height

•	Staging for a high volume of truck activity and trailer storage

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

In general, we prefer to utilize local third-party property managers for day-to-day property management. We believe outsourcing property management is cost effective and provides us with operational flexibility and is a source of acquisition opportunities. We may directly manage properties in the future if we determine such direct property management is in our best interest.

We have no current intention to acquire undeveloped or unimproved industrial land or to pursue greenfield ground-up development. However, we may pursue redevelopment and expansion opportunities of properties that we own, acquire properties and improved land parcels with the intent to redevelop in the near-term, or acquire adjacent land to expand our existing facilities.

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

The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2017, we have stabilized 58 properties.

We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of eleven properties since inception for a cumulative sales price of approximately $160.4 million and a total gain of approximately $55.1 million.

Competitive Strengths

We believe we distinguish ourselves from our competitors through the following competitive advantages:

•	Focused Investment Strategy. We invest exclusively in six major coastal U.S. markets and focus on infill locations. We selected our six target markets based upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, changes in technology, e-commerce, potential long term increases in carbon prices and other factors. We have no current intention to acquire undeveloped or unimproved land or pursue greenfield ground-up development, but we may pursue redevelopment and expansion activities.

•	Highly Aligned Compensation Structure. We believe that executive compensation should be closely aligned with long-term stockholder value creation. As a result, all of the long-term equity incentive compensation of our executive officers is based solely on our total shareholder return exceeding the total shareholder return of the MSCI U.S. REIT Index (RMS) or the FTSE NAREIT Equity Industrial Index.

•	Commitment to Strong Corporate Governance. We are committed to strong corporate governance, as demonstrated by the following:

•	all members of our board of directors serve annual terms;

•	we have adopted a majority voting standard in non-contested director elections;

•	we have opted out of three Maryland anti-takeover provisions and, in the future, we may not opt back in to these provisions without stockholder approval;

•	we designed our ownership limits solely to protect our status as a REIT and not for the purpose of serving as an anti-takeover device; and

•	we have no stockholder rights plan. In the future, we will not adopt a stockholder rights plan unless our stockholders approve in advance the adoption of such a plan or, if adopted by our board of directors, we will submit the stockholder rights plan to our stockholders for a ratification vote within 12 months of adoption or the plan will terminate.

Our Financing Strategy

The primary objective of our financing strategy is to maintain financial flexibility with a conservative capital structure using retained cash flows, proceeds from dispositions of properties, long-term debt and the issuance of common and perpetual preferred stock to finance our growth. Over the long term, we intend to:

•	limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding perpetual preferred stock to less than 35% of our total enterprise value;

•	maintain a fixed charge coverage ratio in excess of 2.0x;

•	maintain a debt-to-adjusted EBITDA ratio below 6.0x;

•	limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness; and

•	have staggered debt maturities that are aligned to our expected average lease term (5-7 years), positioning us to re-price parts of our capital structure as our rental rates change with market conditions.

We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and additional perpetual preferred stock. Fitch Ratings assigned us an issuer rating of BBB- with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize senior unsecured notes, term loans, credit facilities, dispositions of properties, common stock and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.

Our Corporate Structure

We are a Maryland corporation formed on November 6, 2009 and have been publicly held and subject to U.S. Securities and Exchange Commission, or SEC, reporting obligations since 2010. We are not structured as an Umbrella Partnership Real Estate Investment Trust, or UPREIT, although we could put in place a similar structure to facilitate an acquisition if needed. We currently own our properties indirectly through subsidiaries and may utilize one or more taxable REIT subsidiaries as appropriate.

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

In general, we utilize local third-party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues. As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on us, or (2) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. We were not aware of any significant or material exposures as of December 31, 2017 and 2016.

Employees

As of February 7, 2018, we have 22 employees. None of our employees is a member of any union.

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

We may be required to incur debt and expenditures and issue additional shares of our common stock or issue shares of preferred stock to pay for industrial properties that we may acquire, which may dilute our stockholders’ ownership interests and may reduce or eliminate our profitability. These acquisitions may also expose us to risks such as:

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

We have made regular quarterly cash distributions (which we also refer to as dividends, in this Annual Report on Form 10-K and in the other documents we file with the SEC) to our stockholders, and we intend to continue to pay regular quarterly cash distributions. However, we bear all expenses incurred by our operations, and the funds generated by our operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such cash for working capital. Our ability to make distributions to our stockholders also will depend on our levels of retained cash flows, which we intend to use as a source of investment capital. We cannot assure our stockholders that sufficient funds will be available to pay distributions. Our corporate strategy is to fund the payment of quarterly distributions to our stockholders entirely from distributable cash flows. However, we may fund our quarterly distributions to our stockholders from a combination of available cash flows, net of recurring capital expenditures, and proceeds from borrowings and property dispositions. In the event we are unable to consistently fund future quarterly distributions to our stockholders entirely from distributable cash flows, the value of our shares may be negatively impacted.

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

In addition to general, regional, national and international economic conditions that may materially adversely affect our business and financial results, our operating performance will be materially adversely impacted by adverse economic conditions in the specific markets in which we operate and particularly in the markets in which we have significant concentrations of properties. For example, as of December 31, 2017, approximately 24.3% of our rentable square feet was located in Northern New Jersey/New York City, representing approximately 25.6% of our total annualized base rent, and approximately 20.3% of our rentable square feet was located in Los Angeles, representing approximately 18.5% of our total annualized base rent. See “Item 2 – Properties” in this Annual Report on Form 10-K for additional information regarding our ownership of properties in our markets. Any downturn in the economy in the real estate market or any of our markets and any failure to accurately predict the timing of any economic improvement in these markets could cause our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, to be materially adversely affected.

We may be unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire.

We cannot assure you that leases at our properties will be renewed or that such properties will be re-leased at net effective rental rates equal to or above the then current average net effective rental rates or at all. In addition, we may be required to grant concessions or fund improvements. If the rental rates for our properties decrease, our tenants do not renew their leases or we do not re-lease a significant portion of our available space, including vacant space resulting from tenant defaults, and space for which leases are scheduled to expire, our financial condition, results of operations, cash flows, cash available for distribution to stockholders, per share trading price of our common stock and our ability to satisfy our debt service obligations could be materially adversely affected. In addition, if we are unable to renew leases or re-lease a property, the resale value of that property could be diminished because the market value of a particular property will depend in part upon the value of the leases of such property.

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

We utilize local third-party managers for day-to-day property management for substantially all of our properties.

In general, we prefer to utilize local third-party managers for day-to-day property management, although we may directly manage other properties in the future. To the extent we utilize third-party managers, our cash flows from our industrial properties may be adversely affected if our managers fail to provide quality services. In addition, our managers or their affiliates may manage, and in some cases may own, invest in or provide credit support or operating guarantees to industrial properties that compete with our industrial properties, which may result in conflicts of interest and decisions regarding the operation of our industrial properties that are not in our best interests.

Our real estate redevelopment, renovation or expansion strategies may not be successful.

In connection with our business strategy, we may pursue redevelopment opportunities or construct expansions or improvements of industrial properties that we own. We will be subject to risks associated with our redevelopment, renovation and expansion activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock. Such risks include the expenditure of money and time on projects that do not perform as expected; higher than estimated construction or operating costs, including labor and material costs; the inability to complete construction on the timeframe we expect; occupancy and rental rates that may not meet expectations; and the inability to obtain financing on favorable terms or at all to finance redevelopment, renovation and expansion projects.

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

Our business strategy contemplates the use of both non-recourse secured debt and unsecured debt to finance long-term growth. As of December 31, 2017, we had total debt, net of deferred financing costs, of approximately $461.7 million, which consisted of term loan borrowings, senior unsecured note borrowings and mortgage loans payable. While over the long term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 35% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. Over the long-term, we also intend to maintain a fixed charge coverage ratio in excess of 2.0x and a debt-to-adjusted EBITDA ratio below 6.0x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness. Our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Our existing debt, and the incurrence of additional debt, could subject us to many risks, including the risks that:

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

Our $200.0 million revolving credit facility, our $150.0 million of term loans, our $250.0 million of senior unsecured notes and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, covenants that could limit our operations and our ability to make distributions to our stockholders.

We have a credit facility, which consists of a $200.0 million revolving credit facility that matures in August 2020, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. We also have $250.0 million of senior unsecured notes outstanding. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our revolving credit facility, our term loans and our senior unsecured notes. Our revolving credit facility, our term loans, our senior unsecured notes and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will limit or restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. For example, our credit facility restricts distributions if we are in default and otherwise limits our fiscal year distributions to 95% of our funds from operations. The covenants in our debt agreements may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders or obtain necessary funds. Given the restrictions in our debt covenants on these and other activities, we may be limited in our operating and financial flexibility and in our ability to respond to changes in our business or competitive activities in the future.

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

If we provide debtor-in-possession financing, a default by the borrower could adversely affect our cash flows.

We may on a limited basis provide debtor-in-possession financing to a property owner that has filed for bankruptcy, or make a loan secured by real estate that we might otherwise purchase directly. We expect that any such loans would be secured by one or more properties that we intend to acquire and that we would have the option to acquire such property in lieu of the repayment of such loan. Any default by the borrower under any such loan could negatively impact our cash flows and our ability to make cash distributions to our stockholders and result in litigation and related expenses. Although we would expect to acquire the secured property upon a borrower’s default, there is no assurance that we will successfully foreclose on a property, and any such foreclosure could result in significant expenses.

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

While we have no current intention to do so, we may acquire and/or redevelop properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Such investments may involve risks not otherwise present with other methods of investment in real estate. We generally will seek to maintain sufficient control of our partnerships, limited liability companies and joint ventures to permit us to achieve our business objectives; however, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

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

We have entered into agreements with third-party sellers to acquire three properties as more fully described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. There is no assurance that such proposed acquisitions, if completed, will be completed on the timeframe we expect. If we do not complete the acquisition of the properties under contract, we will have incurred expenses without our stockholders realizing any benefit from the acquisition of such properties.

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

The investment returns available from investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of our properties may be adversely affected by:

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

If any of our insurance carriers becomes insolvent, we could be adversely affected.

We carry several different lines of insurance with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at significant risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Replacing insurance coverage at unfavorable rates and the potential of uncollectible claims due to carrier insolvency would likely adversely affect us.

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

Under the Americans with Disabilities Act and other similar regulations, places of public accommodation must meet certain requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act and other similar regulations, including removing access barriers, then our cash flows and the amounts available for distributions to our stockholders may be adversely affected. If we are required to make substantial modifications to our properties, whether to comply with the Americans with Disabilities Act and other similar regulations, or other changes in governmental rules and regulations, our financial condition, cash flows, results of operations, the market price of our shares of common stock and our ability to make distributions to our stockholders could be adversely affected.

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

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting or deterring a third-party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

In addition, the provisions of our charter on removal of directors and the advance notice provisions of our bylaws could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Likewise, if our board of directors, with stockholder approval, as applicable, were to opt in to the business combination provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL, or if the provision in our bylaws opting out of the control share acquisition provisions of the MGCL were rescinded by our board of directors and our stockholders, these provisions of the MGCL could have similar anti-takeover effects.

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

If we fail to qualify as a REIT in any taxable year we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for distributions paid to stockholders in computing our taxable income and would be subject to federal and state income tax at regular corporate rates; and

•	unless we are entitled to relief under statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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

Currently, the maximum tax rate for qualified dividends payable to individual U.S. stockholders is 20%. Dividends payable by REITs, however, are generally not eligible for such reduced rates. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, new legislation provides for a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. Additionally, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary (“TRS”), such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. While we currently do not own any interest in a TRS, we may own any such interest in the future. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the total voting power of the outstanding securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs at the close of each calendar quarter. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our relationship with any TRS will be limited, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. While we currently do not own any interest in a TRS, we may own any such interest in the future. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Any TRS of ours will pay federal, state and local income tax on its taxable income, and its after-tax net income will be available (but not required) to be distributed to us. We anticipate that the aggregate value of any TRS stock and securities owned by us will be significantly less than 20% of the value of our total assets (including the TRS stock and securities) at the close of each calendar quarter. Furthermore, we will monitor the value of our investments in TRSs for the purpose of ensuring compliance with the foregoing rule. In addition, we will scrutinize all of our transactions with TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. No assurance, however, can be given that we will be able to comply with the 20% limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain our REIT qualification or avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.

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

Stockholders and prospective investors are urged to consult with their tax advisors regarding the effects of recently enacted tax legislation and other legislative, regulatory and administrative developments.

On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders. Stockholders and prospective investors should consult their tax advisors regarding the implications of the TCJA on their investment in our common stock.

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

Future offerings of debt securities and the incurrence of other future indebtedness, which would be senior to our common stock upon liquidation, and/or preferred stock which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

Upon liquidation, holders of our debt securities and any shares of preferred stock, and lenders with respect to other borrowings, including our existing credit facility and mortgage loans payable, will receive distributions of our available assets prior to the holders of our common stock. In the future we may attempt to increase our capital resources by making additional offerings of debt and equity securities. Additional equity offerings may dilute the holdings of our existing stockholders and/or reduce the market price of our common stock. In addition, future offerings of debt securities or the incurrence of additional other indebtedness may reduce the market price of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued in the future, could have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

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

Our ability to make distributions to our stockholders may be adversely affected by the risk factors described in this Annual Report on Form 10-K. We may not generate sufficient income to make distributions to our stockholders. Our board of directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, any debt service obligations, any debt covenants, and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•	our inability to realize attractive returns on our investments;

•	unanticipated expenses or reduced revenues that reduce our cash flow or non-cash earnings;

•	our debt service obligations; and

•	decreases in the value of our industrial properties that we own.

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

As of December 31, 2017, we owned 196 buildings aggregating approximately 13.0 million square feet and ten improved land parcels consisting of 47.9 acres. The properties are located in Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. As of December 31, 2017, our properties were approximately 97.3% leased to 426 customers, the largest of which accounted for approximately 5.1% of our total annualized base rent. We own several types of industrial real estate, including warehouse/distribution (approximately 93.5% of our total portfolio square footage as of December 31, 2017), flex (including light industrial and R&D) (approximately 5.1%) and transshipment (approximately 1.4%). See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in this Annual Report on Form 10-K for a general description of these types of industrial real estate. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K, for a detailed listing of our properties.

The following table summarizes by market our investments in real estate as of December 31, 2017:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of December 31, 2017	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s) [3]
Los Angeles	35	2,637,597	20.3%	100.0%	$19,726	18.6%	$7.48	7.4	$371,716
Northern New Jersey/New York City	55	3,145,507	24.3%	98.6%	26,369	24.9%	8.51	4.3	412,808
San Francisco Bay Area	27	1,368,607	10.6%	96.9%	14,688	13.8%	11.08	4.9	205,210
Seattle	24	1,626,620	12.5%	99.4%	12,275	11.6%	7.59	3.5	180,125
Miami	31	1,991,992	15.4%	97.9%	14,665	13.8%	7.52	3.6	183,377
Washington, D.C.	24	2,197,961	16.9%	90.7%	18,337	17.3%	9.19	4.3	283,694

Total/Weighted Average	196	12,968,284	100.0%	97.3%	$106,060	100.0%	$8.40	4.8	$1,636,930

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2017, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2017, weighted by the respective square footage.
[3]	Includes 47.9 acres of improved land as discussed below.

We also own ten improved land parcels totaling approximately 47.9 acres that are approximately 78.0% leased to ten tenants. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may consider redeveloping such land.

The following table summarizes by market our investments in improved land as of December 31, 2017:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of December 31, 2017	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	3	8.0	16.7%	100.0%	$466	15.5%	$1.33	1.4
Northern New Jersey/New York City	4	23.3	48.6%	54.8%	1,596	53.1%	2.86	6.2
San Francisco Bay Area	—	—	0.0%	—	—	0.0%	—	—
Seattle	—	—	0.0%	—	—	0.0%	—	—
Miami	2	3.2	6.7%	100.0%	209	7.0%	1.51	1.3
Washington, D.C.	1	13.4	28.0%	100.0%	734	24.4%	1.26	2.3

Total/Weighted Average	10	47.9	100.0%	78.0%	$3,005	100.0%	$1.85	3.4

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2017, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2017, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three months and years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2017	2016	2017	2016
Building improvements	$2,742	$2,862	$11,626	$11,621
Tenant improvements	2,147	3,121	7,083	8,398
Leasing commissions	2,790	2,638	7,537	9,613
Redevelopment and expansion	—	—	—	15,641

Total capital expenditures [1]	$7,679	$8,621	$26,246	$45,273

[1]	Includes approximately $3.7 million and $5.2 million for the three months ended December 31, 2017 and 2016, respectively, and approximately $13.3 million and $35.2 million for the years ended December 31, 2017 and 2016, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 12 and 14 properties for the three months ended December 31, 2017 and 2016, respectively, and 18 and 25 properties for the years ended December 31, 2017 and 2016, respectively.

The following table summarizes the anticipated lease expirations for leases in place at December 31, 2017, without giving effect to renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2]	% of Total Annualized Base Rent
2018 [1]	1,216,419	9.4%	$9,911	8.4%
2019	2,064,797	15.9%	16,240	13.7%
2020	1,696,971	13.1%	15,695	13.2%
2021	2,131,434	16.4%	18,099	15.3%
2022	1,580,411	12.2%	15,575	13.1%
Thereafter	3,934,552	30.3%	43,012	36.3%

Total	12,624,584	97.3%	$118,532	100.0%

[1]	Includes leases that expire on or after December 31, 2017 and month-to-month leases totaling approximately 26,963 square feet.
[2]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of December 31, 2017 multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of December 31, 2017, leases representing approximately 9.4% of the total rentable square footage of our portfolio are scheduled to expire during the year ending December 31, 2018. We currently expect that on average, the rental rates we are likely to achieve on any new (re-leased) or renewed leases for our 2018 expirations will be above the rates currently being paid for the same space. The tenant at our Belleville property will receive approximately $0.6 million in rent abatements during 2018 under the terms of a previously negotiated ten-year lease extension. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 91.8% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of December 31, 2017 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	FedEx Corporation	8	542,865	4.2%	$5,606	5.1%
2	United States Government	9	381,431	2.9%	4,696	4.3%
3	Danaher	3	171,707	1.3%	2,961	2.7%
4	H.D. Smith Wholesale Drug Company	1	211,418	1.6%	2,260	2.1%
5	Northrop Grumman Systems	2	199,866	1.5%	2,197	2.0%
6	District of Columbia	3	149,203	1.2%	1,600	1.5%
7	XPO Logistics	2	180,717	1.4%	1,497	1.4%
8	Synergy Custom Fixtures	1	301,983	2.3%	1,478	1.4%
9	West Coast Warehouse	1	265,500	2.0%	1,468	1.3%
10	YRC	2	61,252	0.5%	1,337	1.2%
11	O’Neill Logistics	2	237,692	1.8%	1,323	1.2%
12	Miami International Freight Systems	1	192,454	1.5%	1,245	1.1%
13	Bar Logistics	2	203,263	1.6%	1,220	1.1%
14	Avborne Accessory Group	1	137,594	1.1%	1,113	1.0%
15	Space Systems/Loral LLC	2	107,060	0.8%	1,107	1.0%
16	Amazon.com	1	158,168	1.2%	1,044	1.0%
17	Exquisite Apparel Corporation	1	114,061	0.9%	985	0.9%
18	JAM’N Logistics	1	110,336	0.9%	936	0.9%
19	Home Depot	1	192,000	1.5%	930	0.9%
20	Service West Inc.	1	129,279	1.0%	820	0.7%

	Total	45	4,047,849	31.2%	$35,823	32.8%

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2017, multiplied by 12.

As of December 31, 2017, nine of our properties with a gross investment book value of approximately $153.7 million were encumbered by mortgage loans payable, including premiums and net of deferred financing costs, totaling approximately $64.8 million, which bear interest at a weighted average fixed annual rate of 4.0%.

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

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TRNO”. The following table sets forth, for the indicated periods, the high and low sale prices for our common stock, as reported on the NYSE and the per share dividends declared:

Year	High	Low	Dividend per common share
2017
First Quarter	$29.04	$26.52	$0.20
Second Quarter	33.81	28.01	0.20
Third Quarter	36.99	32.74	0.22
Fourth Quarter	38.32	34.78	0.22
2016
First Quarter	$23.81	$20.67	$0.18
Second Quarter	25.59	21.98	0.18
Third Quarter	28.12	25.35	0.20
Fourth Quarter	28.83	24.91	0.20

As of January 25, 2018, there were approximately 18,425 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.

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

The following table sets forth the cash dividends paid or payable during the years ended December 31, 2017 and 2016:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2017	Common stock	$0.200000	February 7, 2017	March 28, 2017	April 12, 2017
March 31, 2017	Preferred stock	$0.484375	February 7, 2017	March 10, 2017	March 31, 2017
June 30, 2017	Common stock	$0.200000	May 2, 2017	July 7, 2017	July 21, 2017
June 30, 2017	Preferred stock	$0.484375	May 2, 2017	June 9, 2017	June 30, 2017
September 30, 2017	Common stock	$0.220000	August 1, 2017	October 6, 2017	October 21, 2017
December 31, 2017	Common stock	$0.220000	October 31, 2017	December 29, 2017	January 12, 2018

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2016	Common stock	$0.180000	February 9, 2016	March 28, 2016	April 12, 2016
March 31, 2016	Preferred stock	$0.484375	February 9, 2016	March 10, 2016	March 31, 2016
June 30, 2016	Common stock	$0.180000	May 3, 2016	July 7, 2016	July 21, 2016
June 30, 2016	Preferred stock	$0.484375	May 3, 2016	June 10, 2016	June 30, 2016
September 30, 2016	Common stock	$0.200000	July 26, 2016	October 7, 2016	October 21, 2016
September 30, 2016	Preferred stock	$0.484375	July 26, 2016	September 9, 2016	September 30, 2016
December 31, 2016	Common stock	$0.200000	November 1, 2016	December 30, 2016	January 13, 2017
December 31, 2016	Preferred stock	$0.484375	November 1, 2016	December 9, 2016	December 30, 2016

Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 31, 2012 to December 31, 2017 with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on December 31, 2012 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the company specifically incorporates it by reference into such filing.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data derived from our audited consolidated financial statements as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K beginning on page F-1 and with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Data
Total revenues	$132,484	$108,418	$95,895	$68,875	$45,529
Total costs and expenses	93,435	87,172	82,240	51,567	36,973
Gain on sales of real estate investments	30,654	7,140	10,567	—	—
Income from continuing operations	53,095	15,118	14,601	10,718	2,451
Income from discontinued operations	—	—	—	—	1,412
Gain on sales of real estate investments	—	—	—	—	2,778
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	49,015	11,458	10,958	7,126	3,056
Earnings per Common Share - Basic and Diluted:
Income (loss) from continuing operations available to common stockholders, net of redemption of preferred stock and preferred stock dividends	$0.95	$0.26	$0.26	$0.23	$(0.05)
Income from discontinued operations	—	—	—	—	0.20

Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	$0.95	$0.26	$0.26	$0.23	$0.15

Dividends declared per common share	$0.84	$0.76	$0.66	$0.57	$0.51
Dividends declared per preferred share	0.97	1.94	1.94	1.94	1.94
Basic and Diluted Weighted Average Common Shares Outstanding	51,357,719	44,725,936	42,861,276	30,433,017	21,011,276
Other Data
Funds from operations [1]	$56,070	$38,391	$36,172	$26,097	$12,689
Basic and diluted FFO per common share [1]	1.09	0.86	0.84	0.86	0.60
Cash flows provided by (used in):
Operating activities	$69,498	$49,241	$42,068	$29,321	$13,495
Investing activities	(249,118)	(149,629)	(259,664)	(245,526)	(201,400)
Financing activities	203,942	93,758	45,140	404,207	189,429
Balance Sheet Data
Investments in real estate at cost [2]	$1,636,930	$1,343,038	$1,179,920	$901,273	$651,839
Total assets	1,567,871	1,278,981	1,152,138	1,074,735	644,165
Total debt	461,683	415,327	381,475	302,470	190,472
Total stockholders’ equity	1,027,494	811,805	733,082	747,036	438,835

[1]	See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures,” in this Annual Report on Form 10-K for a reconciliation to net income, net of redemption of preferred stock and preferred stock dividends and a discussion of why we believe funds from operations, or FFO, is a useful supplemental measure of operating performance, ways in which investors might use FFO when assessing our financial performance, and FFO’s limitations as a measurement tool.
[2]	Excludes one property held for sale with a gross book value of approximately $6.3 million as of December 31, 2015 and one property held for sale with a gross book value of approximately $6.9 million as of December 31, 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We acquire, own and operate industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 93.5% of our total portfolio square footage as of December 31, 2017), flex (including light industrial and R&D) (approximately 5.1%) and transshipment (approximately 1.4%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. As of December 31, 2017, we owned 196 buildings aggregating approximately 13.0 million square feet and ten improved land parcels consisting of 47.9 acres, which we purchased for an aggregate purchase price of approximately $1.5 billion. As of December 31, 2017, our properties were approximately 97.3% leased to 426 customers, the largest of which accounted for approximately 5.1% of our total annualized base rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2010.

Our Investment Strategy

We acquire, own and operate industrial properties in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D) and transshipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate.

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

In general, we prefer to utilize local third-party property managers for day-to-day property management and as a source of acquisition opportunities. We believe outsourcing property management is cost effective and provides us with operational flexibility. We may directly manage properties in the future if we determine such direct property management is in our best interest.

We have no current intention to acquire undeveloped or unimproved industrial land or to pursue greenfield ground up development. However, we may pursue redevelopment, renovation and expansion opportunities of properties that we own, acquire properties and improved land parcels with the intent to redevelop in the near-term, or acquire adjacent land to expand our existing facilities.

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

The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2017, we have stabilized 58 properties.

We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value and/or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 11 properties since inception for a cumulative sales price of approximately $160.4 million and a total gain of approximately $55.1 million.

2017 Developments

Acquisition Activity

During 2017, we acquired 35 industrial buildings containing approximately 1.7 million square feet and five improved land parcels consisting of approximately 25.1 acres for a total purchase price of approximately $292.7 million. The properties and improved land parcels were acquired from unrelated third parties using existing cash on hand, proceeds from the issuance of common stock and senior unsecured notes, proceeds from the dispositions of properties, and proceeds from borrowings on our revolving credit facility. The following table sets forth the industrial properties and improved land parcels we acquired during 2017:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Acacia	Compton, CA	January 25, 2017	1	45,776	$7,103	4.9%
637 S. Lucile	Seattle, WA	February 3, 2017	1	45,320	7,750	6.0%
Lynwood [3]	Lynwood, CA	April 20, 2017	3	477,153	31,378	3.9%
West Side Ave	North Bergen, NJ	April 20, 2017	1	126,491	14,000	5.3%
Hanford	Seattle, WA	April 21, 2017	1	34,983	5,940	5.0%
2920 V Street	Washington, D.C.	May 10, 2017	1	21,666	3,727	5.0%
Avenue A	Carlstadt, NJ	May 10, 2017	4	32,676	12,000	5.7%
South Main III	Gardena, CA	June 2, 2017	1	114,061	24,700	3.7%
Frelinghuysen [4]	Newark, NJ	June 29, 2017	—	—	16,250	5.3%
Stockton [5]	Newark, NJ	June 30, 2017	—	—	13,200	5.4%
Telegraph	Santa Fe Springs, CA	July 6, 2017	2	86,814	14,930	4.7%
Dawson	Seattle, WA	July 7, 2017	1	13,176	4,000	2.8%
Walnut	Compton, CA	July 21, 2017	1	57,520	9,352	5.2%
NW 70th IV	Miami, FL	August 4, 2017	1	15,965	2,515	6.1%
Kero Road [6]	Carlstadt, NJ	September 1, 2017	2	43,407	13,500	5.2%
Hotchkiss	Fremont, CA	September 28, 2017	1	40,830	7,275	5.2%
104th St	Los Angeles, CA	October 19, 2017	1	20,055	4,750	4.5%
NW 94th Ave	Doral, FL	October 23, 2017	1	38,430	6,759	5.4%
NW 70th V 7	Miami, FL	October 30, 2017	1	59,400	8,400	5.4%
2315 E Dominguez [8]	Los Angeles, CA	November 30, 2017	—	—	12,860	5.4%
1855 W 139th St	Carson, CA	December 15, 2017	2	230,891	37,550	4.2%
Hawthorne	Hawthorne, CA	December 19, 2017	8	152,025	27,600	4.4%
New Dutch	Fairfield, NJ	December 20, 2017	1	50,400	7,200	5.4%

Total/Weighted Average			35	1,707,039	$292,739	4.7%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $319.7 million, including $5.5 million in closing costs and acquisition costs.
[2]	Stabilized cap rates are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in this Annual Report on Form 10-K.
[3]	Includes approximately one million square feet of land, which is 100% ground leased on a long-term basis to two tenants, and contains two industrial distribution buildings and one rail transshipment facility.
[4]	Represents an improved land parcel containing approximately 10.6 acres.
[5]	Represents an improved land parcel containing approximately 7.2 acres.
[6]	Also includes an improved land parcel containing approximately 1.1 acres.
[7]	Also includes an improved land parcel containing approximately 0.9 acres.
[8]	Represents an improved land parcel containing approximately 5.4 acres.

Disposition Activity

During the year ended December 31, 2017, we sold four properties for an aggregate sales price of approximately $77.3 million, resulting in a total gain of approximately $30.6 million. We sold one property located in the Los Angeles market for a sales price of approximately $25.3 million, resulting in a gain of approximately $10.1 million, and three properties located in the Washington, D.C. market for an aggregate sales price of approximately $52.0 million, resulting in an aggregate gain of approximately $20.5 million.

The following summarizes the condensed results of operations of the properties sold during the year ended December 31, 2017 for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Rental revenues	$2,091	$3,732	$3,500
Tenant expense reimbursements	653	1,103	1,112
Property operating expenses	(778)	(1,216)	(1,309)
Depreciation and amortization	(472)	(1,119)	(1,248)

Income from operations	$1,494	$2,500	$2,055

ATM Program

We have an at-the-market equity offering program (the “$200 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million in amounts and at times as we determine from time to time. Prior to the implementation of the $200 Million ATM Program, we had a $150.0 million ATM program (the “$150 Million ATM Program”), which was fully utilized as of June 30, 2017, and a $100.0 million ATM program (the “$100 Million ATM Program”), which was fully utilized as of December 31, 2016. During 2017, we issued an aggregate of 7,859,929 shares of common stock at a weighted average offering price of $32.48 per share under the $200 Million ATM Program and the $150 Million ATM Program, resulting in net proceeds of approximately $251.6 million and paying total compensation to the applicable sales agents of approximately $3.7 million. As of December 31, 2017, we had shares of common stock having an aggregate offering price of up to $90.1 million available for issuance under the $200 Million ATM Program.

Senior Unsecured Notes

On July 14, 2017, we issued in a private placement $100.0 million of senior unsecured notes with a seven-year term that bear interest at a fixed annual interest rate of 3.75% and mature in July 2024 (the “July 2024 Senior Unsecured Notes”). The net proceeds from the issuance were used to redeem all 1,840,000 outstanding shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), to repay the outstanding borrowings on our revolving credit facility and for property acquisitions.

Share Repurchase Program

On November 1, 2016, our Board of Directors approved an extension of the share repurchase program authorizing us to repurchase up to 2,000,000 shares of our outstanding common stock from time to time through December 31, 2018. Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2017 we have not repurchased any shares of stock pursuant to our share repurchase authorization.

Dividend and Distribution Activity

The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2017:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2017	Common stock	$0.200000	February 7, 2017	March 28, 2017	April 12, 2017
March 31, 2017	Preferred stock	$0.484375	February 7, 2017	March 10, 2017	March 31, 2017
June 30, 2017	Common stock	$0.200000	May 2, 2017	July 7, 2017	July 21, 2017
June 30, 2017	Preferred stock	$0.484375	May 2, 2017	June 9, 2017	June 30, 2017
September 30, 2017	Common stock	$0.220000	August 1, 2017	October 6, 2017	October 21, 2017
December 31, 2017	Common stock	$0.220000	October 31, 2017	December 29, 2017	January 12, 2018

Preferred Stock Redemption

On July 19, 2017, we redeemed all 1,840,000 outstanding shares of our Series A Preferred Stock for cash at a redemption price of $25.00 per share, plus an amount per share of $0.096875 representing all accrued and unpaid dividends per share from July 1, 2017 to, but excluding, July 19, 2017. We recognized a charge of approximately $1.8 million during the year ended December 31, 2017 representing the write-off of original issuance costs related to the redemption of the Series A Preferred Stock.

Recent Developments

Acquisition Activity

Subsequent to December 31, 2017, we acquired one industrial building containing approximately 100,000 square feet for a total purchase price of approximately $17.5 million. The property was acquired from unrelated third parties using cash on hand. The following table sets forth the wholly-owned industrial property we acquired subsequent to December 31, 2017:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate
19801 S Vermont Avenue	Torrance, CA	January 31, 2018	1	99,629	$17,500	3.3%

Total/Weighted Average			1	99,629	$17,500	3.3%

Contractual Commitments

As of February 7, 2018, we have three outstanding contracts with third-party sellers to acquire three industrial properties as further described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

As of February 7, 2018, we have two outstanding contracts with third-party purchasers to sell two properties consisting of three buildings for an aggregate sales price of approximately $39.3 million (aggregate net book value of approximately $29.4 million). There is no assurance we will sell the properties under contract because the proposed dispositions are subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

Outlook

Current operating conditions in our six markets are excellent, the best we have seen since our initial public offering. We believe that on average, the rental rates we are likely to achieve on new or renewed leases for our 2018 expirations will be above the rates currently being paid for the same space. However, new speculative development continues. This new development will slow potential rent growth from what it would be without such new development. Macroeconomic conditions, while uncertain and impossible to accurately predict, appear favorable to us.

We see attractive acquisition opportunities today; however, our acquisition volume will be dependent on both the quality and pricing of the opportunity set and the price of our stock relative to NAV. Those conditions, not knowable in advance, will determine our results. We entered 2018 with our balance sheet well positioned for growth.

Over the intermediate term of the next three to four years, although there can be no assurance, we expect to grow our portfolio to approximately $3.0 billion of assets up from approximately $2.4 billion as of December 31, 2017 as measured by our total market capitalization. We expect, although there can be no assurance, that this will utilize approximately $2.0 billion of equity up from approximately $1.9 billion as of December 31, 2017. We expect this to enhance our operating efficiency, increase our shareholder liquidity and maintain our investment grade credit rating. We remain mindful, however, that it is per share, rather than aggregate, results that matter.

We believe in the long-term operating prospects of our functional, infill coastal assets. We believe in sound balance sheet management. We believe in the benefits of our market-leading corporate governance and exceptionally aligned executive management compensation. As a result, we are enthusiastic about the future and our ability to produce superior results for our shareholders over time.

We contribute positively to the environment by owning and operating facilities in infill locations close to population centers thereby minimizing vehicle miles traveled and the concomitant use of fuel and production of airborne particulate matter pollution. Further, we do no greenfield development of properties; sustainability for us means never building on a site that has not previously been commercially developed. During redevelopment of our facilities, we recycle the majority of the building materials from existing buildings and focuses on modern design solutions to reduce our impact on the environment. When releasing vacant space, we seek to reduce our carbon footprint by upgrading existing facilities with energy efficient lighting and heating.

Inflation

Although the U.S. economy has been experiencing relatively modest inflation rates recently, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has increased construction costs but has not had a significant impact on our operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, approximately 67.0% of our total rentable square feet expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 91.8% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

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

The following analysis of our results below for the years ended December 31, 2017 and 2016 includes the changes attributable to same store properties. The same store pool for the comparison of the 2017 and 2016 fiscal years includes all properties that were owned and in operation as of December 31, 2017 and since January 1, 2016 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2017. As of December 31, 2017, the same store pool consisted of 140 buildings aggregating approximately 10.2 million square feet representing approximately 78.3% of our total square feet owned and three improved land parcels consisting of 4.9 acres. As of December 31, 2017, the non-same store properties, which we acquired or sold during 2016 and 2017, were held for sale or in redevelopment as of December 31, 2017, consisted of 56 buildings aggregating approximately 2.8 million square feet and seven improved land parcels consisting of 43.0 acres. As of December 31, 2017 and 2016, our consolidated same store pool occupancy was approximately 97.5% and 98.9%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016:

	For the Year Ended December 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$83,464	$76,305	$7,159	9.4%
Non-same store operating properties [1]	19,865	8,713	11,152	128.0%

Total rental revenues	103,329	85,018	18,311	21.5%
Tenant expense reimbursements
Same store	24,951	21,441	3,510	16.4%
Non-same store operating properties [1]	4,204	1,959	2,245	114.6%

Total tenant expense reimbursements	29,155	23,400	5,755	24.6%

Total revenues	132,484	108,418	24,066	22.2%

Property operating expenses
Same store	29,456	27,755	1,701	6.1%
Non-same store operating properties [1]	6,418	2,570	3,848	149.7%

Total property operating expenses	35,874	30,325	5,549	18.3%

Net operating income [2]
Same store	78,959	69,991	8,968	12.8%
Non-same store operating properties [1]	17,651	8,102	9,549	117.9%

Total net operating income	$96,610	$78,093	$18,517	23.7%

Other costs and expenses
Depreciation and amortization	37,870	34,399	3,471	10.1%
General and administrative	19,681	19,319	362	1.9%
Acquisition costs	10	3,129	(3,119)	(99.7)%

Total other costs and expenses	57,561	56,847	714	1.3%

Other income (expense)
Interest and other income	169	24	145	604.2%
Interest expense, including amortization	(16,777)	(13,053)	(3,724)	28.5%
Loss on extinguishment of debt	—	(239)	239	(100.0)%
Gain on sales of real estate investments	30,654	7,140	23,514	329.3%

Total other income and (expenses)	14,046	(6,128)	20,174	n/a

Net income	$53,095	$15,118	$37,977	251.2%

[1]	Includes 2016 and 2017 acquisitions and dispositions and seven improved land parcels as of December 31, 2017.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $24.1 million for the year ended December 31, 2017 compared to the prior year due primarily to property acquisitions during 2016 and 2017 and increased revenue on new and renewed leases. Same store rental revenues and tenant expense reimbursement revenues increased primarily due to new lease agreements at our V Street, Interstate 130, Hamilton, Airgate, Kent 202, and 180 Manor properties. For the quarter and year ended December 31, 2017, approximately $0.9 million and $3.1 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $5.5 million during the year ended December 31, 2017 compared to the same period from the prior year. The increase in total property operating expenses was due primarily to an increase of approximately $3.8 million attributable to property acquisitions during 2016 and 2017, an increase of approximately $1.4 million in same store real estate tax expense primarily due to increased taxes on our V Street, Hamilton, and Pennsy properties, and an increase of approximately $0.2 million in expenses related to Hurricane Irma, of which approximately $0.2 million was incurred at our same store operating properties.

Depreciation and amortization. Depreciation and amortization increased approximately $3.5 million during the year ended December 31, 2017 compared to the same period from the prior year due to property acquisitions during 2016 and 2017.

General and administrative expenses. General and administrative expenses increased approximately $0.4 million for the year ended December 31, 2017 compared to the same period from the prior year due primarily to increased compensation expense, bonus expense, and accounting service fees, offset by a decrease of approximately $0.6 million in performance share award expense, which varies quarter to quarter based on our relative share price performance. Performance share award expense for the year ended December 31, 2017 was approximately $6.7 million as compared to approximately $7.3 million for the prior year period. See “Note 10 —Stockholder’s Equity” in our notes to the consolidated financial statements for more information regarding our performance share awards.

Acquisition costs. Acquisition costs decreased by approximately $3.1 million for the year ended December 31, 2017 from the prior year due to the adoption of ASU 2017-1 effective January 1, 2017 under which our real estate property acquisitions are accounted for as asset acquisitions. Acquisition costs were capitalized to individual assets and liabilities acquired on a relative fair value basis for the year ended December 31, 2017 as compared to expensing as incurred in the prior year period.

Interest and other income. Interest and other income increased approximately $0.1 million for the year ended December 31, 2017 compared to the same period from the prior year.

Interest expense, including amortization. Interest expense increased approximately $3.7 million for the year ended December 31, 2017 compared to the prior year due primarily to an increase in our average outstanding borrowings.

Gain on sales of real estate investments. Gain on sale of real estate investments increased approximately $23.5 million for the year ended December 31, 2017 compared to the prior year period due to property sales. The aggregate sales price for property sales for the year ended December 31, 2017 was approximately $77.3 million as compared to approximately $22.5 million for the prior year period.

The following analysis of our results below for the years ended December 31, 2016 and 2015 includes the changes attributable to same store properties. The same store pool for the comparison of the 2016 and 2015 fiscal years includes all properties that were owned and in operation as of December 31, 2016 and since January 1, 2015 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2016. As of December 31, 2016, the same store pool consisted of 116 buildings aggregating approximately 8.6 million square feet representing approximately 71.9% of our total square feet owned and three improved land parcels consisting of 4.9 acres. As of December 31, 2016, the non-same store properties, which we acquired or sold during 2015 and 2016, were held for sale or in redevelopment as of December 31, 2016, consisted of 50 buildings aggregating approximately 3.4 million square feet and two improved land parcels consisting of 17.9 acres. As of December 31, 2016 and 2015, our consolidated same store pool occupancy was approximately 99.0% and 92.6%, respectively.

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

Gain on sales of real estate investments. Gain on sale of real estate investments decreased approximately $3.4 million for the year ended December 31, 2016 compared to the prior year period due to property sales. The aggregate sales price for property sales for the year ended December 31, 2016 was approximately $22.5 million as compared to approximately $24.6 million for the prior year period.

Liquidity and Capital Resources

The primary objective of our financing strategy is to maintain financial flexibility with a conservative capital structure using retained cash flows, proceeds from dispositions of properties, long-term debt and the issuance of common and perpetual preferred stock to finance our growth. Over the long-term, we intend to:

•	limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding perpetual preferred stock to less than 35% of our total enterprise value;

•	maintain a fixed charge coverage ratio in excess of 2.0x;

•	maintain a debt-to-adjusted EBITDA ratio below 6.0x;

•	limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness; and

•	have staggered debt maturities that are aligned to our expected average lease term (5-7 years), positioning us to re-price parts of our capital structure as our rental rates change with market conditions.

We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and additional perpetual preferred stock. Fitch Ratings assigned us an issuer rating of BBB- with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize senior unsecured notes, term loans, credit facilities, dispositions of properties, common stock and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.

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

The following sets forth certain information regarding our current at-the-market common stock offering program as of December 31, 2017:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2017 (in thousands)
$200 Million ATM Program	August 4, 2017	$200,000	$90,093

The table below sets forth the activity under the at-the-market common stock offering programs during the years ended December 31, 2017 and 2016, respectively (in thousands, except share data):

For the Year Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
December 31, 2017	7,859,929	$32.48	$251,585	$3,709
December 31, 2016	3,991,830	$25.39	$99,866	$1,504

On July 14, 2017, we issued in a private placement $100.0 million of senior unsecured notes with a seven-year term that bear interest at a fixed annual interest rate of 3.75% and mature in July 2024. Net proceeds from the issuance were used to redeem all 1,840,000 outstanding shares of Series A Preferred Stock, to repay the outstanding borrowings on our revolving credit facility, and for property acquisitions. As of December 31, 2017, we also had $50.0 million of senior unsecured notes that mature in September 2022, $50.0 million of senior unsecured notes that mature in July 2026, and $50.0 million of senior unsecured notes that mature in October 2027 (collectively, with the July 2024 Senior Unsecured Notes, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $200.0 million revolving credit facility that matures in August 2020, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of December 31, 2017 and December 31, 2016, there was $0 and $51.5 million, respectively, of borrowings outstanding on our revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on our term loans. We have three interest rate caps to hedge the variable cash flows associated with our existing $150.0 million of variable-rate term loans. See “Note 8-Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of December 31, 2017) for the revolving credit facility and 1.30% to 1.85% (1.30% as of December 31, 2017) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of December 31, 2017 and December 31, 2016.

As of December 31, 2017 and 2016, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $64.8 and $66.6 million, respectively, and held cash and cash equivalents totaling approximately $35.7 million and $14.2 million, respectively.

The following table summarizes our debt maturities and principal payments as of and for the year ended December 31, 2017, and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the years ended December 31, 2017 and 2016 (dollars in thousands – except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2018	$—	$—	$—	$1,910	$1,910
2019	—	—	—	18,805	18,805
2020	—	—	—	33,077	33,077
2021	—	50,000	—	11,271	61,271
2022	—	100,000	50,000	—	150,000
Thereafter	—	—	200,000	—	200,000

Subtotal	—	150,000	250,000	65,063	465,063
Unamortized net premiums	—	—	—	—	—

Total Debt	—	150,000	250,000	65,063	465,063
Deferred financing costs, net	—	(1,103)	(2,045)	(232)	(3,380)

Total Debt, net	$—	$148,897	$247,955	$64,831	$461,683

Weighted Average Interest Rate	n/a	2.5%	4.1%	4.0%	3.6%

	As of December 31, 2017	As of December 31, 2016
Total Debt, net	$461,683	$415,327
Equity
Common Stock
Shares Outstanding [1]	55,368,737	47,414,365
Market Price [2]	$35.06	$28.49

Market Value	1,941,228	1,350,835
Preferred Stock ($25.00 per share liquidation preference)	—	46,000

Total Equity	1,941,228	1,396,835

Total Market Capitalization	$2,402,911	$1,812,162

Total Debt-to-Total Investments in Properties [3]	28.2%	30.9%
Total Debt-to-Total Market Capitalization [4]	19.2%	22.9%
Total Debt and Preferred Stock-to-Total Market Capitalization [5]	19.2%	25.5%
Floating Rate Debt as a % of Total Debt [6]	32.3%	48.2%
Unhedged Floating Rate Debt as a % of Total Debt [7]	0.0%	12.4%
Mortgage Loans Payable as a % of Total Debt [8]	14.0%	16.0%
Mortgage Loans Payable as a % of Total Investments in Properties [9]	4.0%	5.0%
Adjusted EBITDA [10]	$85,830	$68,242
Interest Coverage [11]	5.1x	5.2x
Fixed Charge Coverage [12]	4.6x	4.0x
Total Debt-to-Adjusted EBITDA [13]	5.3x	5.4x
Total Debt and Preferred Stock-to-Adjusted EBITDA [14]	5.3x	6.0x
Weighted Average Maturity of Total Debt (years)	5.4	5.8

[1]	Includes 357,183 and 395,281 shares of unvested restricted stock outstanding as of December 31, 2017 and 2016, respectively.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on December 31, 2017 and 2016, respectively, in dollars per share.
[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties.
[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of December 31, 2017 and 2016, respectively.
[5]	Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock at liquidation preference, if any, divided by total market capitalization as of December 31, 2017 and 2016, respectively. We redeemed all of our outstanding shares of Series A Preferred Stock in July 2017.
[6]	Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Floating rate debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.30% to 1.85%, depending on leverage as of December 31, 2017 and 2016. See “Note 8 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps.
[7]	Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Hedged debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.30% to 1.85%, depending on leverage as of December 31, 2017 and 2016. See “Note 8 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps.

[8]	Mortgage loans payable as a percentage of total debt is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs.
[9]	Mortgage loans payable as a percentage of investments in properties is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total investments in properties.
[10]	Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the years ended December 31, 2017 and 2016, respectively. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[11]	Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[12]	Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends, if any. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[13]	Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[14]	Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock, if any, divided by annualized Adjusted EBITDA. We redeemed all of our outstanding shares of Series A Preferred Stock in July 2017. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2017 and 2016:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2017	Common stock	$0.200000	February 7, 2017	March 28, 2017	April 12, 2017
March 31, 2017	Preferred stock	$0.484375	February 7, 2017	March 10, 2017	March 31, 2017
June 30, 2017	Common stock	$0.200000	May 2, 2017	July 7, 2017	July 21, 2017
June 30, 2017	Preferred stock	$0.484375	May 2, 2017	June 9, 2017	June 30, 2017
September 30, 2017	Common stock	$0.220000	August 1, 2017	October 6, 2017	October 21, 2017
December 31, 2017	Common stock	$0.220000	October 31, 2017	December 29, 2017	January 12, 2018

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2016	Common stock	$0.180000	February 9, 2016	March 28, 2016	April 12, 2016
March 31, 2016	Preferred stock	$0.484375	February 9, 2016	March 10, 2016	March 31, 2016
June 30, 2016	Common stock	$0.180000	May 3, 2016	July 7, 2016	July 21, 2016
June 30, 2016	Preferred stock	$0.484375	May 3, 2016	June 10, 2016	June 30, 2016
September 30, 2016	Common stock	$0.200000	July 26, 2016	October 7, 2016	October 21, 2016
September 30, 2016	Preferred stock	$0.484375	July 26, 2016	September 9, 2016	September 30, 2016
December 31, 2016	Common stock	$0.200000	November 1, 2016	December 30, 2016	January 13, 2017
December 31, 2016	Preferred stock	$0.484375	November 1, 2016	December 9, 2016	December 30, 2016

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

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $69.5 million for the year ended December 31, 2017 compared to approximately $49.2 million for the year ended December 31, 2016. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from properties acquired during 2017 and 2016.

Cash From Investing Activities. Net cash used in investing activities was approximately $249.1 million and $149.6 million, respectively, for the years ended December 31, 2017 and 2016, which consists primarily of cash paid for property acquisitions of $297.1 million and $128.5 million, respectively, and capital improvements of approximately $27.4 million and $42.5 million, respectively, offset by proceeds from sales of real estate investments of approximately $75.4 million and $21.4 million, respectively, for the years ended December 31, 2017 and 2016.

Cash From Financing Activities. Net cash provided by financing activities was approximately $203.9 million for the year ended December 31, 2017, which consists primarily of approximately $251.5 million in net common stock issuance proceeds and $100.0 million in borrowings on senior unsecured notes, offset by approximately $43.9 million in equity dividend payments, the repurchase of approximately $46.0 million in preferred stock, and net payments on our revolving credit facility of approximately $51.5 million. Net cash provided by financing activities was approximately $93.8 million for the year ended December 31, 2016, which consists primarily of approximately $99.9 million in net common stock issuance proceeds and net borrowings on the revolving credit facility of approximately $51.5 million, offset by approximately $36.7 million in equity dividend payments and payments on mortgage loans payable of approximately $16.9 million.

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

Property Acquisitions. Effective January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not considered a business. To be a business, the set of acquired activities and assets must include inputs and one or more substantive processes that together contribute to the ability to create outputs. We have determined that our real estate property acquisitions will generally be accounted for as asset acquisitions under the clarified definition. Prior to January 1, 2017 we generally accounted for property acquisitions as business combinations, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Upon acquisition of a property we estimate the fair value of acquired tangible assets (consisting generally of land, buildings and improvements) and intangible assets and liabilities (consisting generally of the above and below-market leases and the origination value of all in-place leases). We determine fair values using Level 3 inputs such as replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition. Acquisition-related costs associated with asset acquisitions are capitalized to individual tangible and intangible assets and liabilities assumed on a relative fair value basis and acquisition-related costs associated with business combinations are expensed as incurred.

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

Contractual Obligations

As of February 7, 2018 we have three outstanding contracts with third-party sellers to acquire three industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	—	$—
Northern New Jersey/New York City	1	83,294	25,170	—
San Francisco Bay Area	—	—	—	—
Seattle	2	442,720	67,410	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—

Total	3	526,014	$92,580	$—

As of February 7, 2018, we have two outstanding contracts with third-party purchasers to sell two properties consisting of three buildings for an aggregate sales price of approximately $39.3 million (aggregate net book value of approximately $29.4 million). There is no assurance we will sell the properties under contract because the proposed dispositions are subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

The following table summarizes our contractual obligations due by period as of December 31, 2017 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$1,910	$51,882	$211,271	$200,000	$465,063
Debt interest payments	12,780	23,277	20,575	27,105	83,737
Operating lease commitments	258	534	416	—	1,208
Purchase obligations	92,580	—	—	—	92,580

Total	$107,528	$75,693	$232,262	$227,105	$642,588

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

The following table reflects the calculation of FFO reconciled from net income (loss), net of redemption of preferred stock and preferred stock dividends for the three months ended December 31, 2017, 2016 and 2015 and for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands except per share data):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Net income, net of redemption of preferred stock and preferred stock dividends	$10,836	$941	$9,895	1051.5%	$941	$(331)	$1,272	n/a
Gain on sales of real estate investments	(5,105)	—	(5,105)	n/a	—	(4,248)	4,248	n/a
Depreciation and amortization
Depreciation and amortization from continuing operations	10,015	9,185	830	9.0%	9,185	12,065	(2,880)	(23.9)%
Non-real estate depreciation	(31)	(21)	(10)	47.6%	(21)	(23)	2	(8.7)%
Allocation to participating securities [1]	(107)	(84)	(23)	27.4%	(84)	(70)	(14)	20.0%

Funds from operations attributable to common stockholders [2,3]	$15,608	$10,021	$5,587	55.8%	$10,021	$7,393	$2,628	35.5%

Basic and diluted FFO per common share	$0.29	$0.22	$0.07	31.8%	$0.22	$0.17	$0.05	29.4%

Weighted average basic and diluted common shares	54,563,353	46,277,521			46,277,521	42,906,538

	For the Year Ended December 31,				For the Year Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Net income, net of redemption of preferred stock and preferred stock dividends	$49,367	$11,553	$37,814	327.3%	$11,553	$11,036	$517	4.7%
Gain on sales of real estate investments	(30,654)	(7,140)	(23,514)	329.3%	(7,140)	(10,567)	3,427	(32.4)%
Depreciation and amortization
Depreciation and amortization from continuing operations	37,870	34,399	3,471	10.1%	34,399	36,026	(1,627)	(4.5)%
Non-real estate depreciation	(109)	(86)	(23)	26.7%	(86)	(102)	16	(15.7)%
Allocation to participating securities [1]	(404)	(335)	(69)	20.6%	(335)	(221)	(114)	51.6%

Funds from operations attributable to common stockholders [2,3,4]	$56,070	$38,391	$17,679	46.0%	$38,391	$36,172	$2,219	6.1%

Basic and diluted FFO per common share	$1.09	$0.86	$0.23	26.7%	$0.86	$0.84	$0.02	2.4%

Weighted average basic and diluted common shares	51,357,719	44,725,936			44,725,936	42,861,276

[1]	To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 359,910, 396,855, and 403,865 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2017, 2016 and 2015, respectively, and 375,924, 398,475, and 242,402 for the years ended December 31, 2017, 2016 and 2015, respectively.
[2]	Includes expensed acquisition costs of approximately $0, $1.0 million and $1.1 million for the three months ended December 31, 2017, 2016 and 2015, respectively, and approximately $0, $3.1 million and $4.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
[3]	Includes performance share award expense of approximately $1.1 million, $3.0 million and $2.0 million for the three months ended December 31, 2017, 2016 and 2015, respectively, and approximately $6.7 million, $7.3 million and $4.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, which varies quarter to quarter based our total shareholder return outperforming the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index over the prior three year period. See “Note 10 —Stockholders’ Equity” in our notes to consolidated financial statements for more information regarding our performance share awards.
[4]	Includes redemption charges of approximately $1.8 million, $0, and $0 during the years ended December 31, 2017, 2016, and 2015, respectively, representing the write-off of original issuance costs related to the redemption of our Series A Preferred Stock.

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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months ended December 31, 2017, 2016 and 2015 and for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Net income	$10,836	$1,832	$9,004	491.5%	$1,832	$560	$1,272	227.1%
Gain on sales of real estate investments	(5,105)	—	(5,105)	n/a	—	(4,248)	4,248	n/a
Depreciation and amortization from continuing operations	10,015	9,185	830	9.0%	9,185	12,065	(2,880)	(23.9)%
Interest expense, including amortization	4,691	3,642	1,049	28.8%	3,642	3,095	547	17.7%
Loss on extinguishment of debt	—	—	—	n/a	—	—	—	n/a
Stock-based compensation	1,471	3,474	(2,003)	(57.7)%	3,474	2,510	964	38.4%
Acquisition costs	(1)	990	(991)	n/a	990	1,062	(72)	(6.8)%

Adjusted EBITDA	$21,907	$19,123	$2,784	14.6%	$19,123	$15,044	$4,079	27.1%

	For the Year Ended December 31,				For the Year Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Net income	$53,095	$15,118	$37,977	251.2%	$15,118	$14,601	$517	3.5%
Gain on sales of real estate investments	(30,654)	(7,140)	(23,514)	329.3%	(7,140)	(10,567)	3,427	(32.4)%
Depreciation and amortization from continuing operations	37,870	34,399	3,471	10.1%	34,399	36,026	(1,627)	(4.5)%
Interest expense, including amortization	16,777	13,053	3,724	28.5%	13,053	9,639	3,414	35.4%
Loss on extinguishment of debt	—	239	(239)	n/a	239	—	239	n/a
Stock-based compensation	8,732	9,444	(712)	(7.5)%	9,444	6,081	3,363	55.3%
Acquisition costs	10	3,129	(3,119)	(99.7)%	3,129	4,713	(1,584)	(33.6)%

Adjusted EBITDA	$85,830	$68,242	$17,588	25.8%	$68,242	$60,493	$7,749	12.8%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool for the comparison of the three months and years ended December 31, 2017 and 2016 includes all properties that were owned as of December 31, 2017 and since January 1, 2016 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2017. As of December 31, 2017, the same store pool consisted of 140 buildings aggregating approximately 10.2 million square feet representing approximately 78.3% of our total square feet owned and three improved land parcels containing 4.9 acres. The same store pool for the comparison of the three months and years ended December 31, 2016 and 2015 includes all properties that were owned as of December 31, 2016 and since January 1, 2015 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2015. As of

December 31, 2016, the same store pool consisted of 116 buildings aggregating approximately 8.6 million square feet representing approximately 71.9% of our total square feet owned and three improved land parcels consisting of 4.9 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months and the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Net income [1]	$10,836	$1,832	$9,004	491.5%	$1,832	$560	$1,272	227.1%
Depreciation and amortization from continuing operations	10,015	9,185	830	9.0%	9,185	12,065	(2,880)	(23.9)%
General and administrative	4,431	6,015	(1,584)	(26.3)%	6,015	4,747	1,268	26.7%
Acquisition costs	(1)	990	(991)	n/a	990	1,062	(72)	(6.8)%
Total other income and expenses	(508)	3,637	(4,145)	n/a	3,637	(1,157)	4,794	n/a

Net operating income	24,773	21,659	3,114	14.4%	21,659	17,277	4,382	25.4%
Less non same store NOI	(5,003)[4]	(3,004)[4]	(1,999)	66.5%	(6,218)[5]	(2,892)[5]	(3,326)	115.0%

Same store NOI [2]	$19,770	$18,655	$1,115	6.0%	$15,441	$14,385	$1,056	7.3%

Less straight-line rents and amortization of lease intangibles [3]	(507)	(1,033)	526	(50.9)%	(261)	(723)	462	(63.9)%

Cash-basis same store NOI [2]	$19,263	$17,622	$1,641	9.3%	$15,180	$13,662	$1,518	11.1%

[1]	Includes approximately $0, $0 and $0.1 million of lease termination income for the three months ended December 31, 2017, 2016 and 2015, respectively, and approximately $4.0 million of depreciation expense for three months ended December 31, 2015 related to the redevelopment of the South Main property as a result of the reduction of the useful lives of the original buildings.
[2]	Includes approximately $0, $0 and $0.1 million of lease termination income for the three months ended December 31, 2017, 2016 and 2015, respectively.
[3]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.
[4]	Includes 2016 and 2017 acquisitions.
[5]	Includes 2015 and 2016 acquisitions and one completed redevelopment property with a gross book value of approximately $40.3 million and accumulated depreciation of approximately $4.2 million as of December 31, 2016.

	For the Year Ended December 31,				For the Year Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Net income [1]	$53,095	$15,118	$37,977	251.2%	$15,118	$14,601	$517	3.5%
Depreciation and amortization from continuing operations	37,870	34,399	3,471	10.1%	34,399	36,026	(1,627)	(4.5)%
General and administrative	19,681	19,319	362	1.9%	19,319	14,846	4,473	30.1%
Acquisition costs	10	3,129	(3,119)	(99.7)%	3,129	4,713	(1,584)	(33.6)%
Total other income and expenses	(14,046)	6,128	(20,174)	n/a	6,128	(946)	7,074	n/a

Net operating income	96,610	78,093	18,517	23.7%	78,093	69,240	8,853	12.8%
Less non same store NOI	(17,651)[4]	(8,102)[4]	(9,549)	117.9%	(18,460)[5]	(12,386)[5]	(6,074)	49.0%

Same store NOI [2]	$78,959	$69,991	$8,968	12.8%	$59,633	$56,854	$2,779	4.9%

Less straight-line rents and amortization of lease intangibles [3]	(2,739)	(4,564)	1,825	(40.0)%	(2,200)	(3,982)	1,782	(44.8)%

Cash-basis same store NOI [2]	$76,220	$65,427	$10,793	16.5%	$57,433	$52,872	$4,561	8.6%

[1]	Includes approximately $0.1 million, $0 and $0.3 million of lease termination income for the years ended December 31, 2017, 2016 and 2015, respectively and approximately $4.0 million of depreciation expense for the year ended December 31, 2015 related to the redevelopment of the South Main property as a result of the reduction of the useful lives of the original buildings.
[2]	Includes approximately $0.1 million, $0 and $0.2 million of lease termination income for the years ended December 31, 2017, 2016 and 2015, respectively.
[3]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.
[4]	Includes 2016 and 2017 acquisitions.
[5]	Includes 2015 and 2016 acquisitions and one completed redevelopment property with a gross book value of approximately $40.3 million and accumulated depreciation of approximately $4.2 million as of December 31, 2016.

Cash-basis same store NOI increased by approximately $10.8 million for the year ended December 31, 2017 compared to the same period from the prior year primarily due to increased rental revenue and tenant reimbursement revenue on new and renewed leases. Same store rental revenues and tenant reimbursements primarily increased due to new leases at our V Street, Interstate 130, Hamilton, Airgate, Kent 202, and 180 Manor properties. Cash-basis same store NOI increased by approximately $1.6 million for the three months ended December 31, 2017 compared to the same period from the prior year primarily due to increased rental revenue and tenant reimbursement revenue on new and renewed leases. Same store rental revenues and tenant reimbursements primarily increased due to new leases at our V Street, Interstate 130, Hamilton, Kent 202, and 180 Manor properties. For the three months and years ended December 31, 2017 and 2016, approximately $0.3 million and $0.7 million, respectively, and approximately $1.7 million and $3.3 million, respectively, of contractual rent abatements were given to certain tenants in the same-store pool.

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

As of December 31, 2017, we had $150.0 million of borrowings outstanding under our Facility. Of the $150.0 million outstanding on the Facility, $150.0 million is subject to interest rate caps. See “Note 8 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 2.54% as of December 31, 2017. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.4 million annually on the total of the outstanding balances on our Facility as of December 31, 2017.

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

Terreno Realty Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment, management of Terreno Realty Corporation believes that, as of December 31, 2017, the company’s internal control over financial reporting is effective based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K, (which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2017).

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on Internal Control over Financial Reporting

We have audited Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Terreno Realty Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 of the Company and our report dated February 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Francisco, CA

February 7, 2018

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference.

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

3. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index at the end of this Annual Report on Form 10-K immediately preceding the signature page, which is incorporated by reference herein.

Item 16.	Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Terreno Realty Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted and applied the revised definition of a business which changed the treatment of acquisition costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of Business,” effective January 1, 2017.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2012.

San Francisco, California

February 7, 2018

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Investments in real estate
Land	$759,659	$570,181
Buildings and improvements	801,242	710,277
Intangible assets	76,029	62,580

Total investments in properties	1,636,930	1,343,038
Accumulated depreciation and amortization	(139,814)	(109,357)

Net investments in real estate	1,497,116	1,233,681
Cash and cash equivalents	35,710	14,208
Restricted cash	7,090	4,270
Other assets, net	27,955	26,822

Total assets	$1,567,871	$1,278,981

LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$51,500
Term loans payable, net	148,897	148,616
Senior unsecured notes, net	247,955	148,594
Mortgage loans payable, net	64,831	66,617
Security deposits	11,058	9,922
Intangible liabilities, net	22,361	3,485
Dividends payable	12,181	9,483
Performance share awards payable	11,824	10,739
Accounts payable and other liabilities	21,270	18,220

Total liabilities	540,377	467,176
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized, and 0 and 1,840,000 shares (liquidation preference of $25.00 per share) issued and outstanding, respectively	—	46,000
Common stock: $0.01 par value, 400,000,000 shares authorized, and 55,368,737 and 47,414,365 shares issued and outstanding, respectively	553	474
Additional paid-in capital	1,023,184	766,229
Retained earnings	4,803	—
Accumulated other comprehensive loss	(1,046)	(898)

Total stockholders’ equity	1,027,494	811,805

Total liabilities and equity	$1,567,871	$1,278,981

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

	For the Year Ended December 31,
	2017	2016	2015
REVENUES
Rental revenues	$103,329	$85,018	$75,899
Tenant expense reimbursements	29,155	23,400	19,996

Total revenues	132,484	108,418	95,895

COSTS AND EXPENSES
Property operating expenses	35,874	30,325	26,655
Depreciation and amortization	37,870	34,399	36,026
General and administrative	19,681	19,319	14,846
Acquisition costs	10	3,129	4,713

Total costs and expenses	93,435	87,172	82,240

OTHER INCOME (EXPENSE)
Interest and other income	169	24	18
Interest expense, including amortization	(16,777)	(13,053)	(9,639)
Loss on extinguishment of debt	—	(239)	—
Gain on sales of real estate investments	30,654	7,140	10,567

Total other income and expenses	14,046	(6,128)	946

Net income	53,095	15,118	14,601
Redemption of preferred stock	(1,767)	—	—
Preferred stock dividends	(1,961)	(3,565)	(3,565)

Net income, net of redemption of preferred stock and preferred stock dividends	49,367	11,553	11,036
Allocation to participating securities	(352)	(95)	(78)

Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	$49,015	$11,458	$10,958

EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	$0.95	$0.26	$0.26

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	51,357,719	44,725,936	42,861,276

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net income	$53,095	$15,118	$14,601
Other comprehensive income (loss): cash flow hedge adjustment	(148)	(102)	(649)

Comprehensive income	$52,947	$15,016	$13,952

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Equity

(in thousands – except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
		Number of Shares	Amount
Balance as of December 31, 2014	$46,000	42,869,463	$428	$700,755	$—	$(147)	$747,036
Net income	—	—	—	—	14,601	—	14,601
Issuance of common stock, net of issuance costs of $69	—	153,044	2	3,051	—	—	3,053
Repurchase of common stock	—	(20,322)	—	(512)	—	—	(512)
Issuance of restricted stock	—	308,087	—	—	—	—	—
Stock-based compensation	—	—	—	1,600	—	—	1,600
Common stock dividends	—	—	—	(17,446)	(11,036)	—	(28,482)
Preferred stock dividends	—	—	—	—	(3,565)	—	(3,565)
Other comprehensive loss	—	—	—	—	—	(649)	(649)

Balance as of December 31, 2015	46,000	43,310,272	430	687,448	—	(796)	733,082
Net income	—	—	—	—	15,118	—	15,118
Issuance of common stock, net of issuance costs of $2,813	—	4,139,224	44	101,417	—	—	101,461
Repurchase of common stock	—	(67,928)	—	(1,551)	—	—	(1,551)
Issuance of restricted stock	—	32,797	—	—	—	—	—
Stock-based compensation	—	—	—	2,231	—	—	2,231
Common stock dividends	—	—	—	(23,316)	(11,553)	—	(34,869)
Preferred stock dividends	—	—	—	—	(3,565)	—	(3,565)
Other comprehensive loss	—	—	—	—	—	(102)	(102)

Balance as of December 31, 2016	46,000	47,414,365	474	766,229	$—	$(898)	811,805
Net income	—	—	—	—	53,095	—	53,095
Issuance of common stock, net of issuance costs of $4,202	—	8,066,150	79	256,645	—	—	256,724
Repurchase of common stock	—	(144,025)	—	(3,436)	—	—	(3,436)
Redemption of preferred stock	(46,000)	—	—	1,729	(1,767)	—	(46,038)
Issuance of restricted stock	—	32,247	—	—	—	—	—
Stock-based compensation	—	—	—	2,017	—	—	2,017
Common stock dividends	—	—	—	—	(44,564)	—	(44,564)
Preferred stock dividends	—	—	—	—	(1,961)	—	(1,961)
Other comprehensive loss	—	—	—	—	—	(148)	(148)

Balance as of December 31, 2017	$—	55,368,737	$553	$1,023,184	$4,803	$(1,046)	$1,027,494

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,095	$15,118	$14,601
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(3,657)	(4,740)	(3,889)
Amortization of lease intangibles	(2,161)	(1,338)	(1,925)
Depreciation and amortization	37,870	34,399	36,026
Loss on extinguishment of debt	—	239	—
Gain on sales of real estate investments	(30,654)	(7,140)	(10,567)
Deferred financing cost and mortgage premium amortization	1,193	766	393
Stock-based compensation	8,732	9,444	6,081
Changes in assets and liabilities
Other assets	584	(3,174)	(1,252)
Accounts payable and other liabilities	4,496	5,667	2,600

Net cash provided by operating activities	69,498	49,241	42,068
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(297,109)	(128,495)	(262,979)
Proceeds from sales of real estate investments, net	75,396	21,379	23,671
Additions to construction in progress	—	(15,577)	(1,510)
Additions to buildings, improvements and leasing costs	(27,405)	(26,936)	(18,846)

Net cash used in investing activities	(249,118)	(149,629)	(259,664)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	255,295	101,432	3,122
Issuance costs on issuance of common stock	(3,764)	(1,506)	(46)
Repurchase of common stock	(3,436)	(1,551)	(512)
Repurchase of preferred stock	(46,000)	—	—
Purchase of derivative instrument	—	—	(343)
Borrowings on credit facility	93,000	95,500	—
Payments on credit facility	(144,500)	(44,000)	—
Payments on term loans payable	—	(50,000)	—
Borrowings on senior unsecured notes	100,000	50,000	100,000
Payments on mortgage loans payable	(1,916)	(16,871)	(24,844)
Payment of deferred financing costs	(872)	(2,499)	(1,127)
Dividends paid to common stockholders	(41,866)	(33,182)	(27,545)
Dividends paid to preferred stockholders	(1,999)	(3,565)	(3,565)

Net cash provided by financing activities	203,942	93,758	45,140
Net increase (decrease) in cash and cash equivalents and restricted cash	24,322	(6,630)	(172,456)
Cash and cash equivalents and restricted cash at beginning of year	18,478	25,108	197,564

Cash and cash equivalents and restricted cash at end of year	$42,800	$18,478	$25,108

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$13,839	$11,888	$8,382
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$6,996	$7,955	$5,195
Redemption of preferred stock	1,729	—	—
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$319,666	$130,944	$271,293
Assumption of mortgage loans payable	—	—	(4,796)
Mortgage premiums	—	—	(60)
Assumption of other assets and liabilities	(22,557)	(2,449)	(3,458)

Net cash paid for property acquisitions	$297,109	$128,495	$262,979

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Notes to Consolidated Financial Statements

Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties and improved land parcels disclosed in these notes to the consolidated financial statements are unaudited. As of December 31, 2017, the Company owned 196 buildings aggregating approximately 13.0 million square feet and ten improved land parcels consisting of approximately 47.9 acres.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded during the years ended December 31, 2017, 2016 or 2015.

Property Acquisitions Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not considered a business. To be a business, the set of acquired activities and assets must include inputs and one or more substantive processes that together contribute to the ability to create outputs. The Company has determined that its real estate property acquisitions will generally be accounted for as asset acquisitions under the clarified definition. Prior to January 1, 2017 the Company generally accounted for property acquisitions as business combinations, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Upon acquisition of a property the Company estimates the fair value of acquired tangible assets (consisting generally of land, buildings and improvements) and intangible assets and liabilities (consisting generally of the above and below-market leases and the origination value of all in-place leases). The Company determines fair values using Level 3 inputs such as replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition. Acquisition-related costs associated with asset acquisitions are capitalized to individual tangible and intangible assets and liabilities assumed on a relative fair value basis and acquisition-related costs associated with business combinations are expensed as incurred. As a result of the adoption of this standard, the Company capitalized $5.5 million in acquisition costs in 2017.

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $2.2 million, $1.3 million and $1.9 million, respectively, for the years ended 2017, 2016 and 2015. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of December 31, 2017 is 9.3 years. As of December 31, 2017 and 2016, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	December 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$71,502	$(45,885)	$25,617	$58,112	$(37,664)	$20,448
Above-market leases	4,527	(3,695)	832	4,468	(3,319)	1,149
Below-market leases	(30,386)	8,025	(22,361)	(9,133)	5,648	(3,485)

Total	$45,643	$(41,555)	$4,088	$53,447	$(35,335)	$18,112

Projected net amortization of the intangible assets and liabilities for the next five years and thereafter as of December 31, 2017 is as follows (dollars in thousands):

2018	$5,218
2019	3,399
2020	2,129
2021	1,446
2022	733
Thereafter	(8,837)

Total	$4,088

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

The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows:

	For the Year Ended December 31,
	2017	2016	2015
Beginning
Cash and cash equivalents at beginning of year	$14,208	$22,450	190,601
Restricted cash	4,270	2,658	6,963

Cash and cash equivalents and restricted cash	18,478	25,108	197,564
Ending
Cash and cash equivalents at end of year	35,710	14,208	22,450
Restricted cash	7,090	4,270	2,658

Cash and cash equivalents and restricted cash	42,800	18,478	25,108

Net increase (decrease) in cash and cash equivalents and restricted cash	$24,322	$(6,630)	(172,456)

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

As of December 31, 2017 and 2016, approximately $23.0 million and $21.6 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.1 million and $0.4 million as of December 31, 2017 and 2016, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $5.7 million and $4.5 million as of December 31, 2017 and 2016, respectively.

Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 2017 and 2016, the mortgage premiums were fully amortized.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of December 31, 2017 and 2016, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses, which may result in the Company having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. As of December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the TCJA and continues to account for those items based on its existing accounting under ASC 740. The Company is currently assessing the impact of these changes on its consolidated financial statements and notes to its consolidated financial statements.

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

As of December 31, 2017, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019, and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2017 and 2016, the fair value of the interest rate caps was approximately $30,000 and $0.3 million, respectively.

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

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which created ASC Topic 606, Revenue from Contracts with Customers, which is their final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The effective date of ASU 2014-09 was deferred by the issuance of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, by one year to make the guidance of ASU 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016. The Company will adopt the guidance effective January 1, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: (1) identifying performance obligations and (2) the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in ASU 2015-14. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which make additional narrow scope amendments to Topic 606 including loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts. The FASB allows two adoption methods under ASU 2014-09. Under one method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules (“modified retrospective method”). The Company will adopt these updates beginning with the first quarter of its fiscal year 2018 and anticipates doing so using the modified retrospective method. The Company has completed the process to evaluate the impact of the adoption of ASU 2014-09 on historical contracts and other arrangements, including identifying potential differences that will result from applying the requirements of the new guidance. As a result of the review of revenue arrangements, the Company does not anticipate that the adoption will have a material impact on its financial position or results of operations, particularly as it relates to the amount and timing of historical real estate sales contracts and associated gain recognitions. The Company has also drafted revised accounting policies affected by the standard, assessed the redesign of internal controls, as well as evaluated the expanded disclosure requirements. The Company is also continuing to assess the potential effects that this new standard is expected to have on its consolidated financial statements as it relates to its leasing arrangements with its tenants and in concert with its assessment and anticipated adoption of the new leasing guidance under ASU 2016-02, Leases (see below). The Company does not expect that this change will have a material effect on its financial position or results of operations. The Company continues to evaluate other areas of the standard and is currently assessing the impact on its consolidated financial statements and notes to its consolidated financial statements and cannot reasonably estimate quantitative information related to the impact of the new standard on its consolidated financial statements at this time.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the impact of adopting ASU 2016-15 on its consolidated financial statements and notes to its consolidated financial statements, but does not expect the adoption of ASU 2016-15 to have a material impact.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The Company elected to early adopt the provisions of ASU 2016-18 as of March 31, 2017, and has revised its consolidated statements of cash flows for the years ended December 31, 2016 and 2015 to reflect amounts described as restricted cash and restricted cash equivalents included with cash and cash equivalents in the reconciliation of beginning of year and end of year total amounts shown on the consolidated statements of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. A reconciliation of cash and cash equivalents and restricted cash as presented on the consolidated balance sheets to the consolidated statements of cash flows is included in the significant accounting policies above.

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

As of December 31, 2017, the Company owned 55 buildings aggregating approximately 3.1 million square feet and four improved land parcels consisting of approximately 23.3 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 25.6% of its annualized base rent, and 35 buildings aggregating approximately 2.6 million square feet and three land parcels consisting of approximately 8.0 acres located in Los Angeles, which accounted for a combined percentage of approximately 18.5% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of December 31, 2017, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than 10% of its rental revenues for the years ended December 31, 2017, 2016 and 2015.

Note 4. Investments in Real Estate

During the year ended December 31, 2017, the Company acquired 35 industrial buildings containing approximately 1.7 million square feet and five improved land parcels containing approximately 25.2 acres. The total aggregate initial investment, including acquisition costs, was approximately $319.7 million, of which $211.2 million was recorded to land, $92.6 million to buildings and improvements, $15.9 million to intangible assets and $21.5 million to intangible liabilities.

The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2017:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]
Acacia	Compton, CA	January 25, 2017	1	45,776	$7,103
637 S. Lucile	Seattle, WA	February 3, 2017	1	45,320	7,750
Lynwood [2]	Lynwood, CA	April 20, 2017	3	477,153	31,378
West Side Ave	North Bergen, NJ	April 20, 2017	1	126,491	14,000
Hanford	Seattle, WA	April 21, 2017	1	34,983	5,940
2920 V Street	Washington, D.C.	May 10, 2017	1	21,666	3,727
Avenue A	Carlstadt, NJ	May 10, 2017	4	32,676	12,000
South Main III	Gardena, CA	June 2, 2017	1	114,061	24,700
Frelinghuysen [3]	Newark, NJ	June 29, 2017	—	—	16,250
Stockton [4]	Newark, NJ	June 30, 2017	—	—	13,200
Telegraph	Santa Fe Springs, CA	July 6, 2017	2	86,814	14,930
Dawson	Seattle, WA	July 7, 2017	1	13,176	4,000
Walnut	Compton, CA	July 21, 2017	1	57,520	9,352
NW 70th IV	Miami, FL	August 4, 2017	1	15,965	2,515
Kero Road [5]	Carlstadt, NJ	September 1, 2017	2	43,407	13,500
Hotchkiss	Fremont, CA	September 28, 2017	1	40,830	7,275
104th St	Los Angeles, CA	October 19, 2017	1	20,055	4,750
NW 94th Ave	Doral, FL	October 23, 2017	1	38,430	6,759
NW 70th V [6]	Miami, FL	October 30, 2017	1	59,400	8,400
2315 E Dominguez [7]	Los Angeles, CA	November 30, 2017	—	—	12,860
1855 W 139th St	Carson, CA	December 15, 2017	2	230,891	37,550
Hawthorne	Hawthorne, CA	December 19, 2017	8	152,025	27,600
New Dutch	Fairfield, NJ	December 20, 2017	1	50,400	7,200

Total			35	1,707,039	$292,739

[1]	Excludes intangible liabilities and assumed mortgage premiums, if any. The total aggregate investment was approximately $319.7 million, including $5.5 million in closing costs and acquisition costs.
[2]	Includes approximately one million square feet of land, which is 100% ground leased on a long-term basis to two tenants, and contains two industrial distribution buildings and one rail transshipment facility.
[3]	Represents an improved land parcel containing approximately 10.6 acres.
[4]	Represents an improved land parcel containing approximately 7.2 acres.
[5]	Also includes an improved land parcel containing approximately 1.1 acres.

[6]	Also includes an improved land parcel containing approximately 0.9 acres.
[7]	Represents an improved land parcel containing approximately 5.4 acres.

The Company recorded revenues and net income for the year ended December 31, 2017 of approximately $7.3 million and $3.0 million, respectively, related to the 2017 acquisitions.

During year ended December 31, 2016, the Company acquired 19 industrial buildings containing approximately 853,000 square feet and two improved land parcels containing approximately 17.9 acres. The total aggregate initial investment was approximately $130.9 million, of which $65.9 million was recorded to land, $55.6 million to buildings and improvements, $9.4 million to intangible assets and $1.6 million to intangible liabilities.

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

During 2016, the Company completed redevelopment of its South Main property in Carson, California. The Company demolished three buildings totaling approximately 186,000 square feet and constructed a new front-

load industrial distribution building containing approximately 210,000 square feet and renovated an existing approximately 34,000 square foot office building. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0, $0.6 million and $0.3 million, respectively, during the years ended December 31, 2017, 2016 and 2015. The redevelopment cost was approximately $17.8 million for a total investment of approximately $39.3 million, excluding approximately $2.3 million of intangible liabilities.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the years ended December 31, 2017 and 2016 as if all of the Company’s acquisitions during the year ended December 31, 2017 occurred on January 1, 2016. The following pro forma results for the years ended December 31, 2017 and 2016 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2016, or of future results of operations (dollars in thousands, except per share data).

	For the Year Ended December 31,
	2017	2016
	(Unaudited)
Total revenues	$142,495	$125,705
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	52,962	18,416
Basic and diluted net income available to common stockholders per share, net of redemption of preferred stock and preferred stock dividends	$1.03	$0.41

Note 5. Held for Sale/Disposed Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of December 31, 2017, the Company did not have any properties held for sale.

During the year ended December 31, 2017 the Company sold one property located in the Los Angeles market for a sales price of approximately $25.3 million, resulting in a gain of approximately $10.1 million, and three properties in the Washington, D.C. market for an aggregate sales price of approximately $52.0 million, resulting in an aggregate gain of approximately $20.5 million. During the year ended December 31, 2016 the Company sold one property located in the San Francisco Bay Area market for a sales price of approximately $8.2 million, resulting in a gain of approximately $2.7 million, one property in the Washington, D.C. market for a sales price of approximately $8.2 million, resulting in a gain of approximately $2.5 million and one property located in the Miami market for a sales price of approximately $6.1 million, resulting in a gain of approximately $1.9 million.

Note 6. Debt

On July 14, 2017, the Company issued in a private placement $100.0 million of senior unsecured notes with a seven-year term that bear interest at a fixed annual interest rate of 3.75% and mature in July 2024 (the “July 2024 Senior Unsecured Notes”). Net proceeds from the issuance were used to redeem all 1,840,000 outstanding shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), to repay the outstanding borrowings on the Company’s revolving credit facility, and for property acquisitions. As of December 31, 2017, the Company also had $50.0 million of senior unsecured notes that mature in September 2022, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 (collectively, with the July 2024 Senior Unsecured Notes, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $200.0 million unsecured revolving credit facility that matures to August 2020, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of December 31, 2017 and 2016, there was $0 and $51.5 million, respectively, of borrowings outstanding on the revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on the term loans. As of both December 31, 2017 and 2016, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. See “Note 8-Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million of term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% at December 31, 2017) for the revolving credit facility and 1.30% to 1.85% (1.30% at December 31, 2017) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of December 31, 2017 and 2016.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2019 and 2021. As of December 31, 2017, the Company had three mortgage loans payable, net of deferred financing costs, totaling approximately $64.8 million, which bear interest at a weighted average fixed annual rate of 4.0%. As of December 31, 2016, the Company had four mortgage loans payable, net of deferred financing costs, totaling approximately $66.6 million, which bore interest at a weighted average fixed annual interest rate of 4.0%. As of December 31, 2017 and 2016, the total gross book value of the properties securing the debt was approximately $153.7 million and $163.1 million, respectively.

The scheduled principal payments of the Company’s debt as of December 31, 2017 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2018	$—	$—	$—	$1,910	$1,910
2019	—	—	—	18,805	18,805
2020	—	—	—	33,077	33,077
2021	—	50,000	—	11,271	61,271
2022	—	100,000	50,000	—	150,000
Thereafter	—	—	200,000	—	200,000

Subtotal	—	150,000	250,000	65,063	465,063
Unamortized net premiums	—	—	—	—	—

Total Debt	—	150,000	250,000	65,063	465,063
Deferred financing costs, net	—	(1,103)	(2,045)	(232)	(3,380)

Total Debt, net	$—	$148,897	$247,955	$64,831	$461,683

Weighted Average Interest Rate	n/a	2.5%	4.1%	4.0%	3.6%

Note 7. Leasing

The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of December 31, 2017. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2018	$103,924
2019	91,512
2020	79,283
2021	65,128
2022	49,378
Thereafter	130,454

Total	$519,679

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

As of December 31, 2017 and 2016, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019 and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company is required to make certain monthly variable rate payments on the term loans, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.

The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

	Effective Date	Maturity Date	Interest Rate Strike	Fair Value		Notional Amount
				December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Derivative Instrument
Assets:
Interest Rate Cap	12/1/2014	5/1/2021	4.0%	$26	$204	$50,000	$50,000
Interest Rate Cap	9/1/2015	4/1/2019	4.0%	1	14	50,000	50,000
Interest Rate Cap	9/1/2015	2/3/2020	4.0%	3	63	50,000	50,000

Total				$30	$281	$150,000	$150,000

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

The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$103	$—	$—
Amount of gain reclassified from AOCI into interest expense (effective portion)	$103	$—	$—

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

Recurring Measurements – Interest Rate Contracts

Fair Value of Interest Rate Caps

Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of December 31, 2017 and 2016, the Company applied the provisions of this standard to the valuation of its interest rate caps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2017 and 2016 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate caps at:
December 31, 2017	$30	$—	$30	$—
December 31, 2016	$281	$—	$281	$—

Financial Instruments Disclosed at Fair Value

As of December 31, 2017 and 2016, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.

The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of December 31, 2017 and 2016 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
December 31, 2017	$459,048	$—	$459,048	$—	$461,683
December 31, 2016	$417,219	$—	$417,219	$—	$415,327

Note 10. Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$200 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $200.0 million in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $200 Million ATM Program, the Company had a $150.0 million ATM program (the “$150 Million ATM Program”), which was fully utilized as of June 30, 2017, and a $100.0 million ATM program (the “$100 Million ATM Program”), which was fully utilized as of December 31, 2016. Actual sales under the $200 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the $200 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Facility. During the year ended December 31, 2017, the Company issued an aggregate of 7,859,929 shares of common stock at a weighted average offering price of $32.48 per share under the $200 Million ATM Program and the $150 Million ATM Program, resulting in net proceeds of approximately $251.6 million and paying total compensation to the applicable sales agents of approximately $3.7 million. During the year ended December 31, 2016, the Company issued an aggregate of 3,991,830 shares of common stock at a weighted average offering price of $25.39 per share under the $100 Million ATM Program, resulting in net proceeds of approximately $99.9 million and paying total compensation to the applicable sales agents of approximately $1.5 million. As of December 31, 2017 and 2016, the Company had shares of common stock having an aggregate offering price of up to $90.1 million available for issuance under the $200 Million ATM Program and $145.5 million available for issuance under the $150 Million ATM Program, respectively.

The Company has a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its outstanding common stock from time to time through December 31, 2018. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2017 the Company has not repurchased any shares of stock pursuant to its share repurchase authorization.

In connection with the annual meeting of stockholders on May 2, 2017, the Company granted a total of 10,988 shares of unrestricted common stock to its independent directors under the Company’s Amended and Restated 2010 Equity Incentive Plan with a grant date fair value per share of $30.95. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.3 million in compensation costs for the year ended December 31, 2017 related to this issuance.

As of December 31, 2017 and 2016, respectively, 0 and 1,840,000 shares of Series A Preferred Stock were issued and outstanding.

On July 19, 2017, the Company redeemed all 1,840,000 outstanding shares of the Series A Preferred Stock for cash at a redemption price of $25.00 per share, plus an amount per share of $0.096875 representing all accrued and unpaid dividends per share from July 1, 2017 to, but excluding, July 19, 2017. The Company recognized a charge of approximately $1.8 million during the year ended December 31, 2017 representing the write-off of original issuance costs related to the redemption of the Series A Preferred Stock.

As of December 31, 2017, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Company’s Amended and Restated 2010 Equity Incentive Plan (the “Plan”), of which 595,024 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2017 ranged from $14.20 to $26.52. The fair value of the restricted stock that was granted during the year ended December 31, 2017 was approximately $0.9 million and the vesting period for the restricted stock is five years. As of December 31, 2017, the Company had approximately $4.7 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 2.8 years. The Company recognized compensation costs of approximately $1.7 million, $1.9 million and $1.3 million, respectively, for the years ended December 31, 2017, 2016 and 2015 related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the years ended December 31, 2017, 2016 and 2015.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2014	156,488	$17.45
Granted	308,087	20.97
Forfeited	(20,322)	17.33
Vested	(40,785)	18.13

Non-vested shares outstanding as of December 31, 2015	403,468	20.08
Granted	32,797	21.50
Forfeited	(16,489)	17.53
Vested	(24,495)	17.26

Non-vested shares outstanding as of December 31, 2016	395,281	20.48
Granted	32,247	26.52
Forfeited	(50,008)	21.60
Vested	(20,337)	18.06

Non-vested shares outstanding as of December 31, 2017	357,183	$21.01

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2016:

Non-vested Shares Vesting Schedule	Number of Shares
2018	27,168
2019	18,966
2020	298,028
2021	8,350
2022	4,671
Thereafter	—

Total Non-vested Shares	357,183

Long-Term Incentive Plan:

As of December 31, 2017, there are three open performance measurement periods for the Performance Share awards: January 1, 2015 to December 31, 2017, January 1, 2016 to December 31, 2018 and January 1, 2017 to December 31, 2019. During the year ended December 31, 2017, the Company issued 195,233 shares of common stock at a price of $28.84 per share related to the Performance Share awards for the performance period from January 1, 2014 to December 31, 2016. The Company recorded compensation expense of approximately $6.7 million, $7.3 million and $4.5 million, respectively, for the years ended December 31, 2017, 2016 and 2015, related to the Performance Share awards. As of December 31, 2017, 2016 and 2015 approximately $11.8 million, $10.7 million, and $6.4 million respectively, of compensation costs related to the Performance Share awards were accrued.

The following table summarizes certain information with respect to the Performance Share awards (dollars in thousands):

	Fair Value	Accrual	Expense
			For the Year Ended December 31,
Performance Share Period	December 31, 2017	December 31, 2017	2017	2016	2015
January 1, 2017 — December 31, 2019	$4,596	$1,532	$1,532	$—	$—
January 1, 2016 — December 31, 2018	5,175	3,452	2,189	1,262	—
January 1, 2015 — December 31, 2017 [1]	6,840	6,840	2,994	2,589	1,257
January 1, 2014 — December 31, 2016	—	—	—	3,471	1,463
January 1, 2013 — December 31, 2015	—	—	—	—	1,761

Total	$16,611	$11,824	$6,715	$7,322	$4,481

[1]	Subsequent to December 31, 2017, the compensation committee determined that approximately $6.8 million was earned under the Long-Term Incentive Plan with respect to the performance period that ended on December 31, 2017 and a total of 195,963 shares of common stock were issued to the executives.

Dividends:

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2017 and 2016:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2017	Common stock	$0.200000	February 7, 2017	March 28, 2017	April 12, 2017
March 31, 2017	Preferred stock	$0.484375	February 7, 2017	March 10, 2017	March 31, 2017
June 30, 2017	Common stock	$0.200000	May 2, 2017	July 7, 2017	July 21, 2017
June 30, 2017	Preferred stock	$0.484375	May 2, 2017	June 9, 2017	June 30, 2017
September 30, 2017	Common stock	$0.220000	August 1, 2017	October 6, 2017	October 21, 2017
December 31, 2017	Common stock	$0.220000	October 31, 2017	December 29, 2017	January 12, 2018

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2016	Common stock	$0.180000	February 9, 2016	March 28, 2016	April 12, 2016
March 31, 2016	Preferred stock	$0.484375	February 9, 2016	March 10, 2016	March 31, 2016
June 30, 2016	Common stock	$0.180000	May 3, 2016	July 7, 2016	July 21, 2016
June 30, 2016	Preferred stock	$0.484375	May 3, 2016	June 10, 2016	June 30, 2016
September 30, 2016	Common stock	$0.200000	July 26, 2016	October 7, 2016	October 21, 2016
September 30, 2016	Preferred stock	$0.484375	July 26, 2016	September 9, 2016	September 30, 2016
December 31, 2016	Common stock	$0.200000	November 1, 2016	December 30, 2016	January 13, 2017
December 31, 2016	Preferred stock	$0.484375	November 1, 2016	December 9, 2016	December 30, 2016

On July 19, 2017, the Company redeemed all 1,840,000 outstanding shares of the Series A Preferred Stock for cash at a redemption price of $25.00 per share, plus an amount per share of $0.096875 representing all accrued and unpaid dividends per share from July 1, 2017 to, but excluding, July 19, 2017.

Note 11. Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the years ended December 31, 2017, 2016 and 2015.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 357,183, 398,475 and 242,402 of weighted average unvested restricted shares outstanding for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 12. Quarterly Results of Operations – Unaudited

The following tables summarize the Company’s quarterly financial information.

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Total revenues	$31,441	$32,778	$33,640	$34,625
Total costs and expenses	(21,911)	(23,568)	(23,659)	(24,297)
Total other income and (expenses)	(3,731)	6,317	10,952	508
Net income	5,799	15,527	20,933	10,836
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	$4,874	$14,529	$18,852	$10,761

Earnings per Common Share – Basic and Diluted:
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends [1]	$0.10	$0.29	$0.36	$0.20

Basic and Diluted Weighted Average Common Shares Outstanding	47,645,321	50,325,668	52,804,611	54,563,353

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Total revenues	$25,657	$25,817	$27,104	$29,840
Total costs and expenses	(20,415)	(19,964)	(22,422)	(24,371)
Total other income and (expenses)	2,191	(3,070)	(1,612)	(3,637)
Net income	7,433	2,783	3,070	1,832
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	$6,484	$1,877	$2,161	$936

Earnings per Common Share – Basic and Diluted:
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends [1]	$0.15	$0.04	$0.05	$0.02

Basic and Diluted Weighted Average Common Shares Outstanding	42,995,106	43,839,910	45,762,761	46,277,521

[1]	The above quarterly income per share calculations are based on the weighted average number of common shares outstanding during each quarter. The income per share calculation for the years ended December 31, 2017 and 2016 in the consolidated statements of operations is based on the weighted average number of common shares outstanding for the years ended December 31, 2017 and 2016. The sum of the quarterly financial data may vary from the years ended December 31, 2017 and 2016 data due to rounding.

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

The Company utilizes local third-party property managers for day-to-day property management and will rely on these third parties to operate its industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify the Company of any environmental contaminations or similar issues.

As a result, the Company may become subject to material environmental liabilities of which it is unaware. The Company can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on it, or (2) the environmental condition of the Company’s industrial properties will not be affected by the condition of the properties in the vicinity of its industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company. The Company was not aware of any significant or material exposures as of December 31, 2017 or 2016.

General Uninsured Losses. The Company carries property and rental loss, liability and terrorism insurance. The Company believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, the Company’s properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, the Company has obtained, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property. The Company was not aware of any significant or material exposures as of December 31, 2017 and 2016.

Contractual Commitments. As of February 7, 2018, the Company had three outstanding contracts with third-party sellers to acquire three industrial properties consisting of approximately 526,000 square feet. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	—	$—
Northern New Jersey/New York City	1	83,294	25,170	—
San Francisco Bay Area	—	—	—	—
Seattle	2	442,720	67,410	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—

Total	3	526,014	$92,580	$—

As of February 7, 2018, the Company has two outstanding contracts with third-party purchasers to sell two properties consisting of three buildings for an aggregate sales price of approximately $39.3 million (aggregate net book value of approximately $29.4 million). There is no assurance the Company will sell the properties under contract because the proposed dispositions are subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

Note 14. Subsequent Events

On January 31, 2018, the Company acquired one industrial building located in Torrance, CA containing approximately 100,000 square feet for a total purchase price of approximately $17.5 million. The property was acquired from an unrelated third-party using existing cash on hand.

On February 6, 2018, the Company’s board of directors declared a cash dividend in the amount of $0.22 per share of its common stock payable on April 12, 2018 to the stockholders of record as of the close of business on March 28, 2018.

Terreno Realty Corporation

Schedule III

Real Estate Investments and Accumulated Depreciation

As of December 31, 2017

(in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2017
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Los Angeles
104th Street	1	Los Angeles, CA	$—	$3,701	$976	$—	$3,701	$976	$4,677	$5	2017	1951
139th Street	2	Carson, CA	—	21,236	15,783	—	21,236	15,783	37,019	17	2017	1965/2003
630 Glasgow	1	Inglewood, CA	2,165	2,245	1,855	385	2,245	2,240	4,485	501	2011	1988
747 Glasgow	1	Inglewood, CA	—	1,759	1,555	205	1,759	1,760	3,519	216	2014	1981
1215 Walnut	1	Compton, CA	—	6,130	2,522	10	6,130	2,532	8,662	32	2017	1969/1990
14605 Miller Ave	1	Fontana, CA	—	8,695	12,945	8	8,695	12,953	21,648	1,042	2014	1990
14611 Broadway	1	Gardena, CA	—	4,757	1,243	974	4,757	2,217	6,974	597	2013	1962
19601 Hamilton	1	Torrance, CA	—	7,409	4,072	671	7,409	4,743	12,152	734	2011	1985
709 Hindry	1	Inglewood, CA	—	2,105	2,972	32	2,105	3,004	5,109	104	2016	1984
Acacia	1	Compton, CA	—	5,143	1,985	625	5,143	2,610	7,753	120	2017	1972
California	1	Corona, CA	—	3,225	4,416	464	3,225	4,880	8,105	474	2014	1994
Dominguez	—	Los Angeles, CA	—	11,370	1,535	—	11,370	1,535	12,905	8	2017	—
Garfield	5	Commerce, CA	22,723	27,539	22,694	3,347	27,539	26,041	53,580	5,127	2012	2002
Hawthorne	8	Hawthorne, CA	—	17,226	10,069	—	17,226	10,069	27,295	11	2017	1952/1986
Las Hermanas	1	Compton, CA	—	3,330	751	208	3,330	959	4,289	148	2014	1970
Lynwood	3	Lynwood, CA	—	43,885	—	—	43,885	—	43,885	—	2017	1988
Manhattan Beach	1	Redondo Beach, CA	—	7,874	5,641	340	7,874	5,981	13,855	906	2012	1963/1970
South Main	2	Carson, CA	—	16,371	7,045	17,028	16,371	24,073	40,444	4,932	2012/2014	2016
South Main III	1	Gardena, CA	—	11,521	12,467	—	11,521	12,467	23,988	181	2017	2016
Telegraph Springs	2	Santa Fe Springs, CA	—	7,063	7,236	62	7,063	7,298	14,361	87	2017	2007
Northern New Jersey/ New York City
1 Dodge Drive	1	West Caldwell, NJ	—	3,819	2,982	1,439	3,819	4,421	8,240	901	2013	1985
17 Madison	1	Fairfield, NJ	—	974	1,647	468	974	2,115	3,089	370	2013	1979
20 Pulaski	1	Bayonne, NJ	—	4,003	4,946	1,134	4,003	6,080	10,083	742	2014	1965
22 Madison	1	Fairfield, NJ	—	1,365	1,607	104	1,365	1,711	3,076	112	2015	1979
50 Kero	2	Carlstadt, NJ	—	10,343	3,876	141	10,343	4,017	14,360	43	2017	1970
74th North Bergen	1	North Bergen, NJ	—	2,933	1,817	353	2,933	2,170	5,103	71	2016	1973
341 Michele	1	Carlstadt, NJ	—	2,372	4,798	485	2,372	5,283	7,655	628	2013	1973
422 Frelinghuysen	—	Newark, NJ	—	16,728	—	629	16,728	629	17,357	—	2017	—
465 Meadow	1	Carlstadt, NJ	—	713	1,618	229	713	1,847	2,560	223	2013	1972

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2017
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
550 Delancy	1	Newark, NJ	—	9,230	4,855	1,053	9,230	5,908	15,138	656	2013	1987
620 Division	1	Elizabeth, NJ	5,910	6,491	3,568	2,995	6,491	6,563	13,054	1,983	2011	1980
7777 West Side	1	North Bergen, NJ	—	4,525	8,856	—	4,525	8,856	13,381	161	2017	1967
900 Hart	1	Piscataway, NJ	—	3,202	3,866	887	3,202	4,753	7,955	620	2014	1983
901 North	—	Elizabeth, NJ	—	8,035	913	822	8,035	1,735	9,770	145	2016	2016
Avenue A	4	Carlstadt, NJ	—	7,516	4,660	262	7,516	4,922	12,438	102	2017	1951/1957
Belleville	1	Kearny, NJ	12,570	12,845	18,041	1,323	12,845	19,364	32,209	3,174	2011	2006
Dell	1	Carlstadt, NJ	—	6,641	771	170	6,641	941	7,582	150	2011	1972
Ethel	2	Piscataway, NJ	—	2,748	3,801	1,217	2,748	5,018	7,766	743	2013	1981/1984
Interstate	2	South Brunswick, NJ	—	13,686	12,135	10,286	13,686	22,421	36,107	3,796	2010/2013	1999/2014
JFK Airgate	4	Queens, NY	—	18,282	32,933	3,893	18,282	36,826	55,108	4,383	2013	1986/1991
Manor	1	East Rutherford, NJ	—	4,076	5,262	1,685	4,076	6,947	11,023	411	2015	1968
Melanie Lane	3	East Hanover, NJ	—	5,931	13,178	1,894	5,931	15,072	21,003	2,059	2013	1980/1998
Middlebrook	18	Bound Brook, NJ	—	16,442	10,241	10,254	16,442	20,495	36,937	5,696	2010	1958/1976
New Dutch	1	Fairfield, NJ	—	4,773	2,004	—	4,773	2,004	6,777	3	2017	1976
Paterson Plank	1	Carlstadt, NJ	—	4,127	455	118	4,127	573	4,700	21	2016	1998
Schoolhouse	1	Somerset, NJ	—	2,375	5,705	—	2,375	5,705	8,080	195	2016	2009
Stockton	—	Newark, NJ	—	12,327	1,282	222	12,327	1,504	13,831	45	2017	—
Terminal Way	2	Avenel, NJ	—	3,537	3,598	38	3,537	3,636	7,173	294	2014	1950/1968
Wilson	1	Newark, NJ	—	2,016	484	776	2,016	1,260	3,276	84	2016	1970
San Francisco Bay Area
238/242 Lawrence	2	South San Francisco, CA	—	6,674	2,655	1,111	6,674	3,766	10,440	1,014	2010	1986
240 Littlefield	1	South San Francisco, CA	—	5,107	3,293	2,852	5,107	6,145	11,252	661	2013	2013
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	416	1,352	1,614	2,966	477	2010	1968
631 Brennan	1	San Jose, CA	—	1,932	2,245	503	1,932	2,748	4,680	535	2012	1975
Ahern	2	Union City, CA	3,124	3,246	2,749	665	3,246	3,414	6,660	854	2010	1986
Ahern II	1	Union City, CA	—	2,467	4,527	201	2,467	4,728	7,195	388	2015	1997
Burroughs	3	San Leandro, CA	—	5,400	7,092	659	5,400	7,751	13,151	770	2014	1966
Caribbean	3	Sunnyvale, CA	—	17,483	14,493	1,721	17,483	16,214	33,697	2,634	2012	1980/1981
Carlton Court	1	South San Francisco, CA	—	2,036	1,475	162	2,036	1,637	3,673	296	2012	1981
Clawiter	1	Hayward, CA	4,308	5,964	1,159	23	5,964	1,182	7,146	178	2011	1967
Hotchkiss	1	Fremont, CA	—	4,163	3,152	419	4,163	3,571	7,734	25	2017	1997
221 Michele	1	South San Francisco, CA	—	2,710	2,540	132	2,710	2,672	5,382	148	2016	1979
West 140th	2	San Leandro, CA	—	9,578	6,297	3,617	9,578	9,914	19,492	269	2016	1959
Central Pacific Business Park I	3	Union City, CA	—	8,468	14,165	678	8,468	14,843	23,311	1,297	2014	1989
Central Pacific Business Park II	4	Union City, CA	—	13,642	23,658	5,132	13,642	28,790	42,432	2,001	2015	2015

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2017
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Seattle
79 Ave South	1	Kent, WA	—	1,267	1,503	380	1,267	1,883	3,150	277	2014	2000
3401 Lind	1	Renton, WA	—	2,999	6,707	383	2,999	7,090	10,089	568	2014	1984/2012
4225 2nd Avenue	1	Seattle, WA	—	4,236	4,049	2,009	4,236	6,058	10,294	359	2015	1957
4930 3rd Avenue South	1	Seattle, WA	—	3,984	2,424	12	3,984	2,436	6,420	121	2016	1964
17600 West Valley Highway	1	Tukwila, WA	—	3,361	5,260	960	3,361	6,220	9,581	1,121	2012	1986
Auburn 1307	1	Auburn, WA	—	4,253	5,034	181	4,253	5,215	9,468	507	2014	2002
Dawson	1	Seattle, WA	—	3,902	278	—	3,902	278	4,180	4	2017	1964
Denver	1	Seattle, WA	—	3,203	1,345	480	3,203	1,825	5,028	71	2016	1953
Hanford	1	Seattle, WA	—	3,821	2,250	215	3,821	2,465	6,286	43	2017	1952
Kent 188	1	Kent, WA	4,757	3,251	4,719	1,248	3,251	5,967	9,218	1,337	2010	1979
Kent 190	1	Kent, WA	—	4,560	5,561	271	4,560	5,832	10,392	426	2015	1992/1999
Kent 202	1	Kent, WA	—	5,761	9,114	2,806	5,761	11,920	17,681	644	2015	1981
Kent 216	1	Kent, WA	—	3,672	5,408	299	3,672	5,707	9,379	693	2014	1996
Kent Corporate Park	4	Kent, WA	—	5,032	6,916	1,164	5,032	8,080	13,112	644	2015	1980/1981
Lucile	1	Seattle, WA	—	4,498	3,504	1,334	4,498	4,838	9,336	126	2017	1976
Lund	1	Auburn, WA	—	2,573	4,399	56	2,573	4,455	7,028	214	2016	1999
Olympic	1	Tukwila, WA	—	1,499	1,431	491	1,499	1,922	3,421	189	2015	1978
SeaTac 8th Avenue	1	Burien, WA	—	2,501	4,020	491	2,501	4,511	7,012	751	2013	1988
SW 34th	1	Renton, WA	—	2,912	3,289	478	2,912	3,767	6,679	360	2014	1996/2010
Valley Corporate	2	Kent, WA	7,713	5,264	9,096	1,279	5,264	10,375	15,639	1,745	2011	1987
Miami
10th Avenue	1	Hialeah, FL	—	6,376	2,624	2,884	6,376	5,508	11,884	1,648	2010	1957/2005
25th Street	1	Doral, FL	—	4,454	4,889	68	4,454	4,957	9,411	395	2015	1974
26th Street	2	Miami, FL	—	4,569	6,183	46	4,569	6,229	10,798	876	2012	1973
48th Avenue	2	Miami Gardens, FL	—	4,322	2,187	372	4,322	2,559	6,881	395	2011	1987
60th Avenue	1	Miami Lakes, FL	—	6,203	1,567	6,582	6,203	8,149	14,352	2,292	2010	1971/2011
70th Avenue	1	Miami, FL	—	1,434	2,333	198	1,434	2,531	3,965	440	2011	1999
70th Avenue II	1	Miami, FL	—	2,152	3,418	33	2,152	3,451	5,603	142	2016	1969
70th Avenue III	1	Miami, FL	—	2,543	3,167	—	2,543	3,167	5,710	91	2016	1974
70th Avenue IV	1	Miami, FL	—	1,119	1,456	—	1,119	1,456	2,575	14	2017	1969
70th Avenue V	1	Miami, FL	—	5,036	3,419	10	5,036	3,429	8,465	19	2017	1974
74th Avenue	1	Miami, FL	—	2,327	3,538	293	2,327	3,831	6,158	99	2016	1986
78th Avenue	1	Doral, FL	—	2,445	1,755	1,913	2,445	3,668	6,113	755	2012	1977
81st Street	2	Medley, FL	—	2,938	5,242	776	2,938	6,018	8,956	569	2015	1996/2003
94th Avenue	1	Doral, FL	—	3,000	3,580	40	3,000	3,620	6,620	19	2017	1989
107th Avenue	1	Medley, FL	1,793	2,787	2,036	491	2,787	2,527	5,314	392	2013	2001
101st Road	1	Medley, FL	—	2,647	3,258	161	2,647	3,419	6,066	467	2013	2012

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2017
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
131st Street	1	Medley, FL	—	2,903	5,729	430	2,903	6,159	9,062	568	2014	1999
12950 SW South River	1	Medley, FL	—	1,971	4,029	400	1,971	4,429	6,400	219	2016	2000
Americas Gateway	6	Doral, FL	—	11,152	11,721	2,174	11,152	13,895	25,047	2,044	2013	1978/1982
Miami International Trade Center	4	Medley, FL	—	5,063	10,958	654	5,063	11,612	16,675	799	2015	1996
Washington, D.C.
75th Ave	5	Landover, MD	—	10,658	18,615	2,931	10,658	21,546	32,204	1,944	2014	1987/1990
2920 V Street	1	Washington, D.C.	—	2,248	1,670	987	2,248	2,657	4,905	28	2017	1958
3601 Pennsy	1	Landover, MD	—	2,331	4,375	499	2,331	4,874	7,205	582	2013	1996
4230 Forbes	1	Lanham, MD	—	1,736	2,395	372	1,736	2,767	4,503	287	2013	2003
8215 Dorsey	1	Jessup, MD	—	2,263	3,200	765	2,263	3,965	6,228	407	2013	1965/1981
9070 Junction	1	Annapolis Junction, MD	—	3,538	6,670	2,638	3,538	9,308	12,846	1,004	2015	1997
Business Parkway	1	Lanham, MD	—	3,038	3,007	—	3,038	3,007	6,045	90	2016	2002
Hampton	1	Capitol Heights, MD	—	5,095	11,672	830	5,095	12,502	17,597	1,198	2014	2006
Hampton Overlook	3	Capitol Heights, MD	—	4,602	7,521	328	4,602	7,849	12,451	334	2016	1989/1990
Junction	1	Annapolis Junction, MD	—	2,526	10,419	236	2,526	10,655	13,181	873	2014	1989/2012
New Ridge	—	Hanover, MD	—	5,689	1,567	—	5,689	1,567	7,256	74	2016	—
Parkway	1	Hanover, MD	—	4,543	12,094	193	4,543	12,287	16,830	1,299	2014	1968/2012
Troy Hill	1	Elkridge, MD	—	1,409	5,033	60	1,409	5,093	6,502	812	2012	2003
V Street	6	Washington, D.C.	—	67,132	41,299	6,522	67,132	47,821	114,953	4,259	2015	1955/1963

Subtotal	196		65,063	759,659	667,292	133,950	759,659	801,242	1,560,901	90,234
Unamortized net premiums	—		—	—	—	—	—	—	—	—
Unamortized net deferred financing costs	—		(232)	—	—	—	—	—	—	—
Intangible assets	—		—	—	—	—	—	—	76,029	49,580

Total	196		$64,831	$759,659	$667,292	$133,950	$759,659	$801,242	$1,636,930	$139,814

Terreno Realty Corporation

Schedule III

Real Estate Investments and Accumulated Depreciation – (Continued)

As of December 31, 2017

(in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Investment in Properties
Balance at beginning of year	$1,343,038	$1,179,920
Acquisition of properties	319,666	130,944
Disposition of properties	(49,471)	(10,520)
Construction in progress	—	22,475
Properties held for sale	—	—
Improvements, net of write-offs	23,697	20,219

Balance at end of year	$1,636,930	$1,343,038

	2017	2016
Accumulated Depreciation
Balance at beginning of year	$109,357	$77,641
Amortization of lease intangible assets	8,597	9,388
Depreciation expense	27,241	23,053
Accumulated depreciation on properties held for sale	—	—
Disposition of properties and write-offs	(5,381)	(725)

Balance at end of year	$139,814	$109,357

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of Registrant, as amended (previously filed as Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

3.2	Articles Supplementary for Registrant’s 7.75% Series A Cumulative Redeemable Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 19, 2012 and incorporated herein by reference).

3.3	Articles Supplementary (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on February 9, 2017 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

3.5	First Amendment to Amended and Restated Bylaws of Registrant (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on February 9, 2017 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate of Registrant (previously filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 on January 15, 2010 and incorporated herein by reference).

10.1+	Amended and Restated Severance Agreement between Registrant and W. Blake Baird, dated as of February 18, 2014 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated herein by reference).

10.2+	Amended and Restated Severance Agreement between Registrant and Michael A. Coke dated as of February 18, 2014 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated herein by reference).

10.3+	Severance Agreement between Registrant and Jaime J. Cannon dated as of February 18, 2014 (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated herein by reference).

10.4+	Amended and Restated 2010 Equity Incentive Plan of Registrant (previously filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A on March 19, 2014 and incorporated herein by reference).

10.5+	Form of Restricted Stock Award Agreement for Executive Officers and Employees (previously filed as Exhibit 10.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.6+	Form of Restricted Stock Award Agreement for Non-Employee Directors (previously filed as Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.7+	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers (previously filed as Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.8+	Amended and Restated Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated by reference herein).

10.9+	Form of Award Notice under the Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.10	Fourth Amended and Restated Senior Credit Agreement, dated as of August 1, 2016, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, MUFG Union Bank, N.A., PNC Capital Markets LLC and Regions Capital Markets as joint lead arrangers and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 2, 2016 and incorporated herein by reference).

10.11	Note Purchase Agreement, dated as of June 7, 2017, among Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 12, 2017 and incorporated herein by reference).

10.12	Note Purchase Agreement, dated as of June 2, 2016, among Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 7, 2016 and incorporated herein by reference).

10.13	Note Purchase Agreement, dated as of September 1, 2015, among Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 8, 2015 and incorporated herein by reference).

10.14+	Severance Agreement between the Company and Andrew T. Burke, dated as of February 18, 2014 (previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K on February 8, 2017 and incorporated herein by reference).

10.15+	Severance Agreement between the Company and John T. Meyer, dated as of February 18, 2014 (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K on February 8, 2017 and incorporated herein by reference).

12.1*	Statement of Computation of Ratios.

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of President, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Terreno Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Schedule III-Real Estate Investments and Accumulated Depreciation.

*	Filed herewith.
**	Furnished herewith.
+	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 7, 2018.

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

Signature	Title	Date

/s/ W. Blake Baird W. Blake Baird	Chairman, Chief Executive Officer and Director (principal executive officer)	February 7, 2018

/s/ Michael A. Coke Michael A. Coke	President and Director	February 7, 2018

/s/ Jaime J. Cannon Jaime J. Cannon	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 7, 2018

/s/ LeRoy E. Carlson LeRoy E. Carlson	Director	February 7, 2018

/s/ Peter J. Merlone Peter J. Merlone	Director	February 7, 2018

/s/ Douglas M. Pasquale Douglas M. Pasquale	Director	February 7, 2018

/s/ Dennis Polk Dennis Polk	Director	February 7, 2018