Form 10-Q
period 2018-03-31
Terreno Realty Corp
filed 2018-05-02
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The registrant had 55,983,770 shares of its common stock, $0.01 par value per share, outstanding as of April 30, 2018.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements of Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments in real estate
Land	$759,700	$759,659
Buildings and improvements	796,744	801,242
Construction in progress	77,263	—
Intangible assets	76,027	76,029

Total investments in properties	1,709,734	1,636,930
Accumulated depreciation and amortization	(146,334)	(139,814)

Net investments in real estate	1,563,400	1,497,116
Cash and cash equivalents	7,476	35,710
Restricted cash	4,030	7,090
Other assets, net	29,150	27,955

Total assets	$1,604,056	$1,567,871

LIABILITIES AND EQUITY
Liabilities
Credit facility	$40,350	$—
Term loans payable, net	148,974	148,897
Senior unsecured notes, net	248,038	247,955
Mortgage loans payable, net	64,393	64,831
Security deposits	10,973	11,058
Intangible liabilities, net	23,739	22,361
Dividends payable	12,220	12,181
Performance share awards payable	6,641	11,824
Accounts payable and other liabilities	18,016	21,270

Total liabilities	573,344	540,377
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 55,543,670 and 55,368,737 shares issued and outstanding, respectively	556	553
Additional paid-in capital	1,028,478	1,023,184
Retained earnings	2,640	4,803
Accumulated other comprehensive loss	(962)	(1,046)

Total stockholders’ equity	1,030,712	1,027,494

Total liabilities and equity	$1,604,056	$1,567,871

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
REVENUES
Rental revenues	$28,734	$24,467
Tenant expense reimbursements	8,373	6,974

Total revenues	37,107	31,441

COSTS AND EXPENSES
Property operating expenses	9,893	8,547
Depreciation and amortization	10,735	9,184
General and administrative	5,078	4,179
Acquisition costs	2	1

Total costs and expenses	25,708	21,911

OTHER INCOME (EXPENSE)
Interest and other income	60	35
Interest expense, including amortization	(4,685)	(3,766)
Gain on sales of real estate investments	3,283	—

Total other income and expenses	(1,342)	(3,731)

Net income	10,057	5,799
Preferred stock dividends	—	(891)

Net income, net of preferred stock dividends	10,057	4,908
Allocation to participating securities	(65)	(34)

Net income available to common stockholders, net of preferred stock dividends	$9,992	$4,874

EARNINGS PER COMMON SHARE - BASIC AND DILUTED:

Net income available to common stockholders, net of preferred stock dividends	$0.18	$0.10

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	55,127,580	47,645,321

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net income	$10,057	$5,799
Other comprehensive income (loss):
cash flow hedge adjustment	84	(122)

Comprehensive income	$10,141	$5,677

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-	Retained	Comprehensive
	Shares	Amount	in Capital	Earnings	Loss	Total
Balance as of December 31, 2017	55,368,737	$553	$1,023,184	$4,803	$(1,046)	$1,027,494
Net income	—	—	—	10,057	—	10,057
Issuance of common stock, net of issuance costs of $132	255,197	3	8,701	—	—	8,704
Repurchase of common stock	(107,267)	—	(3,870)	—	—	(3,870)
Issuance of restricted stock	27,003	—	—	—	—	—
Stock-based compensation	—	—	463	—	—	463
Common stock dividends	—	—	—	(12,220)	—	(12,220)
Other comprehensive loss	—	—	—	—	84	84

Balance as of March 31, 2018	55,543,670	$556	$1,028,478	$2,640	$(962)	$1,030,712

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,057	$5,799
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(1,047)	(1,043)
Amortization of lease intangibles	(877)	(336)
Depreciation and amortization	10,735	9,184
Gain on sales of real estate investments	(3,283)	—
Deferred financing cost and mortgage premium amortization	347	278
Stock-based compensation	2,042	1,525
Changes in assets and liabilities
Other assets	(570)	(330)
Accounts payable and other liabilities	(2,713)	1,006

Net cash provided by operating activities	14,691	16,083

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(85,402)	(15,112)
Proceeds from sales of real estate investments, net	19,841	—
Additions to construction in progress	(548)	—
Additions to buildings, improvements and leasing costs	(5,740)	(6,431)

Net cash used in investing activities	(71,849)	(21,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,075	54,714
Issuance costs on issuance of common stock	(30)	(794)
Repurchase of common stock	(3,870)	(3,436)
Borrowings on credit facility	40,350	19,000
Payments on credit facility	—	(54,500)
Payments on mortgage loans payable	(470)	(534)
Payment of deferred financing costs	(10)	—
Dividends paid to common stockholders	(12,181)	(9,483)
Dividends paid to preferred stockholders	—	(891)

Net cash provided by financing activities	25,864	4,076

Net decrease in cash and cash equivalents and restricted cash	(31,294)	(1,384)
Cash and cash equivalents and restricted cash at beginning of period	42,800	18,478

Cash and cash equivalents and restricted cash at end of period	$11,506	$17,094

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$6,398	$3,914
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$6,244	$7,510

Reconciliation of cash paid for property acquisitions
Acquisition of properties	$87,851	$15,130
Assumption of other assets and liabilities	(2,449)	(18)

Net cash paid for property acquisitions	$85,402	$15,112

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these notes to the consolidated financial statements are unaudited. As of March 31, 2018, the Company owned 195 buildings aggregating approximately 12.9 million square feet, ten improved land parcels consisting of approximately 47.9 acres and three buildings under redevelopment expected to contain approximately 0.4 million square feet upon completion.

The Company is an internally managed Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2010.

Note 2. Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim consolidated financial statements include all of the Company’s accounts and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the financial statements contained in the Company’s 2017 Annual Report on Form 10-K and the notes thereto, which was filed with the Securities and Exchange Commission on February 7, 2018.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded during the three months ended March 31, 2018 or 2017.

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

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.9 million and $0.3 million, respectively, for the three months ended March 31, 2018 and 2017. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of March 31, 2018 is 9.1 years. As of March 31, 2018 and December 31, 2017, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	March 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$71,857	$(46,844)	$25,013	$71,502	$(45,885)	$25,617
Above-market leases	4,170	(3,406)	764	4,527	(3,695)	832
Below-market leases	(32,548)	8,809	(23,739)	(30,386)	8,025	(22,361)

Total	$43,479	$(41,441)	$2,038	$45,643	$(41,555)	$4,088

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

The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2018	2017
Beginning
Cash and cash equivalents at beginning of period	$35,710	$14,208
Restricted cash	7,090	4,270

Cash and cash equivalents and restricted cash	42,800	18,478
Ending
Cash and cash equivalents at end of period	7,476	11,073
Restricted cash	4,030	6,021

Cash and cash equivalents and restricted cash	11,506	17,094

Net decrease in cash and cash equivalents and restricted cash	$(31,294)	$(1,384)

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

As of March 31, 2018 and December 31, 2017, approximately $23.8 million and $23.0 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.2 million and $0.1 million as of March 31, 2018 and December 31, 2017, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $6.0 million and $5.7 million as of March 31, 2018 and December 31, 2017, respectively.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of March 31, 2018 and December 31, 2017, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

As of March 31, 2018, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019, and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2018 and December 31, 2017, the fair value of the interest rate caps was approximately $0.1 million and $30,000, respectively.

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

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which created ASC Topic 606, Revenue from Contracts with Customers, which is their final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The effective date of ASU 2014-09 was deferred by the issuance of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, by one year to make the guidance of ASU 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016. The Company adopted the guidance effective January 1, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: (1) identifying performance obligations and (2) the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in ASU 2015-14. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which make additional narrow scope amendments to Topic 606 including loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts. The FASB allows two adoption methods under ASU 2014-09. Under one method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules (“modified retrospective method”). Based on the Company’s evaluation of contracts within the scope of ASU 2014-09, the guidance impacts revenue related to the sales of real estate, which is evaluated in conjunction with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (see below). The Company’s rental revenues and recoveries earned from leasing operating properties are excluded from this standard and will be assessed with the adoption of ASU 2016-02, Leases (see below). The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method. As a result of adoption of the standard, there was no material impact to the Company’s consolidated financial statements.

Effective January 1, 2018, the Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20. ASC 610-20 refers to the revenue recognition principles under ASU 2014-09, Revenue from Contracts with Customers (see above). Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. As a result of adoption of the standard, there was no material impact to the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard requires that non-lease components, such as tenant expense reimbursement revenues, be accounted for in accordance with ASU 2014-09, Revenue from Contracts with Customers (see above), which could change the classification and timing of its non-lease components. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, which for the Company would be the first quarter of 2019, and early adoption is permitted. In March 2018, the FASB affirmed a proposed amendment to ASU 2016-02, which would add a transition option to the new leases standard that would allow entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative periods presented in its financial statements. The FASB also tentatively approved a practical expedient that would permit lessors to not separate lease and non-lease components if certain conditions are met. The Company is currently assessing the potential changes to its accounting and whether such changes will have a material impact on its consolidated financial statements and condensed notes to its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company adopted ASU 2016-15 as of January 1, 2018. As a result of adoption of the standard, there was no material impact to the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarified guidance regarding when changes to the terms or conditions of a share-based payment must be accounted for as a modification. The guidance will be applied prospectively to awards modified on or after the adoption date. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company adopted ASU 2017-09 as of January 1, 2018. As a result of adoption of the standard, there was no material impact to the Company’s consolidated financial statements.

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

As of March 31, 2018, the Company owned 55 buildings aggregating approximately 3.1 million square feet and four land parcels consisting of approximately 23.3 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 26.4% of its annualized base rent, and 36 buildings aggregating approximately 2.7 million square feet and three land parcels consisting of approximately 8.0 acres located in Los Angeles, which accounted for a combined percentage of approximately 19.1% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of March 31, 2018, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than 10% of its rental revenues for the three months ended March 31, 2018.

Note 4. Investments in Real Estate

During the three months ended March 31, 2018, the Company acquired three industrial buildings containing approximately 418,000 square feet, including two buildings under redevelopment that upon completion will contain approximately 318,000 square feet with a total expected investment of approximately $96.3 million, including redevelopment costs of approximately $28.5 million. The total aggregate initial investment, including acquisition costs, was approximately $87.9 million, of which $63.6 million was recorded to land, $21.7 million to buildings and improvements, $2.6 million to intangible assets and $2.3 million to intangible liabilities.

The Company recorded revenues and net income for the three months ended March 31, 2018 of approximately $0.3 million and $0.2 million, respectively, related to the 2018 acquisitions.

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

During 2018, the Company began redevelopment on three distribution buildings that upon completion will contain approximately 0.4 million square feet with a total expected investment of approximately $106.3 million, including redevelopment costs of approximately $30.0 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.2 million and $0, respectively, during the three months ended March 31, 2018 and 2017.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2018 and 2017 as if all of the Company’s acquisitions during the three months ended March 31, 2018 occurred on January 1, 2017. The following pro forma results for the three months ended March 31, 2018 and 2017 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2017, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended March 31,
	2018	2017
Total revenues	$37,438	$32,071
Net income available to common stockholders, net of preferred stock dividends	10,502	5,601
Basic and diluted net income available to common stockholders per share, net of preferred stock dividends	$0.19	$0.12

Note 5. Held for Sale/Disposed Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of March 31, 2018, the Company did not have any properties held for sale.

During the three months ended March 31, 2018, the Company sold one property located in the Washington, D.C. market for a sales price of approximately $20.3 million, resulting in a gain of approximately $3.3 million.

Note 6. Debt

As of March 31, 2018, the Company had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $200.0 million unsecured revolving credit facility that matures in August 2020, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of March 31, 2018 and December 31, 2017, there was $40.4 million and $0, respectively, of borrowings outstanding on the revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on the term loans. As of both March 31, 2018 and December 31, 2017, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. See “Note 7-Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million of term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of March 31, 2018) for the revolving credit facility and 1.30% to 1.85% (1.30% as of March 31, 2018) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of March 31, 2018 and December 31, 2017.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2019 and 2021. As of March 31, 2018, the Company had three mortgage loans payable, net of deferred financing costs, totaling approximately $64.4 million, which bear interest at a weighted average fixed annual rate of 4.0%. As of December 31, 2017, the Company had three mortgage loans payable, net of deferred financing costs, totaling approximately $64.8 million, which bore interest at a weighted average fixed annual interest rate of 4.0%. As of March 31, 2018 and December 31, 2017, the total gross book value of the properties securing the debt was approximately $154.0 million and $153.7 million, respectively.

The scheduled principal payments of the Company’s debt as of March 31, 2018 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2018 (9 months)	$—	$—	$—	$1,440	$1,440
2019	—	—	—	18,805	18,805
2020	40,350	—	—	33,077	73,427
2021	—	50,000	—	11,271	61,271
2022	—	100,000	50,000	—	150,000
Thereafter	—	—	200,000	—	200,000

Total Debt	40,350	150,000	250,000	64,593	504,943
Deferred financing costs, net	—	(1,026)	(1,962)	(200)	(3,188)

Total Debt, net	$40,350	$148,974	$248,038	$64,393	$501,755

Weighted Average Interest Rate	3.0%	2.9%	4.1%	4.0%	3.6%

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

As of March 31, 2018, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019 and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company is required to make certain monthly variable rate payments on the term loans, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.

The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

				Fair Value		Notional Amount
Derivative Instrument	Effective Date	Maturity Date	Interest Rate Strike	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Assets:
Interest Rate Cap	12/1/2014	5/1/2021	4.0%	$52	$26	$50,000	$50,000
Interest Rate Cap	9/1/2015	4/1/2019	4.0%	—	1	50,000	50,000
Interest Rate Cap	9/1/2015	2/3/2020	4.0%	7	3	50,000	50,000

Total				$59	$30	$150,000	$150,000

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

The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$55	$18
Amount of gain reclassified from AOCI into interest expense (effective portion)	$55	$18

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

Recurring Measurements – Interest Rate Contracts

Fair Value of Interest Rate Caps

Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of March 31, 2018, the Company applied the provisions of this standard to the valuation of its interest rate caps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Fair Value Measurement Using
		Quoted Price in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate caps at:
March 31, 2018	$59	$—	$59	$—
December 31, 2017	$30	$—	$30	$—

Financial Instruments Disclosed at Fair Value

As of March 31, 2018 and December 31, 2017, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.

The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Fair Value Measurement Using
		Quoted Price in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	Carrying Value
Liabilities
Debt at:
March 31, 2018	$491,478	$—	$491,478	$—	$501,755
December 31, 2017	$459,048	$—	$459,048	$—	$461,683

Note 9. Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$200 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $200.0 million ($88.0 million remaining as of March 31, 2018) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $200 Million ATM Program, the Company had a $150.0 million ATM program (the “$150 Million ATM Program”), which was fully utilized as of June 30, 2017. Actual sales under the $200 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the $200 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Facility. During the three months ended March 31, 2018, the Company issued an aggregate of 59,234 shares of common stock at a weighted average offering price of $35.02 per share under the $200 Million ATM Program, resulting in net proceeds of approximately $2.0 million and paying total compensation to the applicable sales agents of approximately $30,000. During the three months ended March 31, 2017, the Company issued an aggregate of 2,047,100 shares of common stock at a weighted average offering price of $27.36 per share under the $150 Million ATM Program, resulting in net proceeds of approximately $55.2 million and paying total compensation to the applicable sales agents of approximately $0.8 million.

The Company has a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its outstanding common stock from time to time through December 31, 2018. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2018, the Company has not repurchased any shares of stock pursuant to its share repurchase authorization.

On July 19, 2017, the Company redeemed all 1,840,000 outstanding shares of the 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) for cash at a redemption price of $25.00 per share, plus an amount per share of $0.096875 representing all accrued and unpaid dividends per share from July 1, 2017 to, but excluding, July 19, 2017. As of both March 31, 2018 and December 31, 2017, 0 shares of Series A Preferred Stock were issued and outstanding.

As of March 31, 2018, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Company’s Amended and Restated 2010 Equity Incentive Plan (the “Plan”), of which 372,058 were remaining available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to March 31, 2018 ranged from $14.20 to $32.10. The fair value of the restricted stock that was granted during the three months ended March 31, 2018 was approximately $0.9 million and the vesting period for the restricted stock is five years. As of March 31, 2018, the Company had approximately $5.1 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 2.9 years. The Company recognized compensation costs of approximately $0.5 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the three months ended March 31, 2018:

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2017	357,183	$21.01
Granted	27,003	32.10
Forfeited	(11,830)	20.30
Vested	(15,338)	20.21

Non-vested shares outstanding as of March 31, 2018	357,018	$21.91

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of March 31, 2018:

Non-vested Shares Vesting Schedule	Number of Shares
2018 (9 months)	—
2019	24,372
2020	303,433
2021	13,750
2022	10,068
Thereafter	5,395

Total Non-vested Shares	357,018

Long-Term Incentive Plan:

As of March 31, 2018, there are three open performance measurement periods for the Performance Share awards: January 1, 2016 to December 31, 2018, January 1, 2017 to December 31, 2019 and January 1, 2018 to December 31, 2020. During the three months ended March 31, 2018, the Company issued 195,963 shares of common stock at a price of $34.50 per share related to the Performance Share awards for the performance period from January 1, 2015 to December 31, 2017. The expense related to the open Performance Share awards varies quarter to quarter based on the Company’s relative share price performance.

The following table summarizes certain information with respect to the Performance Share awards (dollars in thousands):

			Expense
	Fair Value	Accrual	For the Three Months Ended March 31,
Performance Share Period	March 31, 2018	March 31, 2018	2018	2017
January 1, 2018 - December 31, 2020	$2,966	$244	$244	$—
January 1, 2017 - December 31, 2019	5,132	2,132	600	205
January 1, 2016 - December 31, 2018	5,694	4,265	814	309
January 1, 2015 - December 31, 2017	—	—	—	607

Total	$13,792	$6,641	$1,658	$1,121

Dividends:

The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2018:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2018	Common stock	$0.22	February 6, 2018	March 28, 2018	April 12, 2018

Note 10. Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the three months ended March 31, 2018 and 2017.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 359,503 and 394,494 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2018 and 2017.

Note 11. Commitments and Contingencies

Contractual Commitments. As of May 2, 2018, the Company has four outstanding contracts with third-party sellers to acquire three industrial properties consisting of approximately 292,000 square feet and one improved land parcel containing approximately 3.5 acres. There is no assurance that the Company will acquire the properties and improved land under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City [1]	—	—	6,300	—
San Francisco Bay Area	—	—	—	—
Seattle	4	292,005	43,510	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—

Total	4	292,005	$49,810	$—

[1]	Includes one improved land parcel containing approximately 3.5 acres.

As of May 2, 2018, the Company has a commitment to fund a senior secured loan of approximately $55.0 million secured by a portfolio of improved land parcels. At its option, the Company may acquire certain of the improved land parcels in-lieu of loan repayment. There is no assurance that the Company will close on the senior secured loan under contract because the proposed commitment is subject to the completion of satisfactory due diligence and various closing conditions.

As of May 2, 2018, the Company has one outstanding contract with a third-party purchaser to sell one property, consisting of approximately 302,000 square feet, located in the Miami market for a sales price of approximately $24.3 million (net book value of approximately $10.2 million). There is no assurance the Company will sell the property under contract because the proposed disposition is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

Note 12. Subsequent Events

On April 27, 2018, the Company acquired one industrial building located in San Leandro, CA containing approximately 11,000 square feet for a total purchase price of approximately $2.6 million. The property was acquired from an unrelated third party using existing cash on hand.

On May 1, 2018, the Company’s board of directors declared a cash dividend in the amount of $0.22 per share of its common stock payable on July 20, 2018 to the stockholders of record as of the close of business on July 6, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, “seek”, “target”, “see”, “likely”, “position”, “opportunity”, “outlook” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on February 7, 2018 and in our other public filings;

•	our ability to identify and acquire industrial properties on terms favorable to us;

•	general volatility of the capital markets and the market price of our common stock;

•	adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;

•	our dependence on key personnel and our reliance on third-party property managers;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	our ability to manage our growth effectively;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs;

•	declining real estate valuations and impairment charges;

•	our expected leverage, our failure to obtain necessary outside financing, and future debt service obligations;

•	our ability to make distributions to our stockholders;

•	our failure to successfully hedge against interest rate increases;

•	our failure to successfully operate acquired properties;

•	risks relating to our real estate redevelopment and expansion strategies and activities;

•	our failure to qualify or maintain our status as a real estate investment trust (“REIT”), and possible adverse changes to tax laws;

•	uninsured or underinsured losses and costs relating to our properties or that otherwise result from future litigation;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and transshipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of March 31, 2018, we owned a total of 195 buildings aggregating approximately 12.9 million square feet that were approximately 97.0% leased to 423 customers, the largest of which accounted for approximately 4.3% of our total annualized base rent, ten improved land parcels consisting of 47.9 acres and three buildings under redevelopment expected to contain approximately 0.4 million square feet upon completion. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

The following table summarizes by market our investments in real estate as of March 31, 2018:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of March 31, 2018	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)[3]
Los Angeles	36	2,737,226	21.3%	99.1%	$20,472	19.2%	$7.55	7.2	$390,327
Northern New Jersey/New York City	55	3,145,507	24.5%	99.1%	27,232	25.6%	8.73	4.2	438,890
San Francisco Bay Area	27	1,368,607	10.6%	94.7%	14,464	13.6%	11.16	4.7	205,604
Seattle	24	1,626,620	12.6%	99.4%	12,505	11.8%	7.73	3.3	224,258
Miami	30	1,932,592	15.0%	95.9%	14,300	13.4%	7.71	3.6	185,490
Washington, D.C.	23	2,059,181	16.0%	91.4%	17,421	16.4%	9.26	4.0	265,165

Total/Weighted Average	195	12,869,733	100.0%	97.0%	$106,394	100.0%	$8.53	4.7	$1,709,734

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2018, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2018, weighted by the respective square footage.
[3]	Includes approximately 47.9 acres of improved land and three buildings under redevelopment expected to contain approximately 0.4 million square feet upon completion as discussed below.

We own ten improved land parcels totaling approximately 47.9 acres that are approximately 78.0% leased to eleven customers. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may redevelop such land. We own three buildings under redevelopment expected to contain approximately 0.4 million square feet upon completion with a total expected investment of approximately $106.3 million, including redevelopment costs of approximately $30.0 million.

The following table summarizes by market our investments in improved land as of March 31, 2018:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of March 31, 2018	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	3	8.0	16.7%	100.0%	$465	14.6%	$1.33	1.0
Northern New Jersey/New York City	4	23.3	48.6%	54.8%	1,653	52.0%	2.96	5.9
San Francisco Bay Area	—	—	—	—	—	—	—	—
Seattle	—	—	—	—	—	—	—	—
Miami	2	3.2	6.7%	100.0%	329	10.3%	2.38	1.0
Washington, D.C.	1	13.4	28.0%	100.0%	734	23.1%	1.26	1.8

Total/Weighted Average	10	47.9	100.0%	78.0%	$3,181	100.0%	$1.95	2.9

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2018, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2018, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Building improvements	$2,342	$2,485
Tenant improvements	928	2,359
Leasing commissions	1,138	1,142
Redevelopment and expansion	734	—

Total capital expenditures[1]	$5,142	$5,986

[1]	Includes approximately $2.0 million and $3.2 million for the three months ended March 31, 2018 and 2017, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at twelve and six properties for the three months ended March 31, 2018 and 2017, respectively.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 92.3% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of March 31, 2018 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	United States Government	9	381,431	3.0%	$4,696	4.3%
2	FedEx Corporation	7	490,779	3.8%	4,595	4.2%
3	Danaher	3	171,707	1.3%	2,961	2.7%
4	AmerisourceBergen	1	211,418	1.6%	2,260	2.1%
5	Northrop Grumman Systems	2	199,866	1.6%	2,197	2.0%
6	District of Columbia	3	149,203	1.2%	1,600	1.5%
7	Z Gallerie Inc.	1	230,891	1.8%	1,512	1.4%
8	XPO Logistics	2	180,717	1.4%	1,497	1.4%
9	Synergy Custom Fixtures	1	301,983	2.3%	1,478	1.3%
10	West Coast Warehouse	1	265,500	2.1%	1,468	1.3%
11	YRC	2	61,252	0.5%	1,337	1.2%
12	O’Neill Logistics	2	237,692	1.8%	1,323	1.2%
13	Miami International Freight Systems	1	192,454	1.5%	1,245	1.1%
14	Bar Logistics	2	203,263	1.6%	1,220	1.1%
15	Saia Motor Freight Line LLC	1	52,086	0.4%	1,212	1.1%
16	JAM’N Logistics	1	110,336	0.9%	1,159	1.1%
17	Avborne Accessory Group	1	137,594	1.1%	1,113	1.0%
18	Space Systems/Loral LLC	2	107,060	0.8%	1,107	1.0%
19	Amazon.com	1	158,168	1.2%	1,044	1.0%
20	Exquisite Apparel Corporation	1	114,061	0.9%	985	0.9%

	Total	44	3,957,461	30.8%	$36,009	32.9%

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2018, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place as of March 31, 2018, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2]	% of Total Annualized Base Rent
2018 [1]	979,786	7.5%	$7,758	6.4%
2019	2,022,553	15.5%	15,879	13.1%
2020	1,752,600	13.4%	16,045	13.2%
2021	2,121,766	16.3%	18,038	14.9%
2022	1,692,503	13.0%	16,451	13.6%
Thereafter	4,080,636	31.3%	46,986	38.8%

Total	12,649,844	97.0%	$121,157	100.0%

[1]	Includes leases that expire on or after March 31, 2018 and month-to-month leases totaling approximately 78,000 square feet.
[2]	Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of March 31, 2018, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of March 31, 2018, leases representing approximately 7.5% of the total rentable square footage of our portfolio are scheduled to expire through December 31, 2018. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for 2018 expirations will be above the rates currently being paid for the same space. The tenant at our Belleville property will receive approximately $0.6 million in rent abatements during 2018 under the terms of a previously negotiated ten-year lease extension. Rent changes on new and renewed leases totaling approximately 0.6 million square feet commencing during the three months ended March 31, 2018 were approximately 12.5% higher as compared to the previous rental rates for that same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Recent Developments

Acquisition Activity

During the three months ended March 31, 2018, we acquired three industrial buildings containing approximately 418,000 square feet for a total purchase price of approximately $84.7 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions, net proceeds from the issuance of common stock and proceeds from borrowings on our revolving credit facility. The following table sets forth the industrial properties we acquired during the three months ended March 31, 2018:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Vermont	Torrance, CA	January 31, 2018	1	99,629	$17,500	3.3%
Woodside	Queens, NY	March 6, 2018	1	83,294	25,170	5.7%
1st Avenue South	Seattle, WA	March 6, 2018	1	234,720	42,000	5.1%

Total/Weighted Average			3	417,643	$84,670	4.9%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $87.9 million, including $0.9 million in closing costs and acquisition costs.
[2]	Stabilized cap rates are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Subsequent to March 31, 2018, we acquired one industrial building for a purchase price of approximately $2.6 million. The property was acquired from an unrelated third party using existing cash on hand. The following table sets forth the industrial property we acquired subsequent to March 31, 2018:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate
Wicks Blvd	San Leandro, CA	April 27, 2018	1	11,300	$2,600	5.2%

Redevelopment Activity

In 2018, we began redevelopment of our 1775 NW 70th Avenue property in Miami, Florida, our Woodside property in Queens, New York and our 1st Avenue South property in Seattle, Washington. The properties will contain approximately 0.4 million square feet upon completion with a total expected investment of approximately $106.3 million, including redevelopment costs, capitalized interest and other costs of approximately $30.0 million as follows:

Property Name	Total Expected Investment (in thousands)[1]	Estimated Stabilized Cap Rate [2]	Estimated Completion Quarter
1775 NW 70th Avenue	$9,997	5.3%	Q4 2018
Woodside	32,592	5.7%	Q3 2019
1st Avenue South	63,673	5.1%	Q3 2020

Total/Weighted Average	$106,262	5.3%

[1]	Total expected investment for the property includes the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
[2]	Stabilized cap rates are calculated as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Disposition Activity

During the three months ended March 31, 2018, we sold one property located in the Washington, D.C. market for a sales price of approximately $20.3 million, resulting in a gain of approximately $3.3 million.

The following summarizes the condensed results of operations of the property sold during the three months ended March 31, 2018, for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Rental revenues	$94	$295
Tenant expense reimbursements	30	70
Property operating expenses	(78)	(70)
Depreciation and amortization	(49)	(158)

Income (loss) from operations	$(3)	$137

ATM Program

We have an at-the-market equity offering program (the “$200 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million ($88.0 million remaining as of March 31, 2018) in amounts and at times as we determine from time to time. Prior to the implementation of the $200 Million ATM Program, we had a $150.0 million ATM program (the “$150 Million ATM Program”), which was fully utilized as of June 30, 2017. During the three months ended March 31, 2018, we issued an aggregate of 59,234 shares of common stock at a weighted average offering price of $35.02 under the $200 Million ATM Program, resulting in net proceeds of approximately $2.0 million and paying total compensation to the applicable sales agents of approximately $30,000.

Share Repurchase Program

On November 1, 2016, our Board of Directors approved an extension of the share repurchase program authorizing us to repurchase up to 2,000,000 shares of our outstanding common stock from time to time through December 31, 2018. Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2018, we have not repurchased any shares of stock pursuant to our share repurchase authorization.

Dividend and Distribution Activity

On May 1, 2018, our board of directors declared a cash dividend in the amount of $0.22 per share of our common stock payable on July 20, 2018 to the stockholders of record as of the close of business on July 6, 2018.

Contractual Commitments

As of May 2, 2018, we have four outstanding contracts with third-party sellers to acquire three industrial properties and one improved land parcel and one outstanding contract with a third-party purchaser to sell one property as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. In addition, we have a commitment to fund a senior secured loan of approximately $55.0 million secured by a portfolio of improved land parcels. At our option, we may acquire certain of the improved land parcels in-lieu of loan repayment. There is no assurance that we will acquire or sell the properties or close on the senior secured loan under contact because the proposed acquisitions, dispositions, and secured loan commitment are subject to the completion of satisfactory due diligence and various closing conditions.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 92.3% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

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

The analysis of our results below for the three months ended March 31, 2018 and 2017 includes the changes attributable to same store properties. The same store pool for the comparison of the three months ended March 31, 2018 and 2017 includes all properties that were owned and in operation as of March 31, 2018 and since January 1, 2017 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of March 31, 2018. As of March 31, 2018, the same store pool consisted of 160 buildings aggregating approximately 11.1 million square feet representing approximately 86.4% of our total square feet owned and five improved land parcels consisting of 22.8 acres. As of March 31, 2018, the non-same store properties, which we acquired, redeveloped, or sold during 2017 and 2018 or were held for sale or in redevelopment as of March 31, 2018, consisted of 35 buildings aggregating approximately 1.8 million square feet, five improved land parcels consisting of 25.1 acres and three buildings under redevelopment expected to contain approximately 0.4 million square feet upon completion. As of March 31, 2018 and 2017, the consolidated same store pool occupancy was approximately 97.5% and 97.2%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017:

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$24,507	$22,931	$1,576	6.9%
Non-same store operating properties [1]	4,227	1,536	2,691	175.2%

Total rental revenues	28,734	24,467	4,267	17.4%
Tenant expense reimbursements
Same store	7,224	6,561	663	10.1%
Non-same store operating properties [1]	1,149	413	736	178.2%

Total tenant expense reimbursements	8,373	6,974	1,399	20.1%

Total revenues	37,107	31,441	5,666	18.0%

Property operating expenses
Same store	8,294	8,119	175	2.2%
Non-same store operating properties [1]	1,599	428	1,171	273.6%

Total property operating expenses	9,893	8,547	1,346	15.7%

Net operating income [2]
Same store	23,437	21,373	2,064	9.7%
Non-same store operating properties [1]	3,777	1,521	2,256	148.3%

Total net operating income	$27,214	$22,894	$4,320	18.9%

Other costs and expenses
Depreciation and amortization	10,735	9,184	1,551	16.9%
General and administrative	5,078	4,179	899	21.5%
Acquisition costs	2	1	1	100.0%

Total other costs and expenses	15,815	13,364	2,451	18.3%

Other income (expense)
Interest and other income	60	35	25	71.4%
Interest expense, including amortization	(4,685)	(3,766)	(919)	24.4%
Gain on sales of real estate investments	3,283	—	3,283	n/a

Total other income and (expenses)	(1,342)	(3,731)	2,389	(64.0)%

Net income	$10,057	$5,799	$4,258	73.4%

[1]	Includes 2017 and 2018 acquisitions and dispositions, five improved land parcels and three redevelopment properties as of March 31, 2018.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $5.7 million for the three months ended March 31, 2018 compared to the same period from the prior year due primarily to property acquisitions during 2017 and 2018, increased revenue on new and renewed leases and lease termination income at our Hart property of approximately $0.5 million. The vacant space at our Hart property was re-leased in March 2018 with cash rent increasing by approximately 27.8%. For the three months ended March 31, 2018 and 2017, approximately $0.9 million and $0.8 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $1.3 million during the three months ended March 31, 2018 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.2 million attributable to property acquisitions during 2017 and 2018.

Depreciation and amortization. Depreciation and amortization increased approximately $1.6 million during the three months ended March 31, 2018 compared to the same period from the prior year due to property acquisitions during 2017 and 2018.

General and administrative expenses. General and administrative expenses increased approximately $0.9 million for the three months ended March 31, 2018 compared to the same period from the prior year due primarily to an increase of approximately $0.6 million in performance share award expense, which varies quarter to quarter based on our relative share price performance. Performance share award expense for the three months ended March 31, 2018 was approximately $1.7 million as compared to approximately $1.1 million for the prior year period. See “Note 9 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our performance share awards.

Interest and other income. Interest and other income increased approximately $25,000 for the three months ended March 31, 2018 compared to the same period from the prior year.

Interest expense, including amortization. Interest expense increased approximately $0.9 million for the three months ended March 31, 2018 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings.

Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $3.3 million as of March 31, 2018 compared to the same period from the prior year due to property sales. The sales price for the property sale for the three months ended March 31, 2018 was approximately $20.3 million as compared to $0 for the same period from the prior year.

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

The following sets forth certain information regarding our current at-the-market common stock offering program as of March 31, 2018:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of March 31, 2018 (in thousands)
$200 Million ATM Program	August 4, 2017	$200,000	$88,019

The table below sets forth the activity under the at-the-market common stock offering programs during the three months ended March 31, 2018 and 2017, respectively (in thousands, except share data):

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
March 31, 2018	59,234	$35.02	$2,045	$30
March 31, 2017	2,047,100	$27.36	$55,189	$819

As of March 31, 2018, we had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, and $50.0 million of senior unsecured notes that mature in October 2027 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $200.0 million revolving credit facility that matures in August 2020, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of March 31, 2018 and December 31, 2017, there was $40.4 million and $0, respectively, of borrowings outstanding on our revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on our term loans. We have three interest rate caps to hedge the variable cash flows associated with our existing $150.0 million of variable-rate term loans. See “Note 7-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of March 31, 2018) for the revolving credit facility and 1.30% to 1.85% (1.30% as of March 31, 2018) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $64.4 million and $64.8 million, respectively, and held cash and cash equivalents totaling approximately $7.5 million and $35.7 million, respectively.

The following table summarizes our debt maturities and principal payments and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the three months ended March 31, 2018 and 2017 (dollars in thousands - except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2018 (9 months)	$—	$—	$—	$1,440	$1,440
2019	—	—	—	18,805	18,805
2020	40,350	—	—	33,077	73,427
2021	—	50,000	—	11,271	61,271
2022	—	100,000	50,000	—	150,000
Thereafter	—	—	200,000	—	200,000

Total Debt	40,350	150,000	250,000	64,593	504,943
Deferred financing costs, net	—	(1,026)	(1,962)	(200)	(3,188)

Total Debt, net	$40,350	$148,974	$248,038	$64,393	$501,755

Weighted Average Interest Rate	3.0%	2.9%	4.1%	4.0%	3.6%

	As of March 31, 2018		As of March 31, 2017
Total Debt, net	$501,755		$379,440

Equity
Common Stock
Shares Outstanding [1]	55,543,670		49,562,579
Market Price [2]	$34.51		$28.00

Market Value	1,916,812		1,387,752
Preferred Stock ($25.00 per share liquidation preference)	—		46,000

Total Equity	1,916,812		1,433,752

Total Market Capitalization	$2,418,567		$1,813,192

Total Debt-to-Total Investments in Properties [3]	29.3%		27.8%
Total Debt-to-Total Market Capitalization [4]	20.7%		20.9%
Total Debt and Preferred Stock-to-Total Market Capitalization [5]	20.7%		23.5%
Floating Rate Debt as a % of Total Debt [6]	37.7%		43.4%
Unhedged Floating Rate Debt as a % of Total Debt [7]	8.0%		4.2%
Mortgage Loans Payable as a % of Total Debt [8]	12.8%		17.4%
Mortgage Loans Payable as a % of Total Investments in Properties [9]	3.8%		4.9%
Adjusted EBITDA [10]	$24,238		$20,275
Interest Coverage [11]	5.2	x	5.4	x
Fixed Charge Coverage [12]	5.0	x	4.4	x
Total Debt-to-Adjusted EBITDA [13]	5.2	x	4.7	x
Total Debt and Preferred Stock-to-Adjusted EBITDA [14]	5.2	x	5.2	x
Weighted Average Maturity of Total Debt (years)	5.0		5.8

[1]	Includes 357,018 and 374,842 shares of unvested restricted stock outstanding as of March 31, 2018 and 2017, respectively.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on March 31, 2018 and 2017, respectively, in dollars per share.

[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including properties held for sale with a gross book value of approximately $0 and $16.4 million, as of March 31, 2018 and 2017, respectively.
[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of March 31, 2018 and 2017, respectively.
[5]	Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock at liquidation preference, if any, divided by total market capitalization as of March 31, 2018 and 2017, respectively. We redeemed all of our outstanding shares of Series A Preferred Stock in July 2017.
[6]	Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Floating rate debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.30% to 1.85%, depending on leverage as of March 31, 2018 and 2017. See “Note 7-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
[7]	Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Hedged debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.30% to 1.85%, depending on leverage as of March 31, 2018 and 2017. See “Note 7-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
[8]	Mortgage loans payable as a percentage of total debt is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs.
[9]	Mortgage loans payable as a percentage of investments in properties is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total investments in properties, including properties held for sale with aggregate gross book values of approximately $0 and $16.4 million, as of March 31, 2018 and 2017, respectively.
[10]	Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the three months ended March 31, 2018 and 2017, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[11]	Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[12]	Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends. We redeemed all of our outstanding shares of Series A Preferred Stock in July 2017. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[13]	Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[14]	Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock, if any, divided by annualized Adjusted EBITDA. We redeemed all of our outstanding shares of Series A Preferred Stock in July 2017. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2018:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2018	Common stock	$0.22	February 6, 2018	March 28, 2018	April 12, 2018

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under loans payable, draws on our Facility, common and preferred stock issuances, proceeds from property dispositions and issuances of unsecured notes. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs, corporate overhead costs and common stock dividends.

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $14.7 million for the three months ended March 31, 2018 compared to approximately $16.1 million for the three months ended March 31, 2017. This decrease in cash provided by operating activities is primarily attributable to an increase in interest expense for the three months ended March 31, 2018 compared to the same period from the prior year.

Cash From Investing Activities. Net cash used in investing activities was approximately $71.8 million and $21.5 million, respectively, for the three months ended March 31, 2018 and 2017, which consists primarily of cash paid for property acquisitions of approximately $85.4 million and $15.1 million, respectively, and additions to capital improvements of approximately $6.3 million and $6.4 million, respectively, offset by net proceeds from sales of real estate investments of approximately $19.8 million and $0, respectively.

Cash From Financing Activities. Net cash provided by financing activities was approximately $25.9 million for the three months ended March 31, 2018, which consists primarily of approximately $2.0 million in net common stock issuance proceeds and $40.4 million in borrowings on senior unsecured notes offset by approximately $12.2 million in equity dividend payments. Net cash provided by financing activities was approximately $4.1 million for the three months ended March 31, 2017, which consists primarily of approximately $53.9 million in net common stock issuance proceeds offset by approximately $10.4 million in equity dividend payments and net payments on our revolving credit facility of approximately $35.5 million.

Critical Accounting Policies

A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 and in the condensed notes to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

As of May 2, 2018, we have four outstanding contracts with third-party sellers to acquire three industrial properties and one improved land parcel. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City [1]	—	—	6,300	—
San Francisco Bay Area	—	—	—	—
Seattle	4	292,005	43,510	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—

Total	4	292,005	$49,810	$—

[1]	Includes one improved land parcel containing approximately 3.5 acres.

As of May 2, 2018, we have a commitment to fund a senior secured loan of approximately $55.0 million secured by a portfolio of improved land parcels. At our option, we may acquire certain of the improved land parcels in-lieu of loan repayment. There is no assurance that we will close on the senior secured loan under contract because the proposed commitment is subject to the completion of satisfactory due diligence and various closing conditions.

As of May 2, 2018, we have one outstanding contract with a third-party purchaser to sell one property for a sales price of approximately $24.3 million (net book value of approximately $10.2 million). There is no assurance we will sell the property under contract because the proposed disposition is subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

The following table summarizes our contractual obligations due by period as of March 31, 2018 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$19,104	$74,686	$211,153	$200,000	$504,943
Debt interest payments	12,707	22,849	19,364	24,233	79,153
Operating lease commitments	259	537	348	—	1,144
Purchase obligations	104,810	—	—	—	104,810

Total	$136,880	$98,072	$230,865	$224,233	$690,050

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

The following table reflects the calculation of FFO reconciled from net income, net of preferred stock dividends for the three months ended March 31, 2018 and 2017 (dollars in thousands except per share data):

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net income, net of preferred stock dividends	$10,057	$4,908	$5,149	104.9%
Gain on sales of real estate investments	(3,283)	—	(3,283)	n/a
Depreciation and amortization
Depreciation and amortization	10,735	9,184	1,551	16.9%
Non-real estate depreciation	(30)	(21)	(9)	42.9%
Allocation to participating securities [1]	(113)	(109)	(4)	3.7%

Funds from operations attributable to common stockholders [2,3]	$17,366	$13,962	$3,404	24.4%

Basic and diluted FFO per common share	$0.32	$0.29	$0.03	10.3%

Weighted average basic and diluted common shares	55,127,580	47,645,321

[1]	To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 359,503 and 394,494 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2018 and 2017, respectively.
[2]	Includes expensed acquisition costs of approximately $2,000 and $1,000 for the three months ended March 31, 2018 and 2017, respectively.
[3]	Includes performance share award expense of approximately $1.7 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively, which varies quarter to quarter based our total shareholder return outperforming the MSCI U.S. REIT Index (RMS) and the FTSE NAREIT Equity Industrial Index over the prior three year period. See “Note 9 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our performance share awards.

FFO increased by approximately $3.4 million for the three months ended March 31, 2018 compared to the same period from the prior year due primarily to property acquisitions during 2017 and 2018 and same store NOI growth of approximately $2.1 million for the three months ended March 31, 2018, compared to the same periods from the prior year. The FFO increase was offset by increased weighted average common shares for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net income	$10,057	$5,799	$4,258	73.4%
Gain on sales of real estate investments	(3,283)	—	(3,283)	n/a
Depreciation and amortization	10,735	9,184	1,551	16.9%
Interest expense, including amortization	4,685	3,766	919	24.4%
Stock-based compensation	2,042	1,525	517	33.9%
Acquisition costs	2	1	1	n/a

Adjusted EBITDA	$24,238	$20,275	$3,963	19.5%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of March 31, 2018 and since January 1, 2017 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as March 31, 2018. As of March 31, 2018, the same store pool consisted of 160 buildings aggregating approximately 11.1 million square feet representing approximately 86.4% of our total square feet owned and five improved land parcels containing 22.8 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net income [1]	$10,057	$5,799	$4,258	73.4%
Depreciation and amortization	10,735	9,184	1,551	16.9%
General and administrative	5,078	4,179	899	21.5%
Acquisition costs	2	1	1	n/a
Total other income and expenses	1,342	3,731	(2,389)	(64.0)%

Net operating income	27,214	22,894	4,320	18.9%
Less non-same store NOI [2]	(3,777)	(1,521)	(2,256)	148.3%

Same store NOI [3]	$23,437	$21,373	$2,064	9.7%

Less straight-line rents and amortization of lease intangibles [4]	(957)	(1,388)	431	(31.1)%

Cash-basis same store NOI [3]	$22,480	$19,985	$2,495	12.5%

[1]	Includes approximately $0.5 million and $25,000 of lease termination income for the three months ended March 31, 2018 and 2017, respectively.
[2]	Includes 2017 and 2018 acquisitions and dispositions.
[3]	Includes approximately $0.5 million and $25,000 of lease termination income for the three months ended March 31, 2018 and 2017, respectively.
[4]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $2.5 million for the three months ended March 31, 2018, compared to the same period from the prior year primarily due to increased rental revenue and tenant reimbursement revenue on new and renewed leases and approximately $0.5 million in lease termination income at our Hart property. The vacant space at our Hart property was re-leased in March 2018 with cash rent increasing by approximately 27.8%. In addition, approximately $0.5 million of the increase in cash-basis same store NOI related to properties that were acquired vacant or with near term expirations. Contractual rent abatements of approximately $0.8 million for both the three months ended March 31, 2018 and 2017 were given to certain tenants in the same-store pool.

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

As of March 31, 2018, we had $190.4 million of borrowings outstanding under our Facility. Of the $190.4 million outstanding on the Facility, $150.0 million is subject to interest rate caps. See “Note 7-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 2.94% as of March 31, 2018. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Facility as of March 31, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to give reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, President, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a)    Not Applicable.

(b)    Not Applicable.

(c)    Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
January 1, 2018 - January 31, 2018	95,437		$34.50	N/A	N/A
February 1, 2018 - February 28, 2018	11,830		33.86	N/A	N/A
March 1, 2018 - March 31, 2018	—		—	N/A	N/A

	107,267	[1]	$34.43	N/A	N/A

[1]	Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock or issuance of common stock under the Company’s Long-Term Incentive Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 2, 2018.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 2, 2018.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated May 2, 2018.

32.1**	18 U.S.C. § 1350 Certification dated May 2, 2018.

32.2**	18 U.S.C. § 1350 Certification dated May 2, 2018.

32.3**	18 U.S.C. § 1350 Certification dated May 2, 2018.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

May 2, 2018	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

May 2, 2018	By:	/s/ Michael A. Coke
Michael A. Coke
President

May 2, 2018	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer