Form 10-Q
period 2018-06-30
Terreno Realty Corp
filed 2018-08-02
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The registrant had 58,416,665 shares of its common stock, $0.01 par value per share, outstanding as of July 31, 2018.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements of Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments in real estate
Land	$759,705	$759,659
Buildings and improvements	797,721	801,242
Construction in progress	88,337	—
Intangible assets	76,594	76,029

Total investments in properties	1,722,357	1,636,930
Accumulated depreciation and amortization	(153,228)	(139,814)

Net investments in real estate	1,569,129	1,497,116
Cash and cash equivalents	27,701	35,710
Restricted cash	5,510	7,090
Senior secured loan, net	54,198	—
Other assets, net	30,104	27,955

Total assets	$1,686,642	$1,567,871

LIABILITIES AND EQUITY
Liabilities
Credit facility	$5,350	$—
Term loans payable, net	149,044	148,897
Senior unsecured notes, net	248,113	247,955
Mortgage loans payable, net	63,950	64,831
Security deposits	11,099	11,058
Intangible liabilities, net	23,119	22,361
Dividends payable	12,843	12,181
Performance share awards payable	8,009	11,824
Accounts payable and other liabilities	22,013	21,270

Total liabilities	543,540	540,377
Commitments and contingencies (Note 12)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 58,379,493 and 55,368,737 shares issued and outstanding, respectively	584	553
Additional paid-in capital	1,133,468	1,023,184
Retained earnings	9,934	4,803
Accumulated other comprehensive loss	(884)	(1,046)

Total stockholders’ equity	1,143,102	1,027,494

Total liabilities and equity	$1,686,642	$1,567,871

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Rental revenues	$28,906	$25,710	$57,640	$50,177
Tenant expense reimbursements	8,332	7,068	16,705	14,042

Total revenues	37,238	32,778	74,345	64,219

COSTS AND EXPENSES
Property operating expenses	10,313	8,452	20,206	16,999
Depreciation and amortization	9,774	9,076	20,509	18,260
General and administrative	5,007	6,030	10,085	10,209
Acquisition costs	5	10	7	11

Total costs and expenses	25,099	23,568	50,807	45,479

OTHER INCOME (EXPENSE)
Interest and other income	921	23	981	58
Interest expense, including amortization	(4,626)	(3,806)	(9,311)	(7,572)
Gain on sales of real estate investments	11,703	10,100	14,986	10,100

Total other income and expenses	7,998	6,317	6,656	2,586

Net income	20,137	15,527	30,194	21,326
Preferred stock dividends	—	(891)	—	(1,783)

Net income, net of preferred stock dividends	20,137	14,636	30,194	19,543
Allocation to participating securities	(125)	(107)	(190)	(141)

Net income available to common stockholders, net of preferred stock dividends	$20,012	$14,529	$30,004	$19,402

EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders, net of preferred stock dividends	$0.35	$0.29	$0.54	$0.40

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	56,698,959	50,325,668	55,917,610	48,992,899

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$20,137	$15,527	$30,194	$21,326
Other comprehensive income (loss):
cash flow hedge adjustment	78	(68)	162	(190)

Comprehensive income	$20,215	$15,459	$30,356	$21,136

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-	Retained	Comprehensive
	Shares	Amount	in Capital	Earnings	Loss	Total
Balance as of December 31, 2017	55,368,737	$553	$1,023,184	$4,803	$(1,046)	$1,027,494
Net income	—	—	—	30,194	—	30,194
Issuance of common stock, net of issuance costs of $1,849	3,091,020	31	112,871	—	—	112,902
Repurchase of common stock	(107,267)	—	(3,870)	—	—	(3,870)
Issuance of restricted stock	27,003	—	—	—	—	—
Stock-based compensation	—	—	1,283	—	—	1,283
Common stock dividends	—	—	—	(25,063)	—	(25,063)
Other comprehensive income	—	—	—	—	162	162

Balance as of June 30, 2018	58,379,493	$584	$1,133,468	$9,934	$(884)	$1,143,102

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,194	$21,326
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(2,199)	(2,009)
Amortization of lease intangibles	(1,775)	(814)
Depreciation and amortization	20,509	18,260
Gain on sales of real estate investments	(14,986)	(10,100)
Deferred financing cost amortization	715	554
Deferred senior secured loan fee amortization	(98)	0
Stock-based compensation	4,229	4,850
Changes in assets and liabilities
Other assets	(2,092)	(557)
Accounts payable and other liabilities	1,151	2,118

Net cash provided by operating activities	35,648	33,628

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(100,881)	(138,268)
Proceeds from sales of real estate investments, net	42,991	25,137
Additions to construction in progress	(2,469)	—
Additions to buildings, improvements and leasing costs	(13,327)	(12,597)
Cash paid for senior secured loan	(55,000)	—
Origination and other fees received on senior secured loan	900	—

Net cash used in investing activities	(127,786)	(125,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	107,991	140,853
Issuance costs on issuance of common stock	(1,566)	(2,084)
Repurchase of common stock	(3,870)	(3,436)
Borrowings on credit facility	98,350	77,000
Payments on credit facility	(93,000)	(107,500)
Payments on mortgage loans payable	(945)	(991)
Payment of deferred financing costs	(10)	—
Dividends paid to common stockholders	(24,401)	(19,388)
Dividends paid to preferred stockholders	—	(1,783)

Net cash provided by financing activities	82,549	82,671

Net decrease in cash and cash equivalents and restricted cash	(9,589)	(9,429)
Cash and cash equivalents and restricted cash at beginning of period	42,800	18,478

Cash and cash equivalents and restricted cash at end of period	$33,211	$9,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$9,364	$7,011
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$6,704	$8,088

Reconciliation of cash paid for property acquisitions
Acquisition of properties	$103,714	$155,915
Assumption of other assets and liabilities	(2,833)	(17,647)

Net cash paid for property acquisitions	$100,881	$138,268

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these notes to the consolidated financial statements are unaudited. As of June 30, 2018, the Company owned 195 buildings aggregating approximately 12.5 million square feet, 11 improved land parcels consisting of approximately 51.4 acres and four buildings under redevelopment expected to contain approximately 0.5 million square feet upon completion.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three or six months ended June 30, 2018 or 2017.

Loans Held-for-Investment. Loans that are held-for-investment are carried at cost, net of loan fees and origination costs, as applicable, unless the loans are deemed impaired. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of loans that are held-for-investment. The Company evaluates its senior secured loan (the “Senior Secured Loan”), which is classified as held-for-investment, for impairment quarterly. If the Senior Secured Loan is considered to be impaired, the Company records an allowance through the provision for Senior Secured Loan losses to reduce the carrying value of the Senior Secured Loan to the present value of expected future cash flows discounted at the Senior Secured Loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Actual losses, if any, could differ significantly from the Company’s estimates. There were no impairment charges recorded to the carrying value of the Senior Secured Loan during the three or six months ended June 30, 2018 or 2017.

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

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.9 million and $0.5 million, respectively, for the three months ended June 30, 2018 and 2017, and approximately $1.8 million and $0.8 million, respectively, for the six months ended June 30, 2018 and 2017. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of June 30, 2018 is 8.9 years. As of June 30, 2018 and December 31, 2017, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	June 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$72,424	$(48,437)	$23,987	$71,502	$(45,885)	$25,617
Above-market leases	4,170	(3,475)	695	4,527	(3,695)	832
Below-market leases	(32,881)	9,762	(23,119)	(30,386)	8,025	(22,361)

Total	$43,713	$(42,150)	$1,563	$45,643	$(41,555)	$4,088

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

The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2018	2017
Beginning
Cash and cash equivalents at beginning of period	$35,710	$14,208
Restricted cash	7,090	4,270

Cash and cash equivalents and restricted cash	42,800	18,478
Ending
Cash and cash equivalents at end of period	27,701	4,481
Restricted cash	5,510	4,568

Cash and cash equivalents and restricted cash	33,211	9,049

Net decrease in cash and cash equivalents and restricted cash	$(9,589)	$(9,429)

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

As of June 30, 2018 and December 31, 2017, approximately $24.1 million and $23.0 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.3 million and $0.1 million as of June 30, 2018 and December 31, 2017, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $6.3 million and $5.7 million as of June 30, 2018 and December 31, 2017, respectively.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of June 30, 2018 and December 31, 2017, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

As of June 30, 2018, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019, and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2018 and December 31, 2017, the fair value of the interest rate caps was approximately $0.1 million and $30,000, respectively.

Fair Value of Financial Instruments. ASC 820, Fair Value Measurements and Disclosures (Note 9), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. ASC 820 requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard requires that non-lease components, such as tenant expense reimbursement revenues, be accounted for in accordance with ASU 2014-09, Revenue from Contracts with Customers (see above), which could change the classification and timing of its non-lease components. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, which for the Company would be the first quarter of 2019, and early adoption is permitted. The standard is not expected to have a material effect on the Company’s financial statements from a lessee perspective. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements, which allows lessors to elect a practical expedient by class of underlying assets to not separate non-lease components from the lease component if certain conditions are met. The lessor’s practical expedient election would be limited to circumstances in which the non-lease components otherwise would be accounted for under the new revenue guidance and both (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the lease component would be classified as an operating lease. The Company expects to elect the practical expedient which would allow the Company the ability to combine the lease and non-lease components if the underlying asset meets the criteria above. ASU 2018-11 also includes an optional transition method in addition to the existing requirements for transition to the new standard by recognizing a cumulative effect adjustment to the opening balance sheet of retained earnings in the period of adoption. Consequently, a company’s reporting for the comparative periods presented in the financial statements would continue to be in accordance with current GAAP (Topic 840). The Company plans to elect this practical expedient as well. The Company plans to adopt the provisions of ASU No. 2016-2 and ASU No. 2018-11 effective January 1, 2019 using the modified retrospective approach and plans to apply the package of practical expedients available to the Company upon adoption. The Company is currently assessing the potential changes to its accounting and whether such changes will have a material impact on its consolidated financial statements and condensed notes to its consolidated financial statements, as well as its business processes, controls and systems.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption was permitted. The Company adopted ASU 2016-15 as of January 1, 2018. As a result of adoption of the standard, there was no material impact to the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarified guidance regarding when changes to the terms or conditions of a share-based payment must be accounted for as a modification. The guidance will be applied prospectively to awards modified on or after the adoption date. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption was permitted. The Company adopted ASU 2017-09 as of January 1, 2018. As a result of adoption of the standard, there was no material impact to the Company’s consolidated financial statements.

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

As of June 30, 2018, the Company owned 55 buildings aggregating approximately 3.1 million square feet and five land parcels consisting of approximately 26.8 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 26.4% of its annualized base rent, and 36 buildings aggregating approximately 2.7 million square feet and three land parcels consisting of approximately 8.0 acres located in Los Angeles, which accounted for a combined percentage of approximately 19.2% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of June 30, 2018, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than 10% of its rental revenues for the six months ended June 30, 2018.

Note 4. Investments in Real Estate

During the three months ended June 30, 2018, the Company acquired two industrial buildings containing approximately 50,000 square feet and one improved land parcel containing approximately 3.5 acres. The total aggregate initial investment, including acquisition costs, was approximately $15.8 million, of which $10.8 million was recorded to land, $3.8 million to buildings and improvements, $1.3 million to intangible assets and $0.4 million to intangible liabilities.

During the six months ended June 30, 2018, the Company acquired five industrial buildings containing approximately 468,000 square feet, including two buildings under redevelopment that upon completion will contain approximately 318,000 square feet with a total expected investment of approximately $96.3 million, including redevelopment costs of approximately $28.5 million, and one improved land parcel containing approximately 3.5 acres. The total aggregate initial investment, including acquisition costs, was approximately $103.7 million, of which $74.4 million was recorded to land, $25.4 million to buildings and improvements, $3.9 million to intangible assets and $2.7 million to intangible liabilities.

The Company recorded revenues and net income for the three months ended June 30, 2018 of approximately $0.8 million and $0.3 million, respectively, and recorded revenues and net income for the six months ended June 30, 2018 of approximately $1.1 million and $0.4 million, respectively, related to the 2018 acquisitions.

During the three months ended June 30, 2017, the Company acquired 11 industrial buildings containing approximately 807,000 square feet and two improved land parcels containing approximately 17.8 acres. The total aggregate initial investment, including acquisition costs, was approximately $140.8 million, of which $102.7 million was recorded to land, $31.2 million to buildings and improvements, $6.9 million to intangible assets and $17.3 million to intangible liabilities.

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

During 2018, the Company began redevelopment on four buildings that upon completion will contain approximately 0.5 million square feet with a total expected investment of approximately $119.2 million, including redevelopment costs of approximately $32.9 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.6 million and $0, respectively, during the three months ended June 30, 2018 and 2017, and approximately $0.8 million and $0, respectively, during the six months ended June 30, 2018 and 2017.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three and six months ended June 30, 2018 and 2017 as if all of the Company’s acquisitions during the six months ended June 30, 2018 occurred on January 1, 2017. The following pro forma results for the three and six months ended June 30, 2018 and 2017 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2017, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues	$37,347	$33,477	$75,052	$66,003
Net income available to common stockholders, net of preferred stock dividends	20,075	14,833	30,356	20,132
Basic and diluted net income available to common stockholders per share, net of preferred stock dividends	$0.35	$0.29	$0.54	$0.41

Note 5. Held for Sale/Disposed Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of June 30, 2018, the Company did not have any properties held for sale.

During the six months ended June 30, 2018, the Company sold one property located in the Washington, D.C. market for a sales price of approximately $20.3 million, resulting in a gain of approximately $3.3 million, and one property located in the Miami market for a sales price of approximately $24.3 million, resulting in a gain of approximately $11.7 million.

During the six months ended June 30, 2017, the Company sold one property located in the Los Angeles market for a sales price of approximately $25.3 million, resulting in a gain of approximately $10.1 million.

Note 6. Senior Secured Loan

On May 7, 2018, the Company made a Senior Secured Loan of $55.0 million with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020. The Senior Secured Loan is secured by a portfolio of nine improved land parcels primarily located in Newark and Kearny, New Jersey. One of the properties securing the Senior Secured Loan may be put to the Company as partial repayment of the Senior Secured Loan. This property, and two of the other properties, may be called by the Company as partial or full repayment of the Senior Secured Loan. As of June 30, 2018 and December 31, 2017, there was approximately $54.2 million and $0, respectively, net of deferred loan fees of approximately $0.8 million and $0, respectively, outstanding on the Senior Secured Loan and approximately $0.4 million and $0, respectively, of interest receivable outstanding on the Senior Secured Loan. Interest receivable is included as a component of other assets in the accompanying consolidated balance sheets.

Note 7. Debt

As of June 30, 2018, the Company had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $200.0 million unsecured revolving credit facility that matures in August 2020, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of June 30, 2018 and December 31, 2017, there was $5.4 million and $0, respectively, of borrowings outstanding on the revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on the term loans. As of both June 30, 2018 and December 31, 2017, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. See “Note 8-Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million of term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of June 30, 2018) for the revolving credit facility and 1.30% to 1.85% (1.30% as of June 30, 2018) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of June 30, 2018 and December 31, 2017.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2019 and 2021. As of June 30, 2018, the Company had three mortgage loans payable, net of deferred financing costs, totaling approximately $64.0 million, which bear interest at a weighted average fixed annual rate of 4.0%. As of December 31, 2017, the Company had three mortgage loans payable, net of deferred financing costs, totaling approximately $64.8 million, which bore interest at a weighted average fixed annual interest rate of 4.0%. As of June 30, 2018 and December 31, 2017, the total gross book value of the properties securing the debt was approximately $154.0 million and $153.7 million, respectively.

The scheduled principal payments of the Company’s debt as of June 30, 2018 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2018 (6 months)	$—	$—	$—	$965	$965
2019	—	—	—	18,805	18,805
2020	5,350	—	—	33,077	38,427
2021	—	50,000	—	11,271	61,271
2022	—	100,000	50,000	—	150,000
Thereafter	—	—	200,000	—	200,000

Total Debt	5,350	150,000	250,000	64,118	469,468
Deferred financing costs, net	—	(956)	(1,887)	(168)	(3,011)

Total Debt, net	$5,350	$149,044	$248,113	$63,950	$466,457

Weighted Average Interest Rate	3.4%	3.3%	4.1%	4.0%	3.8%

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

As of June 30, 2018, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019 and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company is required to make certain monthly variable rate payments on the term loans, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.

The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

				Fair Value		Notional Amount
Derivative Instrument	Effective Date	Maturity Date	Interest Rate Strike	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Assets:
Interest Rate Cap	12/1/2014	5/1/2021	4.0%	$57	$26	$50,000	$50,000
Interest Rate Cap	9/1/2015	4/1/2019	4.0%	—	1	50,000	50,000
Interest Rate Cap	9/1/2015	2/3/2020	4.0%	4	3	50,000	50,000

Total				$61	$30	$150,000	$150,000

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

The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$76	$16	$131	$34
Amount of gain reclassified from AOCI into interest expense (effective portion)	$76	$16	$131	$34

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

Recurring Measurements – Interest Rate Contracts

Fair Value of Interest Rate Caps

Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of June 30, 2018, the Company applied the provisions of this standard to the valuation of its interest rate caps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Fair Value Measurement Using
		Quoted Price in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate caps at:
June 30, 2018	$61	$—	$61	$—
December 31, 2017	$30	$—	$30	$—

Financial Instruments Disclosed at Fair Value

As of June 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs. The fair value of the Company’s Senior Secured Loan approximated its carrying value because the interest rate approximates the market lending rate available to the borrower, which is a Level 2 input.

The following table sets forth the carrying value and the estimated fair value of the Company’s Senior Secured Loan and debt as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Fair Value Measurement Using
		Quoted Price in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	Carrying Value
Assets
Senior Secured Loan at:
June 30, 2018	$55,000	$—	$55,000	$—	$54,198
December 31, 2017	$—	$—	$—	$—	$—
Liabilities
Debt at:
June 30, 2018	$455,851	$—	$455,851	$—	$466,457
December 31, 2017	$459,048	$—	$459,048	$—	$461,683

Note 10. Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$250 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $250.0 million ($230.8 million remaining as of June 30, 2018) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $250 Million ATM Program, the Company had a $200.0 million ATM program (the “$200 Million ATM Program”), which was substantially utilized as of June 30, 2018 and which is no longer active, and a $150.0 million ATM program (the “$150 Million ATM Program”), which was fully utilized as of June 30, 2017. Actual sales under the $250 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the $250 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Facility. During the three and six months ended June 30, 2018, the Company issued an aggregate of 2,826,167 and 2,885,401 shares, respectively, of common stock at a weighted average offering price of $37.48 and $37.43 per share, respectively, under the $250 Million ATM Program and the $200 Million ATM Program, resulting in net proceeds of approximately $104.4 million and $106.4 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.5 million and $1.6 million, respectively. During the three and six months ended June 30, 2017, the Company issued an aggregate of 2,788,986 and 4,836,086 shares, respectively, of common stock at a weighted average offering price of $32.05 and $30.06 per share, respectively, under the $150 Million ATM Program, resulting in net proceeds of approximately $88.1 million and $143.3 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.3 million and $2.1 million, respectively.

The Company has a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its outstanding common stock from time to time through December 31, 2018. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2018, the Company has not repurchased any shares of stock pursuant to its share repurchase authorization.

In connection with the Annual Meeting of stockholders on May 1, 2018, the Company granted a total of 9,656 shares of unrestricted common stock to its independent directors under the Company’s Amended and Restated 2010 Equity Incentive Plan (the “Plan”) with a grant date fair value per share of $37.29. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.4 million in compensation costs for both the three and six months ended June 30, 2018 related to this issuance.

On July 19, 2017, the Company redeemed all 1,840,000 outstanding shares of the 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) for cash at a redemption price of $25.00 per share, plus an amount per share of $0.096875 representing all accrued and unpaid dividends per share from July 1, 2017 to, but excluding, July 19, 2017. As of both June 30, 2018 and December 31, 2017, no shares of Series A Preferred Stock were issued and outstanding.

As of June 30, 2018, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Plan, of which 362,402 were remaining available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to June 30, 2018 ranged from $14.20 to $32.10. The fair value of the restricted stock that was granted during the six months ended June 30, 2018 was approximately $0.9 million and the vesting period for the restricted stock is five years. As of June 30, 2018, the Company had approximately $4.6 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 2.7 years. The Company recognized compensation costs of approximately $0.4 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $0.9 million for both the six months ended June 30, 2018 and 2017 related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the six months ended June 30, 2018:

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2017	357,183	$21.01
Granted	27,003	32.10
Forfeited	(11,830)	20.30
Vested	(15,338)	20.21

Non-vested shares outstanding as of June 30, 2018	357,018	$21.91

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of June 30, 2018:

Non-vested Shares Vesting Schedule	Number of Shares
2018 (6 months)	—
2019	24,372
2020	303,433
2021	13,750
2022	10,068
Thereafter	5,395

Total Non-vested Shares	357,018

Long-Term Incentive Plan:

As of June 30, 2018, there are three open performance measurement periods for the Performance Share awards: January 1, 2016 to December 31, 2018, January 1, 2017 to December 31, 2019 and January 1, 2018 to December 31, 2020. During the six months ended June 30, 2018, the Company issued 195,963 shares of common stock at a price of $34.50 per share related to the Performance Share awards for the performance period from January 1, 2015 to December 31, 2017. The expense related to the open Performance Share awards varies quarter to quarter based on the Company’s relative share price performance.

The following table summarizes certain information with respect to the Performance Share awards (dollars in thousands):

			Expense		Expense
	Fair Value	Accrual	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Performance Share Period	June 30, 2018	June 30, 2018	2018	2017	2018	2017
January 1, 2018 - December 31, 2020	$3,168	$523	$279	$—	$523	$—
January 1, 2017 - December 31, 2019	5,298	2,642	509	470	1,109	675
January 1, 2016 - December 31, 2018	5,821	4,844	579	1,046	1,393	1,355
January 1, 2015 - December 31, 2017	—	—	—	996	—	1,603

Total	$14,287	$8,009	$1,367	$2,512	$3,025	$3,633

Dividends:

The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2018:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2018	Common stock	$0.22	February 6, 2018	March 28, 2018	April 12, 2018
June 30, 2018	Common stock	$0.22	May 1, 2018	July 6, 2018	July 20, 2018

Note 11. Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for both the three and six months ended June 30, 2018 and 2017.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 357,018 and 374,842 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2018 and 2017, respectively, and 358,253 and 384,614 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2018 and 2017, respectively.

Note 12. Commitments and Contingencies

Contractual Commitments. As of August 1, 2018, the Company has five outstanding contracts with third-party sellers to acquire five industrial properties consisting of approximately 672,000 square feet and one improved land parcel containing approximately 1.3 acres. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area[1]	8	407,417	67,790	—
Seattle	3	264,910	39,817	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—

Total	11	672,327	$107,607	$—

[1]	Includes one improved land parcel containing approximately 1.3 acres.

As of August 1, 2018, the Company has executed three non-binding letters of intent with third-party sellers to acquire three industrial properties consisting of approximately 75,000 square feet and one improved land parcel containing approximately 2.3 acres. The total purchase price for these industrial properties is approximately $22.7 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.

Note 13. Subsequent Events

On August 1, 2018, the Company’s board of directors declared a cash dividend in the amount of $0.24 per share of its common stock payable on October 19, 2018 to the stockholders of record as of the close of business on October 5, 2018.

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

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and transshipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of June 30, 2018, we owned a total of 195 buildings aggregating approximately 12.5 million square feet that were approximately 98.2% leased to 430 customers, the largest of which accounted for approximately 4.2% of our total annualized base rent, 11 improved land parcels consisting of 51.4 acres and four buildings under redevelopment expected to contain approximately 0.5 million square feet upon completion. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

The following table summarizes by market our investments in real estate as of June 30, 2018:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of June 30, 2018	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)[3]
Los Angeles	36	2,736,305	21.9%	98.8%	$20,790	19.2%	$7.69	7.0	$391,125
Northern New Jersey/New York City	55	3,145,507	25.1%	99.4%	27,486	25.4%	8.79	4.3	448,007
San Francisco Bay Area	28	1,379,952	11.0%	98.8%	15,682	14.5%	11.50	4.6	209,507
Seattle	25	1,665,625	13.3%	99.4%	13,313	12.3%	8.04	3.8	231,946
Miami	28	1,523,367	12.2%	98.7%	12,824	11.9%	8.53	2.9	174,480
Washington, D.C.	23	2,059,181	16.5%	94.0%	18,017	16.7%	9.31	3.8	267,292

Total/Weighted Average	195	12,509,937	100.0%	98.2%	$108,112	100.0%	$8.80	4.6	$1,722,357

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2018, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of June 30, 2018, weighted by the respective square footage.
[3]	Includes approximately 51.4 acres of improved land and four buildings under redevelopment expected to contain approximately 0.5 million square feet upon completion as discussed below.

We own 11 improved land parcels totaling approximately 51.4 acres that are approximately 72.9% leased to 12 customers. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may redevelop such land. We own four buildings under redevelopment expected to contain approximately 0.5 million square feet upon completion with a total expected investment of approximately $119.2 million, including redevelopment costs of approximately $32.9 million.

The following table summarizes by market our investments in improved land as of June 30, 2018:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of June 30, 2018	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	3	8.0	15.6%	57.6%	$727	18.9%	$3.61	1.7
Northern New Jersey/New York City	5	26.8	52.1%	60.7%	2,053	53.3%	2.89	7.4
San Francisco Bay Area	—	—	—	—	—	—	—	—
Seattle	—	—	—	—	—	—	—	—
Miami	2	3.2	6.2%	100.0%	335	8.7%	2.43	0.8
Washington, D.C.	1	13.4	26.1%	100.0%	734	19.1%	1.26	1.5

Total/Weighted Average	11	51.4	100.0%	72.9%	$3,849	100.0%	$2.36	4.0

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2018, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of June 30, 2018, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Building improvements	$5,406	$3,533	$7,748	$6,018
Tenant improvements	694	954	1,622	3,313
Leasing commissions	1,572	2,141	2,710	3,283
Redevelopment and expansion	2,161	—	2,895	—

Total capital expenditures[1]	$9,833	$6,628	$14,975	$12,614

[1]	Includes approximately $6.2 million and $3.3 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $8.2 million and $6.5 million for the six months ended June 30, 2018 and 2017, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 13 and seven properties for the three months ended June 30, 2018 and 2017, respectively, and at 17 and eight properties for the six months ended June 30, 2018 and 2017, respectively.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 92.2% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of June 30, 2018 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	United States Government	9	381,431	3.0%	$4,696	4.2%
2	FedEx Corporation	7	490,779	3.9%	4,607	4.1%
3	Danaher	3	171,707	1.4%	2,961	2.6%
4	AmerisourceBergen	1	211,418	1.7%	2,260	2.0%
5	Northrop Grumman Systems	2	199,866	1.6%	2,197	2.0%
6	District of Columbia	3	149,203	1.2%	1,600	1.4%
7	Z Gallerie Inc.	1	230,891	1.8%	1,512	1.4%
8	XPO Logistics	2	180,717	1.4%	1,497	1.3%
9	West Coast Warehouse Inc.	1	265,500	2.1%	1,468	1.3%
10	YRC	2	61,252	0.5%	1,337	1.2%
11	O’Neill Logistics	2	237,692	1.9%	1,323	1.2%
12	Miami International Freight Systems	1	192,454	1.5%	1,245	1.1%
13	Bar Logistics	2	203,263	1.6%	1,220	1.1%
14	Saia Motor Freight Line LLC	1	52,086	0.4%	1,212	1.1%
15	JAM’N Logistics	1	110,336	0.9%	1,159	1.0%
16	Avborne Accessory Group	1	137,594	1.1%	1,113	1.0%
17	Space Systems/Loral LLC	2	107,060	0.9%	1,107	1.0%
18	Amazon.com	1	158,168	1.3%	1,044	0.9%
19	Exquisite Apparel Corporation	1	114,061	0.9%	985	0.9%
20	Home Depot USA Inc.	1	192,000	1.5%	930	0.9%

	Total	44	3,847,478	30.8%	$35,473	31.7%

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2018, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place as of June 30, 2018, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2]	% of Total Annualized Base Rent
2018 [1]	254,884	2.0%	$2,135	1.8%
2019	2,216,013	17.7%	17,035	14.0%
2020	1,751,630	14.0%	16,046	13.2%
2021	2,190,486	17.5%	18,774	15.4%
2022	1,630,758	13.1%	15,988	13.1%
Thereafter	4,243,776	33.9%	51,936	42.5%

Total	12,287,547	98.2%	$121,914	100.0%

[1]	Includes leases that expire on or after June 30, 2018 and month-to-month leases totaling approximately 11,000 square feet.
[2]	Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of June 30, 2018, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of June 30, 2018, leases representing approximately 2.0% of the total rentable square footage of our portfolio are scheduled to expire through December 31, 2018. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for 2018 expirations will be above the rates currently being paid for the same space. The tenant at our Belleville property received approximately $0.4 million in rent abatements during the three months ended June 30, 2018 and will receive approximately $0.2 million in rent abatements during the three months ended September 30, 2018 under the terms of a previously negotiated ten-year lease extension. Rent changes on new and renewed leases totaling approximately 0.3 million square feet commencing during the three months ended June 30, 2018 were approximately 33.9% higher as compared to the previous rental rates for that same space, and rent changes on new and renewed leases totaling approximately 0.9 million square feet commencing during the six months ended June 30, 2018 were approximately 18.7% higher as compared to the previous rental rates for that same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Recent Developments

Acquisition Activity

During the three months ended June 30, 2018, we acquired two industrial buildings containing approximately 50,000 square feet and one land parcel containing approximately 3.5 acres for a total purchase price of approximately $14.9 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions, net proceeds from the issuance of common stock and proceeds from borrowings on our revolving credit facility. The following table sets forth the industrial properties we acquired during the three months ended June 30, 2018:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Wicks Blvd	San Leandro, CA	April 27, 2018	1	11,300	$2,600	5.2%
85 Doremus	Newark, NJ	May 7, 2018	—	—	6,300	5.1%
East Valley	Renton, WA	May 7, 2018	1	39,005	5,950	5.2%

Total/Weighted Average			2	50,305	$14,850	5.2%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $15.8 million, including $0.6 million in closing costs and acquisition costs.
[2]	Stabilized cap rates are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Redevelopment Activity

In 2018, we began redevelopment of four properties that will contain approximately 0.5 million square feet upon completion with a total expected investment of approximately $119.2 million, including redevelopment costs, capitalized interest and other costs of approximately $32.9 million as follows:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date	Amount Remaining to Spend	Estimated Stabilized Cap Rate [2]	Estimated Completion Quarter
1775 NW 70th Avenue	$10,010	$9,539	$471	5.3%	Q4 2018
Woodside	32,614	26,243	6,371	5.7%	Q3 2019
1st Avenue South	63,675	43,241	20,434	5.1%	Q3 2020
10100 NW 25th Street	12,942	9,314	3,628	5.3%	Q4 2018

Total/Weighted Average	$119,241	$88,337	$30,904	5.3%

[1]	Total expected investment for the property includes the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
[2]	Stabilized cap rates are calculated as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Disposition Activity

During the six months ended June 30, 2018, we sold one property located in the Washington, D.C. market for a sales price of approximately $20.3 million, resulting in a gain of approximately $3.3 million, and one property located in the Miami market for a sales price of approximately $24.3 million, resulting in a gain of approximately $11.7 million.

The following summarizes the condensed results of operations of the properties sold during the six months ended June 30, 2018, for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Rental revenues	$350	$573	$821	$1,243
Tenant expense reimbursements	(11)	35	17	108
Property operating expenses	(84)	(145)	(257)	(294)
Depreciation and amortization	(63)	(186)	(182)	(425)

Income from operations	$192	$277	$399	$632

ATM Program

We have an at-the-market equity offering program (the “$250 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $250.0 million ($230.8 million remaining as of June 30, 2018) in amounts and at times as we determine from time to time. Prior to the implementation of the $250 Million ATM Program, we had a $200.0 million ATM Program (the “$200 Million ATM Program”) which was substantially utilized as of June 30, 2018 and which is no longer active, and a $150.0 million ATM program (the “$150 Million ATM Program”), which was fully utilized as of June 30, 2017. During the three and six months ended June 30, 2018, we issued an aggregate of 2,826,167 and 2,885,401 shares, respectively, of common stock at a weighted average offering price of $37.48 and $37.43 per share, respectively, under the $250 Million ATM Program and the $200 Million ATM Program, resulting in net proceeds of approximately $104.4 million and $106.4 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.5 million and $1.6 million, respectively.

Senior Secured Loan

On May 7, 2018, we made a senior secured loan of $55.0 million with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020 (the “Senior Secured Loan”). The Senior Secured Loan is secured by a portfolio of nine improved land parcels primarily located in Newark and Kearny, New Jersey. One of the properties securing the Senior Secured Loan may be put to us as partial repayment of the Senior Secured Loan. This property, and two of the other properties, may be called by us as partial or full repayment of the Senior Secured Loan. As of June 30, 2018 and December 31, 2017, there was approximately $54.2 million and $0, respectively, net of deferred loan fees of approximately $0.8 million and $0, respectively, outstanding on the Senior Secured Loan and approximately $0.4 million and $0, respectively, of interest receivable outstanding on the Senior Secured Loan.

Share Repurchase Program

We have a share repurchase program authorizing us to repurchase up to 2,000,000 shares of our outstanding common stock from time to time through December 31, 2018. Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2018, we have not repurchased any shares of stock pursuant to our share repurchase authorization.

Dividend and Distribution Activity

On August 1, 2018, our board of directors declared a cash dividend in the amount of $0.24 per share of our common stock payable on October 19, 2018 to the stockholders of record as of the close of business on October 5, 2018.

Contractual Commitments

As of August 1, 2018, we have five outstanding contracts with third-party sellers to acquire five industrial properties and three non-binding letters of intent with third-party sellers to acquire three industrial properties as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire the properties because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions, and with respect to the properties under non-binding letters of intent, our entry into purchase and sale agreements.

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 92.2% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

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

The analysis of our results below for the three and six months ended June 30, 2018 and 2017 includes the changes attributable to same store properties. The same store pool for the comparison of the three and six months ended June 30, 2018 and 2017 includes all properties that were owned and in operation as of June 30, 2018 and since January 1, 2017 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of June 30, 2018. As of June 30, 2018, the same store pool consisted of 158 buildings aggregating approximately 10.7 million square feet representing approximately 85.6% of our total square feet owned and five improved land parcels consisting of 22.8 acres. As of June 30, 2018, the non-same store properties, which we acquired, redeveloped, or sold during 2017 and 2018 or were held for sale (if any) or in redevelopment as of June 30, 2018, consisted of 37 buildings aggregating approximately 1.8 million square feet, six improved land parcels consisting of 28.6 acres and four buildings under redevelopment expected to contain approximately 0.5 million square feet upon completion. As of June 30, 2018 and 2017, the consolidated same store pool occupancy was approximately 98.3% and 97.8%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017:

	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$23,956	$23,303	$653	2.8%
Non-same store operating properties [1]	4,950	2,407	2,543	105.7%

Total rental revenues	28,906	25,710	3,196	12.4%
Tenant expense reimbursements
Same store	6,824	6,535	289	4.4%
Non-same store operating properties [1]	1,508	533	975	182.9%

Total tenant expense reimbursements	8,332	7,068	1,264	17.9%

Total revenues	37,238	32,778	4,460	13.6%

Property operating expenses
Same store	8,135	7,674	461	6.0%
Non-same store operating properties [1]	2,178	778	1,400	179.9%

Total property operating expenses	10,313	8,452	1,861	22.0%

Net operating income [2]
Same store	22,645	22,164	481	2.2%
Non-same store operating properties [1]	4,280	2,162	2,118	98.0%

Total net operating income	$26,925	$24,326	$2,599	10.7%

Other costs and expenses
Depreciation and amortization	9,774	9,076	698	7.7%
General and administrative	5,007	6,030	(1,023)	(17.0)%
Acquisition costs	5	10	(5)	(50.0)%

Total other costs and expenses	14,786	15,116	(330)	(2.2)%

Other income (expense)
Interest and other income	921	23	898	3904.3%
Interest expense, including amortization	(4,626)	(3,806)	(820)	21.5%
Gain on sales of real estate investments	11,703	10,100	1,603	15.9%

Total other income and (expenses)	7,998	6,317	1,681	26.6%

Net income	$20,137	$15,527	$4,610	29.7%

[1]	Includes 2017 and 2018 acquisitions and dispositions, six improved land parcels and four redevelopment properties as of June 30, 2018.

[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $4.5 million for the three months ended June 30, 2018 compared to the same period from the prior year due primarily to property acquisitions during 2017 and 2018 and increased revenue on new and renewed leases. For the three months ended June 30, 2018 and 2017, approximately $1.0 million and $0.7 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $1.9 million during the three months ended June 30, 2018 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.4 million attributable to property acquisitions during 2017 and 2018.

Depreciation and amortization. Depreciation and amortization increased approximately $0.7 million during the three months ended June 30, 2018 compared to the same period from the prior year due to property acquisitions during 2017 and 2018.

General and administrative expenses. General and administrative expenses decreased approximately $1.0 million for the three months ended June 30, 2018 compared to the same period from the prior year due primarily to a decrease of approximately $1.1 million in Performance Share award expense, which varies quarter to quarter based on our relative share price performance. Performance Share award expense for the three months ended June 30, 2018 was approximately $1.4 million as compared to approximately $2.5 million for the prior year period. See “Note 10 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our Performance Share awards.

Interest and other income. Interest and other income increased approximately $0.9 million for the three months ended June 30, 2018 compared to the same period from the prior year primarily due to approximately $0.7 million in interest earned on our Senior Secured Loan, which we made in May 2018.

Interest expense, including amortization. Interest expense increased approximately $0.8 million for the three months ended June 30, 2018 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings on our credit facility and senior unsecured debt, offset by capitalized interest.

Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $1.6 million for the three months ended June 30, 2018 compared to the same period from the prior year due to property sales. For the three months ended June 30, 2018, we recognized a gain of approximately $11.7 million from the sale of one property, as compared to a gain of approximately $10.1 million from the sale of one property in the same period from the prior year.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017:

	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$47,894	$45,671	$2,223	4.9%
Non-same store operating properties [1]	9,746	4,506	5,240	116.3%

Total rental revenues	57,640	50,177	7,463	14.9%
Tenant expense reimbursements
Same store	14,014	13,059	955	7.3%
Non-same store operating properties [1]	2,691	983	1,708	173.8%

Total tenant expense reimbursements	16,705	14,042	2,663	19.0%

Total revenues	74,345	64,219	10,126	15.8%

Property operating expenses
Same store	16,296	15,675	621	4.0%
Non-same store operating properties [1]	3,910	1,324	2,586	195.3%

Total property operating expenses	20,206	16,999	3,207	18.9%

Net operating income [2]
Same store	45,612	43,055	2,557	5.9%
Non-same store operating properties [1]	8,527	4,165	4,362	104.7%

Total net operating income	$54,139	$47,220	$6,919	14.7%

Other costs and expenses
Depreciation and amortization	20,509	18,260	2,249	12.3%
General and administrative	10,085	10,209	(124)	(1.2)%
Acquisition costs	7	11	(4)	(36.4)%

Total other costs and expenses	30,601	28,480	2,121	7.4%

Other income (expense)
Interest and other income	981	58	923	1591.4%
Interest expense, including amortization	(9,311)	(7,572)	(1,739)	23.0%
Gain on sales of real estate investments	14,986	10,100	4,886	48.4%

Total other income and (expenses)	6,656	2,586	4,070	157.4%

Net income	$30,194	$21,326	$8,868	41.6%

[1]	Includes 2017 and 2018 acquisitions and dispositions, six improved land parcels and four redevelopment properties as of June 30, 2018.
[2]	Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $10.1 million for the six months ended June 30, 2018 compared to the same period from the prior year due primarily to property acquisitions during 2017 and 2018, increased revenue on new and renewed leases and lease termination income at our Hart property of approximately $0.5 million. The vacant space at our Hart property was re-leased in March 2018 with cash rent increasing by approximately 27.8%. For the six months ended June 30, 2018 and 2017, approximately $1.9 million and $1.5 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $3.2 million during the six months ended June 30, 2018 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $2.6 million attributable to property acquisitions during 2017 and 2018.

Depreciation and amortization. Depreciation and amortization increased approximately $2.2 million during the six months ended June 30, 2018 compared to the same period from the prior year due to property acquisitions during 2017 and 2018.

General and administrative expenses. General and administrative expenses decreased approximately $0.1 million for the six months ended June 30, 2018 compared to the same period from the prior year due primarily to a decrease of approximately $0.6 million in Performance Share award expense, which varies quarter to quarter based on our relative share price performance, partially offset by an increase in overhead expenses of $0.4 million. Performance Share award expense for the six months ended June 30, 2018 was approximately $3.0 million as compared to approximately $3.6 million for the prior year period. See “Note 10 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our Performance Share awards.

Interest and other income. Interest and other income increased approximately $0.9 million for the six months ended June 30, 2018 compared to the same period from the prior year primarily due to approximately $0.7 million in interest earned on our Senior Secured Loan, which we made in May 2018.

Interest expense, including amortization. Interest expense increased approximately $1.7 million for the six months ended June 30, 2018 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings on our credit facility and senior unsecured debt, offset by capitalized interest.

Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $4.9 million for the six months ended June 30, 2018 compared to the same period from the prior year due to property sales. For the six months ended June 30, 2018, we recognized a cumulative gain of approximately $15.0 million from the sale of two properties, as compared to a gain of approximately $10.1 million from the sale of one property in the same period from the prior year.

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

The following sets forth certain information regarding our current at-the-market common stock offering program as of June 30, 2018:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of June 30, 2018 (in thousands)
$250 Million ATM Program	May 31, 2018	$250,000	$230,836

The table below sets forth the activity under our at-the-market common stock offering programs during the six months ended June 30, 2018 and 2017, respectively (in thousands, except share data):

For the Six Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
June 30, 2018	2,885,401	$37.43	$106,424	$1,566
June 30, 2017	4,836,086	$30.06	$143,272	$2,115

On May 7, 2018, we made a Senior Secured Loan of $55.0 million with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020. The Senior Secured Loan is secured by a portfolio of nine improved land parcels primarily located in Newark and Kearny, New Jersey. One of the properties securing the Senior Secured Loan may be put to us as partial repayment of the Senior Secured Loan. This property, and two of the other properties, may be called by us as partial or full repayment of the Senior Secured Loan. As of June 30, 2018 and December 31, 2017, there was approximately $54.2 million and $0, respectively, net of deferred loan fees of approximately $0.8 million and $0, respectively, outstanding on the Senior Secured Loan and approximately $0.4 million and $0, respectively, of interest receivable outstanding on the Senior Secured Loan.

As of June 30, 2018, we had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $200.0 million unsecured revolving credit facility that matures in August 2020, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of June 30, 2018 and December 31, 2017, there was $5.4 million and $0, respectively, of borrowings outstanding on our revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on our term loans. We have three interest rate caps to hedge the variable cash flows associated with our existing $150.0 million of variable-rate term loans. See “Note 8-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of June 30, 2018) for the revolving credit facility and 1.30% to 1.85% (1.30% as of June 30, 2018) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the Facility.

The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $64.0 million and $64.8 million, respectively, and held cash and cash equivalents totaling approximately $27.7 million and $35.7 million, respectively.

The following tables summarize our debt maturities and principal payments and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the six months ended June 30, 2018 and 2017 (dollars in thousands - except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2018 (6 months)	$—	$—	$—	$965	$965
2019	—	—	—	18,805	18,805
2020	5,350	—	—	33,077	38,427
2021	—	50,000	—	11,271	61,271
2022	—	100,000	50,000	—	150,000
Thereafter	—	—	200,000	—	200,000

Total Debt	5,350	150,000	250,000	64,118	469,468
Deferred financing costs, net	—	(956)	(1,887)	(168)	(3,011)

Total Debt, net	$5,350	$149,044	$248,113	$63,950	$466,457

Weighted Average Interest Rate	3.4%	3.3%	4.1%	4.0%	3.8%

	As of June 30, 2018	As of June 30, 2017
Total Debt, net	$466,457	$384,077

Equity
Common Stock
Shares Outstanding [1]	58,379,493	52,362,553
Market Price [2]	$37.67	$33.66

Market Value	2,199,156	1,762,524
Preferred Stock ($25.00 per share liquidation preference)	—	46,000

Total Equity	2,199,156	1,808,524

Total Market Capitalization	$2,665,613	$2,192,601

Total Debt-to-Total Investments in Properties [3]	27.1%	25.7%

Total Debt-to-Total Market Capitalization [4]	17.5%	17.5%

Total Debt and Preferred Stock-to-Total Market Capitalization [5]	17.5%	19.6%

Floating Rate Debt as a % of Total Debt [6]	33.1%	44.2%

Unhedged Floating Rate Debt as a % of Total Debt [7]	1.1%	5.5%

Mortgage Loans Payable as a % of Total Debt [8]	13.7%	17.1%

Mortgage Loans Payable as a % of Total Investments in Properties [9]	3.7%	4.4%

Adjusted EBITDA [10]	$49,264	$41,919

Interest Coverage [11]	5.3 ×	5.5 ×

Fixed Charge Coverage [12]	4.9 ×	4.5 ×

Total Debt-to-Adjusted EBITDA [13]	4.7 ×	4.4 ×

Total Debt and Preferred Stock-to-Adjusted EBITDA [14]	4.7 ×	5.0 ×

Weighted Average Maturity of Total Debt (years)	4.9	5.5

[1]	Includes 357,018 and 374,842 shares of unvested restricted stock outstanding as of June 30, 2018 and 2017, respectively.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on June 29, 2018 and 2017, respectively, in dollars per share.
[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including properties held for sale with a gross book value of approximately $0 and $26.3 million, as of June 30, 2018 and 2017, respectively.
[4]	Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of June 30, 2018 and 2017, respectively.
[5]	Total debt and preferred stock-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock at liquidation preference, if any, divided by total market capitalization as of June 30, 2018 and 2017, respectively. We redeemed all of our outstanding shares of Series A Preferred Stock in July 2017.
[6]	Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Floating rate debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.30% to 1.85%, depending on leverage as of June 30, 2018 and 2017. See “Note 8-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
[7]	Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Hedged debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.30% to 1.85%, depending on leverage as of June 30, 2018 and 2017. See “Note 8-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

[8]	Mortgage loans payable as a percentage of total debt is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs.
[9]	Mortgage loans payable as a percentage of total investments in properties is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total investments in properties, including properties held for sale with aggregate gross book values of approximately $0 and $26.3 million, as of June 30, 2018 and 2017, respectively.
[10]	Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the six months ended June 30, 2018 and 2017, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[11]	Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[12]	Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus preferred stock dividends. We redeemed all of our outstanding shares of Series A Preferred Stock in July 2017. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[13]	Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
[14]	Total debt and preferred stock-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, plus preferred stock, if any, divided by annualized Adjusted EBITDA. We redeemed all of our outstanding shares of Series A Preferred Stock in July 2017. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2018:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2018	Common stock	$0.22	February 6, 2018	March 28, 2018	April 12, 2018
June 30, 2018	Common stock	$0.22	May 1, 2018	July 6, 2018	July 20, 2018

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

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $35.6 million for the six months ended June 30, 2018 compared to approximately $33.6 million for the six months ended June 30, 2017. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2017 and 2018 and from interest received on our Senior Secured Loan, which we made in May 2018.

Cash From Investing Activities. Net cash used in investing activities was approximately $127.8 million and $125.7 million, respectively, for the six months ended June 30, 2018 and 2017, which consists primarily of cash paid for property acquisitions of approximately $100.9 million and $138.3 million, respectively, net cash paid for our Senior Secured Loan of approximately $54.1 million and $0, respectively, and additions to capital improvements of approximately $15.8 million and $12.6 million, respectively, offset by net proceeds from sales of real estate investments of approximately $43.0 million and $25.1 million, respectively.

Cash From Financing Activities. Net cash provided by financing activities was approximately $82.5 million for the six months ended June 30, 2018, which consists primarily of approximately $106.4 million in net common stock issuance proceeds and approximately $5.4 million in net borrowings on our revolving credit facility, offset by approximately $24.4 million in equity dividend payments. Net cash provided by financing activities was approximately $82.7 million for the six months ended June 30, 2017, which consists primarily of approximately $138.8 million in net common stock issuance proceeds offset by approximately $21.2 million in equity dividend payments and net payments on our revolving credit facility of approximately $30.5 million.

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

Contractual Obligations

As of August 1, 2018, we have five outstanding contracts with third-party sellers to acquire five industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area[1]	8	407,417	67,790	—
Seattle	3	264,910	39,817	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—

Total	11	672,327	$107,607	$—

[1]	Includes one improved land parcel containing approximately 1.3 acres.

As of August 1, 2018, we have executed three non-binding letters of intent with third-party sellers to acquire three industrial properties. The total purchase price for these industrial properties is approximately $22.7 million. In the normal course of business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.

The following table summarizes our contractual obligations due by period as of June 30, 2018 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$19,005	$50,463	$200,000	$200,000	$469,468
Debt interest payments	12,524	22,431	19,313	23,070	77,338
Operating lease commitments	261	541	280	—	1,082
Purchase obligations	107,607	—	—	—	107,607

Total	$139,397	$73,435	$219,593	$223,070	$655,495

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

The following table reflects the calculation of FFO reconciled from net income, net of preferred stock dividends for the three and six months ended June 30, 2018 and 2017 (dollars in thousands except per share data):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net income, net of preferred stock dividends	$20,137	$14,636	$5,501	37.6%	$30,194	$19,543	$10,651	54.5%
Gain on sales of real estate investments	(11,703)	(10,100)	(1,603)	15.9%	(14,986)	(10,100)	(4,886)	48.4%
Depreciation and amortization
Depreciation and amortization	9,774	9,076	698	7.7%	20,509	18,260	2,249	12.3%
Non-real estate depreciation	(28)	(27)	(1)	3.7%	(58)	(48)	(10)	20.8%
Allocation to participating securities [1]	(112)	(98)	(14)	14.3%	(225)	(207)	(18)	8.7%

Funds from operations attributable to common stockholders [2,3]	$18,068	$13,487	$4,581	34.0%	$35,434	$27,448	$7,986	29.1%

Basic and diluted FFO per common share	$0.32	$0.27	$0.05	18.5%	$0.63	$0.56	$0.07	12.5%

Weighted average basic and diluted common shares	56,698,959	50,325,668			55,917,610	48,992,899

[1]	To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 357,018 and 374,842 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2018 and 2017, respectively, and to 358,253 and 384,614 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2018 and 2017, respectively.
[2]	Includes expensed acquisition costs of approximately $5,000 and $10,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately $7,000 and $11,000 for the six months ended June 30, 2018 and 2017, respectively.
[3]	Includes Performance Share award expense of approximately $1.4 million and $2.5 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $3.0 million and $3.6 million for the six months ended June 30, 2018 and 2017, respectively, which varies quarter to quarter based our total shareholder return outperforming the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the prior three year period. See “Note 10 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our Performance Share awards.

FFO increased by approximately $4.6 million and $8.0 million for the three and six months ended June 30, 2018, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2017 and 2018 and same store NOI growth of approximately $0.5 million and $2.6 million for the three and six months ended June 30, 2018, respectively, compared to the same periods from the prior year. The FFO increase was offset by increased weighted average common shares outstanding for the three and six months ended June 30, 2018, respectively, compared to the same periods from the prior year.

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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net income	$20,137	$15,527	$4,610	29.7%	$30,194	$21,326	$8,868	41.6%
Gain on sales of real estate investments	(11,703)	(10,100)	(1,603)	15.9%	(14,986)	(10,100)	(4,886)	48.4%
Depreciation and amortization	9,774	9,076	698	7.7%	20,509	18,260	2,249	12.3%
Interest expense, including amortization	4,626	3,806	820	21.5%	9,311	7,572	1,739	23.0%
Stock-based compensation	2,187	3,325	(1,138)	(34.2)%	4,229	4,850	(621)	(12.8)%
Acquisition costs	5	10	(5)	(50.0)%	7	11	(4)	(36.4)%

Adjusted EBITDA	$25,026	$21,644	$3,382	15.6%	$49,264	$41,919	$7,345	17.5%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned as of June 30, 2018 and since January 1, 2017 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as June 30, 2018. As of June 30, 2018, the same store pool consisted of 158 buildings aggregating approximately 10.7 million square feet representing approximately 85.6% of our total square feet owned and five improved land parcels containing 22.8 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net income [1]	$20,137	$15,527	$4,610	29.7%	$30,194	$21,326	$8,868	41.6%
Depreciation and amortization	9,774	9,076	698	7.7%	20,509	18,260	2,249	12.3%
General and administrative	5,007	6,030	(1,023)	(17.0)%	10,085	10,209	(124)	(1.2)%
Acquisition costs	5	10	(5)	(50.0)%	7	11	(4)	(36.4)%
Total other income and expenses	(7,998)	(6,317)	(1,681)	26.6%	(6,656)	(2,586)	(4,070)	157.4%

Net operating income	26,925	24,326	2,599	10.7%	54,139	47,220	6,919	14.7%
Less non-same store NOI [2]	(4,280)	(2,162)	(2,118)	98.0%	(8,527)	(4,165)	(4,362)	104.7%

Same store NOI [3]	$22,645	$22,164	$481	2.2%	$45,612	$43,055	$2,557	5.9%

Less straight-line rents and amortization of lease intangibles [4]	(970)	(1,087)	117	(10.8)%	(1,924)	(2,468)	544	(22.0)%

Cash-basis same store NOI [3]	$21,675	$21,077	$598	2.8%	$43,688	$40,587	$3,101	7.6%

[1]	Includes approximately $23,000 and $0 of lease termination income for the three months ended June 30, 2018 and 2017, respectively, and approximately $0.5 million and $25,000 of lease termination income for the six months ended June 30, 2018 and 2017, respectively.
[2]	Includes 2017 and 2018 acquisitions and dispositions.
[3]	Includes approximately $23,000 and $0 of lease termination income for the three months ended June 30, 2018 and 2017, respectively, and approximately $0.5 million and $25,000 of lease termination income for the six months ended June 30, 2018 and 2017, respectively.
[4]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $0.6 million for the three months ended June 30, 2018, compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases, which was offset by approximately $0.4 million in rent abatements provided to the tenant at our Belleville property. The tenant will receive approximately $0.2 million in rent abatements during the three months ended September 30, 2018 under the terms of a previously negotiated ten-year lease extension. In addition, approximately $0.2 million in bad debt expense was recovered during the three months ended June 30, 2017 at our 221 Michele property. Total contractual rent abatements of approximately $0.8 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, were given to certain tenants in the same-store pool. In addition, approximately $0.1 million of the increase in cash-basis same store NOI for the three months ended June 30, 2018 related to properties that were acquired vacant or with near term expirations.

Cash-basis same store NOI increased by approximately $3.1 million for the six months ended June 30, 2018, compared to the same period from the prior year primarily due to increased rental revenue and tenant reimbursement revenue on new and renewed leases and approximately $0.5 million in lease termination income at our Hart property, offset by approximately $0.4 million in rent abatements provided to the tenant at our Belleville property. The vacant space at our Hart property was re-leased in March 2018 with cash rent increasing by approximately 27.8%. In addition, approximately $0.2 million in bad debt expense was recovered during the six months ended June 30, 2017 at our 221 Michele property. Contractual rent abatements of approximately $1.6 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively, were given to certain tenants in the same-store pool. In addition, approximately $0.5 million of the increase in cash-basis same store NOI for the six months ended June 30, 2018 related to properties that were acquired vacant or with near term expirations.

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

As of June 30, 2018, we had $155.4 million of borrowings outstanding under our Facility. Of the $155.4 million outstanding on the Facility, $150.0 million is subject to interest rate caps. See “Note 8-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 3.27% as of June 30, 2018. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.4 million annually on the total of the outstanding balances on our Facility as of June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a)	Not Applicable.

(b)	Not Applicable.

(c)	Not Applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated August 2, 2018.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated August 2, 2018.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated August 2, 2018.

32.1**	18 U.S.C. § 1350 Certification dated August 2, 2018.

32.2**	18 U.S.C. § 1350 Certification dated August 2, 2018.

32.3**	18 U.S.C. § 1350 Certification dated August 2, 2018.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

August 2, 2018	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

August 2, 2018	By:	/s/ Michael A. Coke
Michael A. Coke
President

August 2, 2018	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer