Form 10-Q
period 2018-09-30
Terreno Realty Corp
filed 2018-11-01
CIK 1476150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 59,136,072 shares of its common stock, $0.01 par value per share, outstanding as of October 30, 2018.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements of Terreno Realty Corporation

Terreno Realty Corporation

Consolidated Balance Sheets

(in thousands – except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments in real estate
Land	$803,148	$759,659
Buildings and improvements	823,921	801,242
Construction in progress	91,055	—
Intangible assets	79,414	76,029

Total investments in properties	1,797,538	1,636,930
Accumulated depreciation and amortization	(162,150)	(139,814)

Net investments in properties	1,635,388	1,497,116
Properties held for sale, net	2,538	—

Net investments in real estate	1,637,926	1,497,116
Cash and cash equivalents	3,587	35,710
Restricted cash	4,466	7,090
Senior secured loan, net	54,345	—
Other assets, net	30,924	27,955

Total assets	$1,731,248	$1,567,871

LIABILITIES AND EQUITY
Liabilities
Credit facility	$21,850	$—
Term loans payable, net	149,114	148,897
Senior unsecured notes, net	248,188	247,955
Mortgage loans payable, net	63,502	64,831
Security deposits	11,340	11,058
Intangible liabilities, net	24,063	22,361
Dividends payable	14,186	12,181
Performance share awards payable	9,310	11,824
Accounts payable and other liabilities	22,666	21,270

Total liabilities	564,219	540,377
Commitments and contingencies (Note 12)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 59,136,072 and 55,368,737 shares issued and outstanding, respectively	592	553
Additional paid-in capital	1,161,395	1,023,184
Retained earnings	5,856	4,803
Accumulated other comprehensive loss	(814)	(1,046)

Total stockholders’ equity	1,167,029	1,027,494

Total liabilities and equity	$1,731,248	$1,567,871

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Operations

(in thousands – except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Rental revenues	$29,702	$26,452	$87,342	$76,629
Tenant expense reimbursements	8,197	7,188	24,902	21,230

Total revenues	37,899	33,640	112,244	97,859

COSTS AND EXPENSES
Property operating expenses	9,486	9,023	29,692	26,022
Depreciation and amortization	10,057	9,595	30,566	27,855
General and administrative	5,047	5,041	15,132	15,250
Acquisition costs	122	—	129	11

Total costs and expenses	24,712	23,659	75,519	69,138

OTHER INCOME (EXPENSE)
Interest and other income	1,341	17	2,323	75
Interest expense, including amortization	(4,406)	(4,514)	(13,717)	(12,086)
Gain on sales of real estate investments	—	15,449	14,986	25,549

Total other income and expenses	(3,065)	10,952	3,592	13,538

Net income	10,122	20,933	40,317	42,259
Redemption of preferred stock	—	(1,767)	—	(1,767)
Preferred stock dividends	—	(178)	—	(1,961)

Net income, net of redemption of preferred stock and preferred stock dividends	10,122	18,988	40,317	38,531
Allocation to participating securities	(66)	(136)	(256)	(277)

Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	$10,056	$18,852	$40,061	$38,254

EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	$0.17	$0.36	$0.71	$0.76

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	58,369,252	52,804,611	56,743,805	50,277,432

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$10,122	$20,933	$40,317	$42,259
Other comprehensive income (loss):
cash flow hedge adjustment	70	8	232	(182)

Comprehensive income	$10,192	$20,941	$40,549	$42,077

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statement of Equity

(in thousands – except share data)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-	Retained	Comprehensive
	Shares	Amount	in Capital	Earnings	Loss	Total
Balance as of December 31, 2017	55,368,737	$553	$1,023,184	$4,803	$(1,046)	$1,027,494
Net income	—	—	—	40,317	—	40,317
Issuance of common stock, net of issuance costs of $2,295	3,820,687	39	140,306	—	—	140,345
Repurchase of common stock	(107,267)	—	(3,870)	—	—	(3,870)
Issuance of restricted stock	53,915	—	—	—	—	—
Stock-based compensation	—	—	1,775	—	—	1,775
Common stock dividends	—	—	—	(39,264)	—	(39,264)
Other comprehensive income	—	—	—	—	232	232

Balance as of September 30, 2018	59,136,072	$592	$1,161,395	$5,856	$(814)	$1,167,029

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,317	$42,259
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(2,937)	(2,865)
Amortization of lease intangibles	(2,678)	(1,521)
Depreciation and amortization	30,566	27,855
Gain on sales of real estate investments	(14,986)	(25,549)
Deferred financing cost amortization	1,081	866
Deferred senior secured loan fee amortization	(245)	—
Stock-based compensation	6,022	7,261
Changes in assets and liabilities
Other assets	(2,359)	937
Accounts payable and other liabilities	2,225	4,408

Net cash provided by operating activities	57,006	53,651

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(169,143)	(190,108)
Proceeds from sales of real estate investments, net	42,991	64,183
Additions to construction in progress	(5,006)	—
Additions to buildings, improvements and leasing costs	(19,685)	(18,936)
Cash paid for senior secured loan	(55,000)	—
Origination and other fees received on senior secured loan	900	—

Net cash used in investing activities	(204,943)	(144,861)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	135,879	224,469
Issuance costs on issuance of common stock	(1,971)	(3,295)
Repurchase of common stock	(3,870)	(3,436)
Repurchase of preferred stock	—	(46,000)
Borrowings on credit facility	141,850	93,000
Payments on credit facility	(120,000)	(144,500)
Borrowings on senior unsecured notes	—	100,000
Payments on mortgage loans payable	(1,425)	(1,451)
Payment of deferred financing costs	(14)	(872)
Dividends paid to common stockholders	(37,259)	(29,861)
Dividends paid to preferred stockholders	—	(1,999)

Net cash provided by financing activities	113,190	186,055

Net (decrease) increase in cash and cash equivalents and restricted cash	(34,747)	94,845
Cash and cash equivalents and restricted cash at beginning of period	42,800	18,478

Cash and cash equivalents and restricted cash at end of period	$8,053	$113,323

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$15,616	$10,917
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$6,283	$7,770
Redemption of preferred stock	—	1,729

Reconciliation of cash paid for property acquisitions
Acquisition of properties	$174,134	$209,738
Assumption of other assets and liabilities	(4,991)	(19,630)

Net cash paid for property acquisitions	$169,143	$190,108

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of September 30, 2018, the Company owned 203 buildings (including one building held for sale) aggregating approximately 12.9 million square feet, 13 improved land parcels consisting of approximately 52.9 acres and four buildings under redevelopment expected to contain approximately 0.5 million square feet upon completion.

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

Capitalization of Costs. The Company capitalizes costs directly related to the redevelopment, renovation and expansion of its investment in real estate. Costs associated with such projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the redevelopment, renovation or expansion project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes and insurance, if appropriate. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. Costs incurred for maintaining and repairing properties, which do not extend their useful lives, are expensed as incurred.

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

Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three or nine months ended September 30, 2018 or 2017.

Loans Held-for-Investment. Loans that are held-for-investment are carried at cost, net of loan fees and origination costs, as applicable, unless the loans are deemed impaired. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of loans that are held-for-investment. The Company evaluates its senior secured loan (the “Senior Secured Loan”), which is classified as held-for-investment, for impairment quarterly. If the Senior Secured Loan is considered to be impaired, the Company records an allowance through the provision for Senior Secured Loan losses to reduce the carrying value of the Senior Secured Loan to the present value of expected future cash flows discounted at the Senior Secured Loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Actual losses, if any, could differ significantly from the Company’s estimates. There were no impairment charges recorded to the carrying value of the Senior Secured Loan during the three or nine months ended September 30, 2018 or 2017.

Property Acquisitions. Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not considered a business. To be a business, the set of acquired activities and assets must include inputs and one or more substantive processes that together contribute to the ability to create outputs. The Company has determined that its real estate property acquisitions will generally be accounted for as asset acquisitions under the clarified definition. Prior to January 1, 2017, the Company generally accounted for property acquisitions as business combinations, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Upon acquisition of a property the Company estimates the fair value of acquired tangible assets (consisting generally of land, buildings and improvements) and intangible assets and liabilities (consisting generally of the above and below-market leases and the origination value of all in-place leases). The Company determines fair values using Level 3 inputs such as replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition. Acquisition-related costs associated with asset acquisitions are capitalized to individual tangible and intangible assets and liabilities assumed on a relative fair value basis and acquisition-related costs associated with business combinations are expensed as incurred.

The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.9 million and $0.7 million, respectively, for the three months ended September 30, 2018 and 2017, and approximately $2.7 million and $1.5 million, respectively, for the nine months ended September 30, 2018 and 2017. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of September 30, 2018 is 9.0 years. As of September 30, 2018 and December 31, 2017, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	September 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$75,644	$(50,457)	$25,187	$71,502	$(45,885)	$25,617
Above-market leases	4,170	(3,543)	627	4,527	(3,695)	832
Below-market leases	(34,613)	10,550	(24,063)	(30,386)	8,025	(22,361)

Total	$45,201	$(43,450)	$1,751	$45,643	$(41,555)	$4,088

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

The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2018	2017
Beginning
Cash and cash equivalents at beginning of period	$35,710	$14,208
Restricted cash	7,090	4,270

Cash and cash equivalents and restricted cash	42,800	18,478
Ending
Cash and cash equivalents at end of period	3,587	109,058
Restricted cash	4,466	4,265

Cash and cash equivalents and restricted cash	8,053	113,323

Net (decrease) increase in cash and cash equivalents and restricted cash	$(34,747)	$94,845

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

As of September 30, 2018 and December 31, 2017, approximately $25.2 million and $23.0 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.2 million and $0.1 million as of September 30, 2018 and December 31, 2017, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $6.6 million and $5.7 million as of September 30, 2018 and December 31, 2017, respectively.

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

ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of September 30, 2018 and December 31, 2017, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.

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

As of September 30, 2018, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019, and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2018 and December 31, 2017, the fair value of the interest rate caps was approximately $0.1 million and $30,000, respectively.

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

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which created ASC Topic 606, Revenue from Contracts with Customers, which is their final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The effective date of ASU 2014-09 was deferred by the issuance of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, by one year to make the guidance of ASU 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: (1) identifying performance obligations and (2) the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in ASU 2015-14. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606, including implementation issues on collectability, non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which make additional narrow scope amendments to Topic 606, including loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts. The FASB allows two adoption methods under ASU 2014-09. Under one method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules (“modified retrospective method”). Based on the Company’s evaluation of contracts within the scope of ASU 2014-09, the guidance impacts revenue related to the sales of real estate, which is evaluated in conjunction with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (see below). The Company’s rental revenues and recoveries earned from leasing operating properties are excluded from this standard and will be assessed with the adoption of ASU 2016-02, Leases (see below). The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method. As a result of adoption of the standard, there was no material impact to the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard requires that non-lease components, such as tenant expense reimbursement revenues, be accounted for in accordance with ASU 2014-09, Revenue from Contracts with Customers (see above), which could change the classification and timing of its non-lease components. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, which for the Company would be the first quarter of 2019, and early adoption is permitted. The standard is not expected to have a material effect on the Company’s financial statements from a lessee perspective. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows lessors to elect a practical expedient by class of underlying assets to not separate non-lease components from the lease component if certain conditions are met. The lessor’s practical expedient election would be limited to circumstances in which the non-lease components otherwise would be accounted for under the new revenue guidance and both (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the non-lease component is not the predominant component of the arrangement. The Company expects to elect the practical expedient which would allow the Company the ability to combine the lease and non-lease components if the underlying asset meets the criteria above. ASU 2018-11 also includes an optional transition method in addition to the existing requirements for transition to the new standard by recognizing a cumulative effect adjustment to the opening balance sheet of retained earnings in the period of adoption. Consequently, a company’s reporting for the comparative periods presented in the financial statements would continue to be in accordance with current GAAP (Topic 840). The Company plans to elect this practical expedient as well. The Company plans to adopt the provisions of ASU No. 2016-02 and ASU No. 2018-11 effective January 1, 2019 using the modified retrospective approach and plans to apply the package of practical expedients available to the Company upon adoption. The Company is currently assessing the potential changes to its accounting and whether such changes will have a material impact on its consolidated financial statements and condensed notes to its consolidated financial statements, as well as its business processes, controls and systems. The Company does not expect that these changes will have a material effect on its financial position or results of operations. The Company does not currently capitalize internal leasing costs.

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

As of September 30, 2018, the Company owned 55 buildings aggregating approximately 3.1 million square feet and five land parcels consisting of approximately 26.9 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 25.4% of its annualized base rent, and 36 buildings aggregating approximately 2.7 million square feet and three land parcels consisting of approximately 8.0 acres located in Los Angeles, which accounted for a combined percentage of approximately 18.7% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of September 30, 2018, excluding any partial or full rent abatements.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than 10% of its rental revenues for the nine months ended September 30, 2018.

Note 4. Investments in Real Estate

During the three months ended September 30, 2018, the Company acquired eight industrial buildings containing approximately 407,000 square feet and two improved land parcels containing approximately 1.4 acres. The total aggregate initial investment, including acquisition costs, was approximately $70.4 million, of which $44.6 million was recorded to land, $22.3 million to buildings and improvements, $3.5 million to intangible assets and $1.9 million to intangible liabilities.

During the nine months ended September 30, 2018, the Company acquired 13 industrial buildings containing approximately 875,000 square feet, including two buildings under redevelopment that upon completion will contain approximately 318,000 square feet with a total expected investment of approximately $95.6 million, including redevelopment costs of approximately $27.8 million, and three improved land parcels containing approximately 5.0 acres. The total aggregate initial investment, including acquisition costs, was approximately $174.1 million, of which $119.0 million was recorded to land, $47.7 million to buildings and improvements, $7.4 million to intangible assets and $4.6 million to intangible liabilities.

The Company recorded revenues and net income for the three months ended September 30, 2018 of approximately $1.2 million and $0.4 million, respectively, and recorded revenues and net income for the nine months ended September 30, 2018 of approximately $2.3 million and $0.8 million, respectively, related to the 2018 acquisitions.

During the three months ended September 30, 2017, the Company acquired eight industrial buildings containing approximately 258,000 square feet and one improved land parcel containing approximately 1.1 acres. The total aggregate initial investment, including acquisition costs, was approximately $53.9 million, of which $32.6 million was recorded to land, $18.5 million to buildings and improvements, $2.8 million to intangible assets and $1.4 million to intangible liabilities.

During the nine months ended September 30, 2017, the Company acquired 21 industrial buildings containing approximately 1,156,000 square feet and three improved land parcels containing approximately 18.9 acres. The total aggregate initial investment, including acquisition costs, was approximately $209.8 million, of which $144.9 million was recorded to land, $55.2 million to buildings and improvements, $9.7 million to intangible assets and $18.7 million to intangible liabilities.

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

During 2018, the Company began redevelopment on four buildings that upon completion will contain approximately 0.5 million square feet with a total expected investment of approximately $119.0 million, including redevelopment costs of approximately $32.7 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.8 million and $0, respectively, during the three months ended September 30, 2018 and 2017, and approximately $1.6 million and $0, respectively, during the nine months ended September 30, 2018 and 2017.

Pro Forma Financial Information:

The following supplementary pro forma financial information presents the results of operations of the Company for the three and nine months ended September 30, 2018 and 2017 as if all of the Company’s acquisitions during the nine months ended September 30, 2018 occurred on January 1, 2017. The following pro forma results for the three and nine months ended September 30, 2018 and 2017 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2017, or of future results of operations (dollars in thousands, except per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$38,533	$35,094	$115,701	$103,582
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	10,365	19,292	41,246	39,975
Basic and diluted net income available to common stockholders per share, net of redemption of preferred stock and preferred stock dividends	$0.18	$0.37	$0.73	$0.80

Note 5. Held for Sale/Disposed Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of September 30, 2018, the Company has entered into an agreement with a third-party purchaser to sell one building located in the Miami market for a sales price of approximately $4.3 million (net book value of approximately $2.5 million). The sale of the building is subject to various closing conditions.

The following summarizes the condensed results of operations of the building held for sale as of September 30, 2018 for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Rental revenues	$98	$98	$293	$293
Tenant expense reimbursements	14	13	41	40
Property operating expenses	(17)	(16)	(50)	(49)
Depreciation and amortization	(10)	(26)	(63)	(78)

Income from operations	$85	$69	$221	$206

During the nine months ended September 30, 2018, the Company sold one property located in the Washington, D.C. market for a sales price of approximately $20.3 million, resulting in a gain of approximately $3.3 million, and one property located in the Miami market for a sales price of approximately $24.3 million, resulting in a gain of approximately $11.7 million.

During the nine months ended September 30, 2017, the Company sold one property located in the Los Angeles market for a sales price of approximately $25.3 million, resulting in a gain of approximately $10.1 million, and two properties located in the Washington, D.C. market for an aggregate sales price of approximately $40.5 million, resulting in an aggregate gain of approximately $15.4 million.

Note 6. Senior Secured Loan

On May 7, 2018, the Company made a Senior Secured Loan of $55.0 million with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020. The Senior Secured Loan is secured by a portfolio of nine improved land parcels primarily located in Newark and Kearny, New Jersey. One of the properties securing the Senior Secured Loan may be put to the Company as partial repayment of the Senior Secured Loan. This property, and two of the other properties, may be called by the Company as partial or full repayment of the Senior Secured Loan at previously agreed upon values. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deeds in lieu, with the deeds subject to the Company’s approval. As of September 30, 2018, the borrower has offered repayment with deeds in lieu on two of the three option properties for an aggregate purchase price of approximately $39.1 million. As of November 1, 2018, the Company has entered into two non-binding letters of intent to acquire two of the three option properties for approximately $39.1 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all. As of September 30, 2018 and December 31, 2017, there was approximately $54.3 million and $0, respectively, net of deferred loan fees of approximately $0.7 million and $0, respectively, outstanding on the Senior Secured Loan and approximately $0.4 million and $0, respectively, of interest receivable outstanding on the Senior Secured Loan. Interest receivable is included as a component of other assets in the accompanying consolidated balance sheets.

Note 7. Debt

As of September 30, 2018, the Company had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $200.0 million unsecured revolving credit facility that matures in August 2020, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of September 30, 2018 and December 31, 2017, there was $21.9 million and $0, respectively, of borrowings outstanding on the revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on the term loans. As of both September 30, 2018 and December 31, 2017, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. See “Note 8-Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.

The following summary of the Facility is as of September 30, 2018. The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million of term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of September 30, 2018) for the revolving credit facility and 1.30% to 1.85% (1.30% as of September 30, 2018) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the revolving credit facility.

The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of September 30, 2018 and December 31, 2017.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2019 and 2021. As of September 30, 2018, the Company had three mortgage loans payable, net of deferred financing costs, totaling approximately $63.5 million, which bear interest at a weighted average fixed annual rate of 4.0%. As of December 31, 2017, the Company had three mortgage loans payable, net of deferred financing costs, totaling approximately $64.8 million, which bore interest at a weighted average fixed annual interest rate of 4.0%. As of September 30, 2018 and December 31, 2017, the total gross book value of the properties securing the debt was approximately $154.1 million and $153.7 million, respectively.

The scheduled principal payments of the Company’s debt as of September 30, 2018 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2018 (3 months)	$—	$—	$—	$485	$485
2019	—	—	—	18,805	18,805
2020	21,850	—	—	33,077	54,927
2021	—	50,000	—	11,271	61,271
2022	—	100,000	50,000	—	150,000
Thereafter	—	—	200,000	—	200,000

Total Debt	21,850	150,000	250,000	63,638	485,488
Deferred financing costs, net	—	(886)	(1,812)	(136)	(2,834)

Total Debt, net	$21,850	$149,114	$248,188	$63,502	$482,654

Weighted Average Interest Rate	3.5%	3.4%	4.1%	4.0%	3.8%

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

As of September 30, 2018, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.30% to 1.85%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019 and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company is required to make certain monthly variable rate payments on the term loans, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.

The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

				Fair Value		Notional Amount
Derivative Instrument	Effective Date	Maturity Date	Interest Rate Strike	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Assets:
Interest Rate Cap	12/1/2014	5/4/2021	4.0%	$47	$26	$50,000	$50,000
Interest Rate Cap	9/1/2015	4/1/2019	4.0%	—	1	50,000	50,000
Interest Rate Cap	9/1/2015	2/3/2020	4.0%	4	3	50,000	50,000

Total				$51	$30	$150,000	$150,000

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

The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$80	$29	$211	$63
Amount of gain reclassified from AOCI into interest expense (effective portion)	$80	$29	$211	$63

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

Recurring Measurements – Interest Rate Contracts

Fair Value of Interest Rate Caps

Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of September 30, 2018, the Company applied the provisions of this standard to the valuation of its interest rate caps.

The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Fair Value Measurement Using
		Quoted Price in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate caps at:
September 30, 2018	$51	$—	$51	$—
December 31, 2017	$30	$—	$30	$—

Financial Instruments Disclosed at Fair Value

As of September 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs. The fair value of the Company’s Senior Secured Loan approximated its carrying value because the interest rate approximates the market lending rate available to the borrower, which is a Level 2 input.

The following table sets forth the carrying value and the estimated fair value of the Company’s Senior Secured Loan and debt as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Fair Value Measurement Using
		Quoted Price in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	Carrying Value
Assets
Senior Secured Loan at:
September 30, 2018	$55,000	$—	$55,000	$—	$54,345
December 31, 2017	$—	$—	$—	$—	$—
Liabilities
Debt at:
September 30, 2018	$468,541	$—	$468,541	$—	$482,654
December 31, 2017	$459,048	$—	$459,048	$—	$461,683

Note 10. Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$250 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $250.0 million ($202.9 million remaining as of September 30, 2018) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $250 Million ATM Program, the Company had a $200.0 million ATM program (the “$200 Million ATM Program”), which was substantially utilized as of June 30, 2018 and which is no longer active, and a $150.0 million ATM program (the “$150 Million ATM Program”), which was fully utilized as of June 30, 2017. Actual sales under the $250 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three and nine months ended September 30, 2018, the Company issued an aggregate of 729,667 and 3,615,068 shares, respectively, of common stock at a weighted average offering price of $38.22 and $37.59 per share, respectively, under the $250 Million ATM Program and the $200 Million ATM Program, resulting in net proceeds of approximately $27.5 million and $133.9 million, respectively, and paying total compensation to the applicable sales agents of approximately $0.4 million and $2.0 million, respectively. During the three and nine months ended September 30, 2017, the Company issued an aggregate of 2,206,685 and 7,042,771 shares, respectively, of common stock at a weighted average offering price of $35.84 and $31.87 per share, respectively, under the $200 Million ATM Program and the $150 Million ATM Program, resulting in net proceeds of approximately $77.9 million and $221.2 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.1 million and $3.3 million, respectively.

The Company has a share repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its outstanding common stock from time to time through December 31, 2018. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2018, the Company has not repurchased any shares of stock pursuant to its share repurchase authorization.

In connection with the Annual Meeting of stockholders on May 1, 2018, the Company granted a total of 9,656 shares of unrestricted common stock to its independent directors under the Company’s Amended and Restated 2010 Equity Incentive Plan (the “Plan”) with a grant date fair value per share of $37.29. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.4 million in compensation costs for both the three and nine months ended September 30, 2018 related to this issuance.

On July 19, 2017, the Company redeemed all 1,840,000 outstanding shares of the 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) for cash at a redemption price of $25.00 per share, plus an amount per share of $0.096875 representing all accrued and unpaid dividends per share from July 1, 2017 to, but excluding, July 19, 2017. As of both September 30, 2018 and December 31, 2017, no shares of Series A Preferred Stock were issued and outstanding.

As of September 30, 2018, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Plan, of which 335,490 were remaining available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to September 30, 2018 ranged from $14.20 to $37.16. The fair value of the restricted stock that was granted during the nine months ended September 30, 2018 was approximately $1.9 million and the vesting period for the restricted stock is five years. As of September 30, 2018, the Company had approximately $5.1 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 4.2 years. The Company recognized compensation costs of approximately $0.5 million for both the three months ended September 30, 2018 and 2017, and approximately $1.4 million for both the nine months ended September 30, 2018 and 2017 related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the nine months ended September 30, 2018:

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2017	357,183	$21.01
Granted	53,915	34.63
Forfeited	(11,830)	20.30
Vested	(15,338)	20.21

Non-vested shares outstanding as of September 30, 2018	383,930	$22.98

The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of September 30, 2018:

Non-vested Shares Vesting Schedule	Number of Shares
2018 (3 months)	—
2019	24,372
2020	303,433
2021	13,750
2022	10,068
Thereafter	32,307

Total Non-vested Shares	383,930

Long-Term Incentive Plan:

As of September 30, 2018, there are three open performance measurement periods for the Performance Share awards: January 1, 2016 to December 31, 2018, January 1, 2017 to December 31, 2019 and January 1, 2018 to December 31, 2020. During the nine months ended September 30, 2018, the Company issued 195,963 shares of common stock at a price of $34.50 per share related to the Performance Share awards for the performance period from January 1, 2015 to December 31, 2017. The expense related to the open Performance Share awards varies quarter to quarter based on the Company’s relative share price performance.

The following table summarizes certain information with respect to the Performance Share awards (dollars in thousands):

			Expense		Expense
	Fair Value	Accrual	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Performance Share Period	September 30, 2018	September 30, 2018	2018	2017	2018	2017
January 1, 2018 - December 31, 2020	$3,175	$791	$268	$—	$791	$—
January 1, 2017 - December 31, 2019	5,471	3,188	546	518	1,655	1,193
January 1, 2016 - December 31, 2018	5,820	5,331	487	633	1,880	1,988
January 1, 2015 - December 31, 2017	—	—	—	784	—	2,387

Total	$14,466	$9,310	$1,301	$1,935	$4,326	$5,568

Dividends:

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2018:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2018	Common stock	$0.22	February 6, 2018	March 28, 2018	April 12, 2018
June 30, 2018	Common stock	$0.22	May 1, 2018	July 6, 2018	July 20, 2018
September 30, 2018	Common stock	$0.24	August 1, 2018	October 5, 2018	October 19, 2018

Note 11. Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for both the three and nine months ended September 30, 2018 and 2017.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 374,862 and 374,842 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2018 and 2017, respectively, and 363,850 and 381,321 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2018 and 2017, respectively.

Note 12. Commitments and Contingencies

Contractual Commitments. As of November 1, 2018, the Company has two outstanding contracts with third-party sellers to acquire two industrial properties consisting of approximately 60,000 square feet and one improved land parcel containing approximately 2.3 acres. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles [1]	1	60,040	$17,508	$—
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—

Total	1	60,040	$17,508	$—

[1]	Includes one improved land parcel containing approximately 2.3 acres.

As of November 1, 2018, the Company has executed four non-binding letters of intent with third-party sellers to acquire four industrial properties consisting of approximately 37,000 square feet and two improved land parcels containing approximately 24.3 acres. The total anticipated purchase price for these industrial properties is approximately $51.0 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.

As of November 1, 2018, the Company has two outstanding contracts with third-party purchasers to sell two properties for an aggregate sales price of approximately $38.8 million (aggregate net book value of approximately $23.0 million). There is no assurance the Company will sell the properties under contract because the proposed dispositions are subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

Note 13. Subsequent Events

On October 17, 2018, the Company acquired one industrial building located in Carlstadt, New Jersey containing approximately 24,000 square feet for a purchase price of approximately $3.5 million. The property was acquired from an unrelated third party using existing cash on hand.

On October 19, 2018, the Company entered into a Fifth Amended and Restated Senior Credit Agreement to, among other things, increase the unsecured revolving credit facility from $200.0 million to $250.0 million and extend the revolving credit facility’s maturity to October 2022 (previously August 2020).

On October 24, 2018, the Company acquired one improved land parcel located in Kent, Washington containing approximately 12.7 acres for a total purchase price of approximately $12.4 million. The property is under redevelopment and upon completion will contain approximately 220,000 square feet with a total expected investment of approximately $33.9 million, including redevelopment costs of approximately $21.1 million. The property was acquired from an unrelated third party using proceeds from borrowings on the Company’s revolving credit facility.

On October 31, 2018, the Company’s board of directors approved an extension of the share repurchase program authorizing the Company to repurchase up to 3,000,000 shares (previously 2,000,000 shares) of its outstanding common stock from time to time through December 31, 2020.

On October 31, 2018, the Company’s board of directors declared a cash dividend in the amount of $0.24 per share of its common stock payable on January 11, 2019 to the stockholders of record as of the close of business on December 18, 2018.

On October 31, 2018, the Company acquired one industrial building located in Seattle, Washington for a total purchase price of approximately $12.6 million. The property is under redevelopment and upon completion will contain approximately 50,000 square feet with a total expected investment of approximately $15.3 million, including redevelopment costs of approximately $2.6 million. The property was acquired from an unrelated third party using proceeds from borrowings on the Company’s revolving credit facility.

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

•	our ability to identify and acquire industrial properties on terms favorable to us;

•	general volatility of the capital markets and the market price of our common stock;

•	adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;

•	our dependence on key personnel and our reliance on third-party property managers;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	our ability to manage our growth effectively;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs;

•	declining real estate valuations and impairment charges;

•	our expected leverage, our failure to obtain necessary outside financing, and future debt service obligations;

•	our ability to make distributions to our stockholders;

•	our failure to successfully hedge against interest rate increases;

•	our failure to successfully operate acquired properties;

•	risks relating to our real estate redevelopment, renovation and expansion strategies and activities;

•	our failure to qualify or maintain our status as a real estate investment trust (“REIT”), and possible adverse changes to tax laws;

•	uninsured or underinsured losses and costs relating to our properties or that otherwise result from future litigation;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

Overview

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and transshipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of September 30, 2018, we owned a total of 203 buildings (including one building held for sale) aggregating approximately 12.9 million square feet that were approximately 98.5% leased to 452 customers, the largest of which accounted for approximately 4.0% of our total annualized base rent, 13 improved land parcels consisting of approximately 52.9 acres and four buildings under redevelopment expected to contain approximately 0.5 million square feet upon completion. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.

The following table summarizes by market our investments in real estate as of September 30, 2018:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of September 30, 2018	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s)[3]
Los Angeles	36	2,736,305	21.2%	98.9%	$21,103	18.7%	$7.79	6.9	$391,653
Northern New Jersey/New York City	55	3,145,507	24.4%	99.4%	27,707	24.5%	8.86	4.0	450,255
San Francisco Bay Area	36	1,787,422	13.8%	96.6%	19,072	16.9%	11.04	3.9	279,875
Seattle	25	1,665,625	12.9%	99.4%	13,459	11.9%	8.13	3.7	233,673
Miami [4]	28	1,522,904	11.8%	98.0%	12,625	11.2%	8.46	3.6	176,450
Washington, D.C.	23	2,059,480	15.9%	97.7%	18,972	16.8%	9.43	4.0	268,782

Total/Weighted Average	203	12,917,243	100.0%	98.5%	$112,938	100.0%	$8.88	4.5	$1,800,688

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2018, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of September 30, 2018, weighted by the respective square footage.
[3]	Includes approximately 52.9 acres of improved land and four buildings under redevelopment expected to contain approximately 0.5 million square feet upon completion as discussed below.
[4]	Includes one building held for sale with a gross book value of approximately $3.2 million and accumulated depreciation and amortization of approximately $0.7 million as of September 30, 2018.

As of September 30, 2018, we owned 13 improved land parcels totaling approximately 52.9 acres that were approximately 73.6% leased to 14 customers. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may redevelop such land. As of September 30, 2018, we own four buildings under redevelopment expected to contain approximately 0.5 million square feet upon completion with a total expected investment of approximately $119.0 million, including redevelopment costs of approximately $32.7 million.

The following table summarizes by market our investments in improved land as of September 30, 2018:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of September 30, 2018	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	3	8.0	15.1%	57.6%	$727	17.9%	$3.61	1.4
Northern New Jersey/New York City	5	26.9	50.9%	60.7%	2,053	50.7%	2.89	7.1
San Francisco Bay Area	2	1.4	2.6%	100.0%	202	5.0%	3.21	1.6
Seattle	—	—	—	—	—	—	—	—
Miami	2	3.2	6.1%	100.0%	335	8.3%	2.43	0.6
Washington, D.C.	1	13.4	25.3%	100.0%	734	18.1%	1.26	1.3

Total/Weighted Average	13	52.9	100.0%	73.6%	$4,051	100.0%	$2.39	3.7

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2018, multiplied by 12.
[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of September 30, 2018, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Building improvements	$3,350	$2,866	$11,098	$8,884
Tenant improvements	354	1,623	1,976	4,936
Leasing commissions	2,053	1,464	4,763	4,747
Redevelopment, renovation and expansion	2,718	—	5,613	—

Total capital expenditures[1]	$8,475	$5,953	$23,450	$18,567

[1]

Includes approximately $5.6 million and $3.1 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $13.8 million and $9.6 million for the nine months ended September 30, 2018 and 2017, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 11 and nine properties for the three months ended September 30, 2018 and 2017, respectively, and at 17 and 13 properties for the nine months ended September 30, 2018 and 2017, respectively.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 92.1% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of September 30, 2018 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	United States Government	9	381,431	3.0%	$4,696	4.0%
2	FedEx Corporation	7	490,779	3.7%	4,607	3.9%
3	Danaher	3	171,707	1.3%	2,961	2.5%
4	Northrop Grumman Systems	2	199,866	1.5%	2,270	1.9%
5	AmerisourceBergen	1	211,418	1.6%	2,260	1.9%
6	District of Columbia	3	149,203	1.2%	1,600	1.4%
7	Z Gallerie Inc.	1	230,891	1.8%	1,512	1.3%
8	XPO Logistics	2	180,717	1.4%	1,497	1.3%
9	West Coast Warehouse Inc.	1	265,500	2.1%	1,468	1.3%
10	YRC	2	61,252	0.5%	1,337	1.1%
11	O’Neill Logistics	2	237,692	1.8%	1,323	1.1%
12	Miami International Freight Systems	1	192,454	1.5%	1,245	1.1%
13	Bar Logistics	2	203,263	1.6%	1,220	1.0%
14	Saia Motor Freight Line LLC	1	52,086	0.4%	1,212	1.0%
15	L-3 Communications Corporation	1	135,579	1.0%	1,180	1.0%
16	JAM’N Logistics	1	110,336	0.9%	1,159	1.0%
17	Avborne Accessory Group	2	137,594	1.1%	1,135	1.0%
18	Space Systems/Loral LLC	2	107,060	0.8%	1,107	1.0%
19	Amazon.com	1	158,168	1.2%	1,044	0.9%
20	Exquisite Apparel Corporation	1	114,061	0.9%	985	0.9%

	Total	45	3,791,057	29.3%	$35,818	30.6%

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2018, multiplied by 12.

The following table summarizes the anticipated lease expirations for leases in place as of September 30, 2018, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2]	% of Total Annualized Base Rent
2018 (3 months) [1]	153,612	1.2%	$1,548	1.2%
2019	1,919,111	14.9%	14,748	11.6%
2020	1,906,417	14.8%	18,187	14.3%
2021	2,343,186	18.1%	20,688	16.3%
2022	1,668,305	12.9%	16,376	12.9%
Thereafter	4,729,991	36.6%	55,289	43.7%

Total	12,720,622	98.5%	$126,836	100.0%

[1]	Includes leases that expire on or after September 30, 2018 and month-to-month leases totaling approximately 75,000 square feet.
[2]	Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of September 30, 2018, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of September 30, 2018, leases representing approximately 12.8% of the total rentable square footage of our portfolio are scheduled to expire through December 31, 2019. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for 2018 and 2019 expirations will be above the rates currently being paid for the same space. The tenant at our Belleville property received approximately $0.6 million in rent abatements during the nine months ended September 30, 2018 under the terms of a previously negotiated ten-year lease extension. Rent changes on new and renewed leases totaling approximately 0.3 million square feet commencing during the three months ended September 30, 2018 were approximately 13.4% higher as compared to the previous rental rates for that same space, and rent changes on new and renewed leases totaling approximately 1.2 million square feet commencing during the nine months ended September 30, 2018 were approximately 17.5% higher as compared to the previous rental rates for that same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Recent Developments

Acquisition Activity

During the three months ended September 30, 2018, we acquired eight industrial buildings containing approximately 407,000 square feet and two improved land parcels containing approximately 1.4 acres for a total purchase price of approximately $67.8 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions, net proceeds from the issuance of common stock and proceeds from borrowings on our revolving credit facility. The following table sets forth the industrial properties we acquired during the three months ended September 30, 2018:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Merced [3]	San Leandro, CA	August 2, 2018	4	225,344	$36,000	5.2%
San Clemente	Hayward, CA	September 7, 2018	1	54,000	9,000	4.6%
Whitney [4]	San Leandro, CA	September 17, 2018	3	128,073	22,790	4.8%

Total/Weighted Average			8	407,417	$67,790	5.0%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $70.4 million, including $0.7 million in closing costs and acquisition costs.
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

[3]	Also includes one improved land parcel totaling approximately 1.2 acres.
[4]	Also includes one improved land parcel totaling approximately 0.2 acres.

Subsequent to September 30, 2018, we acquired two industrial buildings and one improved land parcel for a total purchase price of approximately $28.5 million. The properties were acquired from unrelated third parties using existing cash on hand and proceeds from borrowings on our revolving credit facility. The following table sets forth the industrial properties we acquired subsequent to September 30, 2018:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)	Stabilized Cap Rate
130 Commerce	Carlstadt, NJ	October 17, 2018	1	24,000	$3,480	5.2%
DC 192 [1]	Kent, WA	October 24, 2018	—	—	12,434	5.6%
2200 6th Ave S [2]	Seattle, WA	October 31, 2018	1	50,270	12,558	5.1%

Total/Weighted Average			2	74,270	$28,472	5.3%

[1]

Includes one improved land parcel under redevelopment containing approximately 12.7 acres, which upon completion will contain approximately 220,000 square feet with a total expected investment of approximately $33.9 million, including redevelopment costs of approximately $21.1 million.

[2]

Includes one building under redevelopment which upon completion will contain approximately 50,000 square feet with a total expected investment of approximately $15.3 million, including redevelopment costs of approximately $2.6 million.

Redevelopment Activity

In 2018, we began redevelopment of four buildings that will contain approximately 0.5 million square feet upon completion with a total expected investment of approximately $119.0 million, including redevelopment costs, capitalized interest and other costs of approximately $32.7 million as follows:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date	Estimated Amount Remaining to Spend	Estimated Stabilized Cap Rate [2]	Estimated Completion Quarter
1775 NW 70th Avenue	$10,198	$9,802	$396	5.3%	Q1 2019
Woodside	31,910	26,829	5,081	6.3%	Q4 2018
1st Avenue South	63,675	44,372	19,303	5.1%	Q3 2020
10100 NW 25th Street	13,231	10,052	3,179	5.3%	Q1 2019

Total/Weighted Average	$119,014	$91,055	$27,959	5.5%

[1]

Total expected investment for the property includes the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.

[2]

Estimated stabilized cap rates are calculated as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These estimated stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Disposition Activity

During the nine months ended September 30, 2018, we sold one property located in the Washington, D.C. market for a sales price of approximately $20.3 million, resulting in a gain of approximately $3.3 million, and one property located in the Miami market for a sales price of approximately $24.3 million, resulting in a gain of approximately $11.7 million.

The following summarizes the condensed results of operations of the properties sold during the nine months ended September 30, 2018, for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Rental revenues	$—	$525	$820	$1,768
Tenant expense reimbursements	15	51	33	159
Property operating expenses	—	(184)	(257)	(478)
Depreciation and amortization	—	(164)	(182)	(589)

Income from operations	$15	$228	$414	$860

ATM Program

We have an at-the-market equity offering program (the “$250 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $250.0 million ($202.9 million remaining as of September 30, 2018) in amounts and at times as we determine from time to time. Prior to the implementation of the $250 Million ATM Program, we had a $200.0 million ATM Program (the “$200 Million ATM Program”) which was substantially utilized as of June 30, 2018 and which is no longer active, and a $150.0 million ATM program, which was fully utilized as of June 30, 2017. We intend to use the net proceeds from the offering of the shares under the $250 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our revolving credit facility. During the three and nine months ended September 30, 2018, we issued an aggregate of 729,667 and 3,615,068 shares, respectively, of common stock at a weighted average offering price of $38.22 and $37.59 per share, respectively, under the $250 Million ATM Program and the $200 Million ATM Program, resulting in net proceeds of approximately $27.5 million and $133.9 million, respectively, and paying total compensation to the applicable sales agents of approximately $0.4 million and $2.0 million, respectively.

Senior Secured Loan

On May 7, 2018, we made a senior secured loan of $55.0 million with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020 (the “Senior Secured Loan”). The Senior Secured Loan is secured by a portfolio of nine improved land parcels primarily located in Newark and Kearny, New Jersey. One of the properties securing the Senior Secured Loan may be put to us as partial repayment of the Senior Secured Loan. This property, and two of the other properties, may be called by us as partial or full repayment of the Senior Secured Loan at previously agreed upon values. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deeds in lieu, with the deeds subject to our approval. As of September 30, 2018, the borrower has offered repayment with deeds in lieu on two of the three option properties for an aggregate purchase price of approximately $39.1 million. As of November 1, 2018, we have entered into two non-binding letters of intent to acquire two of the three option properties for approximately $39.1 million. In the normal course of our business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all. As of September 30, 2018 and December 31, 2017, there was approximately $54.3 million and $0, respectively, net of deferred loan fees of approximately $0.7 million and $0, respectively, outstanding on the Senior Secured Loan and approximately $0.4 million and $0, respectively, of interest receivable outstanding on the Senior Secured Loan.

Share Repurchase Program

On October 31, 2018, our board of directors approved an extension of the share repurchase program authorizing us to repurchase up to 3,000,000 shares (previously 2,000,000 shares) of our outstanding common stock from time to time through December 31, 2020. Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2018, we have not repurchased any shares of stock pursuant to our share repurchase authorization.

Dividend and Distribution Activity

On October 31, 2018, our board of directors declared a cash dividend in the amount of $0.24 per share of our common stock payable on January 11, 2019 to the stockholders of record as of the close of business on December 18, 2018.

Contractual Commitments

As of November 1, 2018, we have two outstanding contracts with third-party sellers to acquire two industrial properties, four non-binding letters of intent with third-party sellers to acquire four industrial properties and two outstanding contracts with third-party purchasers to sell two properties as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire or sell the properties under contract because the proposed acquisitions and dispositions are subject to the completion of satisfactory due diligence and various closing conditions, and with respect to the properties under non-binding letters of intent, our entry into purchase and sale agreements.

Supplemental Material U.S. Federal Income Tax Considerations

The following discussion updates the disclosures under “Material U.S. Federal Income Tax Considerations” in the prospectus dated February 9, 2018 contained in our Registration Statement on Form S-3 filed with the SEC on February 9, 2018 and contained in the prospectus supplement dated May 31, 2018.

On March 23, 2018, President Donald J. Trump signed into law the Consolidated Appropriations Act, 2018 (the “CAA”), which amended various provisions of the Code and implicate certain tax-related disclosures contained in the prospectus. As a result, the discussion in the third and fourth paragraphs under “Material U.S. Federal Income Tax Considerations-U.S. Taxation of Non-U.S. Stockholders-Sale of Stock” on pages 33 to 35 of the prospectus is replaced with the following paragraphs:

Additionally, to the extent our stock is held directly (or indirectly through one or more partnerships) by a “qualified shareholder,” it will not be treated as a U.S. real property interest for such qualified shareholder. Further, to the extent such treatment applies, any distribution to such shareholder will not be treated as gain recognized from the sale or exchange of a U.S. real property interest. For these purposes, a qualified shareholder is generally a non-U.S. stockholder that (i)(A) is eligible for treaty benefits under an income tax treaty with the United States that includes an exchange of information program, and the principal class of interests of which is listed and regularly traded on one or more stock exchanges as defined by the treaty, or (B) is a foreign limited partnership organized in a jurisdiction with an exchange of information agreement with the United States and that has a class of regularly traded limited partnership units (having a value greater than 50% of the value of all partnership units) on the New York Stock Exchange or Nasdaq, (ii) is a “qualified collective investment vehicle” (within the meaning of section 897(k)(3)(B) of the Code) and (iii) maintains records of persons holding 5% or more of the class of interests described in clauses (i)(A) or (i)(B) above. However, in the case of a qualified shareholder having one or more “applicable investors,” the exception described in the first sentence of this paragraph will not apply to the applicable percentage of the qualified shareholder’s stock (where “applicable percentage” generally means the percentage of the value of the interests in the qualified shareholder held by applicable investors after applying certain constructive ownership rules). The applicable percentage of the amount realized by a qualified shareholder on the disposition of our stock or with respect to a distribution from us attributable to gain from the sale or exchange of a U.S. real property interest will be treated as amounts realized from the disposition of U.S. real property interest. Such treatment shall also apply to applicable investors in respect of distributions treated as a sale or exchange of stock with respect to a qualified shareholder. For these purposes, an “applicable investor” is a person who holds an interest in the qualified shareholder and holds more than 10% of our stock applying certain constructive ownership rules.

For FIRPTA purposes a “qualified foreign pension fund” shall not be treated as a non-U.S. stockholder, and any entity all of the interests of which are held by a qualified foreign pension fund shall be treated as such a fund. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees by either (A) a foreign country as a result of services rendered by such employees to their employers, or (B) one or more employers in consideration for services rendered by such employees to such employers, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise made available, to relevant local tax authorities and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate.

Finally, the Consolidated Appropriations Act, 2018 clarified that for purposes of determining whether a REIT is a “domestically controlled qualified investment entity” under FIRPTA, the presumption that generally a person holding less than 5% of a REIT’s class of stock that is regularly traded on an established securities market in the United States for five years has been, and will be, treated as a U.S. person applies for testing periods ending on or after December 18, 2015 (e.g., if a testing period ends on June 1, 2018, then the presumption applies for the entire five-year period starting on June 1, 2013).

Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 92.1% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

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

The analysis of our results below for the three and nine months ended September 30, 2018 and 2017 includes the changes attributable to same store properties. The same store pool for the comparison of the three and nine months ended September 30, 2018 and 2017 includes all properties that were owned and in operation as of September 30, 2018 and since January 1, 2017 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of September 30, 2018. As of September 30, 2018, the same store pool consisted of 157 buildings aggregating approximately 10.7 million square feet representing approximately 82.7% of our total square feet owned and five improved land parcels consisting of 22.8 acres. As of September 30, 2018, the non-same store properties, which we acquired, redeveloped, or sold during 2017 and 2018 or were held for sale (if any) or in redevelopment as of September 30, 2018, consisted of 46 buildings aggregating approximately 2.2 million square feet, eight improved land parcels consisting of 30.1 acres and four buildings under redevelopment expected to contain approximately 0.5 million square feet upon completion. As of September 30, 2018 and 2017, our consolidated same store pool occupancy was approximately 98.9% and 97.4%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017:

	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$24,236	$23,113	$1,123	4.9%
Non-same store operating properties [1]	5,466	3,339	2,127	63.7%

Total rental revenues	29,702	26,452	3,250	12.3%
Tenant expense reimbursements
Same store	7,021	6,453	568	8.8%
Non-same store operating properties [1]	1,176	735	441	60.0%

Total tenant expense reimbursements	8,197	7,188	1,009	14.0%

Total revenues	37,899	33,640	4,259	12.7%

Property operating expenses
Same store	7,824	7,849	(25)	(0.3)%
Non-same store operating properties [1]	1,662	1,174	488	41.6%

Total property operating expenses	9,486	9,023	463	5.1%

Net operating income [2]
Same store	23,433	21,717	1,716	7.9%
Non-same store operating properties [1]	4,980	2,900	2,080	71.7%

Total net operating income	$28,413	$24,617	$3,796	15.4%

Other costs and expenses
Depreciation and amortization	10,057	9,595	462	4.8%
General and administrative	5,047	5,041	6	0.1%
Acquisition costs	122	—	122	n/a

Total other costs and expenses	15,226	14,636	590	4.0%

Other income (expense)
Interest and other income	1,341	17	1,324	7788.2%
Interest expense, including amortization	(4,406)	(4,514)	108	(2.4)%
Gain on sales of real estate investments	—	15,449	(15,449)	(100.0)%

Total other income and (expenses)	(3,065)	10,952	(14,017)	n/a

Net income	$10,122	$20,933	$(10,811)	(51.6)%

[1]

Includes 2017 and 2018 acquisitions and dispositions, one building held for sale to a third party with a gross book value of approximately $3.2 million and accumulated depreciation and amortization of approximately $0.7 million, eight improved land parcels and four redevelopment properties as of September 30, 2018.

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

Revenues. Total revenues increased approximately $4.3 million for the three months ended September 30, 2018 compared to the same period from the prior year due primarily to property acquisitions during 2017 and 2018, increased revenue on new and renewed leases and lease termination income of approximately $0.2 million. For the three months ended September 30, 2018 and 2017, approximately $0.6 million and $0.7 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $0.5 million during the three months ended September 30, 2018 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $0.5 million attributable to property acquisitions during 2017 and 2018.

Depreciation and amortization. Depreciation and amortization increased approximately $0.5 million during the three months ended September 30, 2018 compared to the same period from the prior year due to property acquisitions during 2017 and 2018.

General and administrative expenses. General and administrative expenses increased approximately $6,000 for the three months ended September 30, 2018 compared to the same period from the prior year due primarily to an increase in overhead expenses of approximately $0.6 million, offset by a decrease of approximately $0.6 million in Performance Share award expense, which varies quarter to quarter based on our relative share price performance. Performance Share award expense for the three months ended September 30, 2018 was approximately $1.3 million as compared to approximately $1.9 million for the prior year period. See “Note 10 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our Performance Share awards.

Interest and other income. Interest and other income increased approximately $1.3 million for the three months ended September 30, 2018 compared to the same period from the prior year primarily due to approximately $1.1 million in interest earned on our Senior Secured Loan, which we made in May 2018.

Interest expense, including amortization. Interest expense decreased approximately $0.1 million for the three months ended September 30, 2018 compared to the same period from the prior year due primarily to an increase of $0.8 million in capitalized interest compared to the same period from the prior year, offset by an increase in our average outstanding borrowings on our credit facility and senior unsecured debt and higher interest rates.

Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $15.5 million for the three months ended September 30, 2018 compared to the same period from the prior year due to property sales. We did not sell any properties during the three months ended September 30, 2018, as compared to a recognized gain of approximately $15.5 million from the sale of two properties in the same period from the prior year.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017:

	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$71,934	$68,589	$3,345	4.9%
Non-same store operating properties [1]	15,408	8,040	7,368	91.6%

Total rental revenues	87,342	76,629	10,713	14.0%
Tenant expense reimbursements
Same store	21,007	19,485	1,522	7.8%
Non-same store operating properties [1]	3,895	1,745	2,150	123.2%

Total tenant expense reimbursements	24,902	21,230	3,672	17.3%

Total revenues	112,244	97,859	14,385	14.7%

Property operating expenses
Same store	24,086	23,490	596	2.5%
Non-same store operating properties [1]	5,606	2,532	3,074	121.4%

Total property operating expenses	29,692	26,022	3,670	14.1%

Net operating income [2]
Same store	68,855	64,584	4,271	6.6%
Non-same store operating properties [1]	13,697	7,253	6,444	88.8%

Total net operating income	$82,552	$71,837	$10,715	14.9%

Other costs and expenses
Depreciation and amortization	30,566	27,855	2,711	9.7%
General and administrative	15,132	15,250	(118)	(0.8)%
Acquisition costs	129	11	118	1072.7%

Total other costs and expenses	45,827	43,116	2,711	6.3%

Other income (expense)
Interest and other income	2,323	75	2,248	2997.3%
Interest expense, including amortization	(13,717)	(12,086)	(1,631)	13.5%
Gain on sales of real estate investments	14,986	25,549	(10,563)	(41.3)%

Total other income and (expenses)	3,592	13,538	(9,946)	(73.5)%

Net income	$40,317	$42,259	$(1,942)	(4.6)%

[1]

Includes 2017 and 2018 acquisitions and dispositions, one building held for sale to a third party with a gross book value of approximately $3.2 million and accumulated depreciation and amortization of approximately $0.7 million, eight improved land parcels and four redevelopment properties as of September 30, 2018.

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

Revenues. Total revenues increased approximately $14.4 million for the nine months ended September 30, 2018 compared to the same period from the prior year due primarily to property acquisitions during 2017 and 2018, increased revenue on new and renewed leases and lease termination income of approximately $0.7 million. For the nine months ended September 30, 2018 and 2017, approximately $2.5 million and $2.2 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $3.7 million during the nine months ended September 30, 2018 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $3.1 million attributable to property acquisitions during 2017 and 2018.

Depreciation and amortization. Depreciation and amortization increased approximately $2.7 million during the nine months ended September 30, 2018 compared to the same period from the prior year due to property acquisitions during 2017 and 2018.

General and administrative expenses. General and administrative expenses decreased approximately $0.1 million for the nine months ended September 30, 2018 compared to the same period from the prior year due primarily to a decrease of approximately $1.2 million in Performance Share award expense, which varies quarter to quarter based on our relative share price performance, partially offset by an increase in overhead expenses of $1.1 million. Performance Share award expense for the nine months ended September 30, 2018 was approximately $4.3 million as compared to approximately $5.6 million for the prior year period. See “Note 10 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our Performance Share awards.

Interest and other income. Interest and other income increased approximately $2.2 million for the nine months ended September 30, 2018 compared to the same period from the prior year primarily due to approximately $1.8 million in interest earned on our Senior Secured Loan, which we made in May 2018.

Interest expense, including amortization. Interest expense increased approximately $1.6 million for the nine months ended September 30, 2018 compared to the same period from the prior year due primarily to an increase in our average outstanding borrowings on our credit facility and senior unsecured debt, offset by capitalized interest.

Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $10.6 million for the nine months ended September 30, 2018 compared to the same period from the prior year due to property sales. For the nine months ended September 30, 2018, we recognized a cumulative gain of approximately $15.0 million from the sale of two properties, as compared to a gain of approximately $25.5 million from the sale of three properties in the same period from the prior year.

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

The following sets forth certain information regarding our current at-the-market common stock offering program as of September 30, 2018:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of September 30, 2018 (in thousands)
$250 Million ATM Program	May 31, 2018	$250,000	$202,949

The table below sets forth the activity under our at-the-market common stock offering programs during the three and nine months ended September 30, 2018 and 2017, respectively (in thousands, except share and price per share data):

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
September 30, 2018	729,667	$38.22	$27,483	$404
September 30, 2017	2,206,685	$35.84	$77,935	$1,147

For the Nine Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
September 30, 2018	3,615,068	$37.59	$133,907	$1,970
September 30, 2017	7,042,771	$31.87	$221,207	$3,262

On May 7, 2018, we made a Senior Secured Loan of $55.0 million with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020. The Senior Secured Loan is secured by a portfolio of nine improved land parcels primarily located in Newark and Kearny, New Jersey. One of the properties securing the Senior Secured Loan may be put to us as partial repayment of the Senior Secured Loan. This property, and two of the other properties, may be called by us as partial or full repayment of the Senior Secured Loan at previously agreed upon values. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deeds in lieu, with the deeds subject to our approval. As of September 30, 2018, the borrower has offered repayment with deeds in lieu on two of the three option properties for an aggregate purchase price of approximately $39.1 million. As of November 1, 2018, we have entered into two non-binding letters of intent to acquire two of the three option properties for approximately $39.1 million. In the normal course of our business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all. As of September 30, 2018 and December 31, 2017, there was approximately $54.3 million and $0, respectively, net of deferred loan fees of approximately $0.7 million and $0, respectively, outstanding on the Senior Secured Loan and approximately $0.4 million and $0, respectively, of interest receivable outstanding on the Senior Secured Loan.

As of September 30, 2018, we had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $200.0 million unsecured revolving credit facility that matures in August 2020, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of September 30, 2018 and December 31, 2017, there was $21.9 million and $0, respectively, of borrowings outstanding on our revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on our term loans. We have three interest rate caps to hedge the variable cash flows associated with our existing $150.0 million of variable-rate term loans. See “Note 8-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

The description of the Facility in this paragraph is as of September 30, 2018. The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million term loans and the $200.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.35% to 1.90% (1.35% as of September 30, 2018) for the revolving credit facility and 1.30% to 1.85% (1.30% as of September 30, 2018) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual unused facility fee in an amount equal to 0.20% or 0.25% depending on the unused portion of the revolving credit facility.

On October 19, 2018, we entered into a Fifth Amended and Restated Senior Credit Agreement (the “Amended Facility”). The Amended Facility consists of a $250.0 million unsecured revolving credit facility (increased from $200.0 million) that matures in October 2022 (previously August 2020), a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. The amount and maturity dates of the outstanding term loans remain unchanged under the Amended Facility. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $250.0 million revolving credit facility, the $50.0 million term loan maturing in August 2021 and the $100.0 million term loan maturing in January 2022 or (ii) 60.0% of the value of the unencumbered properties. The applicable LIBOR margin with respect to the revolving credit facility under the Amended Facility has been reduced to a range of 1.05% to 1.50% and the applicable LIBOR margin with respect to the outstanding term loans under the Amended Facility has been reduced to a range of 1.20% to 1.70%, in each case depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30% depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. There is no unused facility fee under the Amended Facility.

The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of September 30, 2018 and December 31, 2017.

As of September 30, 2018 and December 31, 2017, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $63.5 million and $64.8 million, respectively, and held cash and cash equivalents totaling approximately $3.6 million and $35.7 million, respectively.

The following tables summarize our debt maturities and principal payments and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the nine months ended September 30, 2018 and 2017 (dollars in thousands - except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2018 (3 months)	$—	$—	$—	$485	$485
2019	—	—	—	18,805	18,805
2020	21,850	—	—	33,077	54,927
2021	—	50,000	—	11,271	61,271
2022	—	100,000	50,000	—	150,000
Thereafter	—	—	200,000	—	200,000

Total Debt	21,850	150,000	250,000	63,638	485,488
Deferred financing costs, net	—	(886)	(1,812)	(136)	(2,834)

Total Debt, net	$21,850	$149,114	$248,188	$63,502	$482,654

Weighted Average Interest Rate	3.5%	3.4%	4.1%	4.0%	3.8%

	As of September 30, 2018	As of September 30, 2017
Total Debt, net	$482,654	$461,971

Equity
Common Stock
Shares Outstanding [1]	59,136,072	54,569,238
Market Price [2]	$37.70	$36.18

Total Equity	2,229,430	1,974,315

Total Market Capitalization	$2,712,084	$2,436,286

Total Debt-to-Total Investments in Properties [3]	26.8%	30.3%

Total Debt-to-Total Investments in Properties and Senior Secured Loan [4]	26.2%	30.3%

Total Debt-to-Total Market Capitalization [5]	17.8%	19.0%

Floating Rate Debt as a % of Total Debt [6]	35.4%	32.2%

Unhedged Floating Rate Debt as a % of Total Debt [7]	4.5%	0.0%

Mortgage Loans Payable as a % of Total Debt [8]	13.2%	14.1%

Mortgage Loans Payable as a % of Total Investments in Properties [9]	3.5%	4.3%

Adjusted EBITDA [10]	$75,765	$63,923

Interest Coverage [11]	5.5 ×	5.3 ×

Fixed Charge Coverage [12]	4.9 ×	4.6 ×

Total Debt-to-Adjusted EBITDA [13]	4.6 ×	5.2 ×

Weighted Average Maturity of Total Debt (years)	4.6	5.7

[1]	Includes 383,930 and 374,842 shares of unvested restricted stock outstanding as of September 30, 2018 and 2017, respectively.
[2]	Closing price of our shares of common stock on the New York Stock Exchange on September 28, 2018 and September 29, 2017, respectively, in dollars per share.
[3]

Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including properties held for sale with gross book values of approximately $3.2 million and $6.9 million, as of September 30, 2018 and 2017, respectively.

[4]

Total debt-to-total investments in properties and Senior Secured Loan is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including properties held for sale with gross book values of approximately $3.2 million and $6.9 million, as of September 30, 2018 and 2017, respectively, and total Senior Secured Loan, net of deferred loan fees of approximately $0.7 million and $0 million, as of September 30, 2018 and 2017, respectively.

[5]

Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of September 30, 2018 and 2017, respectively.

[6]

Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Floating rate debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.30% to 1.85%, depending on leverage as of September 30, 2018 and 2017. See “Note 8-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

[7]

Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Hedged debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.30% to 1.85%, depending on leverage as of September 30, 2018 and 2017. See “Note 8-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

[8]

Mortgage loans payable as a percentage of total debt is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs.

[9]

Mortgage loans payable as a percentage of total investments in properties is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total investments in properties, including properties held for sale with gross book values of approximately $3.2 million and $6.9 million, as of September 30, 2018 and 2017, respectively.

[10]

Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the nine months ended September 30, 2018 and 2017, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

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

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2018:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2018	Common stock	$0.22	February 6, 2018	March 28, 2018	April 12, 2018
June 30, 2018	Common stock	$0.22	May 1, 2018	July 6, 2018	July 20, 2018
September 30, 2018	Common stock	$0.24	August 1, 2018	October 5, 2018	October 19, 2018

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

Cash From Operating Activities. Net cash provided by operating activities totaled approximately $57.0 million for the nine months ended September 30, 2018 compared to approximately $53.7 million for the nine months ended September 30, 2017. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2017 and 2018 and from interest received on our Senior Secured Loan, which we made in May 2018.

Cash From Investing Activities. Net cash used in investing activities was approximately $204.9 million and $144.9 million, respectively, for the nine months ended September 30, 2018 and 2017, which consists primarily of cash paid for property acquisitions of approximately $169.1 million and $190.1 million, respectively, net cash paid for our Senior Secured Loan of approximately $54.1 million and $0, respectively, and additions to capital improvements of approximately $24.7 million and $18.9 million, respectively, offset by net proceeds from sales of real estate investments of approximately $43.0 million and $64.2 million, respectively.

Cash From Financing Activities. Net cash provided by financing activities was approximately $113.2 million for the nine months ended September 30, 2018, which consists primarily of approximately $133.9 million in net common stock issuance proceeds and approximately $21.9 million in net borrowings on our revolving credit facility, offset by approximately $37.3 million in equity dividend payments. Net cash provided by financing activities was approximately $186.1 million for the nine months ended September 30, 2017, which consists primarily of approximately $221.2 million in net common stock issuance proceeds and $100.0 million in borrowings on our senior unsecured notes offset by approximately $31.9 million in equity dividend payments, the repurchase of approximately $46.0 million in preferred stock, and net payments on our revolving credit facility of approximately $51.5 million.

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

Contractual Obligations

As of November 1, 2018, we have two outstanding contracts with third-party sellers to acquire two industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles [1]	1	60,040	$17,508	$—
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—

Total	1	60,040	$17,508	$—

[1]	Includes one improved land parcel containing approximately 2.3 acres.

As of November 1, 2018, we have executed four non-binding letters of intent with third-party sellers to acquire four industrial properties. The total anticipated purchase price for these industrial properties is approximately $51.0 million. In the normal course of business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.

As of November 1, 2018, we have two outstanding contracts with third-party purchasers to sell two properties for an aggregate sales price of approximately $38.8 million (aggregate net book value of approximately $23.0 million). There is no assurance we will sell the properties under contract because the proposed dispositions are subject to the purchaser’s completion of satisfactory due diligence and various closing conditions.

The following table summarizes our contractual obligations due by period as of September 30, 2018 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$18,906	$116,582	$150,000	$200,000	$485,488
Debt interest payments	12,343	21,966	18,255	20,198	72,762
Operating lease commitments	263	544	210	—	1,017
Purchase obligations	17,508	—	—	—	17,508

Total	$49,020	$139,092	$168,465	$220,198	$576,775

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

The following table reflects the calculation of FFO reconciled from net income, net of redemption of preferred stock and preferred stock dividends, for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands except per share data):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net income, net of redemption of preferred stock and preferred stock dividends	$10,122	$18,988	$(8,866)	(46.7)%	$40,317	$38,531	$1,786	4.6%
Gain on sales of real estate investments	—	(15,449)	15,449	n/a	(14,986)	(25,549)	10,563	(41.3)%
Depreciation and amortization
Depreciation and amortization	10,057	9,595	462	4.8%	30,566	27,855	2,711	9.7%
Non-real estate depreciation	(28)	(30)	2	(6.7)%	(86)	(78)	(8)	10.3%
Allocation to participating securities [1]	(130)	(90)	(40)	44.4%	(355)	(297)	(58)	19.5%

Funds from operations attributable to common stockholders [2,3]	$20,021	$13,014	$7,007	53.8%	$55,456	$40,462	$14,994	37.1%

Basic and diluted FFO per common share	$0.34	$0.25	$0.09	36.0%	$0.98	$0.80	$0.18	22.5%

Weighted average basic and diluted common shares	58,369,252	52,804,611			56,743,805	50,277,432

[1]

To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 374,862 and 374,842 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2018 and 2017, respectively, and to 363,850 and 381,321 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2018 and 2017, respectively.

[2]

Includes expensed acquisition costs of approximately $0.1 million and $0 for the three months ended September 30, 2018 and 2017, respectively, and approximately $0.1 million and $11,000 for the nine months ended September 30, 2018 and 2017, respectively.

[3]

Includes Performance Share award expense of approximately $1.3 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $4.3 million and $5.6 million for the nine months ended September 30, 2018 and 2017, respectively, which varies quarter to quarter based our total shareholder return outperforming the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the prior three year period. See “Note 10 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our Performance Share awards.

FFO increased by approximately $7.0 million and $15.0 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2017 and 2018 and same store NOI growth of approximately $1.7 million and $4.3 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods from the prior year. The FFO increase was offset by increased weighted average common shares outstanding for the three and nine months ended September 30, 2018, respectively, compared to the same periods from the prior year.

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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net income	$10,122	$20,933	$(10,811)	(51.6)%	$40,317	$42,259	$(1,942)	(4.6)%
Gain on sales of real estate investments	—	(15,449)	15,449	n/a	(14,986)	(25,549)	10,563	(41.3)%
Depreciation and amortization	10,057	9,595	462	4.8%	30,566	27,855	2,711	9.7%
Interest expense, including amortization	4,406	4,514	(108)	(2.4)%	13,717	12,086	1,631	13.5%
Stock-based compensation	1,793	2,411	(618)	(25.6)%	6,022	7,261	(1,239)	(17.1)%
Acquisition costs	122	—	122	n/a	129	11	118	1072.7%

Adjusted EBITDA	$26,500	$22,004	$4,496	20.4%	$75,765	$63,923	$11,842	18.5%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of September 30, 2018 and since January 1, 2017 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of September 30, 2018. As of September 30, 2018, the same store pool consisted of 157 buildings aggregating approximately 10.7 million square feet representing approximately 82.7% of our total square feet owned and five improved land parcels consisting of 22.8 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net income [1]	$10,122	$20,933	$(10,811)	(51.6)%	$40,317	$42,259	$(1,942)	(4.6)%
Depreciation and amortization	10,057	9,595	462	4.8%	30,566	27,855	2,711	9.7%
General and administrative	5,047	5,041	6	0.1%	15,132	15,250	(118)	(0.8)%
Acquisition costs	122	—	122	n/a	129	11	118	1072.7%
Total other income and expenses	3,065	(10,952)	14,017	n/a	(3,592)	(13,538)	9,946	(73.5)%

Net operating income	28,413	24,617	3,796	15.4%	82,552	71,837	10,715	14.9%
Less non-same store NOI [2]	(4,980)	(2,900)	(2,080)	71.7%	(13,697)	(7,253)	(6,444)	88.8%

Same store NOI [3]	$23,433	$21,717	$1,716	7.9%	$68,855	$64,584	$4,271	6.6%

Less straight-line rents and amortization of lease intangibles [4]	(514)	(822)	308	(37.5)%	(2,448)	(3,296)	848	(25.7)%

Cash-basis same store NOI [3]	$22,919	$20,895	$2,024	9.7%	$66,407	$61,288	$5,119	8.4%

[1]

Includes approximately $0.2 million and $0.1 million of lease termination income for the three months ended September 30, 2018 and 2017, respectively, and approximately $0.7 million and $0.1 million of lease termination income for the nine months ended September 30, 2018 and 2017, respectively.

[2]

Includes 2017 and 2018 acquisitions and dispositions and one building held for sale to a third party with a gross book value of approximately $3.2 million and accumulated depreciation and amortization of approximately $0.7 million, eight improved land parcels and four redevelopment properties.

[3]

Includes approximately $0.2 million and $0.1 of lease termination income for the three months ended September 30, 2018 and 2017, respectively, and approximately $0.7 million and $0.1 million of lease termination income for the nine months ended September 30, 2018 and 2017, respectively.

[4]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $2.0 million for the three months ended September 30, 2018 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and approximately $0.2 million in lease termination income, which was offset by approximately $0.2 million in rent abatements provided to the tenant at our Belleville property. Total contractual rent abatements of approximately $0.3 million for both the three months ended September 30, 2018 and 2017 were given to certain tenants in the same-store pool. In addition, approximately $0.5 million of the increase in cash-basis same store NOI for the three months ended September 30, 2018 related to properties that were acquired vacant or with near term expirations.

Cash-basis same store NOI increased by approximately $5.1 million for the nine months ended September 30, 2018 compared to the same period from the prior year primarily due to increased rental revenue and tenant reimbursement revenue on new and renewed leases and approximately $0.7 million in lease termination income, offset by approximately $0.6 million in rent abatements provided to the tenant at our Belleville property. The vacant space at our Hart property was re-leased in March 2018 with cash rent increasing by approximately 27.8%. In addition, approximately $0.2 million in bad debt expense was recovered during the nine months ended September 30, 2017 at our 221 Michele property. Contractual rent abatements of approximately $1.9 million and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively, were given to certain tenants in the same-store pool. In addition, approximately $1.5 million of the increase in cash-basis same store NOI for the nine months ended September 30, 2018 related to properties that were acquired vacant or with near term expirations.

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

As of September 30, 2018, we had $171.9 million of borrowings outstanding under our Facility. Of the $171.9 million outstanding on the Facility, $150.0 million is subject to interest rate caps. See “Note 8-Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 3.45% as of September 30, 2018. If the LIBOR rate fluctuates by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.4 million annually on the total of the outstanding balances on our Facility as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a)	Not Applicable.

(b)	Not Applicable.

(c)	Not Applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1	Fifth Amended and Restated Senior Credit Agreement, dated as of October 19, 2018, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, KeyBanc Capital Markets, as joint lead arranger, MUFG Union Bank, N.A., as co-syndication agent and joint lead arranger, PNC Bank, National Association, as co-syndication agent, PNC Capital Markets LLC, as joint lead arranger, Regions Bank, as co-syndication agent, Regions Capital Markets, as joint lead arranger and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 25, 2018 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 1, 2018.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 1, 2018.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated November 1, 2018.

32.1**	18 U.S.C. § 1350 Certification dated November 1, 2018.

32.2**	18 U.S.C. § 1350 Certification dated November 1, 2018.

32.3**	18 U.S.C. § 1350 Certification dated November 1, 2018.

101*	The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

November 1, 2018	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

November 1, 2018	By:	/s/ Michael A. Coke
Michael A. Coke
President

November 1, 2018	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer