Form 10-K
period 2018-12-31
Terreno Realty Corp
filed 2019-02-06
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold, as of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter: $2,146,590,859. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant).
The registrant had 61,118,804 shares of its common stock, $0.01 par value per share, outstanding as of February 6, 2019.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2018 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K
for the Year Ended December 31, 2018

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, “seek”, “target”, “see”, “likely”, “position”, “opportunity”, “outlook”, “potential”, “enthusiastic”, “future” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
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

•	our ability to identify and acquire industrial properties on terms favorable to us;

•	general volatility of the capital markets and the market price of our common stock;

•	adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;

•	our dependence on key personnel and our reliance on third-party property managers;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	our ability to manage our growth effectively;

•	tenant bankruptcies and defaults on, or non-renewal of, leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs;

•	declining real estate valuations and impairment charges;

•	our expected leverage, our failure to obtain necessary outside financing, and existing and future debt service obligations;

•	our ability to make distributions to our stockholders;

•	our failure to successfully hedge against interest rate increases;

•	our failure to successfully operate acquired properties;

•	risks relating to our real estate redevelopment, renovation and expansion strategies and activities;

•	our failure to qualify or maintain our status as a real estate investment trust (“REIT”) and possible adverse changes to tax laws;

•	uninsured or underinsured losses and costs relating to our properties or that otherwise result from future litigation;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

PART I

Item 1.	Business.
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company” or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 92.5% of our total portfolio square footage as of December 31, 2018), flex (including light industrial and research and development, or R&D) (approximately 5.4%) and transshipment (approximately 2.1%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2018, we owned a total of 205 buildings aggregating approximately 12.8 million square feet that were approximately 98.4% leased to 454 customers, the largest of which accounted for approximately 3.9% of our total annualized base rent, 16 improved land parcels consisting of approximately 55.2 acres and five properties under redevelopment expected to contain approximately 0.7 million square feet upon completion.
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
Industrial Facility General Characteristics
Warehouse / distribution (approximately 92.5% of our total portfolio square footage as of December 31, 2018)

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
Flex (including light industrial and R&D, approximately 5.4% of our total portfolio square footage as of
December 31, 2018)

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

Transshipment (approximately 2.1% of our total portfolio square footage as of December 31, 2018)

•	Includes truck terminals and other transshipment facilities, which serve both single and multiple tenants

•	Typically has a high number of dock high doors, shallow bay depth and lower clear height

•	Staging for a high volume of truck activity and trailer storage

In addition, we have approximately 55.2 acres of improved land. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may redevelop some or all of such land.
We selected our target markets by drawing upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, changes in technology, e-commerce, potential long term increases in carbon prices and other factors. We believe that our target markets have attractive long-term investment attributes. We target assets with characteristics that include, but are not limited to, the following:

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
The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2018, we have stabilized 69 properties.
We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 15 properties since inception in 2010 for an aggregate sales price of approximately $242.5 million and a total gain of approximately $83.7 million.
Competitive Strengths
We believe we distinguish ourselves from our competitors through the following competitive advantages:

•
Focused Investment Strategy. We invest exclusively in six major coastal U.S. markets and focus on infill locations. We selected our six target markets based upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, changes in technology, e-commerce, potential long term increases in carbon prices and other factors. We have no current intention to acquire undeveloped or unimproved land or pursue greenfield ground-up development, but we may pursue redevelopment, renovation and expansion activities.

•
Highly Aligned Compensation Structure. We believe that executive compensation should be closely aligned with long-term stockholder value creation. As a result, the long-term equity incentive compensation of our executive officers is based primarily on our total shareholder return exceeding the total shareholder return of the MSCI U.S. REIT Index (RMS) or the FTSE National Association of Real Estate Investment Trusts (“Nareit”) Equity Industrial Index.

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

We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and additional perpetual preferred stock. Fitch Ratings assigned us an issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize senior unsecured notes, term loans, credit facilities, dispositions of properties, common stock and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.
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
In general, we utilize local third-party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues. As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on us, or (2) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. We were not aware of any significant or material exposures as of December 31, 2018 and 2017.
Employees
As of February 6, 2019, we have 23 employees. None of our employees is a member of any union.

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
If adverse conditions in the credit markets — in particular with respect to real estate — materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in industrial properties, including our ability to realize our projections for growth, will be limited if we cannot obtain additional financing on favorable terms or at all. In the future, we will rely on equity and debt financing, including issuances of common and perpetual preferred stock, borrowings under our revolving credit facility, term loans, issuances of unsecured debt securities and debt secured by individual properties or pools of properties, to finance our acquisition, redevelopment, renovation and expansion activities and for working capital. If we are unable to obtain equity or debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. Market conditions may make it difficult to obtain additional financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.
In addition, to qualify as a REIT, we are required to distribute at least 90% of our taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our stockholders, and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment, renovation and expansion, if any, or other capital expenditures will be limited.
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
In addition to general, regional, national and international economic conditions that may materially adversely affect our business and financial results, our operating performance will be materially adversely impacted by adverse economic conditions in the specific markets in which we operate and particularly in the markets in which we have significant concentrations of properties. For example, as of December 31, 2018, approximately 25.3% of our rentable square feet and approximately 49.1% of our improved land parcels were located in Northern New Jersey/New York City, representing a combined percentage of approximately 27.0% of our total annualized base rent, and approximately 19.7% of our rentable square feet and approximately 18.3% of our improved land parcels were located in Los Angeles, representing a combined percentage of approximately 17.6% of our total annualized base rent. See “Item 2 – Properties” in this Annual Report on Form 10-K for additional information regarding our ownership of properties in our markets. Any downturn in the economy in the real estate market or any of our markets and any failure to accurately predict the timing of any economic improvement in these markets could cause our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, to be materially adversely affected.
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
In connection with our business strategy, we may pursue redevelopment opportunities or construct expansions or improvements of industrial properties that we own. We will be subject to risks associated with our redevelopment, renovation and expansion activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock. Such risks include the expenditure of money and time on projects that do not perform as expected; higher than estimated construction or operating costs, including labor and material costs; failure to obtain, or delays in obtaining, any necessary permits and authorizations; permits and authorizations that are subject to stringent conditions; the inability to complete construction on the timeframe we expect; occupancy and rental rates that may not meet expectations; and the inability to obtain financing on favorable terms or at all to finance redevelopment, renovation and expansion projects.
We may be required to fund future tenant improvements, and we may not have funding for those improvements.
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
Our business strategy contemplates the use of both non-recourse secured debt and unsecured debt to finance long-term growth. As of December 31, 2018, we had total debt, net of deferred financing costs, of approximately $462.1 million, which consisted of revolving credit facility borrowings, term loan borrowings, senior unsecured note borrowings and mortgage loans payable. While over the long term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 35% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. Over the long-term, we also intend to maintain a fixed charge coverage ratio in excess of 2.0x and a debt-to-adjusted EBITDA ratio below 6.0x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness. Our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Our existing debt, and the incurrence of additional debt, could subject us to many risks, including the risks that:

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
Our $250.0 million revolving credit facility, our $150.0 million of term loans, our $250.0 million of senior unsecured notes and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, covenants that could limit our operations and our ability to make distributions to our stockholders.
We have a credit facility, which consists of a $50.0 million term loan that matures in August 2021, a $100.0 million term loan that matures in January 2022 and a $250.0 million revolving credit facility that matures in October 2022. We also have $250.0 million of senior unsecured notes outstanding. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our revolving credit facility, our term loans and our senior unsecured notes. Our revolving credit facility, our term loans, our senior unsecured notes and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will limit or restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. For example, our credit facility restricts distributions if we are in default. The covenants in our debt agreements may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders or obtain necessary funds. Given the restrictions in our debt covenants on these and other activities, we may be limited in our operating and financial flexibility and in our ability to respond to changes in our business or competitive activities in the future.
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
In addition, the note purchase agreements with respect to our existing senior unsecured notes contain, and any unsecured debt agreements we enter into in the future may contain, specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

We may acquire outstanding debt or provide a loan, in each case secured by an industrial property, which will expose us to risks.
We may acquire outstanding debt secured by an industrial property from lenders and investors or provide a loan secured by industrial property if we believe we can acquire ownership of the underlying property through foreclosure, deed-in-lieu of foreclosure or other means. For example, on May 7, 2018, we made a senior secured loan of $55.0 million with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020, which is secured by a portfolio of nine improved land parcels. If we do acquire such debt or provide such a loan, borrowers may seek to assert various defenses to our foreclosure or other actions and we may not be successful in acquiring the underlying property on a timely basis, or at all, in which event we could incur significant costs and experience significant delays in acquiring such properties, all of which could adversely affect our financial performance and reduce our expected returns from such investments. In addition, we may not earn a current return on such investments particularly if the loan that we acquire or provide is in, or goes into, default.
If we provide debtor-in-possession financing or provide a loan, a default by the borrower could adversely affect our cash flows.
We may on a limited basis provide debtor-in-possession financing to a property owner that has filed for bankruptcy, or make a loan secured by real estate that we might otherwise purchase directly. We expect that any such loans would be secured by one or more properties that we intend to acquire and that we would have the option to acquire such property in lieu of the repayment of such loan. For example, on May 7, 2018, we made a senior secured loan of $55.0 million with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020, which is secured by a portfolio of nine improved land parcels. Any default by the borrower under any such loan, including such senior secured loan, could negatively impact our cash flows and our ability to make cash distributions to our stockholders and result in litigation and related expenses. Although we would expect to acquire the secured property upon a borrower’s default, there is no assurance that we will successfully foreclose on a property, and any such foreclosure could result in significant expenses.
Adverse changes in our credit rating could negatively affect our financing activity.
Fitch Ratings assigned us an issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Our credit rating can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to maintain our current credit rating, and in the event our credit rating is downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit rating may trigger additional payments or other negative consequences under our existing and future credit facilities and debt instruments. For example, if our credit rating is downgraded to below investment grade levels, we may not be able to obtain or maintain extensions on certain of our existing debt. Adverse changes in our credit rating could negatively impact our refinancing activities, our ability to manage our debt maturities, our future growth, our financial condition, the market price of our stock and our acquisition activities.
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
The capital and credit markets have experienced extreme volatility and disruption from time to time, which has at times made it more difficult to borrow money or raise equity capital. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all. In addition, our future access to the equity markets could be limited. Any such financing or refinancing issues could materially and adversely affect us. Market turmoil and tightening of credit, which have occurred in the past, can lead to an increased lack of consumer confidence and widespread reduction of business activity generally, which also could materially and adversely impact us, including our ability to acquire and dispose of assets on favorable terms or at all. Volatility in capital and credit markets may also have a material adverse effect on the market price of our common stock.
We may not acquire the industrial properties that we have entered into agreements or non-binding letters of intent to acquire.
We have entered into agreements and non-binding letters of intent with third-party sellers to acquire properties as more fully described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract and non-binding letters of intent because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions, and in the case of properties under non-binding letters of intent, our entry into purchase and sale agreements with respect to the properties. There is no assurance that such proposed acquisitions, if completed, will be completed on the timeframe or terms we expect. If we do not complete the acquisition of the properties under contract or non-binding letters of intent, we will have incurred expenses without our stockholders realizing any benefit from the acquisition of such properties.

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

•	our ability to provide adequate maintenance and insurance;

•	changes in the cost or availability of insurance, including coverage for mold or asbestos;

•	unanticipated changes in costs associated with known adverse environmental conditions or retained liabilities for such conditions;

•	periods of high or rising interest rates;

•	tenant turnover;

•	re-leasing that may require concessions or reduced rental rates under the new leases due to reduced demand;

•	general overbuilding or excess supply in the market area;

•	disruptions in the global supply chain caused by political, regulatory or other factors including terrorism;

•	disruptions to political, governmental or regulatory systems, including shutdowns of the government and its agencies; and

•	the effects of deflation, including credit market dislocation, weakened consumer demand and a decline in general price levels.
In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or public perception that any of these events may occur, would result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would materially adversely affect our financial condition and results of operations. Future terrorist attacks may result in declining economic activity, which could reduce the demand for, and the value of, our properties. To the extent that future attacks impact the tenants of our properties, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.
Investments in real estate properties are subject to risks that could adversely affect our business.
Investments in real estate properties are subject to varying degrees of risk. While we seek to minimize these risks through geographic diversification of our portfolio, market research and our asset management capabilities, these risks cannot be eliminated. Factors that may affect real estate values and cash flows include:

•	local conditions, such as oversupply or a reduction in demand;

•	technological changes, such as reconfiguration of supply chains, autonomous vehicles, robotics, 3D printing or other technologies;

•	the attractiveness of our properties to potential tenants and competition from other available properties;

•	increasing costs of maintaining, insuring, renovating and making improvements to our properties;

•	our ability to renovate and reposition our properties due to changes in the business and logistical needs of our tenants;

•	our ability to control rents and variable operating costs; and

•	government regulations and the associated liability under, and changes in, environmental, zoning, usage, tax tariffs and other laws.
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
Real estate investments are not as liquid as other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic, financial, investment or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. In addition, we intend to comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax bases and the costs of improvements made to these properties, and meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets may be restricted. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic, financial, investment or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the market price of, our common stock.
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
We may own or acquire properties that are subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. Additionally, many sellers of real estate are single-purpose entities without any other significant assets. As a result, if a liability were asserted against us based upon ownership of any of these entities or properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows. Unknown liabilities with respect to entities or properties acquired might include:

•	liabilities for investigation, clean-up or remediation of adverse environmental conditions;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax liabilities; and

•	claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of the properties.
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
Additionally, whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, or involve our agreement with terms that restrict the operation of our business. Certain litigation or the resolution of certain litigation may also affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract directors, officers and other key employees.
Environmentally hazardous conditions may adversely affect our operating results.
Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of investigating, removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resource or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.
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
We generally obtain Phase I environmental site assessments on each property prior to acquiring it and we generally anticipate that the properties that we may acquire in the future may be subject to a Phase I or similar environmental assessment by independent environmental consultants at the time of acquisition. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. Even if none of our environmental assessments of our properties reveal an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole, we cannot give any assurance that such conditions do not exist or may not arise in the future. Material environmental conditions, liabilities or compliance concerns may go undetected by the environmental assessment or arise after the environmental assessment has been completed. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.
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
We may be exposed to potential physical risks from possible future changes in climate. Our properties may be exposed to rare catastrophic weather events, such as severe storms or floods. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. Some of our properties may be subject to risks from rising sea levels if such rising were to occur. In addition, many state and local governments are adopting or considering adopting regulations requiring that property owners and developers include in their development or redevelopment plans resiliency measures to address climate-change related risks. If such regulations apply to any of our properties, we may be required to incur substantial costs to address such regulations.
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
If we fail to qualify as a REIT in any taxable year, and are unable to obtain relief under certain statutory provisions, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for distributions paid to stockholders in computing our taxable income and would be subject to federal and state income tax at regular corporate rates; and

•	we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
In addition, we would no longer be required to pay distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock.
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
The market value of the equity securities of a REIT is based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and upon the real estate market value of the underlying assets. Our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flows for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock. In addition, the price of our common stock will be influenced by the dividend yield on the common stock relative to market interest rates and the dividend yields of other REITs. An increase in market interest rates, which are currently at low levels relative to historical rates but have increased recently, could cause the market price of our common stock to go down. The trading price of the shares of common stock will also depend on many other factors, which may change from time to time, including:

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

As of December 31, 2018, we owned 205 buildings aggregating approximately 12.8 million square feet and 16 improved land parcels consisting of approximately 55.2 acres. The properties are located in Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. As of December 31, 2018, our properties were approximately 98.4% leased to 454 customers, the largest of which accounted for approximately 3.9% of our total annualized base rent. We own several types of industrial real estate, including warehouse/distribution (approximately 92.5% of our total portfolio square footage as of December 31, 2018), flex (including light industrial and R&D) (approximately 5.4%) and transshipment (approximately 2.1%). See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in this Annual Report on Form 10-K for a general description of these types of industrial real estate. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K, for a detailed listing of our properties.
The following table summarizes by market our investments in real estate as of December 31, 2018:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % As Of December 31, 2018	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s) [3]
Los Angeles	36	2,530,845	19.7%	98.3%	$20,072	17.3%	$8.07	7.4	$386,809
Northern New Jersey/New York City	57	3,252,854	25.3%	99.2%	30,331	26.3%	9.40	4.2	461,783
San Francisco Bay Area	37	1,816,636	14.2%	95.8%	19,580	16.9%	11.25	3.7	287,160
Seattle	25	1,665,625	13.0%	99.4%	13,828	11.9%	8.35	3.9	263,815
Miami	27	1,497,904	11.7%	100.0%	12,858	11.1%	8.58	3.8	175,384
Washington, D.C.	23	2,059,480	16.1%	97.4%	19,127	16.5%	9.54	4.2	270,825
Total/Weighted Average	205	12,823,344	100.0%	98.4%	$115,796	100.0%	$9.18	4.7	$1,845,776

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2018, multiplied by 12.

[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2018, weighted by the respective square footage.

[3]	Includes approximately 55.2 acres of improved land and five properties under redevelopment expected to contain approximately 0.7 million square feet upon completion as discussed below.
We also own 16 improved land parcels totaling approximately 55.2 acres that are approximately 76.5% leased to 16 tenants. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may redevelop some or all of such land. As of December 31, 2018, we own five properties under redevelopment expected to contain approximately 0.7 million square feet upon completion with a total expected investment of approximately $136.3 million, including redevelopment costs of approximately $49.9 million.
The following table summarizes by market our investments in improved land as of December 31, 2018:

Market	Number of Parcels	Acres	% of Total	Occupancy % As Of December 31, 2018	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	5	10.1	18.3%	68.1%	$1,122	24.4%	$3.82	2.1
Northern New Jersey/New York City	6	27.1	49.1%	63.5%	2,130	46.3%	2.96	6.8
San Francisco Bay Area	2	1.4	2.5%	100.0%	202	4.4%	3.21	1.3
Seattle	—	—	0%	—	—	0%	—	—
Miami	2	3.2	5.8%	100.0%	393	8.6%	2.85	3.7
Washington, D.C.	1	13.4	24.3%	100.0%	749	16.3%	1.29	1.0
Total/Weighted Average	16	55.2	100.0%	76.5%	$4,596	100.0%	$2.56	3.7

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2018, multiplied by 12.

[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2018, weighted by the respective square footage.

The following table summarizes our capital expenditures incurred during the three months and years ended December 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2018	2017	2018	2017
Building improvements	$6,855	$2,742	$17,953	$11,626
Tenant improvements	2,336	2,147	4,312	7,083
Leasing commissions	3,174	2,790	7,937	7,537
Redevelopment and expansion	6,026	—	11,639	—
Total capital expenditures [1]	$18,391	$7,679	$41,841	$26,246

[1]
Includes approximately $13.7 million and $3.7 million for the three months ended December 31, 2018 and 2017, respectively, and approximately $27.5 million and $13.3 million for the years ended December 31, 2018 and 2017, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 13 and 12 properties for the three months ended December 31, 2018 and 2017, respectively, and 21 and 18 properties for the years ended December 31, 2018 and 2017, respectively.

The following table summarizes the anticipated lease expirations for leases in place at December 31, 2018, without giving effect to renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [3]	% of Total Annualized Base Rent
2019 [1,2]	1,162,296	9.1%	$10,419	8.0%
2020	2,091,594	16.3%	18,268	14.0%
2021	2,333,720	18.2%	20,630	15.8%
2022	1,675,108	13.1%	16,459	12.6%
2023	1,573,489	12.3%	18,177	13.9%
Thereafter	3,778,829	29.4%	46,558	35.7%
Total	12,615,036	98.4%	$130,511	100.0%

[1]	Includes leases that expire on or after December 31, 2018 and month-to-month leases totaling approximately 60,880 square feet.

[2]	Approximately 1.1 million square feet of leases that were expiring in 2019 were renewed in 2018.

[3]	Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of December 31, 2018, multiplied by 12.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of December 31, 2018, leases representing approximately 9.1% of the total rentable square footage of our portfolio are scheduled to expire during the year ending December 31, 2019. We currently expect that on average, the rental rates we are likely to achieve on any new (re-leased) or renewed leases for our 2019 expirations will be above the rates currently being paid for the same space. Rent changes on new and renewed leases totaling approximately 0.2 million square feet commencing during the three months ended December 31, 2018 were approximately 28.6% higher as compared to the previous rental rates for that same space, and rent changes on new and renewed leases totaling approximately 1.4 million square feet commencing during the year ended December 31, 2018 were approximately 19.2% higher as compared to the previous rental rates for that same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 91.6% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.
Our top 20 customers based on annualized base rent as of December 31, 2018 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	United States Government	9	381,431	3.0%	$4,696	3.9%
2	FedEx Corporation	7	490,779	3.7%	4,657	3.9%
3	Amazon.com	2	241,462	1.9%	3,210	2.7%
4	Danaher	3	171,707	1.3%	2,961	2.5%
5	Northrop Grumman Systems	2	199,866	1.6%	2,270	1.9%
6	AmerisourceBergen	1	211,418	1.6%	2,260	1.9%
7	XPO Logistics	2	180,717	1.4%	1,649	1.4%
8	District of Columbia	3	149,203	1.2%	1,600	1.3%
9	Z Gallerie Inc.	1	230,891	1.8%	1,512	1.3%
10	YRC	2	61,252	0.5%	1,337	1.1%
11	O'Neill Logistics	2	237,692	1.9%	1,323	1.1%
12	Miami International Freight Systems	1	192,454	1.5%	1,245	1.0%
13	Bar Logistics	2	203,263	1.6%	1,220	1.0%
14	Saia Motor Freight Line LLC	1	52,086	0.4%	1,212	1.0%
15	L3 Technologies, Inc.	1	135,579	1.1%	1,180	1.0%
16	JAM'N Logistics	1	110,336	0.9%	1,159	1.0%
17	Space Systems/Loral LLC	2	107,060	0.8%	1,107	0.9%
18	McKinstry Co., LLC	4	67,160	0.5%	1,092	0.9%
19	Exquisite Apparel Corporation	1	114,061	0.9%	985	0.7%
20	Home Depot USA Inc.	1	192,000	1.5%	930	0.7%
	Total	48	3,730,417	29.1%	$37,605	31.2%

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2018, multiplied by 12.
As of December 31, 2018, four properties with a gross investment book value of approximately $114.5 million were encumbered by mortgage loans payable, net of deferred financing costs, totaling approximately $45.8 million, which bear interest at a weighted average fixed annual rate of 4.1%.

Item 3.	Legal Proceedings.
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TRNO”. As of January 30, 2019, there were approximately 18,814 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.
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
The following table sets forth the cash dividends paid or payable during the years ended December 31, 2018 and 2017:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2018	Common stock	$0.220000	February 6, 2018	March 28, 2018	April 12, 2018
June 30, 2018	Common stock	$0.220000	May 1, 2018	July 6, 2018	July 20, 2018
September 30, 2018	Common stock	$0.240000	August 1, 2018	October 5, 2018	October 19, 2018
December 31, 2018	Common stock	$0.240000	October 31, 2018	December 18, 2018	January 11, 2019

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2017	Common stock	$0.200000	February 7, 2017	March 28, 2017	April 12, 2017
March 31, 2017	Preferred stock	$0.484375	February 7, 2017	March 10, 2017	March 31, 2017
June 30, 2017	Common stock	$0.200000	May 2, 2017	July 7, 2017	July 21, 2017
June 30, 2017	Preferred stock	$0.484375	May 2, 2017	June 9, 2017	June 30, 2017
September 30, 2017	Common stock	$0.220000	August 1, 2017	October 6, 2017	October 21, 2017
December 31, 2017	Common stock	$0.220000	October 31, 2017	December 29, 2017	January 12, 2018

Performance Graph
The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 31, 2013 to December 31, 2018 with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on December 31, 2013 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2018
250.00
200.00
150.00
100.00
50.00
0.00
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
Terreno Realty Corporation
S&P 500 Index - Total Return
FTSE Nareit Equity Industrial Index
MSCI US REIT Index

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the company specifically incorporates it by reference into such filing.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities
None.

Item 6.	Selected Financial Data.
The following table sets forth selected financial data derived from our audited consolidated financial statements as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K beginning on page F-1 and with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Data
Total revenues	$151,657	$132,484	$108,418	$95,895	$68,875
Total costs and expenses	102,431	93,435	87,172	82,240	51,567
Gain on sales of real estate investments	28,610	30,654	7,140	10,567	—
Income from operations	63,289	53,095	15,118	14,601	10,718
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	62,888	49,015	11,458	10,958	7,126
Earnings per Common Share - Basic and Diluted:
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	$1.09	$0.95	$0.26	$0.26	$0.23
Dividends declared per common share	$0.92	$0.84	$0.76	$0.66	$0.57
Dividends declared per preferred share	—	0.97	1.94	1.94	1.94
Basic and Diluted Weighted Average Common Shares Outstanding	57,486,399	51,357,719	44,725,936	42,861,276	30,433,017
Other Data
Funds from operations [1]	$74,904	$56,070	$38,391	$36,172	$26,097
Basic and diluted FFO per common share [1]	1.30	1.09	0.86	0.84	0.86
Cash flows provided by (used in):
Operating activities	$77,599	$69,498	$49,241	$42,068	$29,321
Investing activities	(234,957)	(249,118)	(149,629)	(259,664)	(245,526)
Financing activities	149,037	203,942	93,758	45,140	404,207
Balance Sheet Data
Investments in real estate at cost [2]	$1,845,776	$1,636,930	$1,343,038	$1,179,920	$901,273
Total assets	1,796,504	1,567,871	1,278,981	1,152,138	1,074,735
Total debt	462,097	461,683	415,327	381,475	302,470
Total stockholders’ equity	1,247,797	1,027,494	811,805	733,082	747,036

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
Overview
We acquire, own and operate industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 92.5% of our total portfolio square footage as of December 31, 2018), flex (including light industrial and R&D) (approximately 5.4%) and transshipment (approximately 2.1%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. As of December 31, 2018, we owned 205 buildings aggregating approximately 12.8 million square feet, 16 improved land parcels consisting of approximately 55.2 acres and five properties under redevelopment expected to contain approximately 0.7 million square feet upon completion. As of December 31, 2018, our properties were approximately 98.4% leased to 454 customers, the largest of which accounted for approximately 3.9% of our total annualized base rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2010.
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

The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations, be partially or fully vacant and may require physical repositioning). During the period from February 16, 2010 to December 31, 2018, we have stabilized 69 properties.
We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value and/or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 15 properties since inception in 2010 for an aggregate sales price of approximately $242.5 million and a total gain of approximately $83.7 million.

2018 Developments
Acquisition Activity
During 2018, we acquired 17 industrial buildings containing approximately 1.0 million square feet and five improved land parcels consisting of approximately 19.9 acres for a total purchase price of approximately $219.5 million. The properties and improved land parcels were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions, net proceeds from the issuance of common stock, and proceeds from borrowings on our revolving credit facility. The following table sets forth the industrial properties and improved land parcels we acquired during 2018:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Vermont	Torrance, CA	January 31, 2018	1	99,629	$17,500	3.3%
Woodside	Queens, NY	March 6, 2018	1	83,294	25,170	5.7%
1st Avenue South	Seattle, WA	March 6, 2018	1	234,720	42,000	5.1%
Wicks Blvd	San Leandro, CA	April 27, 2018	1	11,300	2,600	5.2%
85 Doremus [3]	Newark, NJ	May 7, 2018	—	—	6,300	5.1%
East Valley	Renton, WA	May 7, 2018	1	39,005	5,950	5.2%
Merced [4]	San Leandro, CA	August 2, 2018	4	225,344	36,000	5.2%
San Clemente	Hayward, CA	September 7, 2018	1	54,000	9,000	4.6%
Whitney [5]	San Leandro, CA	September 17, 2018	3	128,073	22,790	4.8%
Commerce	Carlstadt, NJ	October 17, 2018	1	24,000	3,480	5.2%
Kent 192 [6]	Seattle, WA	October 24, 2018	—	—	12,434	5.6%
6th Ave	Seattle, WA	October 31, 2018	1	50,270	12,558	5.1%
Walnut II	Compton, CA	November 7, 2018	1	60,040	11,108	4.8%
Shoemaker [7]	Santa Fe Springs, CA	November 14, 2018	—	—	6,400	5.4%
Hotchkiss II	Fremont, CA	December 20, 2018	1	29,214	6,200	5.2%
Total/Weighted Average			17	1,038,889	$219,490	5.0%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $227.1 million, including $2.9 million in closing costs and acquisition costs.

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

[3]	Represents an improved land parcel containing approximately 3.5 acres.

[4]	Also includes an improved land parcel containing approximately 1.2 acres.

[5]	Also includes an improved land parcel containing approximately 0.2 acres.

[6]
Represents an improved land parcel containing approximately 12.7 acres that is under redevelopment and upon completion is expected to contain an approximately 220,000 square foot industrial building. The total expected investment will be approximately $33.9 million.

[7]	Represents an improved land parcel containing approximately 2.3 acres.

Redevelopment Activity

As of December 31, 2018, we have five properties under redevelopment that will contain approximately 0.7 million square feet upon completion with a total expected investment of approximately $136.3 million, including redevelopment costs, capitalized interest and other costs of approximately $49.9 million as follows:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Completion Quarter
1775 NW 70th Avenue	$10,181	$9,779	$402	5.3%	Q1 2019
1st Avenue South	63,675	47,704	15,971	5.1%	Q3 2020
10100 NW 25th Street	13,231	11,251	1,980	5.3%	Q2 2019
6th Avenue South	15,302	12,784	2,518	5.1%	Q4 2019
Kent 192	33,875	13,177	20,698	5.6%	Q4 2020
Total/Weighted Average	$136,264	$94,695	$41,569	5.3%

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

During 2018, we completed redevelopment of our Woodside property in Queens, New York. We executed a ten-year lease with a leading e-commerce firm stabilizing the approximately 83,000 square foot redevelopment property. The total expected investment was approximately $32.1 million with an estimated stabilized cap rate of 6.3%.

Disposition Activity
During the year ended December 31, 2018, we sold four properties for an aggregate sales price of approximately $82.1 million, resulting in a total gain of approximately $28.6 million. We sold one property located in the Washington, D.C. market for a sales price of approximately $20.3 million, resulting in a gain of approximately $3.3 million, two properties located in the Miami market for an aggregate sales price of approximately $28.6 million, resulting in an aggregate gain of approximately $13.1 million, and one property located in the Los Angeles market for a sales price of approximately $33.2 million, resulting in a gain of approximately $12.2 million.
The following summarizes the condensed results of operations of the properties sold during the year ended December 31, 2018 for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Rental revenues	$2,495	$4,127	$4,532
Tenant expense reimbursements	346	574	738
Property operating expenses	(613)	(1,075)	(1,083)
Depreciation and amortization	(737)	(1,513)	(1,732)
Income from operations	$1,491	$2,113	$2,455

ATM Program
We have an at-the-market equity offering program (the “$250 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $250.0 million in amounts and at times as we determine from time to time. Prior to the implementation of the $250 Million ATM Program, we had a $200.0 million ATM program (the “$200 Million ATM Program”) which was substantially utilized as of June 30, 2018 and which is no longer active, and a $150.0 million ATM program, which was fully utilized as of June 30, 2017. We intend to use the net proceeds from the offering of the shares under the $250 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our revolving credit facility. During 2018, we issued an aggregate of 5,492,707 shares of common stock at a weighted average offering price of $38.04 per share under the $250 Million ATM Program and the $200 Million ATM Program, resulting in net proceeds of approximately $205.9 million and paying total compensation to the applicable sales agents of approximately $3.0 million. As of December 31, 2018, we had shares of common stock having an aggregate offering price of up to $129.9 million available for issuance under the $250 Million ATM Program.

Senior Secured Loan
On May 7, 2018, we made a senior secured loan of $55.0 million with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020 (the “Senior Secured Loan”). The Senior Secured Loan is secured by a portfolio of nine improved land parcels primarily located in Newark and Kearny, New Jersey. One of the properties securing the Senior Secured Loan may be put to us as partial repayment of the Senior Secured Loan. This property, and two of the other properties, may be called by us as partial or full repayment of the Senior Secured Loan at previously agreed upon values. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deeds in lieu, with the deeds subject to our approval. As of December 31, 2018, the borrower has offered repayment with deeds in lieu on two of the three option properties for an aggregate purchase price of approximately $39.1 million. As of February 6, 2019, we have one outstanding contract to acquire one of the option properties for approximately $25.0 million and one non-binding letter of intent to acquire one of the option properties for approximately $14.1 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions, and with respect to the property under non-binding letter of intent, our entry into a purchase and sale agreement. As of December 31, 2018, there was approximately $54.5 million, net of deferred loan fees of approximately $0.5 million, outstanding on the Senior Secured Loan and approximately $0.4 million of interest receivable outstanding on the Senior Secured Loan.

Share Repurchase Program
On October 31, 2018, our Board of Directors approved an extension of the share repurchase program authorizing us to repurchase up to 3,000,000 shares (previously 2,000,000 shares) of our outstanding common stock from time to time through December 31, 2020. Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2018, we have not repurchased any shares of stock pursuant to our share repurchase authorization.

Dividend and Distribution Activity
The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2018:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2018	Common stock	$0.22	February 6, 2018	March 28, 2018	April 12, 2018
June 30, 2018	Common stock	$0.22	May 1, 2018	July 6, 2018	July 20, 2018
September 30, 2018	Common stock	$0.24	August 1, 2018	October 5, 2018	October 19, 2018
December 31, 2018	Common stock	$0.24	October 31, 2018	December 18, 2018	January 11, 2019

Recent Developments
Contractual Commitments
As of February 6, 2019, we have two outstanding contracts with third-party sellers to acquire two industrial properties and one non-binding letter of intent with a third party seller to acquire one industrial property as further described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions, and with respect to the property under non-binding letter of intent, our entry into a purchase and sale agreement.

Outlook
Current operating conditions in our six markets are excellent, the best we have seen since our initial public offering. We believe that on average, the rental rates we are likely to achieve on new or renewed leases for our 2019 expirations will be above the rates currently being paid for the same space. However, new speculative development continues. This new development will slow potential rent growth from what it would be without such new development. Macroeconomic conditions, while uncertain and impossible to accurately predict, appear less favorable to us than last year.
We see attractive acquisition opportunities today; however, our acquisition volume will be dependent on both the quality and pricing of the opportunity set and the price of our stock relative to our net asset value (NAV). Those conditions, not knowable in advance, will determine our results. We entered 2019 with our balance sheet well positioned for potential growth.
Over the intermediate term of the next three to four years, although there can be no assurance, we expect to grow our portfolio to approximately $4.0 billion of assets up from approximately $2.6 billion as of December 31, 2018 as measured by our total market capitalization. We expect, although there can be no assurance, that this will utilize approximately $3.0 billion of equity up from approximately $2.1 billion as of December 31, 2018. We expect this to enhance our operating efficiency, increase our shareholder liquidity and maintain our investment grade credit rating. We remain mindful, however, that it is per share, rather than aggregate, results that matter.
We believe in the long-term operating prospects of our functional, infill coastal assets. We believe in sound balance sheet management. We believe in the benefits of our market-leading corporate governance and exceptionally aligned executive management compensation. As a result, we are enthusiastic about the future and our ability to potentially produce superior results for our shareholders over time.
We contribute positively to the environment by owning and operating facilities in infill locations close to population centers thereby minimizing vehicle miles traveled and the concomitant use of fuel and production of airborne particulate matter pollution. Further, we do no greenfield development of properties; sustainability for us means never building on a site that has not previously been commercially developed. During redevelopment of our facilities, we recycle the majority of the building materials from existing buildings and focus on modern design solutions to reduce our impact on the environment. When releasing vacant space, we seek to reduce our carbon footprint by upgrading existing facilities with energy efficient lighting and heating.
Our outlook is subject to the risks set forth in this Annual Report on Form 10-K, including the risks set form in “Item 1A - Risk Factors”.
Inflation
Although the U.S. economy has been experiencing relatively modest inflation rates recently, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has increased construction costs but has not had a significant impact on our operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, approximately 69.0% of our total rentable square feet expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.

Supplemental Material U.S. Federal Income Tax Considerations
The following discussion updates the disclosures under “Material U.S. Federal Income Tax Considerations” in the prospectus dated February 9, 2018 contained in our Registration Statement on Form S-3 filed with the SEC on February 9, 2018 and contained in the prospectus supplement dated May 31, 2018, as previously updated by the disclosures under “Supplemental Material U.S. Federal Income Tax Considerations” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 1, 2018.

On December 13, 2018, the Department of the Treasury and the Internal Revenue Service issued proposed regulations under Sections 1471-1474 of the Code (commonly referred to as FATCA), which proposed regulations eliminate FATCA withholding on gross proceeds and thus implicate certain tax-related disclosures contained in the prospectus. While these regulations have not yet been finalized, taxpayers are generally entitled to rely on the proposed regulations (subject to certain limited exceptions). Accordingly, the discussion under “Material U.S. Federal Income Tax Considerations-Additional U.S. Federal Income Tax Withholding Rules” on pages 36 and 37 of the prospectus is replaced with the following paragraph:
The Foreign Account Tax Compliance Act, or FATCA, imposes withholding taxes on dividends made to “foreign financial institutions” and certain other non-U.S. entities unless (i) the foreign financial institution undertakes certain diligence and reporting obligations or (ii) the foreign non-financial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. If the payee is a foreign financial institution, it must enter into an agreement with the United States Treasury requiring, among other things, that it undertakes to identify accounts held by certain United States persons or United States-owned foreign entities, annually report certain information about such accounts, and withhold 30% on payments to account holders whose actions prevent them from complying with these reporting and other requirements. Investors in jurisdictions that have entered into “intergovernmental agreements” may, in lieu of the foregoing requirements, be required to report such information to their home jurisdictions. Prospective investors should consult their tax advisors regarding this legislation.
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 91.6% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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
The following analysis of our results below for the years ended December 31, 2018 and 2017 includes the changes attributable to same store properties. The same store pool for the comparison of the 2018 and 2017 fiscal years includes all properties that were owned and in operation as of December 31, 2018 and since January 1, 2017 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2018. As of December 31, 2018, the same store pool consisted of 156 buildings aggregating approximately 10.4 million square feet representing approximately 81.3% of our total square feet owned and six improved land parcels consisting of approximately 23.0 acres. As of December 31, 2018, the non-same store properties, which we acquired or sold during 2017 and 2018, were held for sale or in redevelopment as of December 31, 2018, consisted of 49 buildings aggregating approximately 2.4 million square feet, ten improved land parcels consisting of approximately 32.2 acres and five properties under redevelopment expected to contain approximately 0.7 million square feet upon completion. As of December 31, 2018 and 2017, our consolidated same store pool occupancy was approximately 99.1% and 98.1%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Year Ended December 31, 2018, to the Year Ended December 31, 2017:

	For the Year Ended December 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$94,937	$90,273	$4,664	5.2%
Non-same store operating properties [1]	23,246	13,056	10,190	78.0%
Total rental revenues	118,183	103,329	14,854	14.4%
Tenant expense reimbursements
Same store	27,866	26,556	1,310	4.9%
Non-same store operating properties [1]	5,608	2,599	3,009	115.8%
Total tenant expense reimbursements	33,474	29,155	4,319	14.8%
Total revenues	151,657	132,484	19,173	14.5%
Property operating expenses
Same store	31,871	31,795	76	0.2%
Non-same store operating properties [1]	8,117	4,079	4,038	99.0%
Total property operating expenses	39,988	35,874	4,114	11.5%
Net operating income [2]
Same store	90,932	85,034	5,898	6.9%
Non-same store operating properties [1]	20,737	11,576	9,161	79.1%
Total net operating income	$111,669	$96,610	$15,059	15.6%
Other costs and expenses
Depreciation and amortization	40,816	37,870	2,946	7.8%
General and administrative	21,503	19,681	1,822	9.3%
Acquisition costs	124	10	114	1,140.0%
Total other costs and expenses	62,443	57,561	4,882	8.5%
Other income (expense)
Interest and other income	3,664	169	3,495	2,068.0%
Interest expense, including amortization	(18,211)	(16,777)	(1,434)	8.5%
Gain on sales of real estate investments	28,610	30,654	(2,044)	(6.7)%
Total other income and (expenses)	14,063	14,046	17	0.1%
Net income	$63,289	$53,095	$10,194	19.2%

[1]
Includes 2017 and 2018 acquisitions and dispositions, ten improved land parcels, five properties under redevelopment and one completed redevelopment property with a gross book value of approximately $29.3 million as of December 31, 2018.

[2]
Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $19.2 million for the year ended December 31, 2018 compared to the prior year due primarily to property acquisitions during 2017 and 2018, increased revenue on new and renewed leases and lease termination income of approximately $0.7 million. Same store rental revenues and tenant expense reimbursement revenues increased primarily due to new lease agreements at our West 140th, Airgate, Denver Avenue, and S. River Drive properties. For the quarter and year ended December 31, 2018, approximately $0.4 million and $2.9 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $4.1 million during the year ended December 31, 2018 compared to the prior year. The increase in total property operating expenses was due primarily to an increase of approximately $4.0 million attributable to property acquisitions during 2017 and 2018.
Depreciation and amortization. Depreciation and amortization increased approximately $2.9 million during the year ended December 31, 2018 compared to the prior year due to property acquisitions during 2017 and 2018.
General and administrative expenses. General and administrative expenses increased approximately $1.8 million for the year ended December 31, 2018 compared to the prior year due primarily to increased compensation expense, bonus expense, accounting service fees and performance share award expense, which varies quarter to quarter based on our relative share price performance. Performance share award expense for the year ended December 31, 2018 was approximately $7.1 million as compared to approximately $6.7 million for the prior year. See “Note 11 —Stockholder’s Equity” in our notes to the consolidated financial statements for more information regarding our performance share awards.
Acquisition costs. Acquisition costs increased by approximately $0.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017.
Interest and other income. Interest and other income increased approximately $3.5 million for the year ended December 31, 2018 compared to the prior year primarily due to approximately $3.3 million in interest and fees earned on our Senior Secured Loan, which we made in May 2018.
Interest expense, including amortization. Interest expense increased approximately $1.4 million for the year ended December 31, 2018 compared to the prior year due primarily to an increase in our average outstanding borrowings on our credit facility and senior unsecured debt and higher interest rates, partially offset by an increase of $2.5 million in capitalized interest compared to the prior year.
Gain on sales of real estate investments. Gain on sale of real estate investments decreased approximately $2.0 million for the year ended December 31, 2018 compared to the prior year period due to property sales. The aggregate sales price for property sales for the year ended December 31, 2018 was approximately $82.1 million as compared to approximately $77.3 million for the prior year.
The following analysis of our results below for the years ended December 31, 2017 and 2016 includes the changes attributable to same store properties. The same store pool for the comparison of the 2017 and 2016 fiscal years includes all properties that were owned and in operation as of December 31, 2017 and since January 1, 2016 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2017. As of December 31, 2017, the same store pool consisted of 140 buildings aggregating approximately 10.2 million square feet representing approximately 78.3% of our total square feet owned and three improved land parcels consisting of approximately 4.9 acres. As of December 31, 2017, the non-same store properties, which we acquired or sold during 2016 and 2017, were held for sale or in redevelopment as of December 31, 2017, consisted of 56 buildings aggregating approximately 2.8 million square feet and seven improved land parcels consisting of approximately 43.0 acres. As of December 31, 2017 and 2016, our consolidated same store pool occupancy was approximately 97.5% and 98.9%, respectively.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016:

	For the Year Ended December 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Rental revenues
Same store	$83,464	$76,305	$7,159	9.4%
Non-same store operating properties [1]	19,865	8,713	11,152	128.0%
Total rental revenues	103,329	85,018	18,311	21.5%
Tenant expense reimbursements
Same store	24,951	21,441	3,510	16.4%
Non-same store operating properties [1]	4,204	1,959	2,245	114.6%
Total tenant expense reimbursements	29,155	23,400	5,755	24.6%
Total revenues	132,484	108,418	24,066	22.2%
Property operating expenses
Same store	29,456	27,755	1,701	6.1%
Non-same store operating properties [1]	6,418	2,570	3,848	149.7%
Total property operating expenses	35,874	30,325	5,549	18.3%
Net operating income [2]
Same store	78,959	69,991	8,968	12.8%
Non-same store operating properties [1]	17,651	8,102	9,549	117.9%
Total net operating income	$96,610	$78,093	$18,517	23.7%
Other costs and expenses
Depreciation and amortization	37,870	34,399	3,471	10.1%
General and administrative	19,681	19,319	362	1.9%
Acquisition costs	10	3,129	(3,119)	(99.7)%
Total other costs and expenses	57,561	56,847	714	1.3%
Other income (expense)
Interest and other income	169	24	145	604.2%
Interest expense, including amortization	(16,777)	(13,053)	(3,724)	28.5%
Loss on extinguishment of debt	—	(239)	239	n/a
Gain on sales of real estate investments	30,654	7,140	23,514	329.3%
Total other income and expenses	14,046	(6,128)	20,174	n/a
Net income	$53,095	$15,118	$37,977	251.2%

[1]	Includes 2016 and 2017 acquisitions and dispositions and seven improved land parcels as of December 31, 2017.

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
Property operating expenses. Total property operating expenses increased approximately $5.5 million during the year ended December 31, 2017 compared to the prior year. The increase in total property operating expenses was due primarily to an increase of approximately $3.8 million attributable to property acquisitions during 2016 and 2017, an increase of approximately $1.4 million in same store real estate tax expense primarily due to increased taxes on our V Street, Hamilton, and Pennsy properties, and an increase of approximately $0.2 million in expenses related to Hurricane Irma, of which approximately $0.2 million was incurred at our same store operating properties.

Depreciation and amortization. Depreciation and amortization increased approximately $3.5 million during the year ended December 31, 2017 compared to the prior year due to property acquisitions during 2016 and 2017.

General and administrative expenses. General and administrative expenses increased approximately $0.4 million for the year ended December 31, 2017 compared to the prior year due primarily to increased compensation expense, bonus expense, and accounting service fees, offset by a decrease of approximately $0.6 million in performance share award expense, which varies quarter to quarter based on our relative share price performance. Performance share award expense for the year ended December 31, 2017 was approximately $6.7 million as compared to approximately $7.3 million for the prior year. See “Note 11 - Stockholder’s Equity” in our notes to the consolidated financial statements for more information regarding our performance share awards.

Acquisition costs. Acquisition costs decreased by approximately $3.1 million for the year ended December 31, 2017 from the prior year due to the adoption of Accounting Standards Update (“ASU”) 2017-1 effective January 1, 2017 under which our real estate property acquisitions are accounted for as asset acquisitions. Acquisition costs were capitalized to individual assets and liabilities acquired on a relative fair value basis for the year ended December 31, 2017 as compared to expensing as incurred in the prior year.

Interest and other income. Interest and other income increased approximately $0.1 million for the year ended December 31, 2017 compared to the prior year.

Interest expense, including amortization. Interest expense increased approximately $3.7 million for the year ended December 31, 2017 compared to the prior year due primarily to an increase in our average outstanding borrowings.

Gain on sales of real estate investments. Gain on sale of real estate investments increased approximately $23.5 million for the year ended December 31, 2017 compared to the prior year due to property sales. The aggregate sales price for property sales for the year ended December 31, 2017 was approximately $77.3 million as compared to approximately $22.5 million for the prior year.
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

We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and additional perpetual preferred stock. Fitch Ratings assigned us an issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize senior unsecured notes, term loans, credit facilities, dispositions of properties, common stock and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the

REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with cash on hand, term loans, senior unsecured notes, mortgages, borrowings under our credit facility, perpetual preferred and common stock issuances and, from time to time, property dispositions. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions, property redevelopments, renovations and expansions and scheduled debt maturities, through borrowings under our credit facility, periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt, and with proceeds from the disposition of properties. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our credit facility and to access additional capital through issuances of equity and debt securities.
The following sets forth certain information regarding our current at-the-market common stock offering program as of December 31, 2018:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2018 (in thousands)
$250 Million ATM Program	May 31, 2018	$250,000	$129,877
The table below sets forth the activity under our at-the-market common stock offering programs during the years ended December 31, 2018 and 2017, respectively (in thousands, except share and price per share data):

For the Year Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds	Sales Commissions
December 31, 2018	5,492,707	$38.04	$205,919	$3,030
December 31, 2017	7,859,929	$32.48	$251,585	$3,709
On May 7, 2018, we made a Senior Secured Loan of $55.0 million with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020. The Senior Secured Loan is secured by a portfolio of nine improved land parcels primarily located in Newark and Kearny, New Jersey. One of the properties securing the Senior Secured Loan may be put to us as partial repayment of the Senior Secured Loan. This property, and two of the other properties, may be called by us as partial or full repayment of the Senior Secured Loan at previously agreed upon values. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deeds in lieu, with the deeds subject to our approval. As of December 31, 2018, the borrower has offered repayment with deeds in lieu on two of the three option properties for an aggregate purchase price of approximately $39.1 million. As of February 6, 2019, we have one outstanding contract to acquire one of the option properties for approximately $25.0 million and one non-binding letter of intent to acquire of the option properties for approximately $14.1 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions, and with respect to the property under non-binding letter of intent, our entry into a purchase and sale agreement. As of December 31, 2018 and 2017, there was approximately $54.5 million and $0, respectively, net of deferred loan fees of approximately $0.5 million and $0, respectively, outstanding on the Senior Secured Loan and approximately $0.4 million and $0, respectively, of interest receivable outstanding on the Senior Secured Loan.
On October 19, 2018, we entered into a Fifth Amended and Restated Senior Credit Agreement (the “Facility”). The Facility consists of a $250.0 million unsecured revolving credit facility (increased from $200.0 million) that matures in October 2022 (previously August 2020), a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. The amount and maturity dates of the outstanding term loans remain unchanged under the Facility. The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $250.0 million revolving credit facility (previously $200.0 million), the $50.0 million term loan maturing in August 2021 and the $100.0 million term loan maturing in January 2022 or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin with respect to the revolving credit facility under the Facility has been reduced to a range of 1.05% to 1.50% (previously 1.35% to 1.90%; 1.05% as of December 31, 2018) and the applicable LIBOR margin with respect to the outstanding term loans under the Facility has been reduced to a range of 1.20% to 1.70% (previously 1.30% to 1.85%; 1.20% as of December 31, 2018), in each case depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30% (previously there was no annual facility fee) depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. There is no unused facility fee under the Facility (previously 0.20% or 0.25% depending on the unused portion of the revolving credit facility).
As of December 31, 2018, we also had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, and $50.0 million of senior unsecured notes that mature in October 2027 (collectively, the “Senior Unsecured Notes”). As of December 31, 2018 and 2017, there was $19.0 million and $0, respectively, of borrowings outstanding on our revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on our term loans. We have three interest rate caps to hedge the variable cash flows associated with our existing $150.0 million of variable-rate term loans. See “Note 9-Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps.
The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of December 31, 2018 and 2017.
As of December 31, 2018 and 2017, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $45.8 million and $64.8 million, respectively, and held cash and cash equivalents totaling approximately $31.0 million and $35.7 million, respectively.
The following table summarizes our debt maturities and principal payments as of and for the year ended December 31, 2018, and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the years ended December 31, 2018 and 2017 (dollars in thousands – except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2019	$—	$—	$—	$1,514	$1,514
2020	—	—	—	33,077	33,077
2021	—	50,000	—	11,271	61,271
2022	19,000	100,000	50,000	—	169,000
2023	—	—	—	—	—
Thereafter	—	—	200,000	—	200,000
Subtotal	19,000	150,000	250,000	45,862	464,862
Unamortized net premiums	—	—	—	—	—
Total Debt	19,000	150,000	250,000	45,862	464,862
Deferred financing costs, net	—	(933)	(1,737)	(95)	(2,765)
Total Debt, net	$19,000	$149,067	$248,263	$45,767	$462,097
Weighted average interest rate	3.6%	3.6%	4.1%	4.1%	3.9%

	As of December 31, 2018	As of December 31, 2017
Total Debt, net	$462,097	$461,683
Equity
Common Stock
Shares Outstanding [1]	61,013,711	55,368,737
Market Price [2]	$35.17	$35.06
Total Equity	2,145,852	1,941,228
Total Market Capitalization	$2,607,949	$2,402,911
Total Debt-to-Total Investments in Properties [3]	25.0%	28.2%
Total Debt-to-Total Investments in Properties and Senior Secured Loan [4]	24.5%	28.2%
Total Debt-to-Total Market Capitalization [5]	17.7%	19.2%
Floating Rate Debt as a % of Total Debt [6]	36.4%	32.3%
Unhedged Floating Rate Debt as a % of Total Debt [7]	4.1%	0%
Mortgage Loans Payable as a % of Total Debt [8]	9.9%	14.0%
Mortgage Loans Payable as a % of Total Investments in Properties [9]	2.5%	4.0%
Adjusted EBITDA [10]	$103,100	$85,830
Interest Coverage [11]	5.7x	5.1x
Fixed Charge Coverage [12]	5.0x	4.6x
Total Debt-to-Adjusted EBITDA [13]	4.2x	5.3x
Weighted Average Maturity of Total Debt (years)	4.6	5.4

[1]	Includes 383,930 and 357,183 shares of unvested restricted stock outstanding as of December 31, 2018 and 2017, respectively.

[2]	Closing price of our shares of common stock on the New York Stock Exchange on December 31, 2018 and December 29, 2017, respectively, in dollars per share.

[3]	Total debt-to-total investments in properties is calculated as total debt, net of deferred financing costs, divided by total investments in properties as of December 31, 2018 and 2017, respectively.

[4]
Total debt-to-total investments in properties and Senior Secured Loan is calculated as total debt, net of deferred financing costs, divided by total investments in properties and total Senior Secured Loan, net of deferred loan fees of approximately $0.5 million and $0, as of December 31, 2018 and 2017, respectively.

[5]	Total debt-to-total market capitalization is calculated as total debt, net of deferred financing costs, divided by total market capitalization as of December 31, 2018 and 2017, respectively.

[6]
Floating rate debt as a percentage of total debt is calculated as floating rate debt, net of deferred financing costs, divided by total debt, net of deferred financing costs. Floating rate debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.20% to 1.70%, depending on leverage as of December 31, 2018 and 1.30% to 1.85% as of December 31, 2017. See “Note 9 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps.

[7]
Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, net of deferred financing costs, divided by total debt, net of deferred financing costs. Hedged debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.20% to 1.70%, depending on leverage as of December 31, 2018 and 1.30% to 1.85% as of December 31, 2017. See “Note 9 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps.

[8]	Mortgage loans payable as a percentage of total debt is calculated as mortgage loans payable, net of deferred financing costs, divided by total debt, net of deferred financing costs.

[9]	Mortgage loans payable as a percentage of total investments in properties is calculated as mortgage loans payable, net of deferred financing costs, divided by total investments in properties.

[10]
Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the years ended December 31, 2018 and 2017, respectively. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of

Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

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

[13]
Total debt-to-Adjusted EBITDA is calculated as total debt, net of deferred financing costs, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2018 and 2017:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2018	Common stock	$0.220000	February 6, 2018	March 28, 2018	April 12, 2018
June 30, 2018	Common stock	$0.220000	May 1, 2018	July 6, 2018	July 20, 2018
September 30, 2018	Common stock	$0.240000	August 1, 2018	October 5, 2018	October 19, 2018
December 31, 2018	Common stock	$0.240000	October 31, 2018	December 18, 2018	January 11, 2019

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2017	Common stock	$0.200000	February 7, 2017	March 28, 2017	April 12, 2017
March 31, 2017	Preferred stock	$0.484375	February 7, 2017	March 10, 2017	March 31, 2017
June 30, 2017	Common stock	$0.200000	May 2, 2017	July 7, 2017	July 21, 2017
June 30, 2017	Preferred stock	$0.484375	May 2, 2017	June 9, 2017	June 30, 2017
September 30, 2017	Common stock	$0.220000	August 1, 2017	October 6, 2017	October 21, 2017
December 31, 2017	Common stock	$0.220000	October 31, 2017	December 29, 2017	January 12, 2018

On July 19, 2017, we redeemed all 1,840,000 outstanding shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) for cash at a redemption price of $25.00 per share, plus an amount per share of $0.096875 representing all accrued and unpaid dividends per share from July 1, 2017 to, but excluding, July 19, 2017.
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $77.6 million for the year ended December 31, 2018 compared to approximately $69.5 million for the year ended December 31, 2017. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from properties acquired during 2018 and 2017 and same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $235.0 million and $249.1 million, respectively, for the years ended December 31, 2018 and 2017, which consists primarily of cash paid for property acquisitions of $221.8 million and $297.1 million, respectively, net cash paid for our Senior Secured Loan of approximately $54.1 million and $0, respectively, and additions to capital improvements of approximately $38.6 million and $27.4 million, respectively, offset by proceeds from sales of real estate investments of approximately $79.6 million and $75.4 million, respectively, for the years ended December 31, 2018 and 2017.

Cash From Financing Activities. Net cash provided by financing activities was approximately $149.0 million for the year ended December 31, 2018, which consists primarily of approximately $205.9 million in net common stock issuance proceeds and net borrowings of $19.0 million on our revolving credit facility, offset by approximately $51.4 million in equity dividend payments and approximately $19.2 million in mortgage loan payments. Net cash provided by financing activities was approximately $203.9 million for the year ended December 31, 2017, which consists primarily of approximately $251.5 million in net common stock issuance proceeds and $100.0 million in borrowings on senior unsecured notes, offset by approximately $43.9 million in equity dividend payments, the repurchase of approximately $46.0 million in preferred stock and net payments on our revolving credit facility of approximately $51.5 million.
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
Property Acquisitions. Effective January 1, 2017, we adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not considered a business. To be a business, the set of acquired activities and assets must include inputs and one or more substantive processes that together contribute to the ability to create outputs. We have determined that our real estate property acquisitions will generally be accounted for as asset acquisitions under the clarified definition. Prior to January 1, 2017, we generally accounted for property acquisitions as business combinations, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Upon acquisition of a property we estimate the fair value of acquired tangible assets (consisting generally of land, buildings and improvements) and intangible assets and liabilities (consisting generally of the above and below-market leases and the origination value of all in-place leases). We determine fair values using Level 3 inputs such as replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition. Acquisition-related costs associated with asset acquisitions are capitalized to individual tangible and intangible assets and liabilities assumed on a relative fair value basis and acquisition-related costs associated with business combinations are expensed as incurred.
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
Effective January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of our adoption.  Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018.  A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. We elected to apply this standard only to contracts that were not completed as of January 1, 2018.  Based on our evaluation of contracts within the scope of ASU No. 2014-09, the guidance impacts revenue generated by sales of real estate, which is evaluated in conjunction with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (see below).
Effective January 1, 2018, we adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, our sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20. ASC 610-20 refers to the revenue recognition principles under ASU 2014-09, Revenue from Contracts with Customers (see above). Under ASC 610-20, if we determine that we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we will derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
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
Contractual Obligations
As of February 6, 2019, we have two outstanding contracts with third-party sellers to acquire two industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City [1]	1	17,851	49,017	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—
Total	1	17,851	$49,017	$—

[1]	Includes one improved land parcel containing approximately 16.8 acres.

As of February 6, 2019, we have executed one non-binding letter of intent with a third-party seller to acquire one industrial property. The total anticipated purchase price for this industrial property is approximately $14.1 million. In the normal course of business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.
The following table summarizes our contractual obligations due by period as of December 31, 2018 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$1,514	$94,348	$169,000	$200,000	$464,862
Debt interest payments	12,054	21,504	18,255	19,035	70,848
Operating lease commitments	264	547	140	—	951
Redevelopment obligations	13,258	—	—	—	13,258
Purchase obligations	49,017	—	—	—	49,017
Total	$76,107	$116,399	$187,395	$219,035	$598,936
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
The following table reflects the calculation of FFO reconciled from net income (loss), net of redemption of preferred stock and preferred stock dividends for the three months ended December 31, 2018, 2017 and 2016 and for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands except per share data):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Net income, net of redemption of preferred stock and preferred stock dividends	$22,972	$10,836	$12,136	112.0%	$10,836	$941	$9,895	1,051.5%
Gain on sales of real estate investments	(13,624)	(5,105)	(8,519)	166.9%	(5,105)	—	(5,105)	n/a
Depreciation and amortization
Depreciation and amortization	10,250	10,015	235	2.3%	10,015	9,185	830	9.0%
Non-real estate depreciation	(27)	(31)	4	(12.9)%	(31)	(21)	(10)	47.6%
Allocation to participating securities [1]	(123)	(107)	(16)	15.0%	(107)	(84)	(23)	27.4%
Funds from operations attributable to common stockholders [2,3]	$19,448	$15,608	$3,840	24.6%	$15,608	$10,021	$5,587	55.8%
Basic and diluted FFO per common share	$0.33	$0.29	$0.04	13.8%	$0.29	$0.22	$0.07	31.8%
Weighted average basic and diluted common shares	59,689,965	54,563,353			54,563,353	46,277,521

	For the Year Ended December 31,				For the Year Ended December 31,
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Net income, net of redemption of preferred stock and preferred stock dividends	$63,289	$49,367	$13,922	28.2%	$49,367	$11,553	$37,814	327.3%
Gain on sales of real estate investments	(28,610)	(30,654)	2,044	(6.7)%	(30,654)	(7,140)	(23,514)	329.3%
Depreciation and amortization
Depreciation and amortization	40,816	37,870	2,946	7.8%	37,870	34,399	3,471	10.1%
Non-real estate depreciation	(113)	(109)	(4)	3.7%	(109)	(86)	(23)	26.7%
Allocation to participating securities [1]	(478)	(404)	(74)	18.3%	(404)	(335)	(69)	20.6%
Funds from operations attributable to common stockholders [2,3,4]	$74,904	$56,070	$18,834	33.6%	$56,070	$38,391	$17,679	46.0%
Basic and diluted FFO per common share	$1.30	$1.09	$0.21	19.3%	$1.09	$0.86	$0.23	26.7%
Weighted average basic and diluted common shares	57,486,399	51,357,719			51,357,719	44,725,936

[1]
To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 383,930, 359,910, and 396,855 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2018, 2017 and 2016, respectively, and 368,912, 375,924, and 398,475 for the years ended December 31, 2018, 2017 and 2016, respectively.

[2]
Includes expensed acquisition costs of approximately $0, $0 and $1.0 million for the three months ended December 31, 2018, 2017 and 2016, respectively, and approximately $0.1 million, $0 and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

[3]
Includes performance share award expense of approximately $2.7 million, $1.1 million and $3.0 million for the three months ended December 31, 2018, 2017 and 2016, respectively, and approximately $7.1 million, $6.7 million and $7.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, which varies quarter to quarter based our total shareholder return outperforming the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the prior three year period. See “Note 11 – Stockholders’ Equity” in our notes to consolidated financial statements for more information regarding our performance share awards.

[4]
Includes redemption charges of approximately $0, $1.8 million, and $0 during the years ended December 31, 2018, 2017, and 2016, respectively, representing the write-off of original issuance costs related to the redemption of our Series A Preferred Stock. See “Note 11 – Stockholders’ Equity” in our notes to consolidated financial statements for more information regarding our Series A Preferred Stock redemption.

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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months ended December 31, 2018, 2017 and 2016 and for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Net income	$22,972	$10,836	$12,136	112.0%	$10,836	$1,832	$9,004	491.5%
Gain on sales of real estate investments	(13,624)	(5,105)	(8,519)	166.9%	(5,105)	—	(5,105)	n/a
Depreciation and amortization from continuing operations	10,250	10,015	235	2.3%	10,015	9,185	830	9.0%
Interest expense, including amortization	4,494	4,691	(197)	(4.2)%	4,691	3,642	1,049	28.8%
Stock-based compensation	3,248	1,471	1,777	120.8%	1,471	3,474	(2,003)	(57.7)%
Acquisition costs	(5)	(1)	(4)	400.0%	(1)	990	(991)	n/a
Adjusted EBITDA	$27,335	$21,907	$5,428	24.8%	$21,907	$19,123	$2,784	14.6%

	For the Year Ended December 31,				For the Year Ended December 31,
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Net income	$63,289	$53,095	$10,194	19.2%	$53,095	$15,118	$37,977	251.2%
Gain on sales of real estate investments	(28,610)	(30,654)	2,044	(6.7)%	(30,654)	(7,140)	(23,514)	329.3%
Depreciation and amortization from continuing operations	40,816	37,870	2,946	7.8%	37,870	34,399	3,471	10.1%
Interest expense, including amortization	18,211	16,777	1,434	8.5%	16,777	13,053	3,724	28.5%
Loss on extinguishment of debt	—	—	—	n/a	—	239	(239)	n/a
Stock-based compensation	9,270	8,732	538	6.2%	8,732	9,444	(712)	(7.5)%
Acquisition costs	124	10	114	1,140.0%	10	3,129	(3,119)	(99.7)%
Adjusted EBITDA	$103,100	$85,830	$17,270	20.1%	$85,830	$68,242	$17,588	25.8%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool for the comparison of the three months and years ended December 31, 2018 and 2017 includes all properties that were owned as of December 31, 2018 and since January 1, 2017 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2018. As of December 31, 2018, the same store pool consisted of 156 buildings aggregating approximately 10.4 million square feet representing approximately 81.3% of our total square feet owned and six improved land parcels containing approximately 23.0 acres. The same store pool for the comparison of the three months and years ended December 31, 2017 and 2016 includes all properties that were owned as of December 31, 2017 and since January 1, 2016 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2017. As of December 31, 2017, the same store pool consisted of 140 buildings aggregating approximately 10.2 million square feet representing approximately 78.3% of our total square feet owned and three improved land parcels containing approximately 4.9 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.
The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months and the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended December 31,						For the Three Months Ended December 31,
	2018		2017		$ Change	% Change	2017		2016		$ Change	% Change
Net income [1]	$22,972		$10,836		$12,136	112.0%	$10,836		$1,832		$9,004	491.5%
Depreciation and amortization from continuing operations	10,250		10,015		235	2.3%	10,015		9,185		830	9.0%
General and administrative	6,371		4,431		1,940	43.8%	4,431		6,015		(1,584)	(26.3)%
Acquisition costs	(5)		(1)		(4)	400.0%	(1)		990		(991)	n/a
Total other income and expenses	(10,471)		(508)		(9,963)	1,961.2%	(508)		3,637		(4,145)	n/a
Net operating income	29,117		24,773		4,344	17.5%	24,773		21,659		3,114	14.4%
Less non same store NOI	(5,983)	[3]	(3,261)	[3]	(2,722)	83.5%	(5,003)	[4]	(3,004)	[4]	(1,999)	66.5%
Same store NOI [1]	$23,134		$21,512		$1,622	7.5%	$19,770		$18,655		$1,115	6.0%
Less straight-line rents and amortization of lease intangibles [2]	(233)		(847)		614	(72.5)%	(507)		(1,033)		526	(50.9)%
Cash-basis same store NOI [1]	$22,901		$20,665		$2,236	10.8%	$19,263		$17,622		$1,641	9.3%

[1]	Includes $0 of lease termination income for the three months ended December 31, 2018, 2017 and 2016.

[2]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

[3]
Includes 2017 and 2018 acquisitions, ten improved land parcels, five properties under redevelopment and one completed redevelopment property with a gross book value of approximately $29.3 million as of December 31, 2018.

[4]
Includes 2016 and 2017 acquisitions and one completed redevelopment property with a gross book value of approximately $40.3 million and accumulated depreciation of approximately $4.2 million as of December 31, 2016.

	For the Year Ended December 31,						For the Year Ended December 31,
	2018		2017		$ Change	% Change	2017		2016		$ Change	% Change
Net income [1]	$63,289		$53,095		$10,194	19.2%	$53,095		$15,118		$37,977	251.2%
Depreciation and amortization from continuing operations	40,816		37,870		2,946	7.8%	37,870		34,399		3,471	10.1%
General and administrative	21,503		19,681		1,822	9.3%	19,681		19,319		362	1.9%
Acquisition costs	124		10		114	1,140.0%	10		3,129		(3,119)	(99.7)%
Total other income and expenses	(14,063)		(14,046)		(17)	0.1%	(14,046)		6,128		(20,174)	n/a
Net operating income	111,669		96,610		15,059	15.6%	96,610		78,093		18,517	23.7%
Less non same store NOI	(20,737)	[3]	(11,576)	[3]	(9,161)	79.1%	(17,651)	[4]	(8,102)	[4]	(9,549)	117.9%
Same store NOI [1]	$90,932		$85,034		$5,898	6.9%	$78,959		$69,991		$8,968	12.8%
Less straight-line rents and amortization of lease intangibles [2]	(2,737)		(4,161)		1,424	(34.2)%	(2,739)		(4,564)		1,825	(40.0)%
Cash-basis same store NOI [1]	$88,195		$80,873		$7,322	9.1%	$76,220		$65,427		$10,793	16.5%

[1]	Includes approximately $0.7 million, $0.1 million and $0 of lease termination income for the years ended December 31, 2018, 2017 and 2016, respectively.

[2]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

[3]	Includes 2017 and 2018 acquisitions and one completed redevelopment property with a gross book value of approximately $29.3 million as of December 31, 2018.

[4]
Includes 2016 and 2017 acquisitions and one completed redevelopment property with a gross book value of approximately $40.3 million and accumulated depreciation of approximately $4.2 million as of December 31, 2017.

Cash-basis same store NOI increased by approximately $2.2 million for the three months ended December 31, 2018 compared to the same period from the prior year primarily due to increased rental revenue and tenant reimbursement revenue on new and renewed leases. For the three months ended December 31, 2018 and 2017, approximately $0.1 million and $0.5 million, respectively, of contractual rent abatements were given to certain tenants in the same-store pool. In addition, approximately $0.3 million of the increase in cash-basis same store NOI for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 related to properties that were acquired vacant or with near term expirations in 2017.
Cash-basis same store NOI increased by approximately $7.3 million for the year ended December 31, 2018 compared to the prior year primarily due to increased rental revenue and tenant reimbursement revenue on new and renewed leases and approximately $0.7 million in lease termination income, offset by approximately $0.6 million in rent abatements provided to the tenant at our Belleville property. The vacant space at our Hart property was re-leased in March 2018 with cash rent increasing by approximately 27.8% in the year ended December 31, 2018 compared to the year ended December 31, 2017. In addition, approximately $0.2 million in bad debt expense was recovered at our 221 Michele property in 2017. For the years ended December 31, 2018 and 2017, approximately $2.0 million and $2.1 million, respectively, of contractual rent abatements were given to certain tenants in the same-store pool. Approximately $1.8 million of the increase in cash-basis same store NOI for the year ended December 31, 2018 compared to the year ended December 31, 2017 related to properties that were acquired vacant or with near term expirations in 2017.

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
As of December 31, 2018, we had $169.0 million of borrowings outstanding under our Facility. Of the $169.0 million outstanding on the Facility, $150.0 million is subject to interest rate caps. See “Note 9 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 3.61% as of December 31, 2018. If the LIBOR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.4 million annually on the total of the outstanding balances on our Facility as of December 31, 2018.

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
Terreno Realty Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment, management of Terreno Realty Corporation believes that, as of December 31, 2018, the company’s internal control over financial reporting is effective based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K, (which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2018).

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Terreno Realty Corporation
Opinion on Internal Control over Financial Reporting
We have audited Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Terreno Realty Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 of the Company and our report dated February 6, 2019 expressed an unqualified opinion thereon.
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
February 6, 2019

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated herein by reference.

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
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Terreno Realty Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Terreno Realty Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2017-01
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for real estate property acquisitions effective January 1, 2017 due to the adoption of Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
San Francisco, California
February 6, 2019

Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Investments in real estate
Land	$833,995	$759,659
Buildings and improvements	837,816	801,242
Construction in progress	94,695	—
Intangible assets	79,270	76,029
Total investments in properties	1,845,776	1,636,930
Accumulated depreciation and amortization	(169,772)	(139,814)
Net investments in real estate	1,676,004	1,497,116
Cash and cash equivalents	31,004	35,710
Restricted cash	3,475	7,090
Senior secured loan, net	54,492	—
Other assets, net	31,529	27,955
Total assets	$1,796,504	$1,567,871
LIABILITIES AND EQUITY
Liabilities
Credit facility	$19,000	$—
Term loans payable, net	149,067	148,897
Senior unsecured notes, net	248,263	247,955
Mortgage loans payable, net	45,767	64,831
Security deposits	11,933	11,058
Intangible liabilities, net	23,093	22,361
Dividends payable	14,643	12,181
Performance share awards payable	12,048	11,824
Accounts payable and other liabilities	24,893	21,270
Total liabilities	548,707	540,377
Commitments and contingencies (Note 14)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 61,013,711 and 55,368,737 shares issued and outstanding, respectively	610	553
Additional paid-in capital	1,233,763	1,023,184
Retained earnings	14,185	4,803
Accumulated other comprehensive loss	(761)	(1,046)
Total stockholders’ equity	1,247,797	1,027,494
Total liabilities and equity	$1,796,504	$1,567,871

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)

	For the Year Ended December 31,
	2018	2017	2016
REVENUES
Rental revenues	$118,183	$103,329	$85,018
Tenant expense reimbursements	33,474	29,155	23,400
Total revenues	151,657	132,484	108,418
COSTS AND EXPENSES
Property operating expenses	39,988	35,874	30,325
Depreciation and amortization	40,816	37,870	34,399
General and administrative	21,503	19,681	19,319
Acquisition costs	124	10	3,129
Total costs and expenses	102,431	93,435	87,172
OTHER INCOME (EXPENSE)
Interest and other income	3,664	169	24
Interest expense, including amortization	(18,211)	(16,777)	(13,053)
Loss on extinguishment of debt	—	—	(239)
Gain on sales of real estate investments	28,610	30,654	7,140
Total other income (expense)	14,063	14,046	(6,128)
Net income	63,289	53,095	15,118
Redemption of preferred stock	—	(1,767)	—
Preferred stock dividends	—	(1,961)	(3,565)
Net income, net of redemption of preferred stock and preferred stock dividends	63,289	49,367	11,553
Allocation to participating securities	(401)	(352)	(95)
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	$62,888	$49,015	$11,458
EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	$1.09	$0.95	$0.26
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	57,486,399	51,357,719	44,725,936

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Net income	$63,289	$53,095	$15,118
Other comprehensive income (loss): cash flow hedge adjustment	285	(148)	(102)
Comprehensive income	$63,574	$52,947	$15,016

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Number of Shares	Amount
Balance as of December 31, 2015	$46,000	43,310,272	$430	$687,448	$—	$(796)	$733,082
Net income	—	—	—	—	15,118	—	15,118
Issuance of common stock, net of issuance costs of $2,813	—	4,139,224	44	101,417	—	—	101,461
Repurchase of common stock	—	(67,928)	—	(1,551)	—	—	(1,551)
Issuance of restricted stock	—	32,797	—	—	—	—	—
Stock-based compensation	—	—	—	2,231	—	—	2,231
Common stock dividends	—	—	—	(23,316)	(11,553)	—	(34,869)
Preferred stock dividends	—	—	—	—	(3,565)	—	(3,565)
Other comprehensive loss	—	—	—	—	—	(102)	(102)
Balance as of December 31, 2016	46,000	47,414,365	474	766,229	—	(898)	811,805
Net income	—	—	—	—	53,095	—	53,095
Issuance of common stock, net of issuance costs of $4,202	—	8,066,150	79	256,645	—	—	256,724
Repurchase of common stock	—	(144,025)	—	(3,436)	—	—	(3,436)
Redemption of preferred stock	(46,000)	—	—	1,729	(1,767)	—	(46,038)
Issuance of restricted stock	—	32,247	—	—	—	—	—
Stock-based compensation	—	—	—	2,017	—	—	2,017
Common stock dividends	—	—	—	—	(44,564)	—	(44,564)
Preferred stock dividends	—	—	—	—	(1,961)	—	(1,961)
Other comprehensive loss	—	—	—	—	—	(148)	(148)
Balance as of December 31, 2017	—	55,368,737	553	1,023,184	4,803	(1,046)	1,027,494
Net income	—	—	—	—	63,289	—	63,289
Issuance of common stock, net of issuance costs of $3,489	—	5,698,326	57	212,164	—	—	212,221
Repurchase of common stock	—	(107,267)	—	(3,870)	—	—	(3,870)
Issuance of restricted stock	—	53,915	—	—	—	—	—
Stock-based compensation	—	—	—	2,285	—	—	2,285
Common stock dividends	—	—	—	—	(53,907)	—	(53,907)
Other comprehensive income	—	—	—	—	—	285	285
Balance as of December 31, 2018	$—	61,013,711	$610	$1,233,763	$14,185	$(761)	$1,247,797

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,289	$53,095	$15,118
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(3,459)	(3,657)	(4,740)
Amortization of lease intangibles	(3,694)	(2,161)	(1,338)
Depreciation and amortization	40,816	37,870	34,399
Loss on extinguishment of debt	—	—	239
Gain on sales of real estate investments	(28,610)	(30,654)	(7,140)
Deferred financing cost amortization	1,442	1,193	766
Deferred senior secured loan fee amortization	(392)	—	—
Stock-based compensation	9,270	8,732	9,444
Changes in assets and liabilities
Other assets	(1,531)	584	(3,174)
Accounts payable and other liabilities	468	4,496	5,667
Net cash provided by operating activities	77,599	69,498	49,241
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(221,806)	(297,109)	(128,495)
Proceeds from sales of real estate investments, net	79,594	75,396	21,379
Additions to construction in progress	(9,668)	—	(15,577)
Additions to buildings, improvements and leasing costs	(28,977)	(27,405)	(26,936)
Cash paid for senior secured loan	(55,000)	—	—
Origination and other fees received on senior secured loan	900	—	—
Net cash used in investing activities	(234,957)	(249,118)	(149,629)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	208,949	255,295	101,432
Issuance costs on issuance of common stock	(3,030)	(3,764)	(1,506)
Repurchase of common stock	(3,870)	(3,436)	(1,551)
Repurchase of preferred stock	—	(46,000)	—
Borrowings on credit facility	204,000	93,000	95,500
Payments on credit facility	(185,000)	(144,500)	(44,000)
Payments on term loans payable	—	—	(50,000)
Borrowings on senior unsecured notes	—	100,000	50,000
Payments on mortgage loans payable	(19,201)	(1,916)	(16,871)
Payment of deferred financing costs	(1,366)	(872)	(2,499)
Dividends paid to common stockholders	(51,445)	(41,866)	(33,182)
Dividends paid to preferred stockholders	—	(1,999)	(3,565)
Net cash provided by financing activities	149,037	203,942	93,758
Net (decrease) increase in cash and cash equivalents and restricted cash	(8,321)	24,322	(6,630)
Cash and cash equivalents and restricted cash at beginning of year	42,800	18,478	25,108
Cash and cash equivalents and restricted cash at end of year	$34,479	$42,800	$18,478
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest, net of capitalized interest	$19,787	$13,839	$11,888
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$10,712	$6,996	$7,955
Redemption of preferred stock	—	1,729	—
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$227,058	$319,666	$130,944
Assumption of other assets and liabilities	(5,252)	(22,557)	(2,449)
Net cash paid for property acquisitions	$221,806	$297,109	$128,495

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Notes to Consolidated Financial Statements
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties and improved land parcels disclosed in these notes to the consolidated financial statements are unaudited. As of December 31, 2018, the Company owned 205 buildings aggregating approximately 12.8 million square feet, 16 improved land parcels consisting of approximately 55.2 acres and five properties under redevelopment expected to contain approximately 0.7 million square feet upon completion.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the years ended December 31, 2018, 2017 or 2016.
Loans Held-for-Investment. Loans that are held-for-investment are carried at cost, net of loan fees and origination costs, as applicable, unless the loans are deemed impaired. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of loans that are held-for-investment. The Company evaluates its senior secured loan (the “Senior Secured Loan”), which is classified as held-for-investment, for impairment quarterly. If the Senior Secured Loan is considered to be impaired, the Company records an allowance through the provision for Senior Secured Loan losses to reduce the carrying value of the Senior Secured Loan to the present value of expected future cash flows discounted at the Senior Secured Loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Actual losses, if any, could differ significantly from the Company’s estimates. There were no impairment charges recorded to the carrying value of the Senior Secured Loan during the year ended December 31, 2018.
Property Acquisitions Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not considered a business. To be a business, the set of acquired activities and assets must include inputs and one or more substantive processes that together contribute to the ability to create outputs. The Company has determined that its real estate property acquisitions will generally be accounted for as asset acquisitions under the clarified definition. Prior to January 1, 2017 the Company generally accounted for property acquisitions as business combinations, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Upon acquisition of a property the Company estimates the fair value of acquired tangible assets (consisting generally of land, buildings and improvements) and intangible assets and liabilities (consisting generally of the above and below-market leases and the origination value of all in-place leases). The Company determines fair values using Level 3 inputs such as replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition. Acquisition-related costs associated with asset acquisitions are capitalized to individual tangible and intangible assets and liabilities assumed on a relative fair value basis and acquisition-related costs associated with business combinations are expensed as incurred.
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $3.7 million, $2.2 million and $1.3 million, respectively, for the years ended December 31, 2018, 2017 and 2016. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of December 31, 2018 is 9.2 years. As of December 31, 2018 and 2017, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	December 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$75,101	$(51,239)	$23,862	$71,502	$(45,885)	$25,617
Above-market leases	4,169	(3,610)	559	4,527	(3,695)	832
Below-market leases	(34,485)	11,392	(23,093)	(30,386)	8,025	(22,361)
Total	$44,785	$(43,457)	$1,328	$45,643	$(41,555)	$4,088
Projected net amortization of the intangible assets and liabilities for the next five years and thereafter as of December 31, 2018 is as follows (dollars in thousands):

2019	$5,104
2020	2,451
2021	1,667
2022	855
2023	159
Thereafter	(8,908)
Total	$1,328
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
Discontinued Operations. The Company considers a property or a portfolio of properties to be classified as discontinued operations when it meets the criteria established under ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Disposals that represent a strategic shift that should have or will have a major effect on the Company’s operations and financial results qualify as discontinued operations.
Held for Sale Assets. The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment (See “Note 5 – Held for Sale/Disposed Assets”). Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.
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

The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows:

	For the Year Ended December 31,
	2018	2017	2016
Beginning
Cash and cash equivalents at beginning of year	$35,710	$14,208	$22,450
Restricted cash	7,090	4,270	2,658
Cash and cash equivalents and restricted cash	42,800	18,478	25,108
Ending
Cash and cash equivalents at end of year	31,004	35,710	14,208
Restricted cash	3,475	7,090	4,270
Cash and cash equivalents and restricted cash	34,479	42,800	18,478
Net (decrease) increase in cash and cash equivalents and restricted cash	$(8,321)	$24,322	$(6,630)
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
As of December 31, 2018 and 2017, approximately $25.7 million and $23.0 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.2 million and $0.1 million as of December 31, 2018 and 2017, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of our adoption.  Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018.  A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. The Company elected to apply this standard only to contracts that were not completed as of January 1, 2018.  Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, the guidance impacts revenue related to the sales of real estate, which is evaluated in conjunction with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (see below).
Effective January 1, 2018, the Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20. ASC 610-20 refers to the revenue recognition principles under ASU 2014-09, Revenue from Contracts with Customers (see above). Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company will derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. As a result of adoption of the standard, there was no material impact to the Company’s consolidated financial statements.

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $6.9 million and $5.7 million as of December 31, 2018 and 2017, respectively.
Mortgage Premiums. Mortgage premiums represent the excess of the fair value of debt assumed over the principal value of debt assumed in connection with property acquisitions. The mortgage premiums are being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 2018 and 2017, the mortgage premiums were fully amortized.
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
ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of December 31, 2018 and 2017, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.
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
Use of Derivative Financial Instruments. ASC 815, Derivatives and Hedging (See “Note 9 – Derivative Financial Instruments”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why the Company uses derivative instruments, (b) how the Company accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments.

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
As of December 31, 2018, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019, and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2018 and 2017, the fair value of the interest rate caps was approximately $26,000 and $30,000, respectively.
Fair Value of Financial Instruments. ASC 820, Fair Value Measurements and Disclosures (See “Note 10 – Fair Value Measurements”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. ASC 820 requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).
New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which is their final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The effective date of ASU 2014-09 was deferred by the issuance of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, by one year to make the guidance of ASU 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified two aspects of Topic 606: (1) identifying performance obligations and (2) the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for ASU 2016-10 were the same as the effective date and transition requirements in ASU 2015-14. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which made narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which made additional narrow scope amendments to Topic 606 including loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts. The FASB allowed two adoption methods under ASU 2014-09. Under one method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules (“modified retrospective method”). Based on the Company’s evaluation of contracts within the scope of ASU 2014-09, the guidance impacted revenue related to the sales of real estate, which is evaluated in conjunction with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (see below). The Company’s rental revenues and recoveries earned from leasing operating properties are excluded from this standard and will be assessed with the adoption of ASU 2016-02, Leases (see below). The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method. As a result of adoption of the standard, there was no material impact to the Company’s consolidated financial statements.

Effective January 1, 2018, the Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applied to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20. ASC 610-20 refers to the revenue recognition principles under ASU 2014-09, Revenue from Contracts with Customers (see above). Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. As a result of adoption of the standard, there was no material impact to the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. ASU No. 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Upon adoption of ASU No. 2016-02 on January 1, 2019, the Company adopted the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company did 1) not reassess whether any expired or existing contracts are or contain leases, 2) not reassess the lease classification for any expired or existing lease, and 3) not reassess initial direct costs for any existing leases. The Company did not elect the practical expedient related to using hindsight to reevaluate the lease term.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU No. 2018-11”), which provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met. Upon adoption of the lease accounting standard under Topic 842, the Company adopted this practical expedient, specifically related to its tenant reimbursements which would otherwise be accounted for under the new revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements as 1) the timing and pattern of transfer of the nonlease components and associated lease components are the same and 2) the non-lease component is not the predominant component in the arrangement. In addition, ASU No. 2018-11, provides an additional optional transition method to allow entities to apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease accounting standard will continue to be reported under the current lease accounting standards of Topic 840. The Company adopted this transition method upon adoption of the lease accounting standard of Topic 842 on January 1, 2019.

In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU No. 2018-20”), which permits lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs and instead to account for these costs as if they were lessee costs. In addition, ASU No. 2018-20 requires lessors to 1) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and 2) include lessor costs that are reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The amendments also clarify that lessors are required to allocate the variable payments to the lease and non-lease components and follow the recognition guidance in Topic 842 for the lease component and other applicable guidance, such as ASC 606, for the non-lease component.

The Company created an inventory of its leases where the Company may be a lessee to assess the potential impact to the Company’s financial statements. From a lessee perspective, the adoption of the new lease accounting standard is not expected to have a material impact to the Company’s financial statements on January 1, 2019. The Company has assessed the potential impact to the Company’s financial statements as a lessor and the new lease standard is not expected to have a material impact to the Company’s financial statements on January 1, 2019. The Company does not currently capitalize internal leasing costs.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarified guidance regarding when changes to the terms or conditions of a share-based payment must be accounted for as a modification. The guidance will be applied prospectively to awards modified on or after the adoption date. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption was permitted. The Company adopted ASU 2017-09 as of January 1, 2018. As a result of adoption of the standard, there was no material impact to the Company’s consolidated financial statements.

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
As of December 31, 2018, the Company owned 57 buildings aggregating approximately 3.3 million square feet and six improved land parcels consisting of approximately 27.1 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 27.0% of its annualized base rent, and 36 buildings aggregating approximately 2.5 million square feet and five improved land parcels consisting of approximately 10.1 acres located in Los Angeles, which accounted for a combined percentage of approximately 17.6% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of December 31, 2018, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than 10% of its rental revenues for the years ended December 31, 2018, 2017 and 2016.
Note 4. Investments in Real Estate
During the year ended December 31, 2018, the Company acquired 17 industrial buildings containing approximately 1.0 million square feet and five improved land parcels containing approximately 19.9 acres, including two buildings and one improved land parcel under redevelopment that upon completion will contain approximately 0.5 million square feet with a total expected investment of approximately $112.9 million (unaudited), including redevelopment costs of approximately $36.8 million. The total aggregate initial investment, including acquisition costs, was approximately $227.1 million, of which $154.5 million was recorded to land, $64.0 million to buildings and improvements, $8.6 million to intangible assets and $4.7 million to intangible liabilities.
The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2018:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]
Vermont	Torrance, CA	January 31, 2018	1	99,629	$17,500
Woodside	Queens, NY	March 6, 2018	1	83,294	25,170
1st Avenue South	Seattle, WA	March 6, 2018	1	234,720	42,000
Wicks Blvd	San Leandro, CA	April 27, 2018	1	11,300	2,600
85 Doremus [2]	Newark, NJ	May 7, 2018	—	—	6,300
East Valley	Renton, WA	May 7, 2018	1	39,005	5,950
Merced [3]	San Leandro, CA	August 2, 2018	4	225,344	36,000
San Clemente	Hayward, CA	September 7, 2018	1	54,000	9,000
Whitney [4]	San Leandro, CA	September 17, 2018	3	128,073	22,790
Commerce	Carlstadt, NJ	October 17, 2018	1	24,000	3,480
Kent 192 [5]	Seattle, WA	October 24, 2018	—	—	12,434
6th Ave	Seattle, WA	October 31, 2018	1	50,270	12,558
Walnut II	Compton, CA	November 7, 2018	1	60,040	11,108
Shoemaker [6]	Santa Fe Springs, CA	November 14, 2018	—	—	6,400
Hotchkiss II	Fremont, CA	December 20, 2018	1	29,214	6,200
Total			17	1,038,889	$219,490

[1]	Excludes intangible liabilities and assumed mortgage premiums, if any. The total aggregate investment was approximately $227.1 million, including $2.9 million in closing costs and acquisition costs.

[2]	Represents an improved land parcel containing approximately 3.5 acres.

[3]	Also includes an improved land parcel containing approximately 1.2 acres.

[4]	Also includes an improved land parcel containing approximately 0.2 acres.

[5]	Represents an improved land parcel containing approximately 12.7 acres.

[6]	Represents an improved land parcel containing approximately 2.3 acres.
The Company recorded revenues and net income for the year ended December 31, 2018 of approximately $4.8 million and $1.7 million, respectively, related to the 2018 acquisitions.
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
The above assets and liabilities were recorded at fair value, which uses Level 3 inputs. The properties were acquired from unrelated third parties using existing cash on hand, proceeds from property sales, issuance of common stock and borrowings on the revolving credit facility. Effective January 1, 2017, the Company adopted ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business under which property acquisitions are generally accounted for as asset acquisitions resulting in the capitalization of acquisition costs as part of the purchase price of the acquisition, instead of being expensed as incurred. Prior to January 1, 2017, the Company accounted for property acquisitions as business combinations, in accordance with ASC 805, Business Combinations, resulting in the expense of acquisition costs as incurred.
As of December 31, 2018, the Company has five properties under redevelopment that upon completion will contain approximately 0.7 million square feet with a total expected investment of approximately $136.3 million, including redevelopment costs of approximately $49.9 million. During 2018, the Company completed redevelopment of its Woodside property in Queens, New York, an existing approximately 83,000 square foot office building. The total expected investment is approximately $32.1 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $2.5 million, $0 and $0.6 million, respectively, during the years ended December 31, 2018, 2017 and 2016.

Pro Forma Financial Information:
The following supplementary pro forma financial information presents the results of operations of the Company for the years ended December 31, 2018 and 2017 as if all of the Company’s acquisitions during the year ended December 31, 2018 occurred on January 1, 2017. The following pro forma results for the years ended December 31, 2018 and 2017 have been presented for comparative purposes only and are not necessarily indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2017, or of future results of operations (dollars in thousands, except per share data).

	For the Year Ended December 31,
	2018	2017
	(Unaudited)
Total revenues	$156,484	$142,065
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	64,299	51,905
Basic and diluted net income available to common stockholders per share, net of redemption of preferred stock and preferred stock dividends	$1.12	$1.01
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of December 31, 2018, the Company did not have any properties held for sale.
During the year ended December 31, 2018, the Company sold one property located in the Washington, D.C. market for a sales price of approximately $20.3 million, resulting in a gain of approximately $3.3 million, two properties in the Miami market for an aggregate sales price of approximately $28.6 million, resulting in an aggregate gain of approximately $13.1 million and one property in the Los Angeles market for a sales price of approximately $33.2 million, resulting in a gain of approximately $12.2 million. During the year ended December 31, 2017, the Company sold one property located in the Los Angeles market for a sales price of approximately $25.3 million, resulting in a gain of approximately $10.1 million and three properties in the Washington, D.C. market for an aggregate sales price of approximately $52.0 million, resulting in an aggregate gain of approximately $20.5 million.
Note 6. Senior Secured Loan
On May 7, 2018, the Company made a Senior Secured Loan of $55.0 million with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020. The Senior Secured Loan is secured by a portfolio of nine improved land parcels primarily located in Newark and Kearny, New Jersey. One of the properties securing the Senior Secured Loan may be put to the Company as partial repayment of the Senior Secured Loan. This property, and two of the other properties, may be called by the Company as partial or full repayment of the Senior Secured Loan at previously agreed upon values. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deeds in lieu, with the deeds subject to the Company’s approval. As of December 31, 2018, the borrower has offered repayment with deeds in lieu on two of the three option properties for an aggregate purchase price of approximately $39.1 million. As of February 6, 2019, the Company has one outstanding contract to acquire one of the option properties for approximately $25.0 million and one non-binding letter of intent to acquire one of the option properties for approximately $14.1 million. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions, and with respect to the property under non-binding letter of intent, the Company’s entry into a purchase and sale agreement. As of December 31, 2018 and December 31, 2017, there was approximately $54.5 million and $0, respectively, net of deferred loan fees of approximately $0.5 million and $0, respectively, outstanding on the Senior Secured Loan and approximately $0.4 million and $0, respectively, of interest receivable outstanding on the Senior Secured Loan. Interest receivable is included as a component of other assets in the accompanying consolidated balance sheets.

Note 7. Debt
On October 19, 2018, the Company entered into a Fifth Amended and Restated Senior Credit Agreement (the “Facility”). The Facility consists of a $250.0 million unsecured revolving credit facility (increased from $200.0 million) that matures in October 2022 (previously August 2020), a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. The amount and maturity dates of the outstanding term loans remain unchanged under the Facility. The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $250.0 million revolving credit facility (previously $200.0 million), the $50.0 million term loan maturing in August 2021 and the $100.0 million term loan maturing in January 2022 or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin with respect to the revolving credit facility under the Facility has been reduced to a range of 1.05% to 1.50% (previously 1.35% to 1.90%; 1.05% as of December 31, 2018) and the applicable LIBOR margin with respect to the outstanding term loans under the Facility has been reduced to a range of 1.20% to 1.70% (previously 1.30% to 1.85%; 1.20% as of December 31, 2018), in each case depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30% (previously there was no annual facility fee) depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. There is no unused facility fee under the Facility (previously 0.20% or 0.25% depending on the unused portion of the revolving credit facility).
As of December 31, 2018, the Company also had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, and $50.0 million of senior unsecured notes that mature in October 2027 (collectively the “Senior Unsecured Notes”). As of December 31, 2018 and 2017, there was $19.0 million and $0, respectively, of borrowings outstanding on the revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on the term loans. As of both December 31, 2018 and 2017, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. See “Note 9-Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.
The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of December 31, 2018 and 2017.
The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2019 and 2021. As of December 31, 2018, the Company had two mortgage loans payable, net of deferred financing costs, totaling approximately $45.8 million, which bear interest at a weighted average fixed annual rate of 4.1%. As of December 31, 2017, the Company had three mortgage loans payable, net of deferred financing costs, totaling approximately $64.8 million, which bore interest at a weighted average fixed annual interest rate of 4.0%. As of December 31, 2018 and 2017, the total gross book value of the properties securing the debt was approximately $114.5 million and $153.7 million, respectively.

The scheduled principal payments of the Company’s debt as of December 31, 2018 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2019	$—	$—	$—	$1,514	$1,514
2020	—	—	—	33,077	33,077
2021	—	50,000	—	11,271	61,271
2022	19,000	100,000	50,000	—	169,000
2023	—	—	—	—	—
Thereafter	—	—	200,000	—	200,000
Subtotal	19,000	150,000	250,000	45,862	464,862
Unamortized net premiums	—	—	—	—	—
Total Debt	19,000	150,000	250,000	45,862	464,862
Deferred financing costs, net	—	(933)	(1,737)	(95)	(2,765)
Total Debt, net	$19,000	$149,067	$248,263	$45,767	$462,097
Weighted Average Interest Rate	3.6%	3.6%	4.1%	4.1%	3.9%
Note 8. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of December 31, 2018. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2019	$116,270
2020	103,428
2021	88,251
2022	71,541
2023	52,089
Thereafter	152,890
Total	$584,469
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
As of December 31, 2018 and 2017, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019 and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company is required to make certain monthly variable rate payments on the term loans, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.
The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

	Effective Date	Maturity Date	Interest Rate Strike	Fair Value		Notional Amount
				December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Derivative Instrument
Assets:
Interest Rate Cap	12/1/2014	5/4/2021	4.0%	$25	$26	$50,000	$50,000
Interest Rate Cap	9/1/2015	4/1/2019	4.0%	—	1	50,000	50,000
Interest Rate Cap	9/1/2015	2/3/2020	4.0%	1	3	50,000	50,000
Total				$26	$30	$150,000	$150,000
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
The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for years ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$289	$103	$—
Amount of gain reclassified from AOCI into interest expense (effective portion)	$289	$103	$—
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

Recurring Measurements – Interest Rate Contracts
Fair Value of Interest Rate Caps
Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of December 31, 2018 and 2017, the Company applied the provisions of this standard to the valuation of its interest rate caps.
The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2018 and 2017 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate caps at:
December 31, 2018	$26	$—	$26	$—
December 31, 2017	$30	$—	$30	$—
Financial Instruments Disclosed at Fair Value
As of December 31, 2018 and 2017, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs. The fair value of the Company’s Senior Secured Loan approximated its carrying value because the interest rate approximates the market lending rate available to the borrower, which is a Level 2 input.
The following table sets forth the carrying value and the estimated fair value of the Company’s Senior Secured Loan and debt as of December 31, 2018 and 2017 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Assets
Senior Secured Loan at:
December 31, 2018	$55,000	$—	$55,000	$—	$54,492
December 31, 2017	$—	$—	$—	$—	$—
Liabilities
Debt at:
December 31, 2018	$455,159	$—	$455,159	$—	$462,097
December 31, 2017	$459,048	$—	$459,048	$—	$461,683
Note 11. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, 0.01 par value per share, and 100,000,000 shares of preferred stock, 0.01 par value per share. The Company has an at-the-market equity offering program

(the “$250 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $250.0 million in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $250 Million ATM Program, the Company had a $200.0 million ATM program (the “$200 Million ATM Program”), which was substantially utilized as of June 30, 2018 and is no longer active, and a $150.0 million ATM program (the “$150 Million ATM Program”), which was fully utilized as of June 30, 2017. Actual sales under the $250 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the $250 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Facility. During the year ended December 31, 2018, the Company issued an aggregate of 5,492,707 shares of common stock at a weighted average offering price of $38.04 per share under the $250 Million ATM Program and the $200 Million ATM Program, resulting in net proceeds of approximately $205.9 million and paying total compensation to the applicable sales agents of approximately $3.0 million. During the year ended December 31, 2017, the Company issued an aggregate of 7,859,929 shares of common stock at a weighted average offering price of $32.48 per share under the $200 Million ATM Program and the $150 Million ATM program, resulting in net proceeds of approximately $251.6 million and paying total compensation to the applicable sales agents of approximately $3.7 million. As of December 31, 2018 and 2017, the Company had shares of common stock having an aggregate offering price of up to $129.9 million available for issuance under the $250 Million ATM Program and $90.1 million available for issuance under the $200 Million ATM Program, respectively.
On October 31, 2018, the Company’s board of directors approved an extension of the share repurchase program authorizing the Company to repurchase up to 3,000,000 shares (previously 2,000,000 shares) of its outstanding common stock from time to time through December 31, 2020. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2018, the Company has not repurchased any shares of stock pursuant to its share repurchase authorization.
In connection with the annual meeting of stockholders on May 1, 2018, the Company granted a total of 9,656 shares of unrestricted common stock to its independent directors under the Company’s Amended and Restated 2010 Equity Incentive Plan (the “Plan”) with a grant date fair value per share of $37.29. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.4 million in compensation costs for the year ended December 31, 2018 related to this issuance.
On July 19, 2017, the Company redeemed all 1,840,000 outstanding shares of the 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) for cash at a redemption price of $25.00 per share, plus an amount per share of $0.096875 representing all accrued and unpaid dividends per share from July 1, 2017 to, but excluding, July 19, 2017. The Company recognized a charge of approximately $1.8 million during the year ended December 31, 2017 representing the write-off of original issuance costs related to the redemption of the Series A Preferred Stock.
As of December 31, 2018, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Company’s Amended and Restated 2010 Equity Incentive Plan (the “Plan”), of which 335,490 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2018 ranged from $14.20 to $37.16. The fair value of the restricted stock that was granted during the year ended December 31, 2018 was approximately $1.9 million and the vesting period for the restricted stock is five years. As of December 31, 2018, the Company had approximately $4.5 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 2.8 years. The Company recognized compensation costs of approximately $1.9 million, $1.7 million and $1.9 million, respectively, for the years ended December 31, 2018, 2017 and 2016 related to the restricted stock issuances.
The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the years ended December 31, 2018, 2017 and 2016.

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2015	403,468	$20.08
Granted	32,797	21.50
Forfeited	(16,489)	17.53
Vested	(24,495)	17.26
Non-vested shares outstanding as of December 31, 2016	395,281	20.48
Granted	32,247	26.52
Forfeited	(50,008)	21.60
Vested	(20,337)	18.06
Non-vested shares outstanding as of December 31, 2017	357,183	21.01
Granted	53,915	34.63
Forfeited	(11,830)	20.30
Vested	(15,338)	20.21
Non-vested shares outstanding as of December 31, 2018	383,930	$22.98
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2018:

Non-vested Shares Vesting Schedule	Number of Shares
2019	24,372
2020	303,433
2021	13,750
2022	10,068
2023	32,307
Thereafter	—
Total Non-vested Shares	383,930
Long-Term Incentive Plan:
As of December 31, 2018, there are three open performance measurement periods for the Performance Share awards: January 1, 2016 to December 31, 2018, January 1, 2017 to December 31, 2019 and January 1, 2018 to December 31, 2020. During the year ended December 31, 2018, the Company issued 195,963 shares of common stock at a price of $34.50 per share related to the Performance Share awards for the performance period from January 1, 2015 to December 31, 2017. The Company recorded compensation expense of approximately $7.1 million, $6.7 million and $7.3 million, respectively, for the years ended December 31, 2018, 2017 and 2016, related to the Performance Share awards. As of December 31, 2018, 2017 and 2016, approximately $12.0 million, $11.8 million, and $10.7 million, respectively, of compensation costs related to the Performance Share awards were accrued.
The following table summarizes certain information with respect to the Performance Share awards (dollars in thousands):

	Fair Value	Accrual	Expense
			For the Year Ended December 31, 2018
Performance Share Period	December 31, 2018	December 31, 2018	2018	2017	2016
January 1, 2018 - December 31, 2020	$3,409	$1,135	$1,135	$—	$—
January 1, 2017 - December 31, 2019	6,109	4,073	2,540	1,532	—
January 1, 2016 - December 31, 2018 [1]	6,840	6,840	3,388	2,189	1,262
January 1, 2015 - December 31, 2017	—	—	—	2,994	2,589
January 1, 2014 - December 31, 2016	—	—	—	—	3,471
Total	$16,358	$12,048	$7,063	$6,715	$7,322

[1]
Subsequent to December 31, 2018, the compensation committee determined that approximately $6.8 million was earned under the Long-Term Incentive Plan with respect to the performance period that ended on December 31, 2018 and a total of 196,087 shares of common stock were issued to the executives.

Dividends:
The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2018 and 2017:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2018	Common stock	$0.22	February 6, 2018	March 28, 2018	April 12, 2018
June 30, 2018	Common stock	$0.22	May 1, 2018	July 6, 2018	July 20, 2018
September 30, 2018	Common stock	$0.24	August 1, 2018	October 5, 2018	October 19, 2018
December 31, 2018	Common stock	$0.24	October 31, 2018	December 18, 2018	January 11, 2019

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2017	Common stock	$0.200000	February 7, 2017	March 28, 2017	April 12, 2017
March 31, 2017	Preferred stock	$0.484375	February 7, 2017	March 10, 2017	March 31, 2017
June 30, 2017	Common stock	$0.200000	May 2, 2017	July 7, 2017	July 21, 2017
June 30, 2017	Preferred stock	$0.484375	May 2, 2017	June 9, 2017	June 30, 2017
September 30, 2017	Common stock	$0.220000	August 1, 2017	October 6, 2017	October 21, 2017
December 31, 2017	Common stock	$0.220000	October 31, 2017	December 29, 2017	January 12, 2018
On July 19, 2017, the Company redeemed all 1,840,000 outstanding shares of the Series A Preferred Stock for cash at a redemption price of $25.00 per share, plus an amount per share of $0.096875 representing all accrued and unpaid dividends per share from July 1, 2017 to, but excluding, July 19, 2017.
Note 12. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the years ended December 31, 2018, 2017 and 2016.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 368,912, 375,924 and 398,475 of weighted average unvested restricted shares outstanding for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 13. Quarterly Results of Operations – Unaudited
The following tables summarize the Company’s quarterly financial information.

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Total revenues	$37,107	$37,238	$37,899	$39,413
Total costs and expenses	(25,708)	(25,099)	(24,712)	(26,912)
Total other income and (expenses)	(1,342)	7,998	(3,065)	10,471
Net income	10,057	20,137	10,122	22,972
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	$9,992	$20,012	$10,056	$22,827
Earnings per Common Share – Basic and Diluted:
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends[1]	$0.18	$0.35	$0.17	$0.38
Basic and Diluted Weighted Average Common Shares Outstanding	55,127,580	56,698,959	58,369,252	59,689,965

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Total revenues	$31,441	$32,778	$33,640	$34,625
Total costs and expenses	(21,911)	(23,568)	(23,659)	(24,297)
Total other income and (expenses)	(3,731)	6,317	10,952	508
Net income	5,799	15,527	20,933	10,836
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	$4,874	$14,529	$18,852	$10,761
Earnings per Common Share – Basic and Diluted:
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends[1]	$0.10	$0.29	$0.36	$0.20
Basic and Diluted Weighted Average Common Shares Outstanding	47,645,321	50,325,668	52,804,611	54,563,353

[1]
The above quarterly income per share calculations are based on the weighted average number of common shares outstanding during each quarter. The income per share calculation for the years ended December 31, 2018 and 2017 in the consolidated statements of operations is based on the weighted average number of common shares outstanding for the years ended December 31, 2018 and 2017. The sum of the quarterly financial data may vary from the years ended December 31, 2018 and 2017 data due to rounding.

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
As a result, the Company may become subject to material environmental liabilities of which it is unaware. The Company can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on it, or (2) the environmental condition of the Company’s industrial properties will not be affected by the condition of the properties in the vicinity of its industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company. The Company was not aware of any significant or material exposures as of December 31, 2018 or 2017.
General Uninsured Losses. The Company carries property and rental loss, liability and terrorism insurance. The Company believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, the Company’s properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, the Company has obtained, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property. The Company was not aware of any significant or material exposures as of December 31, 2018 or 2017.
Contractual Commitments. As of February 6, 2019, the Company had two outstanding contracts with third-party sellers to acquire two industrial properties consisting of approximately 18,000 square feet and one improved land parcel containing 16.8 acres. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City [1]	1	17,851	49,017	—
San Francisco Bay Area	—	—	—	—
Seattle	—	—	—	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—
Total	1	17,851	$49,017	$—

[1]	Includes one improved land parcel containing approximately 16.8 acres.

As of February 6, 2019, the Company has executed one non-binding letter of intent with a third-party seller to acquire one industrial property consisting of approximately 28,000 square feet. The anticipated purchase price for this industrial property is approximately $14.1 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.

Note 15. Subsequent Events
On January 8, 2019, the Company amended and restated its Amended and Restated Long-Term Incentive Plan (as amended and restated, the “Amended LTIP”). Under the Amended LTIP, each participant’s performance share target award for target awards granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with performance share awards granted on or after January 1, 2019, the grant date fair value of the performance share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and amortized over the performance period.
On February 5, 2019, the Company’s board of directors declared a cash dividend in the amount of $0.24 per share of its common stock payable on April 12, 2019 to the stockholders of record as of the close of business on March 29, 2019.

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation
As of December 31, 2018
(in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2018
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Los Angeles
104th Street	1	Los Angeles, CA	$—	$3,701	$976	$—	$3,701	$976	$4,677	$32	2017	1951
139th Street	2	Carson, CA	—	21,236	15,783	2	21,236	15,785	37,021	432	2017	1965/2003
630 Glasgow	1	Inglewood, CA	—	2,245	1,855	400	2,245	2,255	4,500	578	2011	1988
747 Glasgow	1	Inglewood, CA	—	1,759	1,555	225	1,759	1,780	3,539	292	2014	1981
14611 Broadway	1	Gardena, CA	—	4,757	1,243	974	4,757	2,217	6,974	767	2013	1962
19601 Hamilton	1	Torrance, CA	—	7,409	4,072	744	7,409	4,816	12,225	935	2011	1985
709 Hindry	1	Inglewood, CA	—	2,105	2,972	168	2,105	3,140	5,245	187	2016	1984
Acacia	1	Compton, CA	—	5,143	1,985	625	5,143	2,610	7,753	295	2017	1972
California	1	Corona, CA	—	3,225	4,416	464	3,225	4,880	8,105	648	2014	1994
Dominguez	—	Los Angeles, CA	—	11,370	1,535	55	11,370	1,590	12,960	76	2017	—
Garfield	5	Commerce, CA	22,040	27,539	22,694	3,612	27,539	26,306	53,845	6,257	2012	2002
Hawthorne	8	Hawthorne, CA	—	17,226	10,069	1,264	17,226	11,333	28,559	323	2017	1952/1986
Las Hermanas	1	Compton, CA	—	3,330	751	221	3,330	972	4,302	198	2014	1970
Lynwood	3	Lynwood, CA	—	43,885	—	—	43,885	—	43,885	—	2017	1988
Manhattan Beach	1	Redondo Beach, CA	—	7,874	5,641	443	7,874	6,084	13,958	1,118	2012	1963/1970
Shoemaker	—	Santa Fe Springs, CA	—	4,759	1,099	—	4,759	1,099	5,858	5	2018	1986/1997
South Main	2	Carson, CA	—	16,371	7,045	17,028	16,371	24,073	40,444	5,462	2012/2014	2016
South Main III	1	Gardena, CA	—	11,521	12,467	—	11,521	12,467	23,988	515	2017	2016
Telegraph Springs	2	Santa Fe Springs, CA	—	7,063	7,236	160	7,063	7,396	14,459	295	2017	2007
Vermont	1	Torrance, CA	—	10,173	7,105	—	10,173	7,105	17,278	178	2018	1978
1215 Walnut	1	Compton, CA	—	6,130	2,522	10	6,130	2,532	8,662	103	2017	1969/1990
Walnut II	1	Compton, CA	—	6,097	5,069	39	6,097	5,108	11,205	16	2018	1969
Northern New Jersey/ New York City
1 Dodge Drive	1	West Caldwell, NJ	—	3,819	2,982	1,439	3,819	4,421	8,240	1,183	2013	1985
17 Madison	1	Fairfield, NJ	—	974	1,647	468	974	2,115	3,089	480	2013	1979
20 Pulaski	1	Bayonne, NJ	—	4,003	4,946	1,207	4,003	6,153	10,156	987	2014	1965
22 Madison	1	Fairfield, NJ	—	1,365	1,607	104	1,365	1,711	3,076	175	2015	1979
50 Kero	2	Carlstadt, NJ	—	10,343	3,876	2,517	10,343	6,393	16,736	194	2017	1970
74th North Bergen	1	North Bergen, NJ	—	2,933	1,817	353	2,933	2,170	5,103	163	2016	1973
85 Doremus	—	Newark, NJ	—	5,918	513	—	5,918	513	6,431	11	2018	—

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2018
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
341 Michele	1	Carlstadt, NJ	—	2,372	4,798	640	2,372	5,438	7,810	806	2013	1973
422 Frelinghuysen	—	Newark, NJ	—	16,728	—	3,253	16,728	3,253	19,981	34	2017	—
465 Meadow	1	Carlstadt, NJ	—	713	1,618	229	713	1,847	2,560	300	2013	1972
550 Delancy	1	Newark, NJ	—	9,230	4,855	1,970	9,230	6,825	16,055	928	2013	1987
620 Division	1	Elizabeth, NJ	—	6,491	3,568	3,130	6,491	6,698	13,189	2,406	2011	1980
7777 West Side	1	North Bergen, NJ	—	4,525	8,856	—	4,525	8,856	13,381	389	2017	1967
900 Hart	1	Piscataway, NJ	—	3,202	3,866	1,200	3,202	5,066	8,268	679	2014	1983
901 North	—	Elizabeth, NJ	—	8,035	913	829	8,035	1,742	9,777	249	2016	2016
Avenue A	4	Carlstadt, NJ	—	7,516	4,660	262	7,516	4,922	12,438	286	2017	1951/1957
Belleville	1	Kearny, NJ	12,161	12,845	18,041	1,332	12,845	19,373	32,218	3,712	2011	2006
Commerce	1	Carlstadt, NJ	—	1,656	1,544	111	1,656	1,655	3,311	8	2018	1969
Dell	1	Carlstadt, NJ	—	6,641	771	170	6,641	941	7,582	182	2011	1972
Ethel	2	Piscataway, NJ	—	2,748	3,801	1,297	2,748	5,098	7,846	985	2013	1981/1984
Interstate	2	South Brunswick, NJ	—	13,686	12,135	11,103	13,686	23,238	36,924	4,691	2010/2013	1999/2014
JFK Airgate	4	Queens, NY	—	18,282	32,933	4,878	18,282	37,811	56,093	5,950	2013	1986/1991
Manor	1	East Rutherford, NJ	—	4,076	5,262	1,669	4,076	6,931	11,007	645	2015	1968
Melanie Lane	3	East Hanover, NJ	—	5,931	13,178	2,500	5,931	15,678	21,609	2,661	2013	1980/1998
Middlebrook	18	Bound Brook, NJ	—	16,442	10,241	11,069	16,442	21,310	37,752	6,785	2010	1958/1976
New Dutch	1	Fairfield, NJ	—	4,773	2,004	—	4,773	2,004	6,777	82	2017	1976
Paterson Plank	1	Carlstadt, NJ	—	4,127	455	88	4,127	543	4,670	45	2016	1998
Schoolhouse	1	Somerset, NJ	—	2,375	5,705	283	2,375	5,988	8,363	382	2016	2009
Stockton	—	Newark, NJ	—	12,327	1,282	222	12,327	1,504	13,831	150	2017	—
Terminal Way	2	Avenel, NJ	—	3,537	3,598	38	3,537	3,636	7,173	400	2014	1950/1968
Wilson	1	Newark, NJ	—	2,016	484	813	2,016	1,297	3,313	159	2016	1970
Woodside	1	Queens, NY	—	23,987	3,796	1,557	23,987	5,353	29,340	5	2018	2018
San Francisco Bay Area
238/242 Lawrence	2	South San Francisco, CA	—	6,674	2,655	1,494	6,674	4,149	10,823	1,199	2010	1986
240 Littlefield	1	South San Francisco, CA	—	5,107	3,293	2,852	5,107	6,145	11,252	850	2013	2013
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	423	1,352	1,621	2,973	549	2010	1968
631 Brennan	1	San Jose, CA	—	1,932	2,245	484	1,932	2,729	4,661	582	2012	1975
Ahern	2	Union City, CA	—	3,246	2,749	733	3,246	3,482	6,728	1,025	2010	1986
Ahern II	1	Union City, CA	—	2,467	4,527	201	2,467	4,728	7,195	549	2015	1997
Burroughs	3	San Leandro, CA	—	5,400	7,092	659	5,400	7,751	13,151	1,008	2014	1966
Caribbean	3	Sunnyvale, CA	—	17,483	14,493	1,721	17,483	16,214	33,697	3,170	2012	1980/1981
Carlton Court	1	South San Francisco, CA	—	2,036	1,475	162	2,036	1,637	3,673	358	2012	1981
Clawiter	1	Hayward, CA	4,179	5,964	1,159	148	5,964	1,307	7,271	212	2011	1967

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2018
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Hotchkiss	1	Fremont, CA	—	4,163	3,152	807	4,163	3,959	8,122	136	2017	1997
Hotchkiss II	1	Fremont, CA	—	3,042	3,081	—	3,042	3,081	6,123	3	2018	1997
Merced	4	San Leandro, CA	—	25,621	9,318	—	25,621	9,318	34,939	98	2018	1958
221 Michele	1	South San Francisco, CA	—	2,710	2,540	659	2,710	3,199	5,909	200	2016	1979
San Clemente	1	Hayward, CA	—	5,126	3,938	—	5,126	3,938	9,064	31	2018	1982
West 140th	2	San Leandro, CA	—	9,578	6,297	3,745	9,578	10,042	19,620	630	2016	1959
Whitney	3	San Leandro, CA	—	13,821	9,016	602	13,821	9,618	23,439	74	2018	1974
Wicks	1	San Leandro, CA	—	2,224	298	—	2,224	298	2,522	6	2018	1976
Central Pacific Business Park I	3	Union City, CA	—	8,468	14,165	874	8,468	15,039	23,507	1,826	2014	1989
Central Pacific Business Park II	4	Union City, CA	—	13,642	23,658	5,219	13,642	28,877	42,519	3,363	2015	2015
Seattle
79 Ave South	1	Kent, WA	—	1,267	1,503	387	1,267	1,890	3,157	327	2014	2000
3401 Lind	1	Renton, WA	—	2,999	6,707	436	2,999	7,143	10,142	805	2014	1984/2012
4225 2nd Avenue	1	Seattle, WA	—	4,236	4,049	2,012	4,236	6,061	10,297	574	2015	1957
4930 3rd Avenue South	1	Seattle, WA	—	3,984	2,424	772	3,984	3,196	7,180	220	2016	1964
17600 West Valley Highway	1	Tukwila, WA	—	3,361	5,260	1,188	3,361	6,448	9,809	1,374	2012	1986
Auburn 1307	1	Auburn, WA	—	4,253	5,034	249	4,253	5,283	9,536	682	2014	2002
Dawson	1	Seattle, WA	—	3,902	278	114	3,902	392	4,294	13	2017	1964
Denver	1	Seattle, WA	—	3,203	1,345	480	3,203	1,825	5,028	174	2016	1953
East Valley	1	Renton, WA	—	2,693	2,959	—	2,693	2,959	5,652	48	2018	1991
Hanford	1	Seattle, WA	—	3,821	2,250	215	3,821	2,465	6,286	110	2017	1952
Kent 188	1	Kent, WA	—	3,251	4,719	1,248	3,251	5,967	9,218	1,537	2010	1979
Kent 190	1	Kent, WA	—	4,560	5,561	300	4,560	5,861	10,421	629	2015	1992/1999
Kent 202	1	Kent, WA	—	5,761	9,114	2,806	5,761	11,920	17,681	1,176	2015	1981
Kent 216	1	Kent, WA	—	3,672	5,408	663	3,672	6,071	9,743	911	2014	1996
Kent Corporate Park	4	Kent, WA	—	5,032	6,916	1,341	5,032	8,257	13,289	946	2015	1980/1981
Lucile	1	Seattle, WA	—	4,498	3,504	1,342	4,498	4,846	9,344	356	2017	1976
Lund	1	Auburn, WA	—	2,573	4,399	82	2,573	4,481	7,054	339	2016	1999
Olympic	1	Tukwila, WA	—	1,499	1,431	536	1,499	1,967	3,466	310	2015	1978
SeaTac 8th Avenue	1	Burien, WA	—	2,501	4,020	617	2,501	4,637	7,138	943	2013	1988
SW 34th	1	Renton, WA	—	2,912	3,289	498	2,912	3,787	6,699	489	2014	1996/2010
Valley Corporate	2	Kent, WA	7,482	5,264	9,096	1,779	5,264	10,875	16,139	2,135	2011	1987
Miami
26th Street	1	Miami, FL	—	3,444	4,558	672	3,444	5,230	8,674	777	2012	1973
48th Avenue	2	Miami Gardens, FL	—	4,322	2,187	470	4,322	2,657	6,979	470	2011	1987
60th Avenue	1	Miami Lakes, FL	—	6,203	1,567	6,665	6,203	8,232	14,435	2,689	2010	1971/2011

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2018
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
70th Avenue	1	Miami, FL	—	1,434	2,333	198	1,434	2,531	3,965	518	2011	1999
70th Avenue II	1	Miami, FL	—	2,152	3,418	467	2,152	3,885	6,037	261	2016	1969
70th Avenue III	1	Miami, FL	—	2,543	3,167	694	2,543	3,861	6,404	187	2016	1974
70th Avenue IV	1	Miami, FL	—	1,119	1,456	129	1,119	1,585	2,704	64	2017	1969
74th Avenue	1	Miami, FL	—	2,327	3,538	441	2,327	3,979	6,306	213	2016	1986
78th Avenue	1	Doral, FL	—	2,445	1,755	2,442	2,445	4,197	6,642	935	2012	1977
81st Street	2	Medley, FL	—	2,938	5,242	787	2,938	6,029	8,967	801	2015	1996/2003
94th Avenue	1	Doral, FL	—	3,000	3,580	336	3,000	3,916	6,916	130	2017	1989
107th Avenue	1	Medley, FL	—	2,787	2,036	500	2,787	2,536	5,323	500	2013	2001
101st Road	1	Medley, FL	—	2,647	3,258	399	2,647	3,657	6,304	606	2013	2012
131st Street	1	Medley, FL	—	2,903	5,729	444	2,903	6,173	9,076	797	2014	1999
12950 SW South River	1	Medley, FL	—	1,971	4,029	402	1,971	4,431	6,402	379	2016	2000
Americas Gateway	6	Doral, FL	—	11,152	11,721	2,863	11,152	14,584	25,736	2,696	2013	1978/1982
Miami International Trade Center	4	Medley, FL	—	5,063	10,958	1,169	5,063	12,127	17,190	1,216	2015	1996
Washington, D.C.
75th Ave	5	Landover, MD	—	10,658	18,615	3,232	10,658	21,847	32,505	2,682	2014	1987/1990
2920 V Street	1	Washington, D.C.	—	2,248	1,670	1,499	2,248	3,169	5,417	111	2017	1958
3601 Pennsy	1	Landover, MD	—	2,331	4,375	755	2,331	5,130	7,461	763	2013	1996
4230 Forbes	1	Lanham, MD	—	1,736	2,395	807	1,736	3,202	4,938	383	2013	2003
8215 Dorsey	1	Jessup, MD	—	2,263	3,200	937	2,263	4,137	6,400	538	2013	1965/1981
9070 Junction	1	Annapolis Junction, MD	—	3,538	6,670	2,736	3,538	9,406	12,944	1,538	2015	1997
Business Parkway	1	Lanham, MD	—	3,038	3,007	—	3,038	3,007	6,045	175	2016	2002
Hampton Overlook	3	Capitol Heights, MD	—	4,602	7,521	855	4,602	8,376	12,978	623	2016	1989/1990
Junction	1	Annapolis Junction, MD	—	2,526	10,419	815	2,526	11,234	13,760	1,209	2014	1989/2012
New Ridge	—	Hanover, MD	—	5,689	1,567	—	5,689	1,567	7,256	125	2016	—
Parkway	1	Hanover, MD	—	4,543	12,094	372	4,543	12,466	17,009	1,669	2014	1968/2012
Troy Hill	1	Elkridge, MD	—	1,409	5,033	228	1,409	5,261	6,670	977	2012	2003
V Street	6	Washington, D.C.	—	67,132	41,299	9,635	67,132	50,934	118,066	6,100	2015	1955/1963
Subtotal	205		45,862	833,995	677,854	159,962	833,995	837,816	1,671,811	114,923
Unamortized net premiums	—		—	—	—	—	—	—	—	—
Unamortized net deferred financing costs	—		(95)	—	—	—	—	—	—	—
Intangible assets	—		—	—	—	—	—	—	79,270	54,849
Total	205		$45,767	$833,995	$677,854	$159,962	$833,995	$837,816	$1,751,081	$169,772

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation – (Continued)
As of December 31, 2018
(in thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Investment in Properties
Balance at beginning of year	$1,636,930	$1,343,038
Acquisition of properties	227,058	319,666
Disposition of properties	(56,985)	(49,471)
Construction in progress	7,434	—
Improvements, net of write-offs	31,339	23,697
Balance at end of year	$1,845,776	$1,636,930

	2018	2017
Accumulated Depreciation
Balance at beginning of year	$139,814	$109,357
Amortization of lease intangible assets	5,269	8,597
Depreciation expense	30,442	27,241
Disposition of properties and write-offs	(5,753)	(5,381)
Balance at end of year	$169,772	$139,814

Exhibit Index

Exhibit Number	Exhibit Description

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

10.8+	Amended and Restated Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 14, 2019 and incorporated by reference herein).

10.9+*	Form of Award Notice under the Amended and Restated Long-Term Incentive Plan of Registrant.

10.10+	Amended and Restated Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated by reference herein).

10.11+
Form of Award Notice under the Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated by reference herein).

10.12
Fifth Amended and Restated Senior Credit Agreement, dated as of October 19, 2018, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, KeyBanc Capital Markets, as joint lead arranger, MUFG Union Bank, N.A., as co-syndication agent and joint lead arranger, PNC Bank, National Association, as co-syndication agent, PNC Capital Markets LLC, as joint lead arranger, Regions Bank, as co-syndication agent, Regions Capital Markets, as joint lead arranger and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 25, 2018 and incorporated herein by reference).

10.13
Note Purchase Agreement, dated as of June 7, 2017, among Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on June 12, 2017 and incorporated herein by reference).

10.14
Note Purchase Agreement, dated as of June 2, 2016, among Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on June 7, 2016 and incorporated herein by reference).

10.15
Note Purchase Agreement, dated as of September 1, 2015, among Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 8, 2015 and incorporated herein by reference).

10.16+
Severance Agreement between the Registrant and Andrew T. Burke, dated as of February 18, 2014 (previously filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K on February 8, 2017 and incorporated herein by reference).

10.17+
Severance Agreement between the Registrant and John T. Meyer, dated as of February 18, 2014 (previously filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K on February 8, 2017 and incorporated herein by reference).

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

101*
The following materials from Terreno Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Schedule III-Real Estate Investments and Accumulated Depreciation.

*	Filed herewith.

**	Furnished herewith.

+	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 6, 2019.

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

Signature	Title	Date

/s/ W. Blake Baird W. Blake Baird	Chairman, Chief Executive Officer and Director (principal executive officer)	February 6, 2019

/s/ Michael A. Coke Michael A. Coke	President and Director	February 6, 2019

/s/ Jaime J. Cannon Jaime J. Cannon	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 6, 2019

/s/ LeRoy E. Carlson LeRoy E. Carlson	Director	February 6, 2019

/s/ David M. Lee David M. Lee	Director	February 6, 2019

/s/ Gabriela F. Parcella Gabriela F. Parcella	Director	February 6, 2019

/s/ Douglas M. Pasquale Douglas M. Pasquale	Director	February 6, 2019

/s/ Dennis Polk Dennis Polk	Director	February 6, 2019