Form 10-Q
period 2019-03-31
Terreno Realty Corp
filed 2019-05-01
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34603
_________________________
Terreno Realty Corporation
(Exact Name of Registrant as Specified in Its Charter)
_________________________

Maryland	27-1262675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 Montgomery Street, Suite 200 San Francisco, CA	94104
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 655-4580
_________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 63,127,924 shares of its common stock, $0.01 par value per share, outstanding as of April 29, 2019.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments in real estate
Land	$895,442	$833,995
Buildings and improvements	849,968	837,816
Construction in progress	91,492	94,695
Intangible assets	82,844	79,270
Total investments in properties	1,919,746	1,845,776
Accumulated depreciation and amortization	(179,115)	(169,772)
Net investments in real estate	1,740,631	1,676,004
Cash and cash equivalents	59,750	31,004
Restricted cash	2,630	3,475
Senior secured loan, net	15,810	54,492
Other assets, net	41,385	31,529
Total assets	$1,860,206	$1,796,504
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$19,000
Term loans payable, net	149,149	149,067
Senior unsecured notes, net	248,338	248,263
Mortgage loans payable, net	45,411	45,767
Security deposits	12,147	11,933
Intangible liabilities, net	25,478	23,093
Dividends payable	15,109	14,643
Performance share awards payable	6,586	12,048
Accounts payable and other liabilities	24,812	24,893
Total liabilities	527,030	548,707
Commitments and contingencies (Note 12)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 63,128,894 and 61,013,711 shares issued and outstanding, respectively	632	610
Additional paid-in capital	1,318,634	1,233,763
Retained earnings	14,608	14,185
Accumulated other comprehensive loss	(698)	(761)
Total stockholders’ equity	1,333,176	1,247,797
Total liabilities and equity	$1,860,206	$1,796,504
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
REVENUES
Rental revenues and tenant expense reimbursements	$40,880	$37,107
Total revenues	40,880	37,107
COSTS AND EXPENSES
Property operating expenses	10,693	9,893
Depreciation and amortization	10,415	10,735
General and administrative	5,963	5,078
Acquisition costs	—	2
Total costs and expenses	27,071	25,708
OTHER INCOME (EXPENSE)
Interest and other income	1,522	60
Interest expense, including amortization	(4,264)	(4,685)
Gain on sales of real estate investments	4,465	3,283
Total other income (expense)	1,723	(1,342)
Net income	15,532	10,057
Allocation to participating securities	(98)	(65)
Net income available to common stockholders	$15,434	$9,992
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.25	$0.18
Net income available to common stockholders - diluted	$0.25	$0.18
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	61,456,965	55,127,580
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	61,604,250	55,127,580
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income	$15,532	$10,057
Other comprehensive income (loss):
Cash flow hedge adjustment	63	84
Comprehensive income	$15,595	$10,141
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)

	Common Stock		Additional Paid- in Capital		Accumulated Other Comprehensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance as of December 31, 2018	61,013,711	$610	$1,233,763	$14,185	$(761)	$1,247,797
Net income	—	—	—	15,532	—	15,532
Issuance of common stock, net of issuance costs of $1,427	2,184,888	22	87,902	—	—	87,924
Repurchase of common stock related to employee awards	(99,999)	—	(3,959)	—	—	(3,959)
Issuance of restricted stock	30,294	—	—	—	—	—
Stock-based compensation	—	—	928	—	—	928
Common stock dividends ($0.24 per share)	—	—	—	(15,109)	—	(15,109)
Other comprehensive income	—	—	—	—	63	63
Balance as of March 31, 2019	63,128,894	$632	$1,318,634	$14,608	$(698)	$1,333,176

	Common Stock		Additional Paid- in Capital		Accumulated Other Comprehensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance as of December 31, 2017	55,368,737	$553	$1,023,184	$4,803	$(1,046)	$1,027,494
Net income	—	—	—	10,057	—	10,057
Issuance of common stock, net of issuance costs of $132	255,197	3	8,701	—	—	8,704
Repurchase of common stock related to employee awards	(107,267)	—	(3,870)	—	—	(3,870)
Issuance of restricted stock	27,003	—	—	—	—	—
Stock-based compensation	—	—	463	—	—	463
Common stock dividends ($0.22 per share)	—	—	—	(12,220)	—	(12,220)
Other comprehensive income	—	—	—	—	84	84
Balance as of March 31, 2018	55,543,670	$556	$1,028,478	$2,640	$(962)	$1,030,712

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,532	$10,057
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(737)	(1,047)
Amortization of lease intangibles	(870)	(877)
Depreciation and amortization	10,415	10,735
Gain on sales of real estate investments	(4,465)	(3,283)
Deferred financing cost amortization	388	347
Deferred senior secured loan fee amortization	(404)	—
Stock-based compensation	2,500	2,042
Changes in assets and liabilities
Other assets	(2,366)	(570)
Accounts payable and other liabilities	(216)	(2,713)
Net cash provided by operating activities	19,777	14,691
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(25,753)	(85,402)
Proceeds from sales of real estate investments, net	11,980	19,841
Additions to construction in progress	(5,533)	(548)
Additions to buildings, improvements and leasing costs	(8,375)	(5,740)
Net cash used in investing activities	(27,681)	(71,849)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	75,081	2,075
Issuance costs on issuance of common stock	(1,301)	(30)
Repurchase of common stock	(3,959)	(3,870)
Borrowings on credit facility	17,000	40,350
Payments on credit facility	(36,000)	—
Payments on mortgage loans payable	(373)	(470)
Payment of deferred financing costs	—	(10)
Dividends paid to common stockholders	(14,643)	(12,181)
Net cash provided by financing activities	35,805	25,864
Net increase (decrease) in cash and cash equivalents and restricted cash	27,901	(31,294)
Cash and cash equivalents and restricted cash at beginning of period	34,479	42,800
Cash and cash equivalents and restricted cash at end of period	$62,380	$11,506
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$6,630	$6,398
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$11,120	$6,244
Non-cash repayment of senior secured loan	(39,085)	—
Lease liability arising from recognition of right-of-use asset	825	—
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$29,092	$87,851
Assumption of other assets and liabilities	(3,339)	(2,449)
Net cash paid for property acquisitions	$25,753	$85,402
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of March 31, 2019, the Company owned 207 buildings aggregating approximately 12.9 million square feet, 18 improved land parcels consisting of approximately 74.9 acres and four buildings under redevelopment expected to contain approximately 0.6 million square feet upon completion.
The Company is an internally managed Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2010.
Note 2. Significant Accounting Policies
Basis of Presentation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim consolidated financial statements include all of the Company’s accounts and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the financial statements contained in the Company’s 2018 Annual Report on Form 10-K and the notes thereto, which was filed with the Securities and Exchange Commission on February 6, 2019.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three months ended March 31, 2019 or 2018.
Loans Held-for-Investment. Loans that are held-for-investment are carried at cost, net of loan fees and origination costs, as applicable, unless the loans are deemed impaired. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of loans that are held-for-investment. The Company evaluates its senior secured loan (the “Senior Secured Loan”), which is classified as held-for-investment, for impairment quarterly. If the Senior Secured Loan is considered to be impaired, the Company records an allowance through the provision for Senior Secured Loan losses to reduce the carrying value of the Senior Secured Loan to the present value of expected future cash flows discounted at the Senior Secured Loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Actual losses, if any, could differ significantly from the Company’s estimates. There were no impairment charges recorded to the carrying value of the Senior Secured Loan during the three months ended March 31, 2019 or 2018.
Property Acquisitions. In accordance with Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not considered a business. To be a business, the set of acquired activities and assets must include inputs and one or more substantive processes that together contribute to the ability to create outputs. The Company has determined that its real estate property acquisitions will generally be accounted for as asset acquisitions under the clarified definition. Upon acquisition of a property the Company estimates the fair value of acquired tangible assets (consisting generally of land, buildings and improvements) and intangible assets and liabilities (consisting generally of the above and below-market leases and the origination value of all in-place leases). The Company determines fair values using Level 3 inputs such as replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition. Acquisition-related costs associated with asset acquisitions are capitalized to individual tangible and intangible assets and liabilities assumed on a relative fair value basis and acquisition-related costs associated with business combinations are expensed as incurred.
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $0.9 million for both the three months ended March 31, 2019 and 2018. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of March 31, 2019 is 8.9 years. As of March 31, 2019 and December 31, 2018, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	March 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$78,675	$(53,261)	$25,414	$75,101	$(51,239)	$23,862
Above-market leases	4,169	(3,671)	498	4,169	(3,610)	559
Below-market leases	(37,709)	12,231	(25,478)	(34,485)	11,392	(23,093)
Total	$45,135	$(44,701)	$434	$44,785	$(43,457)	$1,328
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
Held for Sale Assets. The Company considers a property to be held for sale when it meets the criteria established under Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment (See “Note 5 - Held for Sale/Disposed Assets”). Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.
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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2019	2018
Beginning
Cash and cash equivalents at beginning of period	$31,004	$35,710
Restricted cash	3,475	7,090
Cash and cash equivalents and restricted cash	34,479	42,800
Ending
Cash and cash equivalents at end of period	59,750	7,476
Restricted cash	2,630	4,030
Cash and cash equivalents and restricted cash	62,380	11,506
Net increase (decrease) in cash and cash equivalents and restricted cash	$27,901	$(31,294)

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
As of March 31, 2019 and December 31, 2018, approximately $33.9 million and $25.7 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.2 million as of both March 31, 2019 and December 31, 2018, were included as a component of other assets in the accompanying consolidated balance sheets.
Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption.  Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018.  A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. The Company elected to apply this standard only to contracts that were not completed as of January 1, 2018.  Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, the guidance impacts revenue related to the sales of real estate, which is evaluated in conjunction with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) (see below).
Effective January 1, 2018, the Company adopted the guidance of ASC 610-20, which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20. ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09 (see above). Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company will derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. As a result of adoption of the standard, there was no material impact to the Company’s consolidated financial statements.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $7.2 million and $6.9 million as of March 31, 2019 and December 31, 2018, respectively.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of March 31, 2019 and December 31, 2018, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.
Stock-Based Compensation and Other Long-Term Incentive Compensation. The Company follows the provisions of ASC 718, Compensation-Stock Compensation, to account for its stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. The Company’s Amended and Restated 2010 Equity Incentive Plan provides for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as a general and administrative expense in the accompanying consolidated statements of operations and measured at the fair value of the award on the date of grant. The Company estimates the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award.
In addition, the Company has awarded long-term incentive target awards (the “Performance Share awards”) under an Amended and Restated Long-Term Incentive Plan to its executives that may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period, which is generally three years. The amount that may be earned is variable depending on the relative total shareholder return of the Company’s common stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the pre-established performance measurement period. On January 8, 2019, the Company amended and restated its Amended and Restated Long-Term Incentive Plan (as amended and restated, the “Amended LTIP”). Under the Amended LTIP, each participant’s Performance Share award granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with Performance Share awards granted on or after January 1, 2019, the grant date fair value of the Performance Share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period. For Performance Share awards granted prior to January 1, 2019, the Company estimates the fair value of the Performance Share awards using a Monte Carlo simulation model on the date of grant and at each reporting period. The Performance Share awards granted prior to January 1, 2019 are recognized as compensation expense over the requisite performance period based on the fair value of the Performance Share awards at the balance sheet date and vary quarter to quarter based on the Company’s relative share price performance.
Use of Derivative Financial Instruments. ASC 815, Derivatives and Hedging (See “Note 8 – Derivative Financial Instruments”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why the Company uses derivative instruments, (b) how the Company accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments.
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
As of March 31, 2019, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 1, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019, and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2019 and December 31, 2018, the fair value of the interest rate caps was approximately $2,000 and $26,000, respectively.
Fair Value of Financial Instruments. ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (See “Note 9 - Fair Value Measurements”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. ASC 820 requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).
New Accounting Standards. In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 was permitted. ASU No. 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Upon adoption of ASU No. 2016-02 on January 1, 2019, the Company adopted the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company did not 1) reassess whether any expired or existing contracts are or contain leases, 2) reassess the lease classification for any expired or existing lease, and 3) reassess initial direct costs for any existing leases. The Company did not elect the practical expedient related to using hindsight to reevaluate the lease term.

ASU No. 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset (“ROU asset”), which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU No. 2016-02 also requires lessees to classify leases as either a finance or operating lease based on whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification is used to evaluate whether the lease expense should be recognized based on an effective interest method or on a straight-line basis over the term of the lease. The Company is the lessee of one office space, which was classified as an operating lease under Topic 840. As the Company elected the package of practical expedients as described above, the classification of existing leases was not reassessed and as such, this lease continues to be accounted for as an operating lease.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU No. 2018-11”), which provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met. Upon adoption of ASU No. 2016-02, the Company adopted this practical expedient, specifically related to its tenant reimbursements which would otherwise be accounted for under the new revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements as 1) the timing and pattern of transfer of the nonlease components and associated lease components are the same and 2) the non-lease component is not the predominant component in the arrangement. In addition, ASU No. 2018-11 provides an additional optional transition method to allow entities to apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease accounting standard will continue to be reported under the current lease accounting standards of Topic 840. The Company adopted this transition method upon adoption of ASU No. 2016-02 on January 1, 2019. There was no cumulative-effect adjustment to the opening balance of retained earnings upon adoption.

In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU No. 2018-20”), which permits lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs and instead to account for these costs as if they were lessee costs. In addition, ASU No. 2018-20 requires lessors to 1) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and 2) include lessor costs that are reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The amendments also clarify that lessors are required to allocate the variable payments to the lease and non-lease components and follow the recognition guidance in Topic 842 for the lease component and other applicable guidance, such as ASU No. 2014-09, for the non-lease component.

As a result of the adoption of ASU No. 2016-02, ASU No. 2018-11, and ASC No. 2018-20, there was no material impact to the Company’s consolidated financial statements as a lessor or lessee. In accordance with the guidance, the Company has combined rental revenues and tenant expense reimbursements on the Company’s consolidated statements of operations. The Company does not currently capitalize internal leasing costs. In addition, on January 1, 2019, the Company recognized a lease liability of approximately $0.9 million and a related ROU asset of approximately $0.8 million on its consolidated balance sheets, based on the present value of lease payments for the remaining term of the Company’s corporate office lease, which was approximately 3.5 years as of the adoption date. As the rate implicit in the lease was not readily determinate, the discount rate applied to measure the lease liability and ROU asset was based on the Company’s incremental borrowing rate of 2.70% as of the adoption date. Lease liability is included as a component of accounts payable and other liabilities and ROU asset is included as a component of other assets in the accompanying consolidated balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. As of March 31, 2019, both the lease liability and ROU asset were approximately $0.8 million.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU No. 2017-09”), which provides clarified guidance regarding when changes to the terms or conditions of a share-based payment must be accounted for as a modification. The guidance will be applied prospectively to awards modified on or after the adoption date. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption was permitted. The Company adopted ASU No. 2017-09 as of January 1, 2018. As a result of the adoption of the standard, there was no material impact to the Company’s consolidated financial statements.
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
As of March 31, 2019, the Company owned 59 buildings aggregating approximately 3.3 million square feet and eight land parcels consisting of approximately 46.8 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 28.8% of its annualized base rent, and 35 buildings aggregating approximately 2.4 million square feet and five land parcels consisting of approximately 10.1 acres located in Los Angeles, which accounted for a combined percentage of approximately 16.6% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of March 31, 2019, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than 10% of its rental revenues for the three months ended March 31, 2019.
Note 4. Investments in Real Estate
During the three months ended March 31, 2019, the Company acquired two industrial buildings containing approximately 46,000 square feet and two improved land parcels containing approximately 19.7 acres. The total aggregate initial investment, including acquisition costs, was approximately $68.2 million, of which $59.6 million was recorded to land, $4.7 million to buildings and improvements, $3.9 million to intangible assets and $3.3 million to intangible liabilities.
The Company recorded revenues and net income for the three months ended March 31, 2019 of approximately $0.2 million and $0.1 million, respectively, related to the 2019 acquisitions.
During the three months ended March 31, 2018, the Company acquired three industrial buildings containing approximately 418,000 square feet, including two buildings under redevelopment that upon completion will contain approximately 318,000 square feet. The total aggregate initial investment, including acquisition costs, was approximately $87.9 million, of which $63.6 million was recorded to land, $21.7 million to buildings and improvements, $2.6 million to intangible assets and $2.3 million to intangible liabilities.
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
During 2019, the Company has four properties under redevelopment that upon completion will contain approximately 0.6 million square feet with a total expected investment of approximately $126.1 million, including redevelopment costs of approximately $48.1 million. During 2019, the Company completed redevelopment of its 1775 NW 70th Avenue property in Miami, Florida, an approximately 65,000 square foot redevelopment property. The total investment was approximately $10.0 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.8 million and $0.2 million, respectively, during the three months ended March 31, 2019 and 2018.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of March 31, 2019, the Company did not have any properties held for sale.
During the three months ended March 31, 2019, the Company sold one property located in the Los Angeles market for a sales price of approximately $12.4 million, resulting in a gain of approximately $4.5 million.
During the three months ended March 31, 2018, the Company sold one property located in the Washington, D.C. market for a sales price of approximately $20.3 million, resulting in a gain of approximately $3.3 million.
Note 6. Senior Secured Loan
As of March 31, 2019, the Company had a Senior Secured Loan outstanding to a borrower that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020. The Senior Secured Loan is secured by a portfolio of seven improved land parcels primarily located in Newark, New Jersey. One of the properties securing the Senior Secured Loan may be put to the Company as partial repayment of the Senior Secured Loan. This property may be called by the Company as partial or full repayment of the Senior Secured Loan at a previously agreed upon value. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deed in lieu, with the deed subject to the Company’s approval. As of March 31, 2019, the Company acquired two properties that were securing the Senior Secured Loan for a previously agreed upon aggregate purchase price of approximately $39.1 million, which resulted in an approximately $39.1 million reduction in the amount outstanding under the Senior Secured Loan. As of March 31, 2019 and December 31, 2018, there was approximately $15.8 million and $54.5 million, respectively, net of deferred loan fees of approximately $0.1 million and $0.5 million, respectively, outstanding on the Senior Secured Loan and approximately $0.7 million and $0.4 million, respectively, of interest receivable outstanding on the Senior Secured Loan. Interest receivable is included as a component of other assets in the accompanying consolidated balance sheets.
Note 7. Debt
As of March 31, 2019, the Company had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of March 31, 2019 and December 31, 2018, there was $0 and $19.0 million, respectively, of borrowings outstanding on the revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on the term loans. As of both March 31, 2019 and December 31, 2018, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. See “Note 8 - Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.

The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million of term loans and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of March 31, 2019) for the revolving credit facility and 1.20% to 1.70% (1.20% as of March 31, 2019) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of March 31, 2019 and December 31, 2018.
The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2019 and 2021. As of March 31, 2019, the Company had two mortgage loans payable, net of deferred financing costs, totaling approximately $45.4 million, which bear interest at a weighted average fixed annual rate of 4.1%. As of December 31, 2018, the Company had two mortgage loans payable, net of deferred financing costs, totaling approximately $45.8 million, which bore interest at a weighted average fixed annual interest rate of 4.1%. As of both March 31, 2019 and December 31, 2018, the total gross book value of the properties securing the debt was approximately $114.5 million.
The scheduled principal payments of the Company’s debt as of March 31, 2019 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2019 (9 months)	$—	$—	$—	$1,142	$1,142
2020	—	—	—	33,077	33,077
2021	—	50,000	—	11,271	61,271
2022	—	100,000	50,000	—	150,000
2023	—	—	—	—	—
Thereafter	—	—	200,000	—	200,000
Total debt	—	150,000	250,000	45,490	445,490
Deferred financing costs, net	—	(851)	(1,662)	(79)	(2,592)
Total debt, net	$—	$149,149	$248,338	$45,411	$442,898
Weighted average interest rate	n/a	3.7%	4.1%	4.1%	4.0%
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
As of March 31, 2019, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million of variable-rate term loans. The caps have an aggregate notional value of $150 million and will effectively cap the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019 and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company is required to make certain monthly variable rate payments on the term loans, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.
The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Interest Rate Strike	Fair Value		Notional Amount
				March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Assets:
Interest rate cap	12/1/2014	5/4/2021	4.0%	$2	$25	$50,000	$50,000
Interest rate cap	9/1/2015	4/1/2019	4.0%	—	—	50,000	50,000
Interest rate cap	9/1/2015	2/3/2020	4.0%	—	1	50,000	50,000
Total				$2	$26	$150,000	$150,000
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
The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$87	$55
Amount of gain reclassified from AOCI into interest expense (effective portion)	$87	$55
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
Recurring Measurements – Interest Rate Contracts
Fair Value of Interest Rate Caps
Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of March 31, 2019, the Company applied the provisions of this standard to the valuation of its interest rate caps.
The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate caps at:
March 31, 2019	$2	$—	$2	$—
December 31, 2018	$26	$—	$26	$—
Financial Instruments Disclosed at Fair Value
As of March 31, 2019 and December 31, 2018, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs. The fair value of the Company’s Senior Secured Loan approximated its carrying value because the interest rate approximates the market lending rate available to the borrower, which is a Level 2 input.

The following table sets forth the carrying value and the estimated fair value of the Company’s Senior Secured Loan and debt as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Assets
Senior secured loan at:
March 31, 2019	$15,915	$—	$15,915	$—	$15,810
December 31, 2018	$55,000	$—	$55,000	$—	$54,492
Liabilities
Debt at:
March 31, 2019	$439,582	$—	$439,582	$—	$442,898
December 31, 2018	$455,159	$—	$455,159	$—	$462,097
Note 10. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$250 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $250.0 million ($47.6 million remaining as of March 31, 2019) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $250 Million ATM Program, the Company had a $200.0 million ATM program (the “$200 Million ATM Program”), which was substantially utilized as of June 30, 2018 and which is no longer active. Actual sales under the $250 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three months ended March 31, 2019, the Company issued an aggregate of 1,988,801 shares of common stock at a weighted average offering price of $41.39 per share under the $250 Million ATM Program, resulting in net proceeds of approximately $81.1 million and paying total compensation to the applicable sales agents of approximately $1.2 million. During the three months ended March 31, 2018, the Company issued an aggregate of 59,234 shares of common stock at a weighted average offering price of $35.02 per share under the $200 Million ATM Program, resulting in net proceeds of approximately $2.0 million and paying total compensation to the applicable sales agents of approximately $30,000.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2020. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2019, the Company has not repurchased any shares of stock pursuant to its share repurchase authorization.
As of March 31, 2019, there were 1,705,000 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the Amended and Restated 2010 Equity Incentive Plan, of which 109,109 were remaining available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to March 31, 2019 ranged from $14.20 to $40.29. The fair value of the restricted stock that was granted during the three months ended March 31, 2019 was approximately $1.2 million and the vesting period for the restricted stock is five years. As of March 31, 2019, the Company had approximately $4.9 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.2 years. The Company recognized compensation costs of approximately $0.5 million for both the three months ended March 31, 2019 and 2018 related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the three months ended March 31, 2019:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2018	383,930	$22.98
Granted	30,294	40.29
Forfeited	(9,005)	24.02
Vested	(15,367)	23.90
Non-vested shares outstanding as of March 31, 2019	389,852	$24.26
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of March 31, 2019:

Non-vested Shares Vesting Schedule	Number of Shares
2019 (9 months)	—
2020	309,482
2021	19,807
2022	16,132
2023	38,372
Thereafter	6,059
Total non-vested shares	389,852
Long-Term Incentive Plan:
As of March 31, 2019, there are three open performance measurement periods for the Performance Share awards: January 1, 2017 to December 31, 2019, January 1, 2018 to December 31, 2020, and January 1, 2019 to December 31, 2021. During the three months ended March 31, 2019, the Company issued 196,087 shares of common stock at a price of $36.55 per share related to the Performance Share awards for the performance period from January 1, 2016 to December 31, 2018. The expense related to the open Performance Share awards granted prior to January 1, 2019 varies quarter to quarter based on the Company’s relative share price performance.
The following table summarizes certain information with respect to the Performance Share awards granted prior to January 1, 2019 (dollars in thousands):

Performance Share Period	Fair Value March 31, 2019	Accrual March 31, 2019	Expense for the Three Months Ended March 31,
			2019	2018
January 1, 2018 - December 31, 2020	$4,159	$1,726	$591	$244
January 1, 2017 - December 31, 2019	6,490	4,860	787	600
January 1, 2016 - December 31, 2018	—	—	—	814
Total	$10,649	$6,586	$1,378	$1,658

On January 8, 2019, the Company amended and restated its Amended and Restated Long-Term Incentive Plan. Under the Amended LTIP, each Performance Share award granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with Performance Share awards granted on or after January 1, 2019, the grant date fair value of the Performance Share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 (dollars in thousands):

Performance Share Period	Fair Value Fair Value on Date of Grant	Expense for the Three Months Ended March 31,
		2019	2018
January 1, 2019 - December 31, 2021	$4,829	$402	$—
Dividends:
The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2019:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2019	Common stock	$0.24	February 5, 2019	March 29, 2019	April 12, 2019

Note 11. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no dilutive restricted stock awards outstanding for the three months ended March 31, 2019 and 2018.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 389,518 and 359,503 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2019 and 2018, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 147,285 and 0 for the three months ended March 31, 2019 and 2018, respectively.
Note 12. Commitments and Contingencies
Contractual Commitments. As of May 1, 2019, the Company has two outstanding contracts with third-party sellers to acquire two industrial properties consisting of approximately 117,000 square feet and one improved land parcel containing approximately 2.0 acres. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City [1]	—	—	4,325	—
San Francisco Bay Area	2	116,600	47,775	—
Seattle	—	—	—	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—
Total	2	116,600	$52,100	$—

[1]	Includes one improved land parcel containing approximately 2.0 acres.
As of May 1, 2019, the Company has executed two non-binding letters of intent with third-party sellers to acquire two industrial properties consisting of approximately 207,000 square feet for a total anticipated purchase price of approximately $83.4 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.
Note 13. Subsequent Events

On April 30, 2019, the Company’s board of directors declared a cash dividend in the amount of $0.24 per share of its common stock payable on July 19, 2019 to the stockholders of record as of the close of business on July 5, 2019.

On April 30, 2019, the Company’s stockholders approved the Company’s 2019 Equity Incentive Plan (“the 2019 Plan”), which replaces the Amended and Restated 2010 Equity Incentive Plan. The 2019 Plan permits the grant of restricted stock awards, performance share awards and unrestricted stock awards.  The maximum number of shares of the Company’s common stock available for issuance under the 2019 Plan is 1,510,079. No further awards will be made under the Amended and Restated 2010 Equity Incentive Plan.
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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•
the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 6, 2019 and in our other public filings;

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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and research and development, or R&D) and transshipment. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of March 31, 2019, we owned a total of 207 buildings aggregating approximately 12.9 million square feet that were approximately 98.1% leased to 470 customers, the largest of which accounted for approximately 3.8% of our total annualized base rent, 18 improved land parcels consisting of approximately 74.9 acres and four buildings under redevelopment expected to contain approximately 0.6 million square feet upon completion. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.
The following table summarizes by market our investments in real estate as of March 31, 2019:

Market	Number of Buildings	Rentable Square Feet	% of Total	Occupancy % as of March 31, 2019	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]	Gross Book Value (000’s) [3]
Los Angeles	35	2,441,026	19.0%	97.1%	$19,714	16.8%	$8.32	7.4	$379,258
Northern New Jersey/New York City	59	3,305,629	25.7%	99.6%	31,327	26.8%	9.52	4.1	531,901
San Francisco Bay Area	37	1,816,636	14.1%	96.4%	19,862	16.9%	11.35	4.0	288,481
Seattle	25	1,665,625	13.0%	99.4%	14,023	11.9%	8.47	3.7	270,332
Miami	28	1,563,352	12.2%	98.7%	13,285	11.3%	8.61	3.7	176,104
Washington, D.C.	23	2,059,481	16.0%	96.7%	19,167	16.3%	9.62	4.1	273,670
Total/Weighted Average	207	12,851,749	100.0%	98.1%	$117,378	100.0%	$9.31	4.6	$1,919,746

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2019, multiplied by 12.

[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2019, weighted by the respective square footage.

[3]	Includes approximately 74.9 acres of improved land and four buildings under redevelopment expected to contain approximately 0.6 million square feet upon completion as discussed below.
As of March 31, 2019, we owned 18 improved land parcels totaling approximately 74.9 acres that were approximately 86.6% leased to 19 customers. Such land is used for truck, trailer and container storage and/or car parking. In the future, we may redevelop some or all of such land. As of March 31, 2019, we own four buildings under redevelopment expected to contain approximately 0.6 million square feet upon completion with a total expected investment of approximately $126.1 million, including redevelopment costs of approximately $48.1 million.

The following table summarizes by market our investments in improved land as of March 31, 2019:

Market	Number of Parcels	Acres	% of Total	Occupancy % as of March 31, 2019	Annualized Base Rent (000’s) [1]	% of Total	Annualized Base Rent Per Occupied Square Foot	Weighted Average Remaining Lease Term (Years) [2]
Los Angeles	5	10.1	13.5%	47.8%	$860	13.0%	$4.17	2.7
Northern New Jersey/New York City	8	46.8	62.4%	90.2%	4,429	66.9%	2.46	6.2
San Francisco Bay Area	2	1.4	1.9%	87.6%	189	2.9%	3.44	1.1
Seattle	—	—	—	—	—	—	—	—
Miami	2	3.2	4.3%	100.0%	393	5.9%	2.85	3.6
Washington, D.C.	1	13.4	17.9%	100.0%	749	11.3%	1.29	0.8
Total/Weighted Average	18	74.9	100.0%	86.6%	$6,620	100.0%	$2.37	4.6

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2019, multiplied by 12.

[2]	Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2019, weighted by the respective square footage.
We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D), transshipment and improved land. The following table summarizes by type our investments in real estate as of March 31, 2019:

Type	Number of Buildings or Parcels	Annualized Base Rent (000's) [1]	% of Total
Warehouse/distribution	181	$101,024	81.5%
Flex	12	10,453	8.4%
Transshipment	14	5,901	4.8%
Improved land	18	6,620	5.3%
Total/Weighted Average	225	$123,998	100.0%

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2019, multiplied by 12.
The following table summarizes our capital expenditures incurred during the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Building improvements	$5,047	$2,342
Tenant improvements	735	928
Leasing commissions	1,811	1,138
Redevelopment, renovation and expansion	6,584	734
Total capital expenditures [1]	$14,177	$5,142

[1]
Includes approximately $8.4 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 13 and 12 properties for the three months ended March 31, 2019 and 2018, respectively.

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
Our top 20 customers based on annualized base rent as of March 31, 2019 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	United States Government	9	381,431	3.0%	$4,771	3.8%
2	FedEx Corporation	7	490,779	3.7%	4,743	3.8%
3	Amazon.com	2	241,462	1.9%	3,262	2.6%
4	Danaher	3	171,707	1.3%	3,141	2.5%
5	AmerisourceBergen	1	211,418	1.6%	2,397	1.9%
6	Northrop Grumman Systems	2	199,866	1.6%	2,303	1.9%
7	District of Columbia	3	149,203	1.2%	1,867	1.5%
8	Z Gallerie Inc.	1	230,891	1.8%	1,805	1.5%
9	XPO Logistics	2	180,717	1.4%	1,672	1.3%
10	YRC	2	61,252	0.5%	1,401	1.1%
11	O'Neill Logistics	2	237,692	1.8%	1,393	1.1%
12	Port Kearny Security, Inc. [2]	1	—	—	1,350	1.1%
13	L-3 Technologies, Inc.	1	147,898	1.2%	1,342	1.1%
14	Miami International Freight Systems	1	192,454	1.5%	1,320	1.1%
15	Bar Logistics	2	203,263	1.6%	1,256	1.0%
16	Saia Motor Freight Line LLC	1	52,086	0.4%	1,245	1.0%
17	JAM'N Logistics	1	110,336	0.9%	1,193	1.0%
18	Space Systems/Loral LLC	2	107,060	0.8%	1,175	1.0%
19	McKinstry Co., LLC	2	67,160	0.5%	1,092	0.9%
20	Exquisite Apparel Corporation	1	114,061	0.9%	1,046	0.9%
	Total	46	3,550,736	27.6%	$39,774	32.1%

[1]	Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2019, multiplied by 12.

[2]	Lease area consists of 16.9 acres of improved land.
The following table summarizes the anticipated lease expirations for leases in place as of March 31, 2019, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2,3]	% of Total Annualized Base Rent
2019 [1]	804,335	6.3%	$7,427	5.3%
2020	2,137,642	16.6%	19,724	14.1%
2021	2,232,638	17.4%	20,265	14.5%
2022	1,746,309	13.6%	18,157	13.0%
2023	1,540,104	12.0%	18,741	13.4%
Thereafter	4,143,701	32.2%	55,334	39.7%
Total	12,604,729	98.1%	$139,648	100.0%

[1]	Includes leases that expire on or after March 31, 2019 and month-to-month leases totaling approximately 4,400 square feet.

[2]	Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of March 31, 2019, multiplied by 12.

[3]	Includes annualized base rent related to 18 improved land parcels totaling approximately 74.9 acres.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of March 31, 2019, leases representing approximately 6.3% of the total rentable square footage of our portfolio are scheduled to expire through December 31, 2019. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2019 expirations will be above the rates currently being paid for the same space. Rent changes on new and renewed leases totaling approximately 1.0 million square feet commencing during the three months ended March 31, 2019 were approximately 14.5% higher as compared to the previous rental rates for that same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.
Recent Developments
Acquisition Activity
During the three months ended March 31, 2019, we acquired two industrial buildings containing approximately 46,000 square feet and two improved land parcels containing approximately 19.7 acres for a total purchase price of approximately $63.1 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions, net proceeds from the issuance of common stock, repayment of our senior secured loan, and proceeds from borrowings on our revolving credit facility. The following table sets forth the industrial properties we acquired during the three months ended March 31, 2019:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
49th Street	Queens, NY	February 12, 2019	1	17,851	$24,017	5.3%
81 N Hackensack [3]	Kearny, NJ	March 8, 2019	—	—	25,000	5.3%
48 3rd and 286 Central [4]	Kearny, NJ	March 29, 2019	1	28,124	14,085	5.4%
Total/Weighted Average			2	45,975	$63,102	5.3%

[1]	Excludes intangible liabilities and mortgage premiums, if any. The total aggregate investment was approximately $68.2 million, including $1.8 million in closing costs and acquisition costs.

[2]
Stabilized cap rates are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

[3]	Represents one improved land parcel containing approximately 16.8 acres.

[4]	Also includes one improved land parcel containing approximately 2.9 acres.

Redevelopment Activity
As of March 31, 2019, we have four properties under redevelopment that will contain approximately 0.6 million square feet upon completion with a total expected investment of approximately $126.1 million, including redevelopment costs, capitalized interest and other costs of approximately $48.1 million as follows:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Post-Development Square Feet	Estimated Completion Quarter
1st Avenue South	$63,675	$48,605	$15,070	5.1%	234,720	Q3 2020
10100 NW 25th Street	13,252	11,479	1,773	5.0%	106,810	Q2 2019
6th Avenue South	15,302	13,212	2,090	5.1%	50,270	Q4 2019
Kent 192	33,875	18,196	15,679	5.6%	219,910	Q4 2020
Total/Weighted Average	$126,104	$91,492	$34,612	5.2%	611,710

[1]
Total expected investment for the property includes the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.

[2]
Estimated stabilized cap rates are calculated as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These estimated stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

During 2019, we completed redevelopment of our 1775 NW 70th Avenue property in Miami, Florida. We executed a full-building five-year lease stabilizing the approximately 65,000 square foot redevelopment property. The total investment was approximately $10.0 million with an estimated stabilized cap rate of 5.5%.
Disposition Activity
During the three months ended March 31, 2019, we sold one property located in the Los Angeles market for a sales price of approximately $12.4 million, resulting in a gain of approximately $4.5 million.
The following summarizes the condensed results of operations of the property sold during the three months ended March 31, 2019, for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Rental revenues	$102	$130
Tenant expense reimbursements	34	26
Property operating expenses	(29)	(36)
Depreciation and amortization	(14)	(43)
Income from operations	$93	$77
ATM Program
We have an at-the-market equity offering program (the “$250 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $250.0 million ($47.6 million remaining as of March 31, 2019) in amounts and at times as we determine from time to time. Prior to the implementation of the $250 Million ATM Program, we had a $200.0 million ATM Program (the “$200 Million ATM Program”) which was substantially utilized as of June 30, 2018 and which is no longer active. We intend to use the net proceeds from the offering of the shares under the $250 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our revolving credit facility. During the three months ended March 31, 2019, we issued an aggregate of 1,988,801 shares of common stock at a weighted average offering price of $41.39 per share under the $250 Million ATM Program, resulting in net proceeds of approximately $81.1 million and paying total compensation to the applicable sales agents of approximately $1.2 million.
Long Term Incentive Plan
On January 8, 2019, we amended and restated our Amended and Restated Long-Term Incentive Plan (as amended and restated, the “Amended LTIP”). Under the Amended LTIP, each participant’s performance share target award for target awards granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with performance share awards granted on or after January 1, 2019, the grant date fair value of the performance share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period. The fair value of the performance share awards for the performance measurement period of January 1, 2019 to December 31, 2021 is $4.8 million, which will be recognized quarterly over a three-year period. Stock-based compensation expense for the performance share awards for the performance measurement period of January 1, 2019 to December 31, 2021 was $0.4 million and $0, respectively, for the three months ended March 31, 2019 and 2018.
Senior Secured Loan
As of March 31, 2019, we have a senior secured loan outstanding to a borrower that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020 (“the Senior Secured Loan”). The Senior Secured Loan is secured by a portfolio of seven improved land parcels primarily located in Newark, New Jersey. One of the properties securing the Senior Secured Loan may be put to us as partial repayment of the Senior Secured Loan. This property may be called by us as partial or full repayment of the Senior Secured Loan at a previously agreed upon value. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deed in lieu, with the deed subject to our approval. As of March 31, 2019, we acquired two properties that were securing the Senior Secured Loan for a previously agreed upon aggregate purchase price of approximately $39.1 million, which resulted in an approximately $39.1 million reduction in the amount outstanding on the Senior Secured Loan. As of March 31, 2019 and December 31, 2018, there was approximately $15.8 million and $54.5 million, respectively, net of deferred loan fees of approximately $0.1 million and $0.5 million, respectively, outstanding on the Senior Secured Loan and approximately $0.7 million and $0.4 million, respectively, of interest receivable outstanding on the Senior Secured Loan.
Dividend and Distribution Activity
On April 30, 2019, our board of directors declared a cash dividend in the amount of $0.24 per share of our common stock payable on July 19, 2019 to the stockholders of record as of the close of business on July 5, 2019.
Contractual Commitments
As of May 1, 2019, we have two outstanding contracts with third-party sellers to acquire two industrial properties and two non-binding letters of intent with third-party sellers to acquire two industrial properties as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions, and with respect to the properties under non-binding letters of intent, our entry into purchase and sale agreements.
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
The analysis of our results below for the three months ended March 31, 2019 and 2018 includes the changes attributable to same store properties. The same store pool for the comparison of the three months ended March 31, 2019 and 2018 includes all properties that were owned and in operation as of March 31, 2019 and since January 1, 2018 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of March 31, 2019. As of March 31, 2019, the same store pool consisted of 189 buildings aggregating approximately 12.0 million square feet representing approximately 93.2% of our total square feet owned and 10 improved land parcels consisting of 47.2 acres. As of March 31, 2019, the non-same store properties, which we acquired, redeveloped, or sold during 2018 and 2019 or were held for sale (if any) or in redevelopment as of March 31, 2019, consisted of 18 buildings aggregating approximately 0.9 million square feet, eight improved land parcels containing approximately 27.7 acres and four buildings under redevelopment expected to contain approximately 0.6 million square feet upon completion. As of March 31, 2019 and 2018, our consolidated same store pool occupancy was approximately 99.0% and 96.7%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018:

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$28,708	$27,207	$1,501	5.5%
Non-same store operating properties [2]	2,908	1,527	1,381	90.4%
Total rental revenues	31,616	28,734	2,882	10.0%
Tenant expense reimbursements [1]
Same store	8,681	8,148	533	6.5%
Non-same store operating properties [2]	583	225	358	159.1%
Total tenant expense reimbursements	9,264	8,373	891	10.6%
Total revenues	40,880	37,107	3,773	10.2%
Property operating expenses
Same store	9,815	9,522	293	3.1%
Non-same store operating properties [2]	878	371	507	136.7%
Total property operating expenses	10,693	9,893	800	8.1%
Net operating income [3]
Same store	27,574	25,833	1,741	6.7%
Non-same store operating properties [2]	2,613	1,381	1,232	89.2%
Total net operating income	$30,187	$27,214	$2,973	10.9%
Other costs and expenses
Depreciation and amortization	10,415	10,735	(320)	(3.0)%
General and administrative	5,963	5,078	885	17.4%
Acquisition costs	—	2	(2)	(100.0)%
Total other costs and expenses	16,378	15,815	563	3.6%
Other income (expense)
Interest and other income	1,522	60	1,462	2,436.7%
Interest expense, including amortization	(4,264)	(4,685)	421	(9.0)%
Gain on sales of real estate investments	4,465	3,283	1,182	36.0%
Total other income (expense)	1,723	(1,342)	3,065	n/a
Net income	$15,532	$10,057	$5,475	54.4%

[1]
On January 1, 2019, we adopted the practical expedient under Accounting Standards Update (“ASU”) No. 2018-11, Leases (Topic 842), Targeted Improvements, which allows us to elect not to separate lease and non-lease rental income. All rental income earned pursuant to tenant leases is reflected as one line, “Rental revenues and tenant expense reimbursements” on our accompanying consolidated statements of operations. We believe that the above presentation of rental revenues and tenant expense reimbursements is not, and is not intended to be, a presentation in accordance with GAAP. We believe this information is frequently used by management, investors, and other interested parties to evaluate our performance. See “Note 2 - Significant Accounting Policies” in our condensed notes to consolidated financial statements for more information regarding our adoption of this standard.

[2]	Includes 2018 and 2019 acquisitions and dispositions, eight improved land parcels and four redevelopment properties as of March 31, 2019.

[3]
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

Revenues. Total revenues increased approximately $3.8 million for the three months ended March 31, 2019 compared to the same period from the prior year due primarily to property acquisitions during 2018 and 2019 and increased revenue on new and renewed leases. For the three months ended March 31, 2019 and 2018, approximately $0.6 million and $0.9 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.

Property operating expenses. Total property operating expenses increased approximately $0.8 million during the three months ended March 31, 2019 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $0.5 million attributable to property acquisitions during 2018 and 2019.
Depreciation and amortization. Depreciation and amortization decreased approximately $0.3 million during the three months ended March 31, 2019 compared to the same period from the prior year primarily due to the full amortization of acquired lease intangible assets.
General and administrative expenses. General and administrative expenses increased approximately $0.9 million for the three months ended March 31, 2019 compared to the same period from the prior year due primarily to an increase in compensation expenses of approximately $0.4 million and an increase of approximately $0.3 million in performance share award expense. Performance share award expense for the three months ended March 31, 2019 was approximately $2.0 million as compared to approximately $1.7 million for the prior year period. See “Note 10 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our performance share awards.
Interest and other income. Interest and other income increased approximately $1.5 million for the three months ended March 31, 2019 compared to the same period from the prior year primarily due to approximately $0.9 million in interest earned on our Senior Secured Loan, which we made in May 2018, and higher interest rates on our cash balances.
Interest expense, including amortization. Interest expense decreased approximately $0.4 million for the three months ended March 31, 2019 compared to the same period from the prior year primarily due to an increase in capitalized interest of $0.6 million and the payoff of a mortgage loan in December 2018, offset by higher interest rates.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $1.2 million for the three months ended March 31, 2019 compared to the same period from the prior year. We recognized a gain of $4.5 million from the sale of one property during the three months ended March 31, 2019, as compared to a recognized gain of approximately $3.3 million from the sale of one property in the same period from the prior year.
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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with cash on hand, term loans, senior unsecured notes, mortgages, borrowings under our credit facility, perpetual preferred and common stock issuances and, from time to time, property dispositions. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions, property redevelopments, renovations and expansions and scheduled debt maturities, through borrowings under our credit facility, periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt, and, from time to time, with proceeds from the disposition of properties. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our credit facility and to access additional capital through issuances of equity and debt securities.
The following sets forth certain information regarding our current at-the-market common stock offering program as of March 31, 2019:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of March 31, 2019 (in thousands)
$250 Million ATM Program	May 31, 2018	$250,000	$47,559
The table below sets forth the activity under our at-the-market common stock offering programs during the three months ended March 31, 2019 and 2018, respectively (in thousands, except share and price per share data):

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
March 31, 2019	1,988,801	$41.39	$81,125	$1,194
March 31, 2018	59,234	$35.02	$2,045	$30
As of March 31, 2019, we have a Senior Secured Loan outstanding to a borrower that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020. The Senior Secured Loan is secured by a portfolio of seven improved land parcels primarily located in Newark, New Jersey. One of the properties securing the Senior Secured Loan may be put to us as partial repayment of the Senior Secured Loan. This property may be called by us as partial or full repayment of the Senior Secured Loan at a previously agreed upon value. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deed in lieu, with the deed subject to our approval. As of March 31, 2019, we acquired two properties that were securing the Senior Secured Loan for a previously agreed upon aggregate purchase price of approximately $39.1 million, which resulted in an approximately $39.1 million reduction in the amount outstanding on the Senior Secured Loan. As of March 31, 2019 and December 31, 2018, there was approximately $15.8 million and $54.5 million, respectively, net of deferred loan fees of approximately $0.1 million and $0.5 million, respectively, outstanding on the Senior Secured Loan and approximately $0.7 million and $0.4 million, respectively, of interest receivable outstanding on the Senior Secured Loan.
As of March 31, 2019, we had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of March 31, 2019 and December 31, 2018, there was $0 and $19.0 million, respectively, of borrowings outstanding on our revolving credit facility and $150.0 million and $150.0 million, respectively, of borrowings outstanding on our term loans. As of March 31, 2019, we had three interest rate caps to hedge the variable cash flows associated with our existing $150.0 million of variable-rate term loans. See “Note 8 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million term loans and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of March 31, 2019) for the revolving credit facility and 1.20% to 1.70% (1.20% as of March 31, 2019) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of March 31, 2019 and December 31, 2018.
As of March 31, 2019 and December 31, 2018, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $45.4 million and $45.8 million, respectively, and held cash and cash equivalents totaling approximately $59.8 million and $31.0 million, respectively.
The following tables summarize our debt maturities and principal payments and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the three months ended March 31, 2019 and 2018 (dollars in thousands, except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2019 (9 months)	$—	$—	$—	$1,142	$1,142
2020	—	—	—	33,077	33,077
2021	—	50,000	—	11,271	61,271
2022	—	100,000	50,000	—	150,000
2023	—	—	—	—	—
Thereafter	—	—	200,000	—	200,000
Total debt	—	150,000	250,000	45,490	445,490
Deferred financing costs, net	—	(851)	(1,662)	(79)	(2,592)
Total debt, net	$—	$149,149	$248,338	$45,411	$442,898
Weighted average interest rate	n/a	3.7%	4.1%	4.1%	4.0%

	As of March 31, 2019		As of March 31, 2018
Total Debt, net	$442,898		$501,755
Equity
Common Stock
Shares Outstanding [1]	63,128,894		55,543,670
Market Price [2]	$42.04		$34.51
Total Equity	2,653,939		1,916,812
Total Market Capitalization	$3,096,837		$2,418,567
Total Debt-to-Total Investments in Properties [3]	23.1%		29.3%
Total Debt-to-Total Investments in Properties and Senior Secured Loan [4]	22.9%		29.3%
Total Debt-to-Total Market Capitalization [5]	14.3%		20.7%
Floating Rate Debt as a % of Total Debt [6]	33.7%		37.7%
Unhedged Floating Rate Debt as a % of Total Debt [7]	—		8.0%
Mortgage Loans Payable as a % of Total Debt [8]	10.3%		12.8%
Mortgage Loans Payable as a % of Total Investments in Properties [9]	2.4%		3.8%
Adjusted EBITDA [10]	$28,246		$24,238
Interest Coverage [11]	6.6	x	5.2	x
Fixed Charge Coverage [12]	5.6	x	5.0	x
Total Debt-to-Adjusted EBITDA [13]	3.9	x	5.2	x
Weighted Average Maturity of Total Debt (years)	4.4		5.0

[1]	Includes 389,852 and 357,018 shares of unvested restricted stock outstanding as of March 31, 2019 and 2018, respectively.

[2]	Closing price of our shares of common stock on the New York Stock Exchange on March 29, 2019 and March 30, 2018, respectively, in dollars per share.

[3]	Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties.

[4]
Total debt-to-total investments in properties and Senior Secured Loan is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties and total Senior Secured Loan, net of deferred loan fees of approximately $0.1 million and $0, as of March 31, 2019 and 2018, respectively.

[5]
Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of March 31, 2019 and 2018, respectively.

[6]
Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Floating rate debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.20% to 1.70%, depending on leverage as of March 31, 2019 and 1.30% to 1.85% as of March 31, 2018. See “Note 8 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

[7]
Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Hedged debt includes our existing $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.20% to 1.70%, depending on leverage as of March 31, 2019 and 1.30% to 1.85% as of March 31, 2018. See “Note 8 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

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

[10]
Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the three months ended March 31, 2019 and 2018, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[11]
Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

[12]
Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus capitalized interest. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

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

The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2019:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2019	Common stock	$0.24	February 5, 2019	March 29, 2019	April 12, 2019
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $19.8 million for the three months ended March 31, 2019 compared to approximately $14.7 million for the three months ended March 31, 2018. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2018 and 2019 and same store properties, and from interest received on our Senior Secured Loan, which we made in May 2018.
Cash From Investing Activities. Net cash used in investing activities was approximately $27.7 million and $71.8 million, respectively, for the three months ended March 31, 2019 and 2018, which consisted primarily of cash paid for property acquisitions of approximately $25.8 million and $85.4 million, respectively, and additions to capital improvements of approximately $13.9 million and $6.3 million, respectively, offset by net proceeds from sales of real estate investments of approximately $12.0 million and $19.8 million, respectively.
Cash From Financing Activities. Net cash provided by financing activities was approximately $35.8 million for the three months ended March 31, 2019, which consisted primarily of approximately $73.8 million in net common stock issuance proceeds offset by approximately $14.6 million in equity dividend payments and approximately $19.0 million in net payments on our revolving credit facility. Net cash provided by financing activities was approximately $25.9 million for the three months ended March 31, 2018, which consisted primarily of approximately $2.0 million in net common stock issuance proceeds and $40.4 million in net borrowings on our revolving credit facility offset by approximately $12.2 million in equity dividend payments.
Critical Accounting Policies
A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 and in the condensed notes to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
As of May 1, 2019, we have two outstanding contracts with third-party sellers to acquire two industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City [1]	—	—	4,325	—
San Francisco Bay Area	2	116,600	47,775	—
Seattle	—	—	—	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—
Total	2	116,600	$52,100	$—

[1]	Includes one improved land parcel containing approximately 2.0 acres.
As of May 1, 2019, we have executed two non-binding letters of intent with third-party sellers to acquire two industrial properties. The total anticipated purchase price for these industrial properties is approximately $83.4 million. In the normal course of business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.
The following table summarizes our contractual obligations due by period as of March 31, 2019 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$33,873	$61,616	$150,000	$200,000	$445,489
Debt interest payments	12,038	21,047	17,198	16,163	66,446
Operating lease commitments	266	550	70	—	886
Redevelopment obligations	10,058	—	—	—	10,058
Purchase obligations	52,100	—	—	—	52,100
Total	$108,335	$83,213	$167,268	$216,163	$574,979

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
The following table reflects the calculation of FFO reconciled from net income for the three months ended March 31, 2019 and 2018 (dollars in thousands except per share data):

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net income	$15,532	$10,057	$5,475	54.4%
Gain on sales of real estate investments	(4,465)	(3,283)	(1,182)	36.0%
Depreciation and amortization
Depreciation and amortization	10,415	10,735	(320)	(3.0)%
Non-real estate depreciation	(28)	(30)	2	(6.7)%
Allocation to participating securities [1]	(135)	(113)	(22)	19.5%
Funds from operations attributable to common stockholders [2]	$21,319	$17,366	$3,953	22.8%
Basic FFO per common share	$0.35	$0.32	$0.03	9.4%
Diluted FFO per common share	$0.35	$0.32	$0.03	9.4%

Weighted average basic common shares	61,456,965	55,127,580
Weighted average diluted common shares	61,604,250	55,127,580

[1]
To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 389,518 and 359,503 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2019 and 2018, respectively.

[2]
Includes performance share award expense of approximately $2.0 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. See “Note 10 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our performance share awards.

FFO increased by approximately $4.0 million for the three months ended March 31, 2019, compared to the same period from the prior year due primarily to property acquisitions during 2018 and 2019, same store NOI growth of approximately $1.7 million for the three months ended March 31, 2019, compared to the same period from the prior year, and approximately $0.9 million in interest earned on our Senior Secured Loan, which we made in May 2018. The FFO increase was offset by increased weighted average common shares outstanding for the three months ended March 31, 2019 compared to the same period from the prior year.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net income	$15,532	$10,057	$5,475	54.4%
Gain on sales of real estate investments	(4,465)	(3,283)	(1,182)	36.0%
Depreciation and amortization	10,415	10,735	(320)	(3.0)%
Interest expense, including amortization	4,264	4,685	(421)	(9.0)%
Stock-based compensation	2,500	2,042	458	22.4%
Acquisition costs	—	2	(2)	n/a
Adjusted EBITDA	$28,246	$24,238	$4,008	16.5%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of March 31, 2019 and since January 1, 2018 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of March 31, 2019. As of March 31, 2019, the same store pool consisted of 189 buildings aggregating approximately 12.0 million square feet representing approximately 93.2% of our total square feet owned and 10 improved land parcels containing approximately 47.2 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.
The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net income [1]	$15,532	$10,057	$5,475	54.4%
Depreciation and amortization	10,415	10,735	(320)	(3.0)%
General and administrative	5,963	5,078	885	17.4%
Acquisition costs	—	2	(2)	n/a
Total other income and expenses	(1,723)	1,342	(3,065)	n/a
Net operating income	30,187	27,214	2,973	10.9%
Less non-same store NOI [2]	(2,613)	(1,381)	(1,232)	89.2%
Same store NOI [3]	$27,574	$25,833	$1,741	6.7%
Less straight-line rents and amortization of lease intangibles [4]	(913)	(1,839)	926	(50.4)%
Cash-basis same store NOI [3]	$26,661	$23,994	$2,667	11.1%

[1]	Includes approximately $0 and $0.5 million of lease termination income for the three months ended March 31, 2019 and 2018, respectively.

[2]	Includes 2018 and 2019 acquisitions and dispositions, eight improved land parcels and four redevelopment properties.

[3]	Includes approximately $0 and $0.5 million of lease termination income for the three months ended March 31, 2019 and 2018, respectively.

[4]	Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $2.7 million for the three months ended March 31, 2019 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases. Total contractual rent abatements of approximately $0.2 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively, were given to certain tenants in the same-store pool. In addition, approximately $0.5 million of the increase in cash-basis same store NOI for the three months ended March 31, 2019 related to properties that were acquired vacant or with near term expirations in 2017.
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
As of March 31, 2019, we had $150.0 million of borrowings outstanding under our Facility. Of the $150.0 million outstanding on the Facility, $150.0 million is subject to interest rate caps. See “Note 8 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 3.70% as of March 31, 2019. If the LIBOR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.4 million annually on the total of the outstanding balances on our Facility as of March 31, 2019.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 1A.    Risk Factors
Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

(a)	Not Applicable.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
January 1, 2019 - January 31, 2019	90,994		$36.55	N/A	N/A
February 1, 2019 - February 28, 2019	9,005		41.11	N/A	N/A
March 1, 2019 - March 31, 2019	—		—	N/A	N/A
	99,999	[1]	$36.96	N/A	N/A

[1]
Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock or issuance of common stock under the Company’s Amended and Restated Long-Term Incentive Plan.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

10.1	Amended and Restated Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 14, 2019 and incorporated by reference herein).

10.2
Form of Award Notice under the Amended and Restated Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K on February 6, 2019 and incorporated by reference herein).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 1, 2019.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 1, 2019.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated May 1, 2019.

32.1**	18 U.S.C. § 1350 Certification dated May 1, 2019.

32.2**	18 U.S.C. § 1350 Certification dated May 1, 2019.

32.3**	18 U.S.C. § 1350 Certification dated May 1, 2019.

101*
The following materials from Terreno Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

May 1, 2019	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

May 1, 2019	By:	/s/ Michael A. Coke
Michael A. Coke
President

May 1, 2019	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer