Form 10-Q
period 2019-09-30
Terreno Realty Corp
filed 2019-10-30
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 67,010,912 shares of its common stock, $0.01 par value per share, outstanding as of October 28, 2019.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments in real estate
Land	$1,046,485	$833,995
Buildings and improvements	896,826	837,816
Construction in progress	96,917	94,695
Intangible assets	89,926	79,270
Total investments in properties	2,130,154	1,845,776
Accumulated depreciation and amortization	(199,838)	(169,772)
Net investments in properties	1,930,316	1,676,004
Properties held for sale, net	6,005	—
Net investments in real estate	1,936,321	1,676,004
Cash and cash equivalents	54,553	31,004
Restricted cash	2,862	3,475
Senior secured loan, net	15,816	54,492
Other assets, net	35,699	31,529
Total assets	$2,045,251	$1,796,504
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$19,000
Term loans payable, net	149,312	149,067
Senior unsecured notes, net	248,488	248,263
Mortgage loans payable, net	44,686	45,767
Security deposits	13,501	11,933
Intangible liabilities, net	29,664	23,093
Dividends payable	18,093	14,643
Performance share awards payable	10,189	12,048
Accounts payable and other liabilities	25,432	24,893
Total liabilities	539,365	548,707
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 67,012,010 and 61,013,711 shares issued and outstanding, respectively	670	610
Additional paid-in capital	1,499,779	1,233,763
Retained earnings	5,958	14,185
Accumulated other comprehensive loss	(521)	(761)
Total stockholders’ equity	1,505,886	1,247,797
Total liabilities and equity	$2,045,251	$1,796,504
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Rental revenues and tenant expense reimbursements	$43,397	$37,899	$126,007	$112,244
Total revenues	43,397	37,899	126,007	112,244
COSTS AND EXPENSES
Property operating expenses	10,991	9,486	32,393	29,692
Depreciation and amortization	11,105	10,057	32,168	30,566
General and administrative	5,132	5,047	17,852	15,132
Acquisition costs	47	122	48	129
Total costs and expenses	27,275	24,712	82,461	75,519
OTHER INCOME (EXPENSE)
Interest and other income	832	1,341	3,171	2,323
Interest expense, including amortization	(3,952)	(4,406)	(12,269)	(13,717)
Gain on sales of real estate investments	1,782	—	6,247	14,986
Total other income (expense)	(1,338)	(3,065)	(2,851)	3,592
Net income	14,784	10,122	40,695	40,317
Allocation to participating securities	(95)	(66)	(257)	(256)
Net income available to common stockholders	$14,689	$10,056	$40,438	$40,061
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.22	$0.17	$0.64	$0.71
Net income available to common stockholders - diluted	$0.22	$0.17	$0.63	$0.71
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	65,724,426	58,369,252	63,667,100	56,743,805
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	66,018,996	58,369,252	63,961,670	56,743,805
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$14,784	$10,122	$40,695	$40,317
Other comprehensive income (loss):
Cash flow hedge adjustment	85	70	240	232
Comprehensive income	$14,869	$10,192	$40,935	$40,549
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)
Nine months ended September 30, 2019:

	Common Stock		Additional Paid- in Capital		Accumulated Other Comprehensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance as of December 31, 2018	61,013,711	$610	$1,233,763	$14,185	$(761)	$1,247,797
Net income	—	—	—	15,532	—	15,532
Issuance of common stock, net of issuance costs of $1,427	2,184,888	22	87,902	—	—	87,924
Repurchase of common stock related to employee awards	(99,999)	—	(3,959)	—	—	(3,959)
Issuance of restricted stock	30,294	—	—	—	—	—
Stock-based compensation	—	—	928	—	—	928
Common stock dividends ($0.24 per share)	—	—	—	(15,109)	—	(15,109)
Other comprehensive income	—	—	—	—	63	63
Balance as of March 31, 2019	63,128,894	$632	$1,318,634	$14,608	$(698)	$1,333,176
Net income	—	—	—	10,379	—	10,379
Issuance of common stock, net of issuance costs of $1,718	2,386,470	24	106,958	—	—	106,982
Cancellation of common stock related to employee awards	(19,651)	—	—	—	—	—
Stock-based compensation	—	—	1,268	—	—	1,268
Common stock dividends ($0.24 per share)	—	—	—	(15,719)	—	(15,719)
Other comprehensive income	—	—	—	—	92	92
Balance as of June 30, 2019	65,495,713	$656	$1,426,860	$9,268	$(606)	$1,436,178
Net income	—	—	—	14,784	—	14,784
Issuance of common stock, net of issuance costs of $1,194	1,458,630	14	72,138	—	—	72,152
Cancellation of common stock related to employee awards	(23,138)	—	—	—	—	—
Issuance of restricted stock	80,805	—	—	—	—	—
Stock-based compensation	—	—	781	—	—	781
Common stock dividends ($0.27 per share)	—	—	—	(18,094)	—	(18,094)
Other comprehensive income	—	—	—	—	85	85
Balance as of September 30, 2019	67,012,010	$670	$1,499,779	$5,958	$(521)	$1,505,886

Nine months ended September 30, 2018:

	Common Stock		Additional Paid- in Capital		Accumulated Other Comprehensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance as of December 31, 2017	55,368,737	$553	$1,023,184	$4,803	$(1,046)	$1,027,494
Net income	—	—	—	10,057	—	10,057
Issuance of common stock, net of issuance costs of $132	255,197	3	8,701	—	—	8,704
Repurchase of common stock related to employee awards	(107,267)	—	(3,870)	—	—	(3,870)
Issuance of restricted stock	27,003	—	—	—	—	—
Stock-based compensation	—	—	463	—	—	463
Common stock dividends ($0.22 per share)	—	—	—	(12,220)	—	(12,220)
Other comprehensive income	—	—	—	—	84	84
Balance as of March 31, 2018	55,543,670	$556	$1,028,478	$2,640	$(962)	$1,030,712
Net income	—	—	—	20,137	—	20,137
Issuance of common stock, net of issuance costs of $1,717	2,835,823	28	104,170	—	—	104,198
Stock-based compensation	—	—	820	—	—	820
Common stock dividends $0.22 per share)	—	—	—	(12,843)	—	(12,843)
Other comprehensive income	—	—	—	—	78	78
Balance as of June 30, 2018	58,379,493	$584	$1,133,468	$9,934	$(884)	$1,143,102
Net income	—	—	—	10,122	—	10,122
Issuance of common stock, net of issuance costs of $446	729,667	8	27,435	—	—	27,443
Issuance of restricted stock	26,912	—	—	—	—	—
Stock-based compensation	—	—	492	—	—	492
Common stock dividends ($0.24 per share)	—	—	—	(14,200)	—	(14,200)
Other comprehensive income	—	—	—	—	70	70
Balance as of September 30, 2018	59,136,072	$592	$1,161,395	$5,856	$(814)	$1,167,029

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,695	$40,317
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(2,299)	(2,937)
Amortization of lease intangibles	(3,155)	(2,678)
Depreciation and amortization	32,168	30,566
Gain on sales of real estate investments	(6,247)	(14,986)
Deferred financing cost amortization	1,171	1,081
Deferred senior secured loan fee amortization	(489)	(245)
Stock-based compensation	8,152	6,022
Changes in assets and liabilities
Other assets	(3,108)	(2,359)
Accounts payable and other liabilities	1,603	2,225
Net cash provided by operating activities	68,491	57,006
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(216,780)	(169,143)
Proceeds from sales of real estate investments, net	25,305	42,991
Additions to construction in progress	(22,950)	(5,006)
Additions to buildings, improvements and leasing costs	(22,237)	(19,685)
Cash paid for senior secured loan	—	(55,000)
Origination and other fees received on senior secured loan	—	900
Net cash used in investing activities	(236,662)	(204,943)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	264,493	135,879
Issuance costs on issuance of common stock	(3,825)	(1,971)
Repurchase of common stock	(3,959)	(3,870)
Borrowings on credit facility	17,000	141,850
Payments on credit facility	(36,000)	(120,000)
Payments on mortgage loans payable	(1,130)	(1,425)
Payment of deferred financing costs	—	(14)
Dividends paid to common stockholders	(45,472)	(37,259)
Net cash provided by financing activities	191,107	113,190
Net increase (decrease) in cash and cash equivalents and restricted cash	22,936	(34,747)
Cash and cash equivalents and restricted cash at beginning of period	34,479	42,800
Cash and cash equivalents and restricted cash at end of period	$57,415	$8,053
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$15,585	$15,616
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$9,409	$6,283
Non-cash repayment of senior secured loan	(39,085)	—
Lease liability arising from recognition of right-of-use asset	707	—
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$228,566	$174,134
Assumption of other assets and liabilities	(11,786)	(4,991)
Net cash paid for property acquisitions	$216,780	$169,143
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of September 30, 2019, the Company owned 220 buildings (including one building held for sale) aggregating approximately 13.4 million square feet, 18 improved land parcels consisting of approximately 76.7 acres and four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three or nine months ended September 30, 2019 or 2018.
Loans Held-for-Investment. Loans that are held-for-investment are carried at cost, net of loan fees and origination costs, as applicable, unless the loans are deemed impaired. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of loans that are held-for-investment. The Company evaluates its senior secured loan (the “Senior Secured Loan”), which is classified as held-for-investment, for impairment quarterly. If the Senior Secured Loan is considered to be impaired, the Company records an allowance through the provision for Senior Secured Loan losses to reduce the carrying value of the Senior Secured Loan to the present value of expected future cash flows discounted at the Senior Secured Loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Actual losses, if any, could differ significantly from the Company’s estimates. There were no impairment charges recorded to the carrying value of the Senior Secured Loan during the three or nine months ended September 30, 2019 or 2018.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $1.3 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $3.2 million and $2.7 million, for the nine months ended September 30, 2019 and 2018, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of September 30, 2019 is 7.7 years. As of September 30, 2019 and December 31, 2018, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	September 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$86,294	$(58,219)	$28,075	$75,101	$(51,239)	$23,862
Above-market leases	4,169	(3,792)	377	4,169	(3,610)	559
Below-market leases	(44,301)	14,637	(29,664)	(34,485)	11,392	(23,093)
Total	$46,162	$(47,374)	$(1,212)	$44,785	$(43,457)	$1,328
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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Beginning
Cash and cash equivalents at beginning of period	$31,004	$35,710
Restricted cash	3,475	7,090
Cash and cash equivalents and restricted cash	34,479	42,800
Ending
Cash and cash equivalents at end of period	54,553	3,587
Restricted cash	2,862	4,466
Cash and cash equivalents and restricted cash	57,415	8,053
Net increase (decrease) in cash and cash equivalents and restricted cash	$22,936	$(34,747)
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
As of September 30, 2019 and December 31, 2018, approximately $27.3 million and $25.2 million of straight-line rent and accounts receivable, net of allowances of approximately $0.2 million as of both September 30, 2019 and December 31, 2018, were included as a component of other assets in the accompanying consolidated balance sheets.
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
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $7.8 million and $6.9 million as of September 30, 2019 and December 31, 2018, respectively.
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

ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of September 30, 2019 and December 31, 2018, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.
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
In addition, the Company has awarded long-term incentive target awards (the “Performance Share awards”) under an Amended and Restated Long-Term Incentive Plan to its executives that may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period, which is generally three years. The amount that may be earned is variable depending on the relative total shareholder return of the Company’s common stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the pre-established performance measurement period. On January 8, 2019, the Company amended and restated its Amended and Restated Long-Term Incentive Plan (as amended and restated, the “Amended LTIP”). Under the Amended LTIP, each participant’s Performance Share award granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with Performance Share awards granted on or after January 1, 2019, the grant date fair value of the Performance Share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period. For Performance Share awards granted prior to January 1, 2019, the Company estimates the fair value of the Performance Share awards using a Monte Carlo simulation model on the date of grant and at each reporting period. The Performance Share awards granted prior to January 1, 2019 are recognized as compensation expense over the requisite performance period based on the fair value of the Performance Share awards at the balance sheet date, which varies quarter to quarter based on the Company’s relative share price performance, and are included as a component of performance share awards payable in the accompanying consolidated balance sheets.
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

As a result of the adoption of ASU No. 2016-02, ASU No. 2018-11, and ASC No. 2018-20, there was no material impact to the Company’s consolidated financial statements as a lessor or lessee. In accordance with the guidance, the Company has combined rental revenues and tenant expense reimbursements on the Company’s consolidated statements of operations. The Company does not currently capitalize internal leasing costs. In addition, on January 1, 2019, the Company recognized a lease liability of approximately $0.9 million and a related ROU asset of approximately $0.8 million on its consolidated balance sheets, based on the present value of lease payments for the remaining term of the Company’s corporate office lease, which was approximately 3.5 years as of the adoption date. As the rate implicit in the lease was not readily determinate, the discount rate applied to measure the lease liability and ROU asset was based on the Company’s incremental borrowing rate of 2.70% as of the adoption date. The lease liability is included as a component of accounts payable and other liabilities and the ROU asset is included as a component of other assets in the accompanying consolidated balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. As of September 30, 2019, the lease liability was approximately $0.7 million and the ROU asset was approximately $0.6 million.
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
As of September 30, 2019, the Company owned 61 buildings aggregating approximately 3.5 million square feet and nine land parcels consisting of approximately 48.7 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 29.5% of its annualized base rent, and 42 buildings aggregating approximately 2.5 million square feet and five land parcels consisting of approximately 10.1 acres located in Los Angeles, which accounted for a combined percentage of approximately 16.2% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of September 30, 2019, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than 10% of its rental revenues for the nine months ended September 30, 2019.
Note 4. Investments in Real Estate
During the three months ended September 30, 2019, the Company acquired 11 industrial buildings containing approximately 442,000 square feet and one improved land parcel containing approximately 2.0 acres. The total aggregate initial investment, including acquisition costs, was approximately $148.3 million, of which $118.6 million was recorded to land, $25.4 million to buildings and improvements, and $4.3 million to intangible assets. Additionally, the Company assumed $3.5 million in intangible liabilities.
During the nine months ended September 30, 2019, the Company acquired 15 industrial buildings containing approximately 608,000 square feet and three improved land parcels containing approximately 21.7 acres. The total aggregate initial investment, including acquisition costs, was approximately $267.7 million, of which $213.0 million was recorded to land, $43.2 million to buildings and improvements, and $11.5 million to intangible assets. Additionally, the Company assumed $9.9 million in intangible liabilities.
The Company recorded revenues and net income for the three months ended September 30, 2019 of approximately $2.4 million and $0.9 million, respectively, and recorded revenues and net income for the nine months ended September 30, 2019 of approximately $3.8 million and $1.6 million, respectively, related to the 2019 acquisitions.
During the three months ended September 30, 2018, the Company acquired eight industrial buildings containing approximately 407,000 square feet and two improved land parcels containing approximately 1.4 acres. The total aggregate initial investment, including acquisition costs, was approximately $70.4 million, of which $44.6 million was recorded to land, $22.3 million to buildings and improvements, and $3.5 million to intangible assets. Additionally, the Company assumed $1.9 million in intangible liabilities.
During the nine months ended September 30, 2018, the Company acquired 13 industrial buildings containing approximately 875,000 square feet, including two buildings under redevelopment that upon completion will contain approximately 318,000 square feet, and three improved land parcels containing approximately 5.0 acres. The total aggregate initial investment, including acquisition costs, was approximately $174.1 million, of which $119.0 million was recorded to land, $47.7 million to buildings and improvements, and $7.4 million to intangible assets. Additionally, the Company assumed $4.6 million in intangible liabilities.
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
As of September 30, 2019, the Company has four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion with a total expected investment of approximately $120.3 million, including redevelopment costs, capitalized interest, and other costs of approximately $52.4 million. During the first quarter of 2019, the Company completed redevelopment of its 1775 NW 70th Avenue property in Miami, Florida, an approximately 65,000 square foot redevelopment property. The total investment was approximately $10.0 million. During the third quarter of 2019, the Company completed redevelopment and sold its 10100 NW 25th Street property in Miami, Florida for a sales price of approximately $14.0 million, resulting in a gain of approximately $1.8 million (See “Note 5 - Held for Sale/Disposed Assets”). The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.9 million and $0.8 million, respectively, during the three months ended September 30, 2019 and 2018 and approximately $2.5 million and $1.6 million, respectively, during the nine months ended September 30, 2019 and 2018.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of September 30, 2019, the Company has entered into an agreement with a third-party purchaser to sell one property located in the Washington, D.C. market for a sales price of approximately $7.5 million (net book value of approximately $6.0 million). The sale of the property is subject to various closing conditions.
The following summarizes the condensed results of operations of the property held for sale as of September 30, 2019 for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$161	$159	$475	$473
Property operating expenses	(35)	(25)	(88)	(75)
Depreciation and amortization	(32)	(46)	(127)	(138)
Income from operations	$94	$88	$260	$260
During the nine months ended September 30, 2019, the Company sold one property located in the Los Angeles market for a sales price of approximately $12.4 million, resulting in a gain of approximately $4.5 million, and one property located in the Miami market for a sales price of approximately $14.0 million, resulting in a gain of approximately $1.8 million.
During the nine months ended September 30, 2018, the Company sold one property located in the Washington, D.C. market for a sales price of approximately $20.3 million, resulting in a gain of approximately $3.3 million, and one property located in the Miami market for a sales price of approximately $24.3 million, resulting in a gain of approximately $11.7 million.

Note 6. Senior Secured Loan
As of September 30, 2019, the Company had a Senior Secured Loan outstanding to a borrower that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020. The Senior Secured Loan is secured by a portfolio of seven improved land parcels located primarily in Newark, New Jersey. One of the properties securing the Senior Secured Loan may be put to the Company as partial repayment of the Senior Secured Loan at a previously agreed upon value. This property may be called by the Company as partial repayment of the Senior Secured Loan at a previously agreed upon value. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deed in lieu, with the deed subject to the Company’s approval. During the nine months ended September 30, 2019, the Company acquired two properties that were securing the Senior Secured Loan for a previously agreed upon aggregate purchase price which approximated their fair value of approximately $39.1 million, which resulted in an approximately $39.1 million reduction in the amount outstanding under the Senior Secured Loan. As of September 30, 2019 and December 31, 2018, there was approximately $15.8 million and $54.5 million, respectively, net of deferred loan fees of approximately $0.1 million and $0.5 million, respectively, outstanding on the Senior Secured Loan and approximately $0.3 million and $0.4 million, respectively, of interest receivable outstanding on the Senior Secured Loan. Interest receivable is included as a component of other assets in the accompanying consolidated balance sheets.
Note 7. Debt
On September 12, 2019, the Company entered into a note purchase agreement with certain institutional investors in a private placement transaction pursuant to which it expects to issue $100.0 million of ten-year 3.14% senior unsecured notes on or around December 2, 2019. As of September 30, 2019, the Company had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of September 30, 2019 and December 31, 2018, there was $0 and $19.0 million, respectively, of borrowings outstanding on the revolving credit facility and $150.0 million of borrowings outstanding on the term loans. As of September 30, 2019, the Company had two interest rate caps to hedge the variable cash flows associated with $100.0 million of its existing $150.0 million variable-rate term loans. As of December 31, 2018, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million variable-rate term loans. See “Note 9 - Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.
The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million of term loans and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of September 30, 2019) for the revolving credit facility and 1.20% to 1.70% (1.20% as of September 30, 2019) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of September 30, 2019 and December 31, 2018.
The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2020 and 2021. As of September 30, 2019, the Company had two mortgage loans payable, net of deferred financing costs, totaling approximately $44.7 million, which bear interest at a weighted average fixed annual rate of 4.1%. As of December 31, 2018, the Company had two mortgage loans payable, net of deferred financing costs, totaling approximately $45.8 million, which bore interest at a weighted average fixed annual interest rate of 4.1%. As of September 30, 2019 and December 31, 2018, the total gross book value of the properties securing the debt was approximately $114.7 million and $114.5 million, respectively.
The scheduled principal payments of the Company’s debt as of September 30, 2019 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2019 (3 months)	$—	$—	$—	$384	$384
2020	—	—	—	33,077	33,077
2021	—	50,000	—	11,271	61,271
2022	—	100,000	50,000	—	150,000
2023	—	—	—	—	—
Thereafter	—	—	200,000	—	200,000
Total debt	—	150,000	250,000	44,732	444,732
Deferred financing costs, net	—	(688)	(1,512)	(46)	(2,246)
Total debt, net	$—	$149,312	$248,488	$44,686	$442,486
Weighted average interest rate	n/a	3.4%	4.1%	4.1%	3.9%

Note 8. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of September 30, 2019. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2019 (3 months)	$32,675
2020	121,795
2021	106,156
2022	87,903
2023	67,101
Thereafter	187,420
Total	$603,050

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
As of September 30, 2019, the Company had two interest rate caps to hedge the variable cash flows associated with $100.0 million of its existing $150.0 million variable-rate term loans. The caps have an aggregate notional value of $100.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021 and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company previously had an interest rate cap with a notional value of $50.0 million (which expired on April 1, 2019) to hedge the variable cash flows associated with $50.0 million of its existing $150.0 million variable-rate term loans. The Company is required to make certain monthly variable rate payments on the term loans, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.
The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Interest Rate Strike	Fair Value		Notional Amount
				September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Assets:
Interest rate cap	12/1/2014	5/4/2021	4.0%	$1	$25	$50,000	$50,000
Interest rate cap	9/1/2015	4/1/2019	4.0%	—	—	—	50,000
Interest rate cap	9/1/2015	2/3/2020	4.0%	—	1	50,000	50,000
Total				$1	$26	$100,000	$150,000
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
The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$178	$80	$265	$211
Amount of gain reclassified from AOCI into interest expense (effective portion)	$178	$80	$265	$211

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
Recurring Measurements – Interest Rate Contracts
Fair Value of Interest Rate Caps
Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of September 30, 2019, the Company applied the provisions of this standard to the valuation of its interest rate caps.
The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate caps at:
September 30, 2019	$1	$—	$1	$—
December 31, 2018	$26	$—	$26	$—
Financial Instruments Disclosed at Fair Value
As of September 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs. The fair value of the Company’s Senior Secured Loan approximated its carrying value because the interest rate approximates the market lending rate available to the borrower, which is a Level 2 input.

The following table sets forth the carrying value and the estimated fair value of the Company’s Senior Secured Loan and debt as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Assets
Senior secured loan at:
September 30, 2019	$15,915	$—	$15,915	$—	$15,816
December 31, 2018	$55,000	$—	$55,000	$—	$54,492
Liabilities
Debt at:
September 30, 2019	$450,569	$—	$450,569	$—	$442,486
December 31, 2018	$455,159	$—	$455,159	$—	$462,097

Note 11. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million ($162.6 million remaining as of September 30, 2019) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $300 Million ATM Program, the Company had a $250.0 million ATM program (the “$250 Million ATM Program”), which was substantially utilized as of June 30, 2019 and which is no longer active, and a $200.0 million ATM program (the “$200 Million ATM Program”), which was substantially utilized as of June 30, 2018 and which is no longer active. Actual sales under the $300 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three and nine months ended September 30, 2019, the Company issued an aggregate of 1,458,630 and 5,822,701 shares, respectively, of common stock at a weighted average offering price of $50.28 and $45.40 per share, respectively, under the $300 Million ATM Program and the $250 Million ATM Program, resulting in net proceeds of approximately $72.3 million and $260.5 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.1 million and $3.8 million, respectively. During the three and nine months ended September 30, 2018, the Company issued an aggregate of 729,667 and 3,615,068 shares, respectively, of common stock at a weighted average offering price of $38.22 and $37.59 per share, respectively, under the $250 Million ATM Program and the $200 Million ATM Program, resulting in net proceeds of approximately $27.5 million and $133.9 million, respectively, and paying total compensation to the applicable sales agents of approximately $0.4 million and $2.0 million, respectively.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2020. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2019, the Company had not repurchased any shares of stock pursuant to its share repurchase authorization.
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

In connection with the Annual Meeting of Stockholders on April 30, 2019, the Company granted a total of 11,200 shares of unrestricted stock to its independent directors under the 2019 Plan with a grant date fair value per share of $44.65. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.5 million in compensation costs for both the three and nine months ended September 30, 2019 related to this issuance.
As of September 30, 2019, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 1,459,893 were remaining available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to September 30, 2019 ranged from $14.20 to $50.10. The fair value of the restricted stock that was granted during the nine months ended September 30, 2019 was approximately $5.2 million and the vesting period for the restricted stock is five years. As of September 30, 2019, the Company had approximately $6.7 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.9 years. The Company recognized compensation costs of approximately $0.4 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $1.3 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively, related to the restricted stock issuances.
The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the nine months ended September 30, 2019:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2018	383,930	$22.98
Granted	111,099	46.99
Forfeited	(51,794)	30.90
Vested	(15,367)	23.90
Non-vested shares outstanding as of September 30, 2019	427,868	$28.22
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of September 30, 2019:

Non-vested Shares Vesting Schedule	Number of Shares
2019 (3 months)	—
2020	296,181
2021	8,378
2022	7,344
2023	32,259
Thereafter	83,706
Total non-vested shares	427,868
Long-Term Incentive Plan:
As of September 30, 2019, there are three open performance measurement periods for the Performance Share awards: January 1, 2017 to December 31, 2019, January 1, 2018 to December 31, 2020, and January 1, 2019 to December 31, 2021. During the nine months ended September 30, 2019, the Company issued 196,087 shares of common stock at a price of $36.55 per share related to the Performance Share awards for the performance period from January 1, 2016 to December 31, 2018. The expense related to the open Performance Share awards granted prior to January 1, 2019 varies quarter to quarter based on the Company’s relative share price performance.

The following table summarizes certain information with respect to the Performance Share awards granted prior to January 1, 2019 (dollars in thousands):

Performance Share Period	Fair Value September 30, 2019	Accrual September 30, 2019	Expense for the Three Months Ended September 30,		Expense for the Nine Months Ended September 30,
			2019	2018	2019	2018
January 1, 2018 - December 31, 2020	$6,130	$3,568	$547	$268	$2,433	$791
January 1, 2017 - December 31, 2019	7,229	6,621	664	546	2,548	1,655
January 1, 2016 - December 31, 2018	—	—	—	487	—	1,880
Total	$13,359	$10,189	$1,211	$1,301	$4,981	$4,326

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
The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant	Expense for the Three Months Ended September 30,		Expense for the Nine Months Ended September 30,
		2019	2018	2019	2018
January 1, 2019 - December 31, 2021	$4,829	$402	$—	$1,207	$—
Dividends:
The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2019:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2019	Common stock	$0.24	February 5, 2019	March 29, 2019	April 12, 2019
June 30, 2019	Common stock	$0.24	April 30, 2019	July 5, 2019	July 19, 2019
September 30, 2019	Common stock	$0.27	July 26, 2019	October 4, 2019	October 18, 2019

Note 12. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for both the three and nine months ended September 30, 2019 and 2018.

In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 406,970 and 374,862 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2019 and 2018, respectively, and 394,089 and 363,850 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2019 and 2018, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 294,570 and 0 for both the three and nine months ended September 30, 2019 and 2018, respectively.
Note 13. Commitments and Contingencies
Contractual Commitments. As of October 30, 2019, the Company has three outstanding contracts with third-party sellers to acquire three industrial properties consisting of approximately 91,000 square feet and one improved land parcel containing approximately 0.9 acres. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City	1	50,256	12,000	—
San Francisco Bay Area	—	—	—	—
Seattle [1]	1	40,500	9,575	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—
Total	2	90,756	$21,575	$—
1Includes one improved land parcel containing approximately 0.9 acres.
As of October 30, 2019, the Company has one outstanding contract with a third-party purchaser to sell one property for a sales price of approximately $7.5 million (net book value of approximately $6.0 million). There is no assurance the Company will sell the property under contract because the proposed disposition is subject to various closing conditions.
Note 14. Subsequent Events
On October 29, 2019, the Company’s board of directors declared a cash dividend in the amount of $0.27 per share of its common stock payable on January 14, 2020 to the stockholders of record as of the close of business on December 31, 2019.

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 6, 2019 and in our other public filings;
•our ability to identify and acquire industrial properties on terms favorable to us;
•general volatility of the capital markets and the market price of our common stock;
•adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we acquire properties;
•our dependence on key personnel and our reliance on third-party property managers;
•our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;
•our ability to manage our growth effectively;
•tenant bankruptcies and defaults on or non-renewal of leases by tenants;
•decreased rental rates or increased vacancy rates;
•increased interest rates and operating costs;
•the potential discontinuation of London Interbank Offered Rate ("LIBOR");
•declining real estate valuations and impairment charges;
•our expected leverage, our failure to obtain necessary outside financing, and existing and future debt service obligations;
•our ability to make distributions to our stockholders;
•our failure to successfully hedge against interest rate increases;
•our failure to successfully operate acquired properties;
•risks relating to our real estate redevelopment, renovation and expansion strategies and activities;
•our failure to qualify or maintain our status as a real estate investment trust (“REIT”), and possible adverse changes to tax laws;
•uninsured or underinsured losses and costs relating to our properties or that otherwise result from future litigation;
•environmental uncertainties and risks related to natural disasters;
•financial market fluctuations; and
•changes in real estate and zoning laws and increases in real property tax rates.

Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution buildings, flex buildings (including light industrial and research and development, or R&D), transshipment buildings, and improved land parcels. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of September 30, 2019, we owned a total of 220 buildings (including one building held for sale) aggregating approximately 13.4 million square feet that were approximately 97.2% leased to 475 customers, the largest of which accounted for approximately 3.7% of our total annualized base rent, 18 improved land parcels consisting of approximately 76.7 acres that were approximately 93.2% leased to 22 customers and four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion. Improved land is used for truck, trailer and container storage and/or car parking. In the future, we may redevelop some or all of such land. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of September 30, 2019:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (000's) [1]	% of Total
Warehouse/distribution	194	$109,737	81.8%
Flex	12	10,765	8.0%
Transshipment	14	6,024	4.5%
Improved land	18	7,665	5.7%
Total/Weighted Average	238	$134,191	100.0%
2.Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2019, multiplied by 12.

The following table summarizes by market our investments in real estate as of September 30, 2019:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	42	61	40	26	28	23	220
Rentable Square Feet	2,523,969	3,502,376	2,028,609	1,736,139	1,563,326	2,059,482	13,413,901
% of Total	18.8%	26.1%	15.1%	12.9%	11.7%	15.4%	100.0%
Occupancy % as of September 30, 2019	96.1%	97.4%	92.7%	99.4%	99.6%	98.9%	97.2%
Annualized Base Rent (000’s) [1]	$20,884	$34,093	$22,934	$14,998	$13,679	$19,938	$126,526
% of Total	16.5%	26.9%	18.1%	11.9%	10.8%	15.8%	100.0%
Annualized Base Rent[1] Per Occupied Square Foot	$8.61	$9.99	$12.20	$8.69	$8.78	$9.79	$9.71
Weighted Average Remaining Lease Term (Years) [2]	6.9	3.7	3.8	3.5	4.1	3.8	4.3

Investments in Improved Land
Number of Land Parcels	5	9	1	—	2	1	18
Acres	10.1	48.7	1.3	—	3.2	13.4	76.7
% of Total	13.2%	63.4%	1.7%	—%	4.2%	17.5%	100.0%
Occupancy % as of September 30, 2019	47.8%	100.0%	100.0%	—%	100.0%	100.0%	93.2%
Annualized Base Rent (000’s) [1]	$880	$5,439	$195	$—	$387	$764	$7,665
% of Total	11.5%	71.0%	2.5%	—%	5.0%	10.0%	100.0%
Annualized Base Rent[1] Per Occupied Square Foot	$4.27	$2.62	$3.54	$—	$2.81	$1.31	$2.49
Weighted Average Remaining Lease Term (Years) [2]	2.2	6.0	0.6	—	3.7	0.3	4.5

Total Investments in Real Estate
Annualized Base Rent (000’s) [1]	$21,764	$39,532	$23,129	$14,998	$14,066	$20,702	$134,191
Gross Book Value (000’s) [3]	$403,953	$627,546	$365,687	$298,130	$166,600	$275,183	$2,137,099
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2019, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of September 30, 2019, weighted by the respective square footage.
3Includes four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion, as discussed below.
As of September 30, 2019, we owned four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion with a total expected investment of approximately $120.3 million, including redevelopment costs, capitalized interest, and other costs of approximately $52.4 million.

The following table summarizes our capital expenditures incurred during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Building improvements	$3,772	$3,350	$13,214	$11,098
Tenant improvements	474	354	2,401	1,976
Leasing commissions	1,488	2,053	4,589	4,763
Redevelopment, renovation and expansion	7,460	2,718	23,632	5,613
Total capital expenditures [1]	$13,194	$8,475	$43,836	$23,450
1Includes approximately $9.5 million and $5.6 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $31.7 million and $13.8 million for the nine months ended September 30, 2019 and 2018, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 12 and 11 properties for the three months ended September 30, 2019 and 2018, respectively, and at 15 and 17 properties for the nine months ended September 30, 2019 and 2018, respectively.
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
Our top 20 customers based on annualized base rent as of September 30, 2019 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	United States Government	9	381,431	2.8%	$4,919	3.7%
2	FedEx Corporation [2]	7	490,779	3.7%	4,869	3.6%
3	Amazon.com	2	241,462	1.8%	3,262	2.4%
4	Danaher	3	171,707	1.3%	3,221	2.4%
5	AmerisourceBergen	1	211,418	1.6%	2,469	1.8%
6	Northrop Grumman Systems	2	199,866	1.5%	2,303	1.7%
7	District of Columbia	4	174,744	1.3%	2,185	1.6%
8	DirectBuy Home Improvement	1	230,891	1.7%	1,860	1.4%
9	XPO Logistics	2	180,717	1.3%	1,672	1.2%
10	Port Kearny Security, Inc. [3]	1	—	—%	1,437	1.1%
11	O'Neill Logistics	2	237,692	1.8%	1,421	1.1%
12	YRC	2	61,252	0.4%	1,401	1.1%
13	L3 Harris Technologies, Inc.	1	147,898	1.1%	1,342	1.0%
14	Miami International Freight Systems	1	192,454	1.4%	1,320	1.0%
15	Bar Logistics	2	203,263	1.5%	1,294	1.0%
16	Saia Motor Freight Line LLC	1	52,086	0.4%	1,245	0.9%
17	Space Systems/Loral LLC	2	107,060	0.8%	1,210	0.9%
18	JAM'N Logistics	1	110,336	0.9%	1,193	0.9%
19	Fredmore Inc. DBA Airpark Newark [4]	1	—	—%	1,171	0.9%
20	Exquisite Apparel Corporation	1	114,061	0.9%	1,077	0.8%
	Total	46	3,509,117	26.2%	$40,871	30.5%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2019, multiplied by 12.

2Includes an improved land parcel consisting of 2.3 acres.
3Lease area consists of 16.9 acres of improved land.
4Lease area consists of 10.6 acres of improved land.
The following table summarizes the anticipated lease expirations for leases in place as of September 30, 2019, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2,3]	% of Total Annualized Base Rent
2019 [1]	348,089	2.5%	$4,097	2.7%
2020	2,100,068	15.1%	18,505	12.4%
2021	2,371,349	17.0%	22,095	14.8%
2022	1,870,049	13.4%	19,814	13.3%
2023	1,576,431	11.3%	19,218	12.9%
Thereafter	5,002,899	35.9%	65,631	43.9%
Total	13,268,885	95.2%	$149,360	100.0%
1Includes leases that expire on or after September 30, 2019 and month-to-month leases totaling approximately 200,549 square feet and 0.3 acres.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of September 30, 2019, multiplied by 12.
3Includes annualized base rent related to 18 improved land parcels totaling approximately 76.7 acres.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of September 30, 2019, leases representing approximately 17.6% of the total rentable square footage of our portfolio are scheduled to expire through December 31, 2020. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2019 and 2020 expirations will be above the rates currently being paid for the same space. Rent changes on new and renewed leases totaling approximately 0.2 million square feet commencing during the three months ended September 30, 2019 were approximately 30.2% higher as compared to the previous rental rates for that same space, and rent changes on new and renewed leases totaling approximately 1.8 million square feet commencing during the nine months ended September 30, 2019 were approximately 17.9% higher as compared to the previous rental rates for that same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.
Recent Developments
Acquisition Activity
During the three months ended September 30, 2019, we acquired 11 industrial buildings containing approximately 442,000 square feet and one improved land parcel containing approximately 2.0 acres for a total purchase price of approximately $141.2 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions and net proceeds from the issuance of common stock. The following table sets forth the industrial properties we acquired during the three months ended September 30, 2019:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
51 Kero [3]	Carlstadt, NJ	August 7, 2019	—	—	$4,025	5.0%
Anderson	Los Angeles, CA	August 19, 2019	5	53,016	18,100	5.2%
Auburn 400	Auburn, WA	August 21, 2019	1	70,345	9,450	5.1%
Morgan	Brooklyn, NY	August 29, 2019	2	195,598	80,500	4.0%
20th Street	Oakland, CA	August 30, 2019	1	92,884	23,752	4.8%
Slauson	Santa Fe Springs, CA	August 30, 2019	2	29,927	5,331	5.2%
Total/Weighted Average			11	441,770	$141,158	4.4%

1.Excludes intangible liabilities and mortgage premiums, if any. The total aggregate initial investment was approximately $148.3 million, including $3.6 million in capitalized closing costs and acquisition costs and $3.5 million in assumed intangible liabilities.
1.Stabilized capitalization rates, referred to herein as stabilized cap rates, are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
2.Represents an improved land parcel containing approximately 2.0 acres.
Redevelopment Activity
As of September 30, 2019, we have four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion with a total expected investment of approximately $120.3 million, including redevelopment costs, capitalized interest and other costs of approximately $52.4 million as follows:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Post-Development Square Feet	Estimated Completion Quarter	% Pre-leased as of September 30, 2019
Sodo Row - North	$17,000	$9,784	$7,216	5.4%	50,706	Q2 2021	—
Sodo Row - South	53,446	43,228	10,218	5.7%	184,032	Q2 2021	17.0%
6th Avenue South	15,461	14,665	796	5.1%	50,270	Q2 2020	—
Kent 192	34,410	29,240	5,170	5.5%	219,910	Q4 2020	—
Total/Weighted Average	$120,317	$96,917	$23,400	5.5%	504,918		6.3%
1Total expected investment for the property includes the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
2Estimated stabilized cap rates are calculated as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These estimated stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our other public filings.

During the first quarter of 2019, we completed redevelopment of our 1775 NW 70th Avenue property in Miami, Florida. We executed a full-building five-year lease stabilizing the approximately 65,000 square foot redevelopment property. The total investment was approximately $10.0 million with an estimated stabilized cap rate of 5.5%. During the third quarter of 2019, we completed redevelopment and sold our 10100 NW 25th Street property in Miami, Florida for a sales price of approximately $14.0 million, resulting in a gain of approximately $1.8 million. The property was vacant.
Disposition Activity
During the nine months ended September 30, 2019, we sold one property located in the Los Angeles market for a sales price of approximately $12.4 million, resulting in a gain of approximately $4.5 million, and one property located in the Miami market for a sales price of approximately $14.0 million, resulting in a gain of approximately $1.8 million.

The following summarizes the condensed results of operations of the properties sold during the nine months ended September 30, 2019, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Rental revenues	$—	$149	$100	$581
Tenant expense reimbursements	—	26	66	167
Property operating expenses	(51)	(39)	(113)	(170)
Depreciation and amortization	—	(43)	(14)	(169)
Income from operations	$(51)	$93	$39	$409
ATM Program
We have an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million ($162.6 million remaining as of September 30, 2019) in amounts and at times as we determine from time to time. Prior to the implementation of the $300 Million ATM Program, we had a $250.0 million ATM program (the “$250 Million ATM Program”), which was substantially utilized as of June 30, 2019 and which is no longer active, and a $200.0 million ATM Program which was substantially utilized as of June 30, 2018 and which is no longer active. We intend to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our revolving credit facility. During the three and nine months ended September 30, 2019, we issued an aggregate of 1,458,630 and 5,822,701 shares, respectively, of common stock at a weighted average offering price of $50.28 and $45.40 per share, respectively, under the $300 Million ATM Program and the $250 Million ATM Program, resulting in net proceeds of approximately $72.3 million and $260.5 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.1 million and $3.8 million, respectively.
Long Term Incentive Plan
On January 8, 2019, we amended and restated our Amended and Restated Long-Term Incentive Plan (as amended and restated, the “Amended LTIP”). Under the Amended LTIP, each participant’s Performance Share target award for target awards granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with performance share awards granted on or after January 1, 2019, the grant date fair value of the performance share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period. The fair value of the performance share awards for the performance measurement period of January 1, 2019 to December 31, 2021 is $4.8 million, which will be recognized quarterly over a three-year period. Stock-based compensation expense for the performance share awards for the performance measurement period of January 1, 2019 to December 31, 2021 was $0.4 million and $1.2 million for the three and nine months ended September 30, 2019, respectively.
Equity Incentive Plan
On April 30, 2019, our stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”), which replaces the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). The 2019 Plan permits the grant of restricted stock awards, performance share awards and unrestricted stock awards.  The maximum number of shares of our common stock that may be issued under the 2019 Plan is 1,898,961, which consists of (i) 1,510,079 shares initially reserved and available for issuance under the 2019 Plan and (ii) 388,882 shares underlying outstanding awards under the 2010 Plan, which if forfeited, canceled or otherwise terminated under the 2010 Plan shall be added to the shares available for issuance under the 2019 Plan. No further awards will be made under the 2010 Plan. As of September 30, 2019, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or performance share awards under the 2019 Plan, of which 1,459,893 were remaining available for issuance.

Senior Secured Loan
As of September 30, 2019, we have a senior secured loan outstanding to a borrower that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020 (“the Senior Secured Loan”). The Senior Secured Loan is secured by a portfolio of seven improved land parcels located primarily in Newark, New Jersey. One of the properties securing the Senior Secured Loan may be put to us as partial repayment of the Senior Secured Loan at a previously agreed upon value. This property may be called by us as partial repayment of the Senior Secured Loan at a previously agreed upon value. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deed in lieu, with the deed subject to our approval. During the nine months ended September 30, 2019, we acquired two properties that were securing the Senior Secured Loan for a previously agreed upon aggregate purchase price which approximated their fair value of approximately $39.1 million, which resulted in an approximately $39.1 million reduction in the amount outstanding on the Senior Secured Loan. As of September 30, 2019 and December 31, 2018, there was approximately $15.8 million and $54.5 million, respectively, net of deferred loan fees of approximately $0.1 million and $0.5 million, respectively, outstanding on the Senior Secured Loan and approximately $0.3 million and $0.4 million, respectively, of interest receivable outstanding on the Senior Secured Loan.
Senior Unsecured Notes
On September 12, 2019, we entered into a note purchase agreement with certain institutional investors in a private placement transaction pursuant to which we expect to issue $100.0 million of ten-year 3.14% senior unsecured notes on or around December 2, 2019.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2020. Purchases made pursuant to this program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2019, we have not repurchased any shares of stock pursuant to our share repurchase authorization.
Dividend and Distribution Activity
On October 29, 2019, our board of directors declared a cash dividend in the amount of $0.27 per share of our common stock payable on January 14, 2020 to the stockholders of record as of the close of business on December 31, 2019.
Contractual Commitments
As of October 30, 2019, we have three outstanding contracts with third-party sellers to acquire three industrial properties and one outstanding contract with a third-party purchaser to sell one industrial property as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire or dispose of the properties under contract because the proposed acquisitions and dispositions are subject to the completion of satisfactory due diligence and various closing conditions.
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
The analysis of our results below for the three and nine months ended September 30, 2019 and 2018 includes the changes attributable to same store properties. The same store pool for the comparison of the three and nine months ended September 30, 2019 and 2018 includes all properties that were owned and in operation as of September 30, 2019 and since January 1, 2018 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of September 30, 2019. As of September 30, 2019, the same store pool consisted of 188 buildings aggregating approximately 11.9 million square feet representing approximately 88.7% of our total square feet owned and 10 improved land parcels consisting of 47.2 acres. As of September 30, 2019, the non-same store properties, which we acquired, redeveloped, or sold during 2018 and 2019 or were held for sale (if any) or in redevelopment as of September 30, 2019, consisted of 32 buildings (including one property held for sale) aggregating approximately 1.5 million square feet, eight improved land parcels containing approximately 29.5 acres and four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion. As of September 30, 2019 and 2018, our consolidated same store pool occupancy was approximately 99.0% and 98.7%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.
Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018:

	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$29,407	$27,889	$1,518	5.4%
Non-same store operating properties [2]	4,920	1,813	3,107	171.4%
Total rental revenues	34,327	29,702	4,625	15.6%
Tenant expense reimbursements [1]
Same store	8,355	7,898	457	5.8%
Non-same store operating properties [2]	715	299	416	139.1%
Total tenant expense reimbursements	9,070	8,197	873	10.7%
Total revenues	43,397	37,899	5,498	14.5%
Property operating expenses
Same store	9,437	9,051	386	4.3%
Non-same store operating properties [2]	1,554	435	1,119	257.2%
Total property operating expenses	10,991	9,486	1,505	15.9%
Net operating income [3]
Same store	28,325	26,736	1,589	5.9%
Non-same store operating properties [2]	4,081	1,677	2,404	143.4%
Total net operating income	$32,406	$28,413	$3,993	14.1%
Other costs and expenses
Depreciation and amortization	11,105	10,057	1,048	10.4%
General and administrative	5,132	5,047	85	1.7%
Acquisition costs	47	122	(75)	(61.5)%
Total other costs and expenses	16,284	15,226	1,058	6.9%
Other income (expense)
Interest and other income	832	1,341	(509)	(38.0)%
Interest expense, including amortization	(3,952)	(4,406)	454	(10.3)%
Gain on sales of real estate investments	1,782	—	1,782	n/a
Total other income (expense)	(1,338)	(3,065)	1,727	(56.3)%
Net income	$14,784	$10,122	$4,662	46.1%

1On January 1, 2019, we adopted the practical expedient under Accounting Standards Update (“ASU”) No. 2018-11, Leases (Topic 842), Targeted Improvements, which allows us to elect not to separate lease and non-lease rental income. All rental income earned pursuant to tenant leases is reflected as one line, “Rental revenues and tenant expense reimbursements” on our accompanying consolidated statements of operations. We believe that the above presentation of rental revenues and tenant expense reimbursements is not, and is not intended to be, a presentation in accordance with GAAP. We believe this information is frequently used by management, investors, and other interested parties to evaluate our performance. See “Note 2 - Significant Accounting Policies” in our condensed notes to consolidated financial statements for more information regarding our adoption of this standard.
2Includes 2018 and 2019 acquisitions and dispositions, one property held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of $0.9 million, eight improved land parcels and four properties under redevelopment as of September 30, 2019.
3Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.
Revenues. Total revenues increased approximately $5.5 million for the three months ended September 30, 2019 compared to the same period from the prior year due primarily to property acquisitions during 2018 and 2019 and increased revenue on new and renewed leases. Cash rents on new and renewed leases totaling approximately 0.2 million square feet commencing during the three months ended September 30, 2019 increased approximately 30.2% compared to the same period from the prior year. For the three months ended September 30, 2019 and 2018, approximately $0.4 million and $0.6 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants. For both the three months ended September 30, 2019 and 2018, approximately $0.2 million in rent abatements was provided to the tenant at our Belleville property.
Property operating expenses. Total property operating expenses increased approximately $1.5 million during the three months ended September 30, 2019 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.1 million attributable to property acquisitions during 2018 and 2019.
Depreciation and amortization. Depreciation and amortization increased approximately $1.0 million during the three months ended September 30, 2019 compared to the same period from the prior year primarily due to property acquisitions during 2018 and 2019.
General and administrative expenses. General and administrative expenses increased approximately $0.1 million for the three months ended September 30, 2019 compared to the same period from the prior year.
Interest and other income. Interest and other income decreased approximately $0.5 million for the three months ended September 30, 2019 compared to the same period from the prior year primarily due to a decrease in our outstanding Senior Secured Loan balance, offset by higher interest rates on our cash balances.
Interest expense, including amortization. Interest expense decreased approximately $0.5 million for the three months ended September 30, 2019 compared to the same period from the prior year primarily due to an increase in capitalized interest of $0.1 million and the payoff of a mortgage loan in December 2018.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $1.8 million for the three months ended September 30, 2019 compared to the same period from the prior year. During the three months ended September 30, 2019, we recognized a gain of approximately $1.8 million from the sale of one property. We did not sell any properties in the same period from the prior year.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018:

	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$87,071	$82,099	$4,972	6.1%
Non-same store operating properties [2]	11,835	5,243	6,592	125.7%
Total rental revenues	98,906	87,342	11,564	13.2%
Tenant expense reimbursements [1]
Same store	25,212	24,087	1,125	4.7%
Non-same store operating properties [2]	1,889	815	1,074	131.8%
Total tenant expense reimbursements	27,101	24,902	2,199	8.8%
Total revenues	126,007	112,244	13,763	12.3%
Property operating expenses
Same store	28,698	28,427	271	1.0%
Non-same store operating properties [2]	3,695	1,265	2,430	192.1%
Total property operating expenses	32,393	29,692	2,701	9.1%
Net operating income [3]
Same store	83,585	77,759	5,826	7.5%
Non-same store operating properties [2]	10,029	4,793	5,236	109.2%
Total net operating income	$93,614	$82,552	$11,062	13.4%
Other costs and expenses
Depreciation and amortization	32,168	30,566	1,602	5.2%
General and administrative	17,852	15,132	2,720	18.0%
Acquisition costs	48	129	(81)	(62.8)%
Total other costs and expenses	50,068	45,827	4,241	9.3%
Other income (expense)
Interest and other income	3,171	2,323	848	36.5%
Interest expense, including amortization	(12,269)	(13,717)	1,448	(10.6)%
Gain on sales of real estate investments	6,247	14,986	(8,739)	(58.3)%
Total other income (expense)	(2,851)	3,592	(6,443)	n/a
Net income	$40,695	$40,317	$378	0.9%
1On January 1, 2019, we adopted the practical expedient under ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which allows us to elect not to separate lease and non-lease rental income. All rental income earned pursuant to tenant leases is reflected as one line, “Rental revenues and tenant expense reimbursements” on our accompanying consolidated statements of operations. We believe that the above presentation of rental revenues and tenant expense reimbursements is not, and is not intended to be, a presentation in accordance with GAAP. We believe this information is frequently used by management, investors, and other interested parties to evaluate our performance. See “Note 2 - Significant Accounting Policies” in our condensed notes to consolidated financial statements for more information regarding our adoption of this standard.
2Includes 2018 and 2019 acquisitions and dispositions, one property held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of $0.9 million, eight improved land parcels and four properties under redevelopment as of September 30, 2019.
3Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $13.8 million for the nine months ended September 30, 2019 compared to the same period from the prior year due primarily to property acquisitions during 2018 and 2019 and increased revenue on new and renewed leases. Cash rents on new and renewed leases totaling approximately 1.8 million square feet commencing during the nine months ended September 30, 2019 increased approximately 17.9% compared to the same period from the prior year. For the nine months ended September 30, 2019 and 2018, approximately $1.7 million and $2.5 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants. For both the nine months ended September 30, 2019 and 2018, approximately $0.6 million in rent abatements was provided to the tenant at our Belleville property.
Property operating expenses. Total property operating expenses increased approximately $2.7 million during the nine months ended September 30, 2019 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $2.4 million attributable to property acquisitions during 2018 and 2019.
Depreciation and amortization. Depreciation and amortization increased approximately $1.6 million during the nine months ended September 30, 2019 compared to the same period from the prior year primarily due to property acquisitions during 2018 and 2019.
General and administrative expenses. General and administrative expenses increased approximately $2.7 million for the nine months ended September 30, 2019 compared to the same period from the prior year due primarily to an increase of approximately $0.5 million in compensation expenses and an increase of approximately $2.1 million in performance share award expense. The increase in performance share award expense primarily related to the expense for performance share awards granted prior to January 1, 2019, which varies quarter to quarter based on our relative share price performance. Performance share award expense for the nine months ended September 30, 2019 was approximately $6.4 million as compared to approximately $4.3 million for the prior year period. See “Note 11 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our performance share awards.
Interest and other income. Interest and other income increased approximately $0.8 million for the nine months ended September 30, 2019 compared to the same period from the prior year primarily due to higher interest rates on our cash balances.
Interest expense, including amortization. Interest expense decreased approximately $1.4 million for the nine months ended September 30, 2019 compared to the same period from the prior year primarily due to an increase in capitalized interest of $0.8 million and the payoff of a mortgage loan in December 2018.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $8.7 million for the nine months ended September 30, 2019 compared to the same period from the prior year. We recognized a gain of $6.2 million from the sale of two properties during the nine months ended September 30, 2019, as compared to a recognized gain of approximately $15.0 million from the sale of two properties in the same period from the prior year.

Liquidity and Capital Resources
The primary objective of our financing strategy is to maintain financial flexibility with a conservative capital structure using retained cash flows, proceeds from dispositions of properties, long-term debt and the issuance of common and perpetual preferred stock to finance our growth. Over the long-term, we intend to:
•limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding perpetual preferred stock to less than 35% of our total enterprise value;
•maintain a fixed charge coverage ratio in excess of 2.0x;
•maintain a debt-to-adjusted EBITDA ratio below 6.0x;
•limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness; and
•have staggered debt maturities that are aligned to our expected average lease term (5-7 years), positioning us to re-price parts of our capital structure as our rental rates change with market conditions.

We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and perpetual preferred stock. Fitch Ratings assigned us an issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize senior unsecured notes, term loans, credit facilities, dispositions of properties, common stock and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our revolving credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties with cash on hand, term loans, senior unsecured notes, mortgages, borrowings under our revolving credit facility, perpetual preferred and common stock issuances and, from time to time, property dispositions. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions, property redevelopments, renovations and expansions and scheduled debt maturities, through borrowings under our revolving credit facility, periodic issuances of common stock, perpetual preferred stock, and long-term secured and unsecured debt, and, from time to time, with proceeds from the disposition of properties. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our revolving credit facility and to access additional capital through issuances of equity and debt securities.
The following sets forth certain information regarding our current at-the-market common stock offering program as of September 30, 2019:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of September 30, 2019 (in thousands)
$300 Million ATM Program	May 17, 2019	$300,000	$162,550
The table below sets forth the activity under our at-the-market common stock offering programs during the three and nine months ended September 30, 2019 and 2018, respectively (in thousands, except share and price per share data):

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
September 30, 2019	1,458,630	$50.28	$72,283	$1,064
September 30, 2018	729,667	$38.22	$27,483	$404

For the Nine Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
September 30, 2019	5,822,701	$45.40	$260,531	$3,833
September 30, 2018	3,615,068	$37.59	$133,907	$1,970

As of September 30, 2019, we have a Senior Secured Loan outstanding to a borrower that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020. The Senior Secured Loan is secured by a portfolio of seven improved land parcels located primarily in Newark, New Jersey. One of the properties securing the Senior Secured Loan may be put to us as partial repayment of the Senior Secured Loan at a previously agreed upon value. This property may be called by us as partial repayment of the Senior Secured Loan at a previously agreed upon value. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deed in lieu, with the deed subject to our approval. During the nine months ended September 30, 2019, we acquired two properties that were securing the Senior Secured Loan for a previously agreed upon aggregate purchase price which approximated their fair value of approximately $39.1 million, which resulted in an approximately $39.1 million reduction in the amount outstanding on the Senior Secured Loan. As of September 30, 2019 and December 31, 2018, there was approximately $15.8 million and $54.5 million, respectively, net of deferred loan fees of approximately $0.1 million and $0.5 million, respectively, outstanding on the Senior Secured Loan and approximately $0.3 million and $0.4 million, respectively, of interest receivable outstanding on the Senior Secured Loan.
On September 12, 2019, we entered into a note purchase agreement with certain institutional investors in a private placement transaction pursuant to which we expect to issue $100.0 million of ten-year 3.14% senior unsecured notes on or around December 2, 2019. As of September 30, 2019, we had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022, a $50.0 million term loan that matures in August 2021 and a $100.0 million term loan that matures in January 2022. As of September 30, 2019 and December 31, 2018, there was $0 and $19.0 million, respectively, of borrowings outstanding on our revolving credit facility and $150.0 million of borrowings outstanding on our term loans. As of September 30, 2019, we had two interest rate caps to hedge the variable cash flows associated with $100.0 million of our existing $150.0 million variable-rate term loans. We previously had an interest rate cap with a notional value of $50.0 million (which expired on April 1, 2019) to hedge the variable cash flows associated with $50.0 million of our existing $150.0 million variable-rate term loans. See “Note 9 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $150.0 million term loans and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of September 30, 2019) for the revolving credit facility and 1.20% to 1.70% (1.20% as of September 30, 2019) for the $50.0 million term loan that matures in August 2021 and the $100.0 million term loan that matures in January 2022, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of September 30, 2019 and December 31, 2018.
As of September 30, 2019 and December 31, 2018, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $44.7 million and $45.8 million, respectively, and held cash and cash equivalents totaling approximately $54.6 million and $31.0 million, respectively.
The following tables summarize our debt maturities and principal payments and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the nine months ended September 30, 2019 and 2018 (dollars in thousands, except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2019 (3 months)	$—	$—	$—	$384	$384
2020	—	—	—	33,077	33,077
2021	—	50,000	—	11,271	61,271
2022	—	100,000	50,000	—	150,000
2023	—	—	—	—	—
Thereafter	—	—	200,000	—	200,000
Total debt	—	150,000	250,000	44,732	444,732
Deferred financing costs, net	—	(688)	(1,512)	(46)	(2,246)
Total debt, net	$—	$149,312	$248,488	$44,686	$442,486
Weighted average interest rate	n/a	3.4%	4.1%	4.1%	3.9%

	As of September 30, 2019		As of September 30, 2018
Total Debt, net	$442,486		$482,654
Equity
Common Stock
Shares Outstanding [1]	67,012,010		59,136,072
Market Price [2]	$51.09		$37.70
Total Equity	3,423,644		2,229,430
Total Market Capitalization	$3,866,130		$2,712,084
Total Debt-to-Total Investments in Properties [3]	20.7%		26.8%
Total Debt-to-Total Investments in Properties and Senior Secured Loan [4]	20.6%		26.0%
Total Debt-to-Total Market Capitalization [5]	11.4%		17.8%
Floating Rate Debt as a % of Total Debt [6]	33.7%		35.4%
Unhedged Floating Rate Debt as a % of Total Debt [7]	11.3%		4.5%
Mortgage Loans Payable as a % of Total Debt [8]	10.1%		13.2%
Mortgage Loans Payable as a % of Total Investments in Properties [9]	2.1%		3.5%
Adjusted EBITDA [10]	$87,085		$75,765
Interest Coverage [11]	7.1	x	5.5	x
Fixed Charge Coverage [12]	5.9	x	4.9	x
Total Debt-to-Adjusted EBITDA [13]	3.7	x	4.6	x
Weighted Average Maturity of Total Debt (years)	3.9		4.6

1Includes 427,868 and 383,930 shares of unvested restricted stock outstanding as of September 30, 2019 and 2018, respectively.
2Closing price of our shares of common stock on the New York Stock Exchange on September 30, 2019 and September 28, 2018, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including one property held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of $0.9 million.
4Total debt-to-total investments in properties and Senior Secured Loan is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including one property held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of $0.9 million, and total Senior Secured Loan, net of deferred loan fees of approximately $0.1 million and $0.7 million, as of September 30, 2019 and 2018, respectively.
5Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of September 30, 2019 and 2018, respectively.
6Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Floating rate debt includes $150.0 million variable-rate term loan borrowings, of which $100.0 million are subject to interest rate caps of 4.0% plus 1.20% to 1.70%, depending on leverage as of September 30, 2019, and $150.0 million variable-rate term loan borrowings subject to interest rate caps of 4.0% plus 1.30% to 1.85% as of September 30, 2018. See “Note 9 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
7Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Hedged debt includes our $100.0 million variable-rate term loan borrowings subject to interest rate caps of 4.0% plus 1.20% to 1.70%, depending on leverage as of September 30, 2019 and $150.0 million variable rate term loan borrowings subject to interest rate caps of 4.0% plus 1.30% to 1.85% as of September 30, 2018. See “Note 9 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.

8Mortgage loans payable as a percentage of total debt is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs.
9Mortgage loans payable as a percentage of total investments in properties is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total investments in properties, including one property held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of $0.9 million.
10Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the nine months ended September 30, 2019 and 2018, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
11Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
12Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus capitalized interest. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
13Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2019:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2019	Common stock	$0.24	February 5, 2019	March 29, 2019	April 12, 2019
June 30, 2019	Common stock	$0.24	April 30, 2019	July 5, 2019	July 19, 2019
September 30, 2019	Common stock	$0.27	July 26, 2019	October 4, 2019	October 18, 2019

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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $68.5 million for the nine months ended September 30, 2019 compared to approximately $57.0 million for the nine months ended September 30, 2018. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2018 and 2019 and same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $236.7 million and $204.9 million, respectively, for the nine months ended September 30, 2019 and 2018, which consisted primarily of cash paid for property acquisitions of approximately $216.8 million and $169.1 million, respectively, additions to capital improvements of approximately $45.2 million and $24.7 million, respectively, and net cash paid for our Senior Secured Loan of $0 and $54.1 million, respectively, offset by net proceeds from sales of real estate investments of approximately $25.3 million and $43.0 million, respectively.
Cash From Financing Activities. Net cash provided by financing activities was approximately $191.1 million for the nine months ended September 30, 2019, which consisted primarily of approximately $260.7 million in net common stock issuance proceeds offset by approximately $45.5 million in equity dividend payments and approximately $19.0 million in net payments on our Facility. Net cash provided by financing activities was approximately $113.2 million for the nine months ended September 30, 2018, which consisted primarily of approximately $133.9 million in net common stock issuance proceeds and $21.9 million in net borrowings on our Facility offset by approximately $37.3 million in equity dividend payments.

Critical Accounting Policies
A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 and in the condensed notes to consolidated financial statements in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
As of October 30, 2019, we have three outstanding contracts with third-party sellers to acquire three industrial properties. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City	1	50,256	12,000	—
San Francisco Bay Area	—	—	—	—
Seattle [1]	1	40,500	9,575	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—
Total	2	90,756	$21,575	$—
1Includes one improved land parcel containing approximately 0.9 acres.

As of October 30, 2019, we have one outstanding contract with a third-party purchaser to sell one property for a sales price of approximately $7.5 million (net book value of approximately $6.0 million). There is no assurance that we will sell the property under contract because the proposed disposition is subject to various closing conditions.
The following table summarizes our contractual obligations due by period as of September 30, 2019 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$33,344	$211,388	$100,000	$100,000	$444,732
Debt interest payments	11,420	20,731	16,140	12,128	60,419
Operating lease commitments	269	485	—	—	754
Redevelopment obligations	3,654	—	—	—	3,654
Purchase obligations	21,575	—	—	—	21,575
Total	$70,262	$232,604	$116,140	$112,128	$531,134

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
The following table reflects the calculation of FFO reconciled from net income for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands except per share data):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net income	$14,784	$10,122	$4,662	46.1%	$40,695	$40,317	$378	0.9%
Gain on sales of real estate investments	(1,782)	—	(1,782)	n/a	(6,247)	(14,986)	8,739	(58.3)%
Depreciation and amortization
Depreciation and amortization	11,105	10,057	1,048	10.4%	32,168	30,566	1,602	5.2%
Non-real estate depreciation	(27)	(28)	1	(3.6)%	(82)	(86)	4	(4.7)%
Allocation to participating securities [1]	(152)	(130)	(22)	16.9%	(415)	(355)	(60)	16.9%
Funds from operations attributable to common stockholders [2]	$23,928	$20,021	$3,907	19.5%	$66,119	$55,456	$10,663	19.2%
Basic FFO per common share	$0.36	$0.34	$0.02	5.9%	$1.04	$0.98	$0.06	6.1%
Diluted FFO per common share	$0.36	$0.34	$0.02	5.9%	$1.03	$0.98	$0.05	5.1%

Weighted average basic common shares	65,724,426	58,369,252			63,667,100	56,743,805
Weighted average diluted common shares	66,018,996	58,369,252			63,961,670	56,743,805
2.To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 406,970 and 374,862 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2019 and 2018, respectively, and 394,089 and 363,850 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2019 and 2018, respectively.
3.Includes performance share award expense of approximately $1.6 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $6.4 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively. See “Note 11 – Stockholders’ Equity” in the condensed notes to consolidated financial statements for more information regarding our performance share awards.

FFO increased by approximately $3.9 million and $10.7 million for the three and nine months ended September 30, 2019, respectively, compared to the same period from the prior year due primarily to property acquisitions during 2018 and 2019, same store NOI growth of approximately $1.6 million and $5.8 million for the three and nine months ended September 30, 2019, respectively, compared to the same period from the prior year. The FFO increase was offset by an increase of approximately $0.3 million and $2.1 million in performance share award expense for the three and nine months ended September 30, 2019, respectively, compared to the same period from the prior year, and increased weighted average common shares outstanding for the three and nine months ended September 30, 2019 compared to the same period from the prior year.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net income	$14,784	$10,122	$4,662	46.1%	$40,695	$40,317	$378	0.9%
Gain on sales of real estate investments	(1,782)	—	(1,782)	n/a	(6,247)	(14,986)	8,739	(58.3)%
Depreciation and amortization	11,105	10,057	1,048	10.4%	32,168	30,566	1,602	5.2%
Interest expense, including amortization	3,952	4,406	(454)	(10.3)%	12,269	13,717	(1,448)	(10.6)%
Stock-based compensation	1,992	1,793	199	11.1%	8,152	6,022	2,130	35.4%
Acquisition costs	47	122	(75)	(61.5)%	48	129	(81)	(62.8)%
Adjusted EBITDA	$30,098	$26,500	$3,598	13.6%	$87,085	$75,765	$11,320	14.9%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of September 30, 2019 and since January 1, 2018 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of September 30, 2019. As of September 30, 2019, the same store pool consisted of 188 buildings aggregating approximately 11.9 million square feet representing approximately 88.7% of our total square feet owned and ten improved land parcels containing approximately 47.2 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net income [1]	$14,784	$10,122	$4,662	46.1%	$40,695	$40,317	$378	0.9%
Depreciation and amortization	11,105	10,057	1,048	10.4%	32,168	30,566	1,602	5.2%
General and administrative	5,132	5,047	85	1.7%	17,852	15,132	2,720	18.0%
Acquisition costs	47	122	(75)	(61.5)%	48	129	(81)	(62.8)%
Total other income and expenses	1,338	3,065	(1,727)	(56.3)%	2,851	(3,592)	6,443	n/a
Net operating income	32,406	28,413	3,993	14.1%	93,614	82,552	11,062	13.4%
Less non-same store NOI [2]	(4,081)	(1,677)	(2,404)	143.4%	(10,029)	(4,793)	(5,236)	109.2%
Same store NOI [3]	$28,325	$26,736	$1,589	5.9%	$83,585	$77,759	$5,826	7.5%
Less straight-line rents and amortization of lease intangibles [4]	(901)	(1,479)	578	(39.1)%	(3,158)	(5,164)	2,006	(38.8)%
Cash-basis same store NOI [3]	$27,424	$25,257	$2,167	8.6%	$80,427	$72,595	$7,832	10.8%
1Includes approximately $40,000 and $0.2 million of lease termination income for the three months ended September 30, 2019 and 2018, respectively, and approximately $0.2 million and $0.7 million of lease termination income for the nine months ended September 30, 2019 and 2018, respectively.
2Includes 2018 and 2019 acquisitions and dispositions, one property held for sale with a gross book value of approximately $6.9 million and accumulated depreciation and amortization of $0.9 million, eight improved land parcels and four properties under redevelopment.
3Includes approximately $40,000 and $0.2 million of lease termination income for the three months ended September 30, 2019 and 2018, respectively, and approximately $0.2 million and $0.7 million of lease termination income for the nine months ended September 30, 2019 and 2018, respectively.
4Includes straight-line rents and amortization of lease intangibles for the same store pool only.
Cash-basis same store NOI increased by approximately $2.2 million for the three months ended September 30, 2019 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases. For the three months ended September 30, 2019 and 2018, respectively, total contractual rent abatements of approximately $0.3 million and $0.6 million were given to certain tenants in the same-store pool and approximately $40,000 and $0.2 million in lease termination income was received from certain tenants in the same store pool. For both the three months ended September 30, 2019 and 2018, approximately $0.2 million in rent abatements was provided to the tenant at our Belleville property. In addition, approximately $0.5 million of the increase in cash-basis same store NOI for the three months ended September 30, 2019 related to properties that were acquired vacant or with near term expirations in 2017.
Cash-basis same store NOI increased by approximately $7.8 million for the nine months ended September 30, 2019 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases. For the nine months ended September 30, 2019 and 2018, respectively, total contractual rent abatements of approximately $1.2 million and $2.5 million were given to certain tenants in the same-store pool and approximately $0.2 million and $0.7 million in lease termination income was received from certain tenants in the same store pool. For both the nine months ended September 30, 2019 and 2018, approximately $0.6 million in rent abatements was provided to the tenant at our Belleville property. In addition, approximately $1.6 million of the increase in cash-basis same store NOI for the nine months ended September 30, 2019 related to properties that were acquired vacant or with near term expirations in 2017.

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
As of September 30, 2019, we had $150.0 million of borrowings outstanding under our Facility. Of the $150.0 million outstanding on the Facility, $100.0 million is subject to interest rate caps. See “Note 9 - Derivative Financial Instruments” in the condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 3.44% as of September 30, 2019. If the LIBOR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.4 million annually on the total of the outstanding balances on our Facility as of September 30, 2019.

In the event that LIBOR is discontinued, the interest rate for our debt, including our Facility, will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through the end of 2021, but may be discontinued or otherwise become unavailable thereafter.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 1A. Risk Factors
As a result of the potential discontinuation of LIBOR after 2021, the following risk factor is considered relevant to our company, in addition to those that are presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and our other public filings.
We may be adversely affected by the potential discontinuation of LIBOR.
In July 2017, the Financial Conduct Authority in the U.K., which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative interest rates will occur over the course of the next few years. As of September 30, 2019, we had $150.0 million of debt that was indexed to LIBOR, including our Facility.
In the event that LIBOR is discontinued, the interest rate for our debt that is indexed to LIBOR will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. The full impact of the expected transition away from LIBOR and the potential discontinuation of LIBOR after 2021 is unclear, but these changes could adversely affect our cash flow, financial condition and results of operations.
Except to the extent updated above or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
(a)Not Applicable.
(b)Not Applicable.
(c)Not Applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1
Note Purchase Agreement, dated as of September 12, 2019, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 18, 2019 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated October 30, 2019.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated October 30, 2019

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated October 30, 2019.

32.1**	18 U.S.C. § 1350 Certification dated October 30, 2019.

32.2**	18 U.S.C. § 1350 Certification dated October 30, 2019.

32.3**	18 U.S.C. § 1350 Certification dated October 30, 2019.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

October 30, 2019	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

October 30, 2019	By:	/s/ Michael A. Coke
Michael A. Coke
President

October 30, 2019	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer