Form 10-K
period 2019-12-31
Terreno Realty Corp
filed 2020-02-06
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-34603
Terreno Realty Corporation
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1262675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

101 Montgomery Street, Suite 200 San Francisco, CA	94104
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 655-4580
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	TRNO	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold, as of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter: $3,180,085,144. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute and admission that any such person is an affiliate of the Registrant).
The registrant had 67,388,281 shares of its common stock, $0.01 par value per share, outstanding as of February 4, 2020.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2019 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K
for the Year Ended December 31, 2019

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•the factors included in this Annual Report on Form 10-K, including those set forth under the headings “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
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
•tenant bankruptcies and defaults on, or non-renewal of, leases by tenants;
•decreased rental rates or increased vacancy rates;
•increased interest rates and operating costs;
•the potential discontinuation of London Interbank Offered Rate (“LIBOR”);
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

PART I

Item 1.  Business.
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company” or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 81.5% of our total annualized base rent as of December 31, 2019), flex (including light industrial and research and development, or R&D) (approximately 7.2%), transshipment (approximately 5.5%) and improved land (approximately 5.8%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2019, we owned a total of 220 buildings aggregating approximately 13.3 million square feet, 19 improved land parcels consisting of approximately 77.6 acres and four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion. The buildings and improved land parcels were approximately 96.8% and 92.0% leased, respectively, to 493 customers, the largest of which accounted for approximately 3.6% of our total annualized base rent.
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
Industrial Facility General Characteristics
Warehouse / distribution (approximately 81.5% of our total annualized base rent as of December 31, 2019)

•Single and multiple tenant facilities that typically serve tenants greater than 10,000 square feet of space
•Generally less than 20% office space
•Typical clear height from 18 feet to 36 feet
•May include production/manufacturing areas
•Interior access via dock high and/or grade level doors
•Truck court for large and small truck distribution options, possibly including staging for a high volume of truck activity and/or trailer storage
Flex (including light industrial and R&D, approximately 7.2% of our total annualized base rent as of
December 31, 2019)

•Single and multiple tenant facilities that typically serve tenants less than 10,000 square feet of space
•Facilities generally accommodate both office and warehouse/manufacturing activities
•Typically has a larger amount of office space and shallower bay depths than warehouse/distribution facilities
•Parking consistent with increased office use
•Interior access via grade level and/or dock high doors
•Staging for moderate truck activity
•May include a showroom, service center, or assembly/light manufacturing component
•Enhanced landscaping
Transshipment (approximately 5.5% of our total annualized base rent as of December 31, 2019)

•Includes truck terminals and other transshipment facilities, which serve both single and multiple tenants
•Typically has a high number of dock high doors, shallow bay depth and lower clear height
•Staging for a high volume of truck activity and trailer storage
Improved land (approximately 5.8% of our total annualized base rent as of December 31, 2019)

•Used for truck, trailer and container storage and/or car parking
•May be redeveloped in the future

We selected our target markets by drawing upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, changes in technology, e-commerce, the economic and environmental benefits of reducing vehicle miles traveled and other factors. We believe that our target markets have attractive long-term investment attributes. We target assets with characteristics that include, but are not limited to, the following:

•Located in high population coastal markets;
•Close proximity to transportation infrastructure (such as sea ports, airports, highways and railways);
•Situated in supply-constrained submarkets with barriers to new industrial development, as a result of physical and/or regulatory constraints;
•Functional and flexible layout that can be modified to accommodate single and multiple tenants;
•Acquisition price at a discount to the replacement cost of the property;
•Potential for enhanced return through re-tenanting or operational or physical improvements; and
•Opportunity for higher and better use of the property over time.
In general, we prefer to utilize local third-party property managers for day-to-day property management. We believe outsourcing property management is cost effective and provides us with operational flexibility and is a source of acquisition opportunities. We may directly manage properties in the future if we determine such direct property management is in our best interest.
We have no current intention to acquire undeveloped or unimproved industrial land or to pursue greenfield ground-up development. Nevertheless, we pursue redevelopment, renovation and expansion opportunities of properties that we own, acquire properties and improved land parcels with the intent to redevelop in the near-term, and acquire adjacent land to expand our existing facilities.
We expect that we will continue to acquire the significant majority of our investments as equity interests in individual properties, portfolios of properties or improved industrial land parcels which may be rented without a building in place. We may acquire industrial properties through the acquisition of other corporations or entities that own industrial real estate. We will opportunistically make investments in debt secured by industrial real estate that would otherwise meet our investment criteria with the intention of ultimately acquiring the underlying real estate. We currently do not intend to target specific percentages of holdings of particular types of industrial properties. This expectation is based upon prevailing market conditions and may change over time in response to different prevailing market conditions.
The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2019, we have stabilized 74 properties.
We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 19 properties since inception in 2010 for an aggregate sales price of approximately $291.4 million and a total gain of approximately $93.1 million.
Competitive Strengths
We believe we distinguish ourselves from our competitors through the following competitive advantages:

•Focused Investment Strategy. We invest exclusively in six major coastal U.S. markets and focus on infill locations. We selected our six target markets based upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, changes in technology, e-commerce, the economic and environmental benefits of reducing vehicle miles traveled and other factors. We have no current intention to acquire undeveloped or unimproved land or pursue greenfield ground-up development, but we pursue redevelopment, renovation and expansion activities.

•Highly Aligned Compensation Structure. We believe that executive compensation should be closely aligned with long-term stockholder value creation. As a result, the long-term equity incentive compensation of our executive officers is based primarily on our total shareholder return exceeding the total shareholder return of the MSCI U.S. REIT Index (RMS) or the FTSE National Association of Real Estate Investment Trusts (“Nareit”) Equity Industrial Index.

•Commitment to Strong Corporate Governance. We are committed to strong corporate governance, as demonstrated by the following:
◦all members of our board of directors serve annual terms;
◦we have adopted a majority voting standard in non-contested director elections;
◦we have opted out of three Maryland anti-takeover provisions and, in the future, we may not opt back in to these provisions without stockholder approval;
◦we designed our ownership limits solely to protect our status as a REIT and not for the purpose of serving as an anti-takeover device; and
◦we have no stockholder rights plan. In the future, we will not adopt a stockholder rights plan unless our stockholders approve in advance the adoption of such a plan or, if adopted by our board of directors, we will submit the stockholder rights plan to our stockholders for a ratification vote within 12 months of adoption or the plan will terminate.
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
We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and additional perpetual preferred stock. Fitch Ratings assigned us an issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize senior unsecured notes, term loans, credit facilities, dispositions of properties, common stock and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value ratio.
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
Environmental Matters
The industrial properties that we own and will acquire are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur these costs even after we sell some of our properties. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean up of that facility if it becomes contaminated and threatens human health or the environment.
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
In general, we utilize local third-party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues. As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on us, or (2) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. We were not aware of any significant or material exposures as of December 31, 2019 and 2018.
Employees
As of February 6, 2020, we have 24 employees. None of our employees is a member of any union.

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
In addition, we expect to finance future acquisitions through a combination of debt and equity financing including borrowings under our revolving credit facility, term loans, issuance of unsecured debt securities, debt secured by individual properties or pools of properties, the use of retained cash flows and the issuance of a combination of long-term debt and common and perpetual preferred stock, which may not be available at all or on advantageous terms and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock and our preferred stock.
We may make acquisitions that pose integration and other risks that could harm our business.
We may be required to incur debt and expenditures and issue additional shares of our common stock or issue shares of preferred stock to pay for industrial properties that we may acquire, which may dilute our stockholders’ ownership interests and may reduce or eliminate our profitability. These acquisitions may also expose us to risks such as:

•the possibility that we may not be able to successfully integrate acquired properties into our operations;
•the possibility that additional capital expenditures may be required;
•the possibility that senior management may be required to spend considerable time negotiating agreements and integrating acquired properties;
•the possible loss or reduction in value of acquired properties;

•the possibility of pre-existing undisclosed liabilities regarding acquired properties, including but not limited to environmental or asbestos liability, for which our insurance may be insufficient or for which we may be unable to secure insurance coverage;
•the possibility that a concentration of our industrial properties in Los Angeles, the San Francisco Bay Area and Seattle may increase our exposure to seismic activity, especially if these industrial properties are located on or near fault zones; and
•the possibility that we may not meet our estimated forecasts related to stabilized cap rates.
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
In addition to general, regional, national and international economic conditions that may materially adversely affect our business and financial results, our operating performance will be materially adversely impacted by adverse economic conditions in the specific markets in which we operate and particularly in the markets in which we have significant concentrations of properties. For example, as of December 31, 2019, approximately 26.7% of our rentable square feet and approximately 62.8% of our improved land parcels were located in Northern New Jersey/New York City, representing a combined percentage of approximately 30.9% of our total annualized base rent. See “Item 2 – Properties” in this Annual Report on Form 10-K for additional information regarding our ownership of properties in our markets. Any downturn in the economy in the real estate market or any of our markets and any failure to accurately predict the timing of any economic improvement in these markets could cause our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, to be materially adversely affected.
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
Our business strategy contemplates the use of both non-recourse secured debt and unsecured debt to finance long-term growth. As of December 31, 2019, we had total debt, net of deferred financing costs, of approximately $491.6 million, which consisted of revolving credit facility borrowings, term loan borrowings, senior unsecured note borrowings and mortgage loans payable. While over the long term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 35% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. Over the long-term, we also intend to maintain a fixed charge coverage ratio in excess of 2.0x and a debt-to-adjusted EBITDA ratio below 6.0x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness. Our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Our existing debt, and the incurrence of additional debt, could subject us to many risks, including the risks that:

•our cash flows from operations will be insufficient to make required payments of principal and interest;
•our debt may increase our vulnerability to adverse economic and industry conditions;
•we may be required to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes;
•the terms of any refinancing will not be as favorable as the terms of the debt being refinanced; and

•the use of leverage could adversely affect our ability to make distributions to our stockholders and the market price of our shares of common stock.

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
Our $250.0 million revolving credit facility, our $100.0 million term loan, our $350.0 million of senior unsecured notes and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, covenants that could limit our operations and our ability to make distributions to our stockholders.
We have a credit facility, which consists of a $100.0 million term loan that matures in January 2022 and a revolving credit facility with $250.0 million in borrowing capacity that matures in October 2022. We also have $350.0 million of senior unsecured notes outstanding. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our revolving credit facility, our term loan and our senior unsecured notes. Our revolving credit facility, our term loan, our senior unsecured notes and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will limit or restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. For example, our credit facility restricts distributions if we are in default. The covenants in our debt agreements may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders or obtain necessary funds. Given the restrictions in our debt covenants on these and other activities, we may be limited in our operating and financial flexibility and in our ability to respond to changes in our business or competitive activities in the future.
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
We may acquire outstanding debt secured by an industrial property from lenders and investors or provide a loan secured by industrial property if we believe we can acquire ownership of the underlying property through foreclosure, deed-in-lieu of foreclosure or other means. For example, on May 7, 2018, we made a senior secured loan of $55.0 million with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020, which is secured by a portfolio of seven improved land parcels. During the year ended December 31, 2019, we acquired two properties that were securing the senior secured loan for a previously agreed upon purchase price, which resulted in an equivalent reduction of the amount outstanding under the senior secured loan. The balance of the loan at December 31, 2019 was $15.9 million. If we do acquire such debt or provide such a loan, borrowers may seek to assert various defenses to our foreclosure or other actions and we may not be successful in acquiring the underlying property on a timely basis, or at all, in which event we could incur significant costs and experience significant delays in acquiring such properties, all of which could adversely affect our financial performance and reduce our expected returns from such investments. In addition, we may not earn a current return on such investments particularly if the loan that we acquire or provide is in, or goes into, default.
If we provide debtor-in-possession financing or provide a loan, a default by the borrower could adversely affect our cash flows.
We may on a limited basis provide debtor-in-possession financing to a property owner that has filed for bankruptcy, or make a loan secured by real estate that we might otherwise purchase directly. We expect that any such loans would be secured by one or more properties that we intend to acquire and that we would have the option to acquire such property in lieu of the repayment of such loan. For example, on May 7, 2018, we made a senior secured loan of $55.0 million with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020, which is secured by a portfolio of seven improved land parcels. During the year ended December 31, 2019, we acquired two properties that were securing the senior secured loan for a previously agreed upon purchase price, which resulted in an equivalent reduction of the amount outstanding under the senior secured loan. Any default by the borrower under any such loan, including such senior secured loan, could negatively impact our cash flows and our ability to make cash distributions to our stockholders and result in litigation and related expenses. Although we would expect to acquire the secured property upon a borrower’s default, there is no assurance that we will successfully foreclose on a property, and any such foreclosure could result in significant expenses.
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
We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap contracts and swap agreements. For example, we have executed interest rate caps to hedge the variable cash flows associated with our $100.0 million variable-rate term loan. These agreements have costs and involve the risks that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

We may be adversely affected by the potential discontinuation of LIBOR.

In July 2017, the Financial Conduct Authority in the United Kingdom, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative interest rates will occur over the course of the next few years. As of December 31, 2019, we had $100.0 million of debt that was indexed to LIBOR, including our credit facility.

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
Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. For example, all of our properties located in California may be reassessed as a result of various factors including, without limitation, changes in California laws that contain certain limitations on annual increases of assessed value of real property, commonly referred to as “Proposition 13 Protections.” A measure proposing to remove certain Proposition 13 Protections for commercial real estate owners qualified as a November 2020 California ballot measure. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase, our cash flows will be impacted, and our ability to pay expected distributions to our stockholders could be adversely affected.
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
Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, people with access or who gain access to our systems and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, including but not limited to password protection, ongoing training modules throughout the year, frequent backups and a redundant data system, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures.
A security breach or other significant disruption involving our IT networks and related systems could, among other things:
•disrupt the proper functioning of our networks and systems, and therefore our operations and/or those of certain of our tenants;
•result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•require significant management attention and resources to remedy any damages that result;
•compromise the confidential information of our employees and tenants;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•damage our reputation among our tenants, investors and associates.
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

•downturns in national, regional and local economic conditions (particularly increases in unemployment);
•the attractiveness of our properties to potential tenants and competition from other industrial properties;
•changes in supply of or demand for similar or competing properties in an area;
•bankruptcies, financial difficulties or lease defaults by the tenants of our properties;
•adverse capital and credit market conditions, which may restrict our operating activities;
•changes in interest rates, availability and terms of debt financing;
•changes in operating costs and expenses and our ability to control rents;
•changes in, or increased costs of compliance with, governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder;
•our ability to provide adequate maintenance and insurance;
•changes in the cost or availability of insurance, including coverage for mold or asbestos;
•unanticipated changes in costs associated with known adverse environmental conditions or retained liabilities for such conditions;
•periods of high or rising interest rates;
•tenant turnover;
•re-leasing that may require concessions or reduced rental rates under the new leases due to reduced demand;
•general overbuilding or excess supply in the market area;
•disruptions in the global supply chain caused by political, regulatory or other factors including terrorism;
•disruptions to political, governmental or regulatory systems, including shutdowns of the government and its agencies; and
•the effects of deflation, including credit market dislocation, weakened consumer demand and a decline in general price levels.
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
Investments in real estate properties are subject to varying degrees of risk. While we seek to minimize these risks through geographic diversification of our portfolio, market research and our asset management capabilities, these risks cannot be eliminated. Factors that may affect real estate values and cash flows include:
•local conditions, such as oversupply or a reduction in demand;
•technological changes, such as reconfiguration of supply chains, autonomous vehicles, robotics, 3D printing or other technologies;
•the attractiveness of our properties to potential tenants and competition from other available properties;
•increasing costs of maintaining, insuring, renovating and making improvements to our properties;
•our ability to renovate and reposition our properties due to changes in the business and logistical needs of our tenants;
•our ability to control rents and variable operating costs; and
•government regulations and the associated liability under, and changes in, environmental, zoning, usage, tax tariffs and other laws.
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
We may own or acquire properties that are subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. Additionally, many sellers of real estate are single-purpose entities without any other significant assets. As a result, if a liability were asserted against us based upon ownership of any of these entities or properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows. Unknown liabilities with respect to entities or properties acquired might include:

•liabilities for investigation, clean-up or remediation of adverse environmental conditions;
•accrued but unpaid liabilities incurred in the ordinary course of business;

•tax liabilities; and
•claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of the properties.
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
Furthermore, while leases with our tenants generally include provisions to obligate the tenants to comply with all laws and operate within a defined use, there is no guaranty that the tenants will comply with the terms of their leases. Moreover, our tenants may disregard the use restrictions contained in their leases and conduct operations not contemplated by the lease, such as prohibited uses related to cannabis or highly hazardous uses, for example, despite our efforts to prohibit certain uses. We may incur costs to bring a property into legal compliance even though the tenant may have been contractually required to comply and pay for the cost of compliance.
The potential impacts of climate-related initiatives at the U.S. federal and state levels remain uncertain at this time but could result in increased operating costs.
Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns over contributions to climate change. Laws and regulations targeting climate change or GHG emissions, including any additional taxation or regulation of energy use could result in increased operating costs that we may not be able to effectively pass on to our tenants. In addition, such laws and regulations could impose substantial costs on our tenants. These costs include, for example, an increase in the cost of the fuel and other energy purchased by our tenants and capital costs associated with updating or replacing their trucks earlier than planned. Any such increased costs could impact the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.

We are exposed to the potential impacts of future climate change and climate-change related risks, which may result in unanticipated losses that could affect our business and financial condition.
We may be exposed to physical risks from possible future changes in climate. Our properties may be exposed to rare catastrophic weather events, such as severe storms or floods. If the frequency of extreme weather events increases, our exposure to these events could increase. Some of our properties may be subject to risks from rising sea levels. In addition, many state and local governments are adopting or considering adopting regulations requiring that property owners and developers include in their development or redevelopment plans resiliency measures to address climate-change related risks. If such regulations apply to any of our properties, we may be required to incur substantial costs to address such regulations.
Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.
Under the Americans with Disabilities Act, the Fair Housing Amendment Act of 1988, and any other similar regulations, places of public accommodation must meet certain requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the above acts, statutes, and/or other similar regulations, including removing access barriers, then our cash flows and the amounts available for distributions to our stockholders may be adversely affected. If we are required to make substantial modifications to our properties, whether to comply with the above acts, statutes, and/or other similar regulations, or other changes in governmental rules and regulations, our financial condition, cash flows, results of operations, the market price of our shares of common stock and our ability to make distributions to our stockholders could be adversely affected.
Some of our properties may be subject to California energy efficiency standards.
Under California energy efficiency standards, enacted and periodically amended, including, without limitation, Title 24 or The Energy Efficiency Standards for Residential and Nonresidential Buildings, building owners may incur increased costs to renovate properties in order to meet changing energy efficiency standards and make energy usage disclosures. If we are required to make unanticipated expenditures or substantial modifications to our properties, our financial condition, cash flows, results of operations, the market price of our shares of common stock and our ability to make distributions to our stockholders could be adversely affected. We may incur additional costs collecting and reporting energy usage data from our tenants and properties in order to comply with such energy efficiency standards.

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
Our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of the board of directors without a vote of our stockholders. In addition, the board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal and regulatory requirements, including the listing standards of the New York Stock Exchange. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flows, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay distributions to our stockholders.
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
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting or deterring a third-party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•“Business Combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose special appraisal rights and special stockholder voting requirements on these combinations; and
•“Control Share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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

Maryland law provides that a director or officer has no liability in that capacity if he or she satisfies his or her duties to us and our stockholders. Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or
•a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
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
If we fail to qualify as a REIT in any taxable year, and are unable to obtain relief under certain statutory provisions, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal and state income tax at regular corporate rates; and
•we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
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
On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. The effect of the certain changes made by the TCJA remains uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders. Stockholders and prospective investors should consult their tax advisors regarding the implications of the TCJA on their investment in our common stock.
We may face risks in connection with Section 1031 Exchanges.
We may engage in one or more real estate transactions intended to qualify for federal income tax deferral as a “like-kind exchange” under Section 1031 of the Code. If a transaction that is intended to qualify for deferral under Section 1031 is later determined to have been taxable, we may face adverse consequences. Additionally, if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis.
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

•the market for similar securities;
•the attractiveness of REIT securities in comparison to the securities of other companies, taking into account, among other things, the higher tax rates imposed on dividends paid by REITs;
•government legislation, action or regulation;
•our issuance of debt or preferred equity securities;
•changes in earnings estimates by analysts and our ability to meet analysts’ earnings estimates;
•general economic conditions; and
•our financial condition, performance and prospects.
The number of shares of our common stock available for future sale could adversely affect the market price of our common stock and have a dilutive effect to our existing stockholders.
Sales of substantial amounts of shares of our common stock in the public market or the perception that such sales might occur could adversely affect the market price of the shares of our common stock. The issuance and vesting of any restricted stock granted to certain directors, executive officers and other employees under our 2019 Equity Incentive Plan, the issuance of our common stock upon the vesting of awards under our Amended and Restated Long-Term Incentive Plan, the issuance of our common stock in connection with property, portfolio or business acquisitions and other issuances of our common stock could have an adverse effect on the market price of our common stock. Future sales of shares of our common stock may be dilutive to existing stockholders.
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
Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•our financial condition, performance, liquidity and prospects;
•actual or anticipated variations in our quarterly operating results or distributions;
•changes in our funds from operations (as defined by Nareit and discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report on Form 10-K) or earnings;
•publication of research reports about us or the real estate industry;
•changes in earnings estimates by analysts;
•our ability to meet analysts’ earnings estimates;
•increases in market interest rates that lead purchasers of our shares to demand a higher yield;
•changes in market valuations of similar companies;
•adverse market reaction to any additional debt we incur in the future;
•additions or departures of key management personnel;
•the market for similar securities issued by REITs;
•actions by institutional stockholders;
•speculation in the press or investment community;
•our compliance with generally accepted accounting principles;
•our compliance with applicable laws and regulations and the listing requirements of the New York Stock Exchange;
•the realization of any of the other risk factors presented in this Annual Report on Form 10-K; and
•general market, including capital market and real estate market and economic conditions.
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
Our ability to make distributions to our stockholders may be adversely affected by the risk factors described in this Annual Report on Form 10-K. We may not generate sufficient income to make distributions to our stockholders. Our board of directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, any debt service obligations, any debt covenants, and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•our inability to realize attractive returns on our investments;
•unanticipated expenses or reduced revenues that reduce our cash flow or non-cash earnings;
•our debt service obligations; and
•decreases in the value of our industrial properties that we own.
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

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.

As of December 31, 2019, we owned a total of 220 buildings aggregating approximately 13.3 million square feet, 19 improved land parcels consisting of approximately 77.6 acres and four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion. The buildings and improved land parcels were approximately 96.8% and 92.0% leased, respectively, to 493 customers, the largest of which accounted for approximately 3.6% of our total annualized base rent. The properties are located in Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution buildings, flex buildings (including light industrial and research and development, or R&D), transshipment buildings and improved land parcels. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in this Annual

Report on Form 10-K for a general description of these types of industrial real estate. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K for a detailed listing of our properties.

The following table summarizes by type our investments in real estate as of December 31, 2019:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (000's) [1]	% of Total
Warehouse/distribution	195	$110,734	81.5%
Flex	11	9,793	7.2%
Transshipment	14	7,482	5.5%
Improved land	19	7,835	5.8%
Total	239	$135,844	100.0%

1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2019, multiplied by 12.

The following table summarizes by market our investments in real estate as of December 31, 2019:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	42	62	40	27	28	21	220
Rentable Square Feet	2,523,969	3,552,681	2,028,909	1,776,954	1,563,326	1,874,378	13,320,217
% of Total	19.0%	26.7%	15.2%	13.3%	11.7%	14.1%	100.0%
Occupancy % as of December 31, 2019	97.7%	98.6%	91.1%	99.1%	97.1%	96.1%	96.8%
Annualized Base Rent (000’s) [1]	$21,398	36,540	22,822	15,587	13,656	18,006	$128,009
% of Total	16.7%	28.5%	17.8%	12.2%	10.7%	14.1%	100.0%
Annualized Base Rent[1] Per Occupied Square Foot	$8.67	10.43	12.34	8.85	8.99	9.99	$9.92
Weighted Average Remaining Lease Term (Years) [2]	6.7	3.6	4.2	3.2	4.3	4.0	4.4

Investments in Improved Land
Number of Land Parcels	5	9	1	1	2	1	19
Acres	10.1	48.7	1.3	0.9	3.2	13.4	77.6
% of Total	13.1%	62.8%	1.6%	1.2%	4.1%	17.2%	100.0%
Occupancy % as of December 31, 2019	47.8%	100.0%	100.0%	—%	100.0%	100.0%	92.0%
Annualized Base Rent (000’s) [1]	$1,007	5,480	195	—	389	764	$7,835
% of Total	12.8%	69.9%	2.5%	—%	5.0%	9.8%	100.0%
Annualized Base Rent[1] Per Occupied Square Foot	$4.88	2.63	3.54	—	2.82	1.31	$2.54
Weighted Average Remaining Lease Term (Years) [2]	3.1	5.8	0.3	—	3.6	—	4.3

Total Investments in Real Estate
Annualized Base Rent (000’s) [1]	$22,405	42,020	23,017	15,587	14,045	18,770	$135,844
Gross Book Value (000’s) [3]	$406,212	642,686	369,030	313,927	167,156	255,183	$2,154,194

1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2019, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2019, weighted by the respective square footage.
3Includes four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion, as discussed below.
As of December 31, 2019, we owned four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion with a total expected investment of approximately $120.4 million, including redevelopment costs, capitalized interest and other costs of approximately $52.4 million.

The following table summarizes our capital expenditures incurred during the three months and years ended December 31, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2019	2018	2019	2018
Building improvements	$8,171	$6,855	$21,385	$17,953
Tenant improvements	2,268	2,336	4,669	4,312
Leasing commissions	3,224	3,174	7,813	7,937
Redevelopment, renovation and expansion	4,336	6,026	27,968	11,639
Total capital expenditures [1]	$17,999	$18,391	$61,835	$41,841

1Includes approximately $10.8 million and $13.7 million for the three months ended December 31, 2019 and 2018, respectively, and approximately $42.5 million and $27.5 million for the years ended December 31, 2019 and 2018, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 17 and 13 properties for the three months ended December 31, 2019 and 2018, respectively, and 20 and 21 properties for the years ended December 31, 2019 and 2018, respectively.

Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 92.6% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.
Our top 20 customers based on annualized base rent as of December 31, 2019 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	United States Government	9	381,431	2.9%	$4,919	3.6%
2	FedEx Corporation [2]	7	490,779	3.7%	4,872	3.6%
3	Amazon.com	3	260,462	2.0%	4,805	3.5%
4	Danaher	3	171,707	1.3%	3,235	2.4%
5	AmerisourceBergen	1	211,418	1.5%	2,469	1.7%
6	DirectBuy Home Improvement	1	230,891	1.7%	1,860	1.4%
7	XPO Logistics	2	180,717	1.4%	1,672	1.2%
8	District of Columbia	3	124,744	0.9%	1,632	1.2%
9	Miami International Freight Systems	1	192,454	1.4%	1,463	1.1%
10	Port Kearny Security, Inc. [3]	1	—	—%	1,437	1.1%
11	O'Neill Logistics	2	237,692	1.8%	1,429	1.1%
12	YRC	2	61,252	0.5%	1,401	1.0%
13	Bar Logistics	2	203,263	1.5%	1,354	1.0%
14	L3 Harris Technologies, Inc.	1	147,898	1.1%	1,342	1.0%
15	Saia Motor Freight Line LLC	1	52,086	0.4%	1,245	0.9%
16	Space Systems/Loral LLC	2	107,060	0.8%	1,210	0.9%
17	JAM'N Logistics	1	110,336	0.8%	1,193	0.9%
18	Northrop Grumman Systems	1	103,200	0.8%	1,183	0.9%
19	Fredmore Inc. DBA Airpark Newark [4]	1	—	—%	1,171	0.9%
20	Exquisite Apparel Corporation	1	114,061	0.9%	1,077	0.8%
	Total	45	3,381,451	25.4%	$40,969	30.2%

1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2019, multiplied by 12.
2Includes an improved land parcel consisting of 2.3 acres.
3Lease area consists of 16.9 acres of improved land.
4Lease area consists of 10.6 acres of improved land.
The following table summarizes the anticipated lease expirations for leases in place at December 31, 2019, without giving effect to renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2]	% of Total Annualized Base Rent
2020 [1]	1,753,594	12.6%	$15,976	9.9%
2021	2,403,025	17.3%	23,089	14.3%
2022	1,670,792	12.1%	17,696	10.9%
2023	1,573,994	11.4%	19,922	12.3%
2024	1,613,286	11.6%	20,503	12.7%
Thereafter	4,168,164	30.1%	64,411	39.9%
Total	13,182,855	95.1%	$161,597	100.0%

1Includes leases that expire on or after December 31, 2019 and month-to-month leases totaling approximately 57,698 square feet.
2Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of December 31, 2019, multiplied by 12.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of December 31, 2019, leases representing approximately 12.6% of the total rentable square footage of our portfolio are scheduled to expire during the year ending December 31, 2020. We currently expect that on average, the rental rates we are likely to achieve on any new (re-leased) or renewed leases for our 2020 expirations will be above the rates currently being paid for the same space. Rent changes on new and renewed leases totaling approximately 0.5 million square feet commencing during the three months ended December 31, 2019 were approximately 15.3% higher as compared to the previous rental rates for that same space, and rent changes on new and renewed leases totaling approximately 2.4 million square feet commencing during the year ended December 31, 2019 were approximately 17.3% higher as compared to the previous rental rates for that same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.
As of December 31, 2019, four properties with a gross investment book value of approximately $114.9 million were encumbered by mortgage loans payable, net of deferred financing costs, totaling approximately $44.3 million, which bear interest at a weighted average fixed annual rate of 4.1%.
Item 3.  Legal Proceedings.
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.  Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TRNO”. As of January 30, 2020, there were approximately 22,995 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.
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

(i)90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain); plus
(ii)90% of the excess of our after-tax net income, if any, from foreclosure property over the tax imposed on such income by the Code; less
(iii)the sum of certain items of non-cash income.
Generally, we expect to distribute 100% of our REIT taxable income so as to avoid the income and excise tax on undistributed REIT taxable income. However, we cannot assure you as to our ability to sustain those distributions.
The timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors, including:

•actual results of operations;
•our level of retained cash flows;
•any debt service requirements;
•capital expenditure requirements for our properties;
•our property dispositions;
•our taxable income;
•the annual distribution requirement under the REIT provisions of the Code;
•our operating expenses;
•restrictions on the availability of funds under Maryland law; and
•other factors that our board of directors may deem relevant.
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

Performance Graph
The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 31, 2014 to December 31, 2019 with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on December 31, 2014 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2019
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities
None.

Item 6.  Selected Financial Data.
The following table sets forth selected financial data derived from our audited consolidated financial statements as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K beginning on page F-1 and with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Data
Total revenues	$171,022	$151,657	$132,484	$108,418	$95,895
Total costs and expenses	112,185	102,431	93,435	87,172	82,240
Gain on sales of real estate investments	9,391	28,610	30,654	7,140	10,567
Income from operations	55,516	63,289	53,095	15,118	14,601
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	55,165	62,888	49,015	11,458	10,958
Earnings per Common Share - Basic and Diluted:
Net income available to common stockholders, basic, net of redemption of preferred stock and preferred stock dividends	$0.86	$1.09	$0.95	$0.26	$0.26
Net income available to common stockholders, diluted, net of redemption of preferred stock and preferred stock dividends	$0.85	$1.09	$0.95	$0.26	$0.26
Dividends declared per common share	$1.02	$0.92	$0.84	$0.76	$0.66
Dividends declared per preferred share	$—	$—	$0.97	$1.94	$1.94
Basic Weighted Average Common Shares Outstanding	64,428,406	57,486,399	51,357,719	44,725,936	42,861,276
Diluted Weighted Average Common Shares Outstanding	64,722,976	57,486,399	51,357,719	44,725,936	42,861,276
Other Data
Funds from operations [1]	$89,467	$74,904	$56,070	$38,391	$36,172
Basic FFO per common share [1]	1.39	1.30	1.09	0.86	0.84
Diluted FFO per common share [1]	1.38	1.30	1.09	0.86	0.84
Cash flows provided by (used in):
Operating activities	$94,688	$77,599	$69,498	$49,241	$42,068
Investing activities	(251,482)	(234,957)	(249,118)	(149,629)	(259,664)
Financing activities	235,054	149,037	203,942	93,758	45,140
Balance Sheet Data
Investments in real estate at cost [2]	$2,154,194	$1,845,776	$1,636,930	$1,343,038	$1,179,920
Total assets	2,108,464	1,796,504	1,567,871	1,278,981	1,152,138
Total debt	491,575	462,097	461,683	415,327	381,475
Total stockholders’ equity	1,517,123	1,247,797	1,027,494	811,805	733,082

1See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures,” in this Annual Report on Form 10-K for a reconciliation to net income, net of redemption of preferred stock and preferred stock dividends and a discussion of why we believe funds from operations, or FFO, is a useful supplemental measure of operating performance, ways in which investors might use FFO when assessing our financial performance, and FFO’s limitations as a measurement tool.
2Excludes one property held for sale with a gross book value of approximately $6.3 million as of December 31, 2015.

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
Overview
We acquire, own and operate industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution buildings (approximately 81.5% of our total annualized base rent as of December 31, 2019), flex buildings (including light industrial and R&D) (approximately 7.2%), transshipment buildings (approximately 5.5%) and improved land parcels (approximately 5.8%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2019, we owned a total of 220 buildings aggregating approximately 13.3 million square feet, 19 improved land parcels consisting of approximately 77.6 acres and four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion. As of December 31, 2019, our buildings and improved land parcels were approximately 96.8% and 92.0% leased, respectively, to 493 customers, the largest of which accounted for approximately 3.6% of our total annualized base rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2010.
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

We selected our target markets by drawing upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory and physical constraints, changes in technology, e-commerce, the economic and environmental benefits of reducing vehicle miles traveled and other factors. We believe that our target markets have attractive long term investment attributes. We target assets with characteristics that include, but are not limited to, the following:

•Located in high population coastal markets;
•Close proximity to transportation infrastructure (such as sea ports, airports, highways and railways);
•Situated in supply-constrained submarkets with barriers to new industrial development, as a result of physical and/or regulatory constraints;
•Functional and flexible layout that can be modified to accommodate single and multiple tenants;
•Acquisition price at a discount to the replacement cost of the property;
•Potential for enhanced return through re-tenanting or operational and physical improvements; and
•Opportunity for higher and better use of the property over time.
In general, we prefer to utilize local third-party property managers for day-to-day property management and as a source of acquisition opportunities. We believe outsourcing property management is cost effective and provides us with operational flexibility. We may directly manage properties in the future if we determine such direct property management is in our best interest.
We have no current intention to acquire undeveloped or unimproved industrial land or to pursue greenfield ground up development. Nevertheless, we pursue redevelopment, renovation and expansion opportunities of properties that we own, acquire properties and improved land parcels with the intent to redevelop in the near-term, and acquire adjacent land to expand our existing facilities.
We expect that we will continue to acquire the significant majority of our investments as equity interests in individual properties, portfolios of properties or improved industrial land parcels which may be rented without a building in place. We may acquire industrial properties through the acquisition of other corporations or entities that own industrial real estate. We will opportunistically make investments in debt secured by industrial real estate that would otherwise meet our investment criteria with the intention of ultimately acquiring the underlying real estate. We currently do not intend to target specific percentages of holdings of particular types of industrial properties. This expectation is based upon prevailing market conditions and may change over time in response to different prevailing market conditions.
The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations, be partially or fully vacant and may require physical repositioning). During the period from February 16, 2010 to December 31, 2019, we have stabilized 74 properties.
We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value and/or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 19 properties since inception in 2010 for an aggregate sales price of approximately $291.4 million and a total gain of approximately $93.1 million.

2019 Developments
Acquisition Activity
During 2019, we acquired 17 industrial buildings containing approximately 0.7 million square feet and four improved land parcels containing approximately 22.6 acres for a total purchase price of approximately $273.6 million. The properties and improved land parcels were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions and net proceeds from the issuance of common stock. The following table sets forth the industrial properties and improved land parcels we acquired during 2019:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
49th Street	Queens, NY	February 12, 2019	1	19,000	$24,017	5.3%
81 N Hackensack [3]	Kearny, NJ	March 8, 2019	—	—	25,000	5.3%
48 3rd and 286 Central [4]	Kearny, NJ	March 29, 2019	1	28,124	14,085	5.4%
Minnesota and Tennessee	San Francisco, CA	May 28, 2019	2	119,089	47,775	4.0%
51 Kero [5]	Carlstadt, NJ	August 7, 2019	—	—	4,025	5.0%
Anderson [6]	Los Angeles, CA	August 19, 2019	5	53,016	18,100	5.2%
Auburn 400	Auburn, WA	August 21, 2019	1	70,345	9,450	5.1%
Morgan [7]	Brooklyn, NY	August 29, 2019	2	195,598	80,500	4.0%
20th Street	Oakland, CA	August 30, 2019	1	92,884	23,752	4.8%
Slauson	Santa Fe Springs, CA	August 30, 2019	2	29,927	5,331	5.2%
East Marginal [8]	Seattle, WA	November 15, 2019	—	—	2,850	5.6%
Whelan [9]	East Rutherford, NJ	December 13, 2019	1	50,305	12,000	5.0%
917 Valley	Puyallup, WA	December 19, 2019	1	40,816	6,725	5.4%
Total/Weighted Average			17	699,104	$273,610	4.6%

1The total aggregate initial investment was approximately $289.6 million, including $6.0 million in closing costs and acquisition costs and $10.0 million in assumed intangible liabilities.
2Stabilized capitalization rates, referred to herein as stabilized cap rates, are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in this Annual Report on Form 10-K.
3Represents an improved land parcel containing approximately 16.8 acres.
4Also includes an improved land parcel containing approximately 2.9 acres.

5Represents an improved land parcel containing approximately 2.0 acres.
6Includes approximately 20,000 square feet expiring in 2020.
7Includes approximately 106,000 square feet expiring in 2020.
8Represents an improved land parcel containing approximately 0.9 acres.
9Includes approximately 50,305 square feet expiring in 2020.

Redevelopment Activity

As of December 31, 2019, we have four properties under redevelopment that will contain approximately 0.5 million square feet upon completion with a total expected investment of approximately $120.4 million, including redevelopment costs, capitalized interest and other costs of approximately $52.4 million as follows:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Completion Quarter	% Pre-leased December 31, 2019
Sodo Row - North	$17,000	$10,067	$6,933	5.4%	Q2 2021	—%
Sodo Row - South	53,446	44,726	8,720	5.7%	Q2 2021	28.1%
6th Avenue South	15,511	14,976	535	5.1%	Q2 2020	—%
Kent 192	34,410	31,484	2,926	5.5%	Q4 2020	—%
Total/Weighted Average	$120,367	$101,253	$19,114	5.5%		10.2%

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

During 2019, we completed redevelopment of our 1775 NW 70th Avenue property in Miami, Florida. We executed a full-building five-year lease stabilizing the approximately 65,000 square foot redevelopment property. The total investment was approximately $10.0 million. In addition, we completed redevelopment and sold our 10100 NW 25th Street property in Miami, Florida for a sales price of approximately $14.0 million, resulting in a gain of approximately $1.8 million, as discussed below.

Disposition Activity
During the year ended December 31, 2019, we sold four properties for an aggregate sales price of approximately $48.9 million, resulting in a total gain of approximately $9.4 million. We sold one property located in the Los Angeles market for a sales price of approximately $12.4 million, resulting in a gain of approximately $4.5 million, one redevelopment property located in the Miami market for a sales price of approximately $14.0 million, resulting in a gain of approximately $1.8 million, and two properties located in the Washington, D.C. market for an aggregate sales price of approximately $22.5 million, resulting in an aggregate gain of approximately $3.1 million.
The following summarizes the condensed results of operations of the properties sold during the year ended December 31, 2019 for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Rental revenues	$1,604	$2,332	$2,964
Tenant expense reimbursements	449	566	645
Property operating expenses	(527)	(631)	(701)
Depreciation and amortization	(499)	(733)	(1,203)
Income from operations	$1,027	$1,534	$1,705
ATM Program
We have an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million ($148.9 million remaining as of December 31, 2019) in amounts and at times as we determine from time to time. Prior to the implementation of the $300 Million ATM Program, we had a $250.0 million ATM program (the “$250 Million ATM Program”), which was substantially utilized as of May 2019 and which is no longer active. We intend to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our revolving credit facility. During 2019, we issued an aggregate of 6,064,576 shares of common stock at a weighted average offering price of $45.85 per share under the $300 Million ATM Program and the $250 Million ATM Program, resulting in net proceeds of approximately $274.0 million and paying total compensation to the applicable sales agents of approximately $4.0 million.

Long Term Incentive Plan
During 2019, we amended and restated our Amended and Restated Long-Term Incentive Plan (as amended and restated, the “Amended LTIP”). Under the Amended LTIP, each participant’s performance share target award for target awards granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with performance share awards granted on or after January 1, 2019, the grant date fair value of the performance share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period. The fair value of the performance share awards for the performance measurement period of January 1, 2019 to December 31, 2021 is $4.8 million, which will be recognized quarterly over a three-year period. Stock-based compensation expense for the performance share awards for the performance measurement period of January 1, 2019 to December 31, 2021 was $1.6 million for the year ended December 31, 2019.

Equity Incentive Plan
During 2019, our stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”), which replaced the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). The 2019 Plan permits the grant of restricted stock awards, performance share awards and unrestricted stock awards. The maximum number of shares of our common stock that may be issued under the 2019 Plan is 1,898,961, which consists of (i) 1,510,079 shares initially reserved and available for issuance under the 2019 Plan and (ii) 388,882 shares underlying outstanding awards under the 2010 Plan, which if forfeited, canceled or otherwise terminated under the 2010 Plan shall be added to the shares available for issuance under the 2019 Plan. No further awards will be made under the 2010 Plan. As of December 31, 2019, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or performance share awards under the 2019 Plan, of which 1,460,991 were remaining available for issuance.

Senior Secured Loan
As of December 31, 2019, we had a senior secured loan, with an original principle amount of $55.0 million, outstanding with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020 (the “Senior Secured Loan”). The Senior Secured Loan is secured by a portfolio of seven improved land parcels primarily located in Newark, New Jersey. One of the properties securing the Senior Secured Loan may be put to us as partial repayment of the Senior Secured Loan. This property may be called by us as partial repayment of the Senior Secured Loan at a previously agreed upon value. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deed in lieu, with the deed subject to our approval. During the year ended December 31, 2019, we acquired two properties that were securing the Senior Secured Loan for a previously agreed upon aggregate purchase price which approximated their fair value of approximately $39.1 million, which resulted in an approximately $39.1 million reduction in the amount outstanding under the Senior Secured Loan. As of December 31, 2019, there was approximately $15.9 million, net of deferred loan fees of approximately $0.1 million, outstanding on the Senior Secured Loan and approximately $0.3 million of interest receivable outstanding on the Senior Secured Loan.

Senior Unsecured Notes
During 2019, we entered into a note purchase agreement with certain institutional investors in a private placement transaction pursuant to which we issued $100.0 million of ten-year 3.14% senior unsecured notes on December 2, 2019. The proceeds from the issuance were used to repay the previously outstanding $50.0 million term loan that was to mature in August 2021 and the related unamortized deferred financing costs of approximately $0.2 million were written off to loss on extinguishment of debt.

Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2020. Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2019, we have not repurchased any shares of our stock pursuant to the share repurchase authorization.

Dividend and Distribution Activity
The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2019:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2019	Common stock	$0.24	February 5, 2019	March 29, 2019	April 12, 2019
June 30, 2019	Common stock	$0.24	April 30, 2019	July 5, 2019	July 19, 2019
September 30, 2019	Common stock	$0.27	July 26, 2019	October 4, 2019	October 18, 2019
December 31, 2019	Common stock	$0.27	October 29, 2019	December 31, 2019	January 14, 2020
Recent Developments
Contractual Commitments
As of February 6, 2020, we have two outstanding contracts with third-party sellers to acquire one industrial property and one improved land parcel and one non-binding letter of intent with a third party buyer to sell three industrial properties as further described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire the property and improved land parcel under contract or sell the properties under non-binding letter of intent because the proposed acquisitions and disposition are subject to the completion of satisfactory due diligence and various closing conditions, and with respect to the properties under non-binding letter of intent, our entry into a purchase and sale agreement.

Outlook
Current operating conditions in our six markets are excellent. We believe that on average, the rental rates we are likely to achieve on new or renewed leases for our 2020 expirations will be above the rates currently being paid for the same space. However, new speculative development continues. This new development will slow potential rent growth from what it would be without such new development. Macroeconomic conditions, while uncertain and impossible to accurately predict, appear favorable to us.
We see attractive acquisition opportunities. Nevertheless, our acquisition volume will be dependent on both the quality and pricing of the opportunity set and the price of our stock relative to our net asset value (NAV). Those conditions, not knowable in advance, will determine our results. We will continue to sell assets and redeploy the capital to enhance NAV or return the capital to shareholders. We entered 2020 with our balance sheet very well positioned for growth.
Within our six markets we have increasingly focused on urban infill locations. While our net growth will remain limited to a size where we can make directly informed operational decisions, we feel more strongly today than we did ten years ago about the long-term investment merits of our strategy and the growth opportunities ahead. We are mindful, always, that it is per share, rather than aggregate, results that matter.

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
We contribute positively to the environment by owning and operating facilities in infill locations close to population centers thereby minimizing vehicle miles traveled and the concomitant use of fuel and production of airborne particulate matter pollution. Further, we do no ground up greenfield development of properties; sustainability for us means never building on a site that has not previously been commercially developed. During redevelopment of our facilities, we recycle the majority of the building materials from existing buildings and focus on modern design solutions to reduce our impact on the environment. When releasing vacant space, we seek to reduce our carbon footprint by upgrading existing facilities with energy efficient lighting and heating.
Our outlook is subject to the risks set forth in this Annual Report on Form 10-K, including the risks set form in “Item 1A - Risk Factors”.
Inflation
Although the U.S. economy has been experiencing relatively modest inflation rates recently, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has increased construction costs but has not had a significant impact on our operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, approximately 65.0% of our total rentable square feet expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.

Supplemental Material U.S. Federal Income Tax Considerations

The following discussion updates the disclosures under “Material U.S. Federal Income Tax Considerations” in the prospectus dated February 9, 2018 contained in our Registration Statement on Form S-3 filed with the SEC on February 9, 2018 and contained in the prospectus supplement dated May 17, 2019.

Consolidated Appropriations Act

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

Additionally, to the extent our stock is held directly (or indirectly through one or more partnerships) by a “qualified shareholder,” it will not be treated as a U.S. real property interest for such qualified shareholder. Therefore, gain treated as gain from the sale or exchange of our stock will not be subject to tax under FIRPTA but would be subject to tax if such gain is treated as effectively connected with the qualified shareholder’s conduct of a U.S. trade or business. Further, to the extent such treatment applies, any distribution to such shareholder will not be treated as gain recognized from the sale or exchange of a U.S. real property interest (and capital gain dividends and non-dividend distributions to such shareholder may be treated as ordinary dividends). For these purposes, a qualified shareholder is generally a non-U.S. stockholder that (i)(A) is eligible for treaty benefits under an income tax treaty with the United States that includes an exchange of information program, and the principal class of interests of which is listed and regularly traded on one or more stock exchanges as defined by the treaty, or (B) is a foreign limited partnership organized in a jurisdiction with an exchange of information agreement with the United States and that has a class of regularly traded limited partnership units (having a value greater than 50% of the value of all partnership units) on the New York Stock Exchange or Nasdaq, (ii) is a “qualified collective investment vehicle” (within the meaning of section 897(k)(3)(B) of the Code) and (iii) maintains records of persons holding 5% or more of the class of interests described in clauses (i)(A) or (i)(B) above. However, in the case of a qualified shareholder having one or more “applicable investors,” the exception described in the first sentence of this paragraph will not apply to the applicable percentage of the qualified shareholder’s stock (where “applicable percentage” generally means the percentage of the value of the interests in the qualified shareholder held by applicable investors after applying certain constructive ownership rules). The applicable percentage of the amount realized by a qualified shareholder on the disposition of our stock or with respect to a distribution from us attributable to gain from the sale or exchange of a U.S. real property interest will be treated as amounts realized from the disposition of U.S. real property interest. Such treatment shall also apply to applicable investors in respect of distributions treated as a sale or exchange of stock with respect to a qualified shareholder. For these purposes, an “applicable investor” is a person (other than a qualified shareholder) who holds an interest in the qualified shareholder and holds more than 10% of our stock applying certain constructive ownership rules.

For periods on or after December 18, 2015, for FIRPTA purposes neither a “qualified foreign pension fund” nor a "qualified controller entity" (each as defined below) shall be treated as a non-U.S. stockholder. Accordingly, the U.S. federal income tax treatment of ordinary dividends received by qualified foreign pension funds and qualified controlled entities will be determined without regard to the FIRPTA rules, and their gain from the sale or exchange of our stock, as well as our capital gain dividends and distributions treated as gain from the sale or exchange, will not be subject to U.S. federal income tax unless such gain is treated as effectively connected with such qualified foreign pension fund’s (or such qualified controlled entity’s) conduct of a U.S. trade or business. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees by either (A) a foreign country as a result of services rendered by such employees to their employers, or (B) one or more employers in consideration for services rendered by such employees to such employers, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise made available, to relevant local tax authorities and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate. A “qualified controlled entity” for purposes of the above summary means an entity all the interests of which are held by a qualified foreign pension fund. Alternatively, under proposed Treasury Regulations that taxpayers generally may rely on, but which are subject to change, a “qualified controlled entity” is a trust of corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities or partnerships.

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

Recent FATCA Proposed Regulations

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

Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 92.6% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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
The following analysis of our results below for the years ended December 31, 2019 and 2018 includes the changes attributable to same store properties. The same store pool for the comparison of the 2019 and 2018 fiscal years includes all properties that were owned and in operation as of December 31, 2019 and since January 1, 2018 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2019. As of December 31, 2019, the same store pool consisted of 187 buildings aggregating approximately 11.8 million square feet representing approximately 88.6% of our total square feet owned and ten improved land parcels consisting of approximately 47.2 acres. As of December 31, 2019, the non-same store properties, which we acquired, redeveloped or sold during 2018 and 2019, or were held for sale (if any) or in redevelopment as of December 31, 2019, consisted of 33 buildings aggregating approximately 1.5 million square feet, nine improved land parcels consisting of approximately 30.4 acres and four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion. As of December 31, 2019 and 2018, our consolidated same store pool occupancy was approximately 98.4% and 99.1%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018:

	For the Year Ended December 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$115,505	$109,096	$6,409	5.9%
Non-same store operating properties [2]	19,141	9,087	10,054	110.6%
Total rental revenues	134,646	118,183	16,463	13.9%
Tenant expense reimbursements [1]
Same store	33,287	31,948	1,339	4.2%
Non-same store operating properties [2]	3,089	1,526	1,563	102.4%
Total tenant expense reimbursements	36,376	33,474	2,902	8.7%
Total revenues	171,022	151,657	19,365	12.8%
Property operating expenses
Same store	38,302	37,539	763	2.0%
Non-same store operating properties [2]	5,899	2,449	3,450	140.9%
Total property operating expenses	44,201	39,988	4,213	10.5%
Net operating income [3]
Same store	110,490	103,505	6,985	6.7%
Non-same store operating properties [2]	16,331	8,164	8,167	100.0%
Total net operating income	$126,821	$111,669	$15,152	13.6%
Other costs and expenses
Depreciation and amortization	44,015	40,816	3,199	7.8%
General and administrative	23,924	21,503	2,421	11.3%
Acquisition costs	45	124	(79)	(63.7)%
Total other costs and expenses	67,984	62,443	5,541	8.9%
Other income (expense)
Interest and other income	3,815	3,664	151	4.1%
Interest expense, including amortization	(16,338)	(18,211)	1,873	(10.3)%
Loss on extinguishment of debt	(189)	—	(189)	n/a
Gain on sales of real estate investments	9,391	28,610	(19,219)	(67.2)%
Total other income and (expenses)	(3,321)	14,063	(17,384)	n/a
Net income	$55,516	$63,289	$(7,773)	(12.3)%

1On January 1, 2019, we adopted the practical expedient under Accounting Standards Update (“ASU”) No. 2018-11, Leases (Topic 842), Targeted Improvements, which allows us to elect not to separate lease and non-lease rental income. All rental income earned pursuant to tenant leases is reflected as one line, “Rental revenues and tenant expense reimbursements” on our accompanying consolidated statements of operations. We believe that the above presentation of rental revenues and tenant expense reimbursements is not, and is not intended to be, a presentation in accordance with accounting principals generally accepted in the United States of America ("GAAP"). We believe this information is frequently used by management, investors, and other interested parties to evaluate our performance. See “Note 2 - Significant Accounting Policies” in our condensed notes to consolidated financial statements for more information regarding our adoption of this standard.
2Includes 2018 and 2019 acquisitions and dispositions, nine improved land parcels and four properties under redevelopment as of December 31, 2019.
3Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $19.4 million for the year ended December 31, 2019 compared to the prior year due primarily to property acquisitions during 2018 and 2019, and increased revenue on new and renewed leases. Cash rents on new and renewed leases totaling approximately 0.2 million square feet commencing during the year ended December 31, 2019 increased approximately 17.3% compared to the same period from the prior year. For the quarter and year ended December 31, 2019, approximately $0.3 million and $2.0 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.
Property operating expenses. Total property operating expenses increased approximately $4.2 million during the year ended December 31, 2019 compared to the prior year. The increase in total property operating expenses was due primarily to an increase of approximately $3.5 million attributable to property acquisitions during 2018 and 2019.
Depreciation and amortization. Depreciation and amortization increased approximately $3.2 million during the year ended December 31, 2019 compared to the prior year due to property acquisitions during 2018 and 2019.
General and administrative expenses. General and administrative expenses increased approximately $2.4 million for the year ended December 31, 2019 compared to the prior year due primarily to increased compensation expense, bonus expense, accounting service fees and performance share award expense. The increase in performance share award expense primarily related to the expense for performance share awards granted prior to January 1, 2019, which varies quarter to quarter based on our relative share price performance. Performance share award expense for the year ended December 31, 2019 was approximately $8.0 million as compared to approximately $7.1 million for the prior year. See “Note 11 —Stockholder’s Equity” in our notes to the consolidated financial statements for more information regarding our performance share awards.
Acquisition costs. Acquisition costs decreased by approximately $0.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Interest and other income. Interest and other income increased approximately $0.2 million for the year ended December 31, 2019 compared to the prior year primarily due to approximately $3.3 million in interest and fees earned on our Senior Secured Loan, which we made in May 2018 and higher cash balances and interest rates during 2019 compared to the prior year.
Interest expense, including amortization. Interest expense decreased approximately $1.9 million for the year ended December 31, 2019 compared to the prior year due primarily to lower average outstanding borrowings on our revolving credit facility and mortgage loans payable and an increase of $0.7 million in capitalized interest compared to the prior year.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $19.2 million for the year ended December 31, 2019 compared to the prior year period due to property sales. The aggregate sales price for property sales for the year ended December 31, 2019 was approximately $48.9 million as compared to approximately $82.1 million for the prior year.
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

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017:

	For the Year Ended December 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$94,937	$90,273	$4,664	5.2%
Non-same store operating properties [2]	23,246	13,056	10,190	78.0%
Total rental revenues	118,183	103,329	14,854	14.4%
Tenant expense reimbursements [1]
Same store	27,866	26,556	1,310	4.9%
Non-same store operating properties [2]	5,608	2,599	3,009	115.8%
Total tenant expense reimbursements	33,474	29,155	4,319	14.8%
Total revenues	151,657	132,484	19,173	14.5%
Property operating expenses
Same store	31,871	31,795	76	0.2%
Non-same store operating properties [2]	8,117	4,079	4,038	99.0%
Total property operating expenses	39,988	35,874	4,114	11.5%
Net operating income [3]
Same store	90,932	85,034	5,898	6.9%
Non-same store operating properties [2]	20,737	11,576	9,161	79.1%
Total net operating income	$111,669	$96,610	$15,059	15.6%
Other costs and expenses
Depreciation and amortization	40,816	37,870	2,946	7.8%
General and administrative	21,503	19,681	1,822	9.3%
Acquisition costs	124	10	114	1,140.0%
Total other costs and expenses	62,443	57,561	4,882	8.5%
Other income (expense)
Interest and other income	3,664	169	3,495	2,068.0%
Interest expense, including amortization	(18,211)	(16,777)	(1,434)	8.5%
Loss on extinguishment of debt	—	—	—	n/a
Gain on sales of real estate investments	28,610	30,654	(2,044)	(6.7)%
Total other income and expenses	14,063	14,046	17	0.1%
Net income	$63,289	$53,095	$10,194	19.2%

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
2Includes 2017 and 2018 acquisitions and dispositions, ten improved land parcels, five properties under redevelopment and one completed redevelopment property with a gross book value of $29.3 million as of December 31, 2018.
3Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.
Revenues. Total revenues increased approximately $19.2 million for the year ended December 31, 2018 compared to the prior year due primarily to property acquisitions during 2017 and 2018 and increased revenue on new and renewed leases and lease termination income of approximately $0.7 million. Same store rental revenues and tenant expense reimbursement revenues increased primarily due to new lease agreements at our West 140th, Airgate, Denver Avenue and S. River Drive properties. For the quarter and year ended December 31, 2018, approximately $0.4 million and $2.9 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.
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
General and administrative expenses. General and administrative expenses increased approximately $1.8 million for the year ended December 31, 2018 compared to the prior year due primarily to increased compensation expense, bonus expense, accounting service fees, and performance share award expense, which varies quarter to quarter based on our relative share price performance. Performance share award expense for the year ended December 31, 2018 was approximately $7.1 million as compared to approximately $6.7 million for the prior year. See “Note 11 - Stockholder’s Equity” in our notes to the consolidated financial statements for more information regarding our performance share awards.

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

Interest expense, including amortization. Interest expense increased approximately $1.4 million for the year ended December 31, 2018 compared to the prior year due primarily to an increase in our average outstanding borrowings on our revolving credit facility and senior unsecured debt and higher interest rates, partially offset by an increase of $2.5 million in capitalized interest compared to the prior year.

Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $2.0 million for the year ended December 31, 2018 compared to the prior year due to property sales. The aggregate sales price for property sales for the year ended December 31, 2018 was approximately $82.1 million as compared to approximately $77.3 million for the prior year.
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

We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and additional perpetual preferred stock. Fitch Ratings assigned us an issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize senior unsecured notes, term loans, credit facilities, dispositions of properties, common stock and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value ratio.
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
The following sets forth certain information regarding our current at-the-market common stock offering program as of December 31, 2019:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2019 (in thousands)
$300 Million ATM Program	May 17, 2019	$300,000	$148,857
The table below sets forth the activity under our at-the-market common stock offering programs during the years ended December 31, 2019 and 2018, respectively (in thousands, except share and price per share data):

For the Year Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds	Sales Commissions
December 31, 2019	6,064,576	$45.85	$274,026	$4,032
December 31, 2018	5,492,707	$38.04	$205,919	$3,030

As of December 31, 2019, we had a Senior Secured Loan outstanding with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020. The Senior Secured Loan is secured by a portfolio of seven improved land parcels primarily located in Newark, New Jersey. One of the properties securing the Senior Secured Loan may be put to us as partial repayment of the Senior Secured Loan. This property may be called by us as partial repayment of the Senior Secured Loan at a previously agreed upon value. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deed in lieu, with the deed subject to our approval. During the year ended December 31, 2019, we acquired two properties that were securing the Senior Secured Loan for a previously agreed upon aggregate purchase price which approximated their fair value of approximately $39.1 million, which resulted in an approximately $39.1 million reduction in the amount outstanding under the Senior Secured Loan. As of December 31, 2019 and 2018, there was approximately $15.9 million and $54.5 million, respectively, net of deferred loan fees of approximately $0.1 million and $0.5 million, respectively, outstanding on the Senior Secured Loan and approximately $0.3 million and $0.4 million, respectively, of interest receivable outstanding on the Senior Secured Loan.
On September 12, 2019, we entered into a note purchase agreement with certain institutional investors in a private placement transaction pursuant to which we issued $100.0 million of ten-year 3.14% senior unsecured notes on December 2, 2019. The proceeds from the issuance were used to repay the previously outstanding $50.0 million term loan that was to mature in August 2021 and the related unamortized deferred financing costs of approximately $0.2 million were written off to loss on extinguishment of debt. As of December 31, 2019, we had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 and $100.0 million of senior unsecured notes that mature in December 2029 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”) which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022 and a $100.0 million term loan that matures in January 2022. As of December 31, 2019 and 2018, there was $0 and $19.0 million, respectively, of borrowings outstanding on our revolving credit facility and $100.0 million and $150.0 million, respectively, of borrowings outstanding on our term loans. We have two interest rate caps to hedge the variable cash flows associated with our existing $100.0 million variable-rate term loan. See “Note 9-Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps.
The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $250.0 million revolving credit facility and the $100.0 million term loan maturing in January 2022 or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loan, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of December 31, 2019) for the revolving credit facility and 1.20% to 1.70% (1.20% as of December 31, 2019) for the $100.0 million term loan that matures in January 2022, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30% depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of December 31, 2019 and 2018.
As of December 31, 2019 and 2018, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $44.3 million and $45.8 million, respectively, and held cash and cash equivalents totaling approximately $110.1 million and $31.0 million, respectively. Subsequent to December 31, 2019, we used a portion of the proceeds from our $100.0 million ten-year 3.14% senior unsecured note to repay a mortgage loan payable of $32.7 million.
The following tables summarize our debt maturities and principal payments as of and for the year ended December 31, 2019, and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the years ended December 31, 2019 and 2018 (dollars in thousands – except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2020	$—	$—	$—	$33,077	$33,077
2021	—	—	—	11,271	11,271
2022	—	100,000	50,000	—	150,000
2023	—			—	—
2024	—	—	100,000	—	100,000
Thereafter	—	—	200,000	—	200,000
Total Debt	—	100,000	350,000	44,348	494,348
Deferred financing costs, net	—	(417)	(2,326)	(30)	(2,773)
Total Debt, net	$—	$99,583	$347,674	$44,318	$491,575
Weighted average interest rate	n/a	3.0%	3.8%	4.1%	3.7%

	As of December 31, 2019	As of December 31, 2018
Total Debt, net	$491,575	$462,097
Equity
Common Stock
Shares Outstanding [1]	67,252,787	61,013,711
Market Price [2]	$54.14	$35.17
Market Value	3,641,066	2,145,852
Total Market Capitalization	$4,132,641	$2,607,949
Total Debt-to-Total Investments in Properties [3]	22.8%	25.2%
Total Debt-to-Total Investments in Properties and Senior Secured Loan [4]	22.7%	24.5%
Total Debt-to-Total Market Capitalization [5]	11.9%	17.8%
Floating Rate Debt as a % of Total Debt [6]	20.3%	36.4%
Unhedged Floating Rate Debt as a % of Total Debt [7]	—%	4.1%
Mortgage Loans Payable as a % of Total Debt [8]	9.0%	9.9%
Mortgage Loans Payable as a % of Total Investments in Properties [9]	2.1%	2.5%
Adjusted EBITDA [10]	$117,356	$103,100
Interest Coverage [11]	7.2x	5.7x
Fixed Charge Coverage [12]	6.0x	5.0x
Total Debt-to-Adjusted EBITDA [13]	4.1x	4.2x
Weighted Average Maturity of Total Debt (years)	5.1	4.6

1Includes 426,770 and 383,930 shares of unvested restricted stock outstanding as of December 31, 2019 and 2018, respectively.
2Closing price of our shares of common stock on the New York Stock Exchange on December 31, 2019 and 2018, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties as of December 31, 2019 and 2018, respectively.
4Total debt-to-total investments in properties and Senior Secured Loan is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties and total Senior Secured Loan, net of deferred loan fees of approximately $0.1 million and $0.5 million, as of December 31, 2019 and 2018, respectively.
5Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of December 31, 2019 and 2018, respectively.
6Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Floating rate debt includes our existing $100.0 million and $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.20% to 1.70%, depending on leverage as of December 31, 2019 and 2018, respectively. See “Note 9 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps.
7Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, including premiums and net of deferred financing costs, divided by total debt, net of deferred financing costs. Hedged debt includes our existing $100.0 million and $150.0 million of variable-rate term loan borrowings with interest rate caps of 4.0% plus 1.20% to 1.70%, depending on leverage as of December 31, 2019 and 2018, respectively. See “Note 9 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps.
8Mortgage loans payable as a percentage of total debt is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total debt, net of deferred financing costs.
9Mortgage loans payable as a percentage of total investments in properties is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total investments in properties.
10Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the years ended December 31, 2019 and 2018, respectively. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of

Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
11Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
12Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization, capitalized interest plus preferred stock dividends, if any. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2019 and 2018:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2019	Common stock	$0.24	February 5, 2019	March 29, 2019	April 12, 2019
June 30, 2019	Common stock	$0.24	April 30, 2019	July 5, 2019	July 19, 2019
September 30, 2019	Common stock	$0.27	July 26, 2019	October 4, 2019	October 18, 2019
December 31, 2019	Common stock	$0.27	October 29, 2019	December 31, 2019	January 14, 2020

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2018	Common stock	$0.22	February 6, 2018	March 28, 2018	April 12, 2018
June 30, 2018	Common stock	$0.22	May 1, 2018	July 6, 2018	July 20, 2018
September 30, 2018	Common stock	$0.24	August 1, 2018	October 5, 2018	October 19, 2018
December 31, 2018	Common stock	$0.24	October 31, 2018	December 18, 2018	January 11, 2019

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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $94.7 million for the year ended December 31, 2019 compared to approximately $77.6 million for the year ended December 31, 2018. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2019 and 2018 and increased rents on new and renewed leases at our same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $251.5 million and $235.0 million, respectively, for the years ended December 31, 2019 and 2018, which consists primarily of cash paid for property acquisitions of $238.7 million and $221.8 million, respectively, net cash paid for our Senior Secured Loan of approximately $0 and $54.1 million, respectively, and additions to capital improvements of approximately $60.0 million and $38.6 million, respectively, offset by net proceeds from sales of real estate investments of approximately $47.1 million and $79.6 million, respectively, for the years ended December 31, 2019 and 2018.
Cash From Financing Activities. Net cash provided by financing activities was approximately $235.1 million for the year ended December 31, 2019, which consists primarily of approximately $274.0 million in net common stock issuance proceeds and borrowings of $100.0 million in connection with our issuance of senior unsecured notes, offset by approximately $63.6 million in equity dividend payments, $50.0 million in payments on our term loan that was to mature in August 2021 and approximately $19.0 million in net payments on our revolving credit facility. Net cash provided by financing activities was approximately $149.0 million for the year ended December 31, 2018, which consists primarily of approximately $205.9 million in net common stock issuance proceeds and $19.0 million in borrowings on our revolving credit facility, offset by approximately $51.4 million in equity dividend payments and approximately $19.2 million in mortgage loan payments.
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
Stock-Based Compensation and Other Long-Term Incentive Compensation. We follow the provisions of ASC 718, Compensation-Stock Compensation, to account for our stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. Our 2019 Plan provides for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as a general and administrative expense in the financial statements and measured at the fair value of the award on the date of grant. We estimate the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award.
In addition, we have awarded long-term incentive target awards (the "Performance Share awards") under the Amended LTIP, which we amended and restated on January 8, 2019, to our executives that are payable in shares of our common stock after the conclusion of each pre-established performance measurement period, which is generally three years. The amount that may be earned is variable depending on the relative total shareholder return of our stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the pre-established performance measurement period. Under the Amended LTIP, each participant’s Performance Share award granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with Performance Share awards granted on or after January 1, 2019, the grant date fair value of the Performance Share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period. For Performance Share awards granted prior to January 1, 2019, we estimate the fair value of the Performance Share awards using a Monte Carlo simulation model on the date of grant and at each reporting period. The Performance Share awards granted prior to January 1, 2019 are recognized as compensation expense over the requisite performance period based on the fair value of the Performance Share awards at the balance sheet date, which varies quarter to quarter based on our relative share price performance, and are included as a component of Performance Share awards payable in the accompanying consolidated balance sheets.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
As of February 6, 2020, we have two outstanding contracts with third-party sellers to acquire one industrial property and one improved land parcel. There is no assurance that we will acquire the property and improved land parcel under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the property and improved land parcel we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	1	65,670	$18,000	$—
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area [1]	—	—	12,000	—
Seattle	—	—	—	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—
Total	1	65,670	$30,000	$—

1Represents one improved land parcel containing approximately 2.78 acres.

As of February 6, 2020, we have one non-binding letter of intent with a third party buyer to sell three industrial properties in the Washington, D.C. market totaling approximately 340,000 square feet for a sale price of approximately $54.0 million. There is no assurance that we will sell the properties under letter of intent because the proposed disposition is subject to the completion of a contract and satisfactory due diligence and closing conditions.
The following table summarizes our contractual obligations due by period as of December 31, 2019 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$33,077	$161,271	$100,000	$200,000	$494,348
Debt interest payments	14,254	26,855	22,420	26,665	90,194
Operating lease commitments	270	416	—	—	686
Redevelopment obligations	1,100	—	—	—	1,100
Purchase obligations	30,000	—	—	—	30,000
Total	$78,701	$188,542	$122,420	$226,665	$616,328
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
The following table reflects the calculation of FFO reconciled from net income (loss), net of redemption of preferred stock and preferred stock dividends for the three months ended December 31, 2019, 2018 and 2017 and for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands except per share data):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Net income, net of redemption of preferred stock and preferred stock dividends	$14,821	$22,972	$(8,151)	(35.5)%	$22,972	$10,836	$12,136	112.0%
Gain on sales of real estate investments	(3,144)	(13,624)	10,480	(76.9)%	(13,624)	(5,105)	(8,519)	166.9%
Depreciation and amortization	11,847	10,250	1,597	15.6%	10,250	10,015	235	2.3%
Non-real estate depreciation	(26)	(27)	1	(3.7)%	(27)	(31)	4	(12.9)%
Allocation to participating securities [1]	(150)	(123)	(27)	22.0%	(123)	(107)	(16)	15.0%
Funds from operations attributable to common stockholders [2,3]	$23,348	$19,448	$3,900	20.1%	$19,448	$15,608	$3,840	24.6%
Basic FFO per common share	$0.35	$0.33	$0.02	6.1%	$0.33	$0.29	$0.04	13.8%
Diluted FFO per common share	$0.35	$0.33	$0.02	6.1%	$0.33	$0.29	$0.04	13.8%
Weighted average basic common shares	66,706,245	59,689,965			59,689,965	54,563,353
Weighted average diluted common shares	67,000,815	59,689,965			59,689,965	54,563,353

	For the Year Ended December 31,				For the Year Ended December 31,
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Net income, net of redemption of preferred stock and preferred stock dividends	$55,516	$63,289	$(7,773)	(12.3)%	$63,289	$49,367	$13,922	28.2%
Gain on sales of real estate investments	(9,391)	(28,610)	19,219	(67.2)%	(28,610)	(30,654)	2,044	(6.7)%
Depreciation and amortization	44,015	40,816	3,199	7.8%	40,816	37,870	2,946	7.8%
Non-real estate depreciation	(108)	(113)	5	(4.4)%	(113)	(109)	(4)	3.7%
Allocation to participating securities [1]	(565)	(478)	(87)	18.2%	(478)	(404)	(74)	18.3%
Funds from operations attributable to common stockholders [2,3]	$89,467	$74,904	$14,563	19.4%	$74,904	$56,070	$18,834	33.6%
Basic FFO per common share	$1.39	$1.30	$0.09	6.9%	$1.30	$1.09	$0.21	19.3%
Diluted FFO per common share	$1.38	$1.30	$0.08	6.2%	$1.30	$1.09	$0.21	19.3%
Weighted average basic common shares	64,428,406	57,486,399			57,486,399	51,357,719
Weighted average diluted common shares	64,722,976	57,486,399			57,486,399	51,357,719

1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 426,985, 383,930, and 359,910 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2019, 2018 and 2017, respectively, and 402,380, 368,912, and 375,924 for the years ended December 31, 2019, 2018 and 2017, respectively.
2Includes performance share award expense of approximately $1.8 million, $2.7 million and $1.1 million for the three months ended December 31, 2019, 2018 and 2017, respectively, and approximately $8.0 million, $7.1 million and $6.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, which varies quarter to quarter based our total shareholder return outperforming the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the prior three year period. See “Note 11 – Stockholders’ Equity” in our notes to consolidated financial statements for more information regarding our performance share awards.
3Includes redemption charges of approximately $0, $0, and $1.8 million during the years ended December 31, 2019, 2018, and 2017, respectively, representing the write-off of original issuance costs related to the redemption of our Series A Preferred Stock. See “Note 11 – Stockholders’ Equity” in our notes to consolidated financial statements for more information regarding our Series A Preferred Stock redemption.

FFO increased by approximately $3.9 million for the three months ended December 31, 2019 compared to the same period from the prior year due primarily to property acquisitions during 2018 and 2019 and same store NOI growth of approximately $1.4 million for the three months ended December 31, 2019 compared to the same period from the prior year. The FFO increase was offset by increased weighted average common shares outstanding for the three months ended December 31, 2019 compared to the same period from the prior year. FFO increased by approximately $14.6 million for the year ended December 31, 2019 compared to the same period from the prior year due primarily to property acquisitions during 2018 and 2019 and same store NOI growth of approximately $9.0 million for the year ended December 31, 2019 compared to the same period from the prior year. The FFO increase was offset by an increase of approximately $1.2 million in performance share award expense for the year ended December 31, 2019, compared to the same period from the prior year, and increased weighted average common shares outstanding for the year ended December 31, 2019 compared to the same period from the prior year.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months ended December 31, 2019, 2018 and 2017 and for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Net income	$14,821	$22,972	$(8,151)	(35.5)%	$22,972	$10,836	$12,136	112.0%
Gain on sales of real estate investments	(3,144)	(13,624)	10,480	(76.9)%	(13,624)	(5,105)	(8,519)	166.9%
Depreciation and amortization from continuing operations	11,847	10,250	1,597	15.6%	10,250	10,015	235	2.3%
Interest expense, including amortization	4,069	4,494	(425)	(9.5)%	4,494	4,691	(197)	(4.2)%
Loss on extinguishment of debt	189	—	189	n/a	—	—	—	n/a
Stock-based compensation	2,492	3,248	(756)	(23.3)%	3,248	1,471	1,777	120.8%
Acquisition costs	(3)	(5)	2	(40.0)%	(5)	(1)	(4)	400.0%
Adjusted EBITDA	$30,271	$27,335	$2,936	10.7%	$27,335	$21,907	$5,428	24.8%

	For the Year Ended December 31,				For the Year Ended December 31,
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Net income	$55,516	$63,289	$(7,773)	(12.3)%	$63,289	$53,095	$10,194	19.2%
Gain on sales of real estate investments	(9,391)	(28,610)	19,219	(67.2)%	(28,610)	(30,654)	2,044	(6.7)%
Depreciation and amortization from continuing operations	44,015	40,816	3,199	7.8%	40,816	37,870	2,946	7.8%
Interest expense, including amortization	16,338	18,211	(1,873)	(10.3)%	18,211	16,777	1,434	8.5%
Loss on extinguishment of debt	189	—	189	n/a	—	—	—	n/a
Stock-based compensation	10,644	9,270	1,374	14.8%	9,270	8,732	538	6.2%
Acquisition costs	45	124	(79)	(63.7)%	124	10	114	1,140.0%
Adjusted EBITDA	$117,356	$103,100	$14,256	13.8%	$103,100	$85,830	$17,270	20.1%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool for the comparison of the three months and years ended December 31, 2019 and 2018 includes all properties that were owned as of December 31, 2019 and since January 1, 2018 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2019. As of December 31, 2019, the same store pool consisted of 187 buildings aggregating approximately 11.8 million square feet representing approximately 88.6% of our total square feet owned and ten improved land parcels containing approximately 47.2 acres. The same store pool for the comparison of the three months and years ended December 31, 2018 and 2017 includes all properties that were owned as of December 31, 2018 and since January 1, 2017 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2018. As of December 31, 2018, the same store pool consisted of 156 buildings aggregating approximately 10.4 million square feet representing approximately 81.3% of our total square feet owned and six improved land parcels containing approximately 23.0 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.
The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months and the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended December 31,						For the Three Months Ended December 31,
	2019		2018		$ Change	% Change	2018		2017		$ Change	% Change
Net income [1]	$14,821		$22,972		$(8,151)	(35.5)%	$22,972		$10,836		$12,136	112.0%
Depreciation and amortization	11,847		10,250		1,597	15.6%	10,250		10,015		235	2.3%
General and administrative	6,072		6,371		(299)	(4.7)%	6,371		4,431		1,940	43.8%
Acquisition costs	(3)		(5)		2	(40.0)%	(5)		(1)		(4)	400.0%
Total other income and expenses	470		(10,471)		10,941	n/a	(10,471)		(508)		(9,963)	1961.2%
Net operating income	33,207		29,117		4,090	14.0%	29,117		24,773		4,344	17.5%
Less non same store NOI	(5,506)	[2]	(2,563)	[2]	(2,943)	114.8%	(5,983)	[3]	(3,261)	[3]	(2,722)	83.5%
Same store NOI [4]	$27,701		$26,554		$1,147	4.3%	$23,134		$21,512		$1,622	7.5%
Less straight-line rents and amortization of lease intangibles [5]	(664)		(928)		264	(28.4)%	(233)		(847)		614	(72.5)%
Cash-basis same store NOI	$27,037		$25,626		$1,411	5.5%	$22,901		$20,665		$2,236	10.8%

1Includes $0.1 million, $0 and $0 of lease termination income for the three months ended December 31, 2019, 2018 and 2017.
2Includes 2018 and 2019 acquisitions and dispositions, four properties under redevelopment and one completed redevelopment property with a gross book value of approximately $10.0 as of December 31, 2019.
3Includes 2017 and 2018 acquisitions and dispositions, five properties under redevelopment and one completed redevelopment property with a gross book value of approximately $29.3 as of December 31, 2018.
4Includes $0.1 million, $0 and $0 of lease termination income for the three months ended December 31, 2019, 2018 and 2017.
5Includes straight-line rents and amortization of lease intangibles for the same store pool only.

	For the Year Ended December 31,						For the Year Ended December 31,
	2019		2018		$ Change	% Change	2018		2017		$ Change	% Change
Net income [1]	$55,516		$63,289		$(7,773)	(12.3)%	$63,289		$53,095		$10,194	19.2%
Depreciation and amortization	44,015		40,816		3,199	7.8%	40,816		37,870		2,946	7.8%
General and administrative	23,924		21,503		2,421	11.3%	21,503		19,681		1,822	9.3%
Acquisition costs	45		124		(79)	(63.7)%	124		10		114	1,140.0%
Total other income and expenses	3,321		(14,063)		17,384	n/a	(14,063)		(14,046)		(17)	0.1%
Net operating income	126,821		111,669		15,152	13.6%	111,669		96,610		15,059	15.6%
Less non same store NOI	(16,331)	[2]	(8,164)	[2]	(8,167)	100.0%	(20,737)	[3]	(11,576)	[3]	(9,161)	79.1%
Same store NOI [4]	$110,490		$103,505		$6,985	6.7%	$90,932		$85,034		$5,898	6.9%
Less straight-line rents and amortization of lease intangibles [5]	(3,851)		(5,823)		1,972	(33.9)%	(2,737)		(4,161)		1,424	(34.2)%
Cash-basis same store NOI	$106,639		$97,682		$8,957	9.2%	$88,195		$80,873		$7,322	9.1%

1Includes approximately $0.3 million, $0.7 million and $0.1 million of lease termination income for the years ended December 31, 2019, 2018 and 2017, respectively.
2Includes 2018 and 2019 acquisitions and dispositions, four properties under redevelopment and one completed redevelopment property with a gross book value of $10.0 million as of December 31, 2019.

3Includes 2017 and 2018 acquisitions acquisitions and dispositions, five properties under redevelopment and one completed redevelopment property with a gross book value of approximately $29.3 as of December 31, 2018.
4Includes approximately $0.3 million, $0.7 million and $0.1 million million of lease termination income for the years ended December 31, 2019, 2018 and 2017, respectively.
5Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $1.4 million for the three months ended December 31, 2019 compared to the same period from the prior year primarily due to increased rental revenue and tenant reimbursement revenue on new and renewed leases. For the three months ended December 31, 2019 and 2018, approximately $0.3 million and $0.2 million, respectively, of contractual rent abatements were given to certain tenants in the same-store pool. In addition, approximately $0.4 million of the increase in cash-basis same store NOI for the three months ended December 31, 2019 compared to the three months ended December 31, 2019 related to properties that were acquired vacant or with near term expirations in 2018.
Cash-basis same store NOI increased by approximately $9.0 million for the year ended December 31, 2019 compared to the prior year primarily due to increased rental revenue and tenant reimbursement revenue on new and renewed leases and approximately $0.3 million in lease termination income, offset by approximately $0.6 million in rent abatements provided to the tenant at our Belleville property. For the years ended December 31, 2019 and 2018, approximately $1.5 million and $2.7 million, respectively, of contractual rent abatements were given to certain tenants in the same-store pool. Approximately $2.0 million of the increase in cash-basis same store NOI for the year ended December 31, 2019 compared to the year ended December 31, 2018 related to properties that were acquired vacant or with near term expirations in 2018.

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
As of December 31, 2019, we had $100.0 million of borrowings outstanding under our Facility. Of the $100.0 million outstanding on the Facility, $100.0 million is subject to interest rate caps. See “Note 9 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 3.03% as of December 31, 2019. If the LIBOR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.3 million annually on the total of the outstanding balances on our Facility as of December 31, 2019.

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
Terreno Realty Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment, management of Terreno Realty Corporation believes that, as of December 31, 2019, the company’s internal control over financial reporting is effective based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K, (which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2019).

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on Internal Control over Financial Reporting

We have audited Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Terreno Realty Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 of the Company and our report dated February 6, 2020 expressed an unqualified opinion thereon.

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
February 6, 2020

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
None.
Part III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated herein by reference.

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

Item 16.  Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Terreno Realty Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

1

Valuation of acquired properties
Description of matter
In the year ended December 31, 2019, the Company completed 13 real estate acquisitions for a total purchase price of $289.6 million. The properties were acquired from unrelated third parties. As further discussed in Notes 2 and 4 of the consolidated financial statements, the transactions were accounted for as asset acquisitions. The purchase price for each acquisition was allocated to the individual acquired assets and liabilities based on their relative fair values.

Auditing the Company’s real estate acquisitions is complex and required the involvement of a valuation specialist due to the judgments and estimates in determining the fair value of the components of each acquisition. The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. All of these assumptions are sensitive to and affected by expected future market or economic conditions, particularly those in the markets in which the Company’s acquisitions occur.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for real estate acquisitions relative to purchase accounting, including controls over the review of the valuation models and related significant assumptions underlying the valuation of the acquired assets and liabilities.

To test the purchase price allocations to the assets and liabilities acquired, our audit procedures included, among others, review of the purchase agreements, assessing the methodologies and testing the significant assumptions discussed above used to value the components of the acquired properties, assessing the sensitivity of changes in significant assumptions on the purchase price allocation and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared land comparative sales values, building replacement cost and depreciation estimates, market rental rates, discount rate and market rental growth rates with external market data, and the incorporation of these assumptions in the cash flow projections and overall valuation conclusions. We also tested the completeness and accuracy of the underlying data. We involved our valuation specialists to assist in the assessment of the methodology utilized by the Company and to test certain of the assumptions used in the valuation of land, building and above and below market intangibles.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2012.
San Francisco, California
February 6, 2020
2

Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Investments in real estate
Land	$1,055,146	$833,995
Buildings and improvements	909,201	837,816
Construction in progress	101,253	94,695
Intangible assets	88,594	79,270
Total investments in properties	2,154,194	1,845,776
Accumulated depreciation and amortization	(208,279)	(169,772)
Net investments in real estate	1,945,915	1,676,004
Cash and cash equivalents	110,082	31,004
Restricted cash	2,657	3,475
Senior secured loan, net	15,858	54,492
Other assets, net	33,952	31,529
Total assets	$2,108,464	$1,796,504
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$19,000
Term loans payable, net	99,583	149,067
Senior unsecured notes, net	347,674	248,263
Mortgage loans payable, net	44,318	45,767
Security deposits	14,149	11,933
Intangible liabilities, net	28,127	23,093
Dividends payable	18,158	14,643
Performance share awards payable	11,633	12,048
Accounts payable and other liabilities	27,699	24,893
Total liabilities	591,341	548,707
Commitments and contingencies (Note 14)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 67,252,787 and 61,013,711 shares issued and outstanding, respectively	673	610
Additional paid-in capital	1,514,266	1,233,763
Retained earnings	2,621	14,185
Accumulated other comprehensive loss	(437)	(761)
Total stockholders’ equity	1,517,123	1,247,797
Total liabilities and equity	$2,108,464	$1,796,504
The accompanying notes are an integral part of these consolidated financial statements.
3

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)

	For the Year Ended December 31,
	2019	2018	2017
REVENUES
Rental revenues and tenant expense reimbursements	$171,022	$151,657	$132,484
Total revenues	171,022	151,657	132,484
COSTS AND EXPENSES
Property operating expenses	44,201	39,988	35,874
Depreciation and amortization	44,015	40,816	37,870
General and administrative	23,924	21,503	19,681
Acquisition costs	45	124	10
Total costs and expenses	112,185	102,431	93,435
OTHER INCOME (EXPENSE)
Interest and other income	3,815	3,664	169
Interest expense, including amortization	(16,338)	(18,211)	(16,777)
Loss on extinguishment of debt	(189)	—	—
Gain on sales of real estate investments	9,391	28,610	30,654
Total other income (expense)	(3,321)	14,063	14,046
Net income	55,516	63,289	53,095
Redemption of preferred stock	—	—	(1,767)
Preferred stock dividends	—	—	(1,961)
Net income, net of redemption of preferred stock and preferred stock dividends	55,516	63,289	49,367
Allocation to participating securities	(351)	(401)	(352)
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	$55,165	$62,888	$49,015
EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Net income available to common stockholders - basic, net of redemption of preferred stock and preferred stock dividends	$0.86	$1.09	$0.95
Net income available to common stockholders - diluted, net of redemption of preferred stock and preferred stock dividends	$0.85	$1.09	$0.95
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	64,428,406	57,486,399	51,357,719
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	64,722,976	57,486,399	51,357,719

The accompanying notes are an integral part of these consolidated financial statements.
4

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net income	$55,516	$63,289	$53,095
Other comprehensive income (loss): cash flow hedge adjustment	324	285	(148)
Comprehensive income	$55,840	$63,574	$52,947

The accompanying notes are an integral part of these consolidated financial statements.
5

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Number of Shares	Amount
Balance as of December 31, 2016	$46,000	47,414,365	$474	$766,229	$—	$(898)	$811,805
Net income	—	—	—	—	53,095	—	53,095
Issuance of common stock, net of issuance costs of $4,202	—	8,066,150	79	256,645	—	—	256,724
Repurchase of common stock	—	(144,025)	—	(3,436)	—	—	(3,436)
Redemption of preferred stock	(46,000)	—	—	1,729	(1,767)	—	(46,038)
Issuance of restricted stock	—	32,247	—	—	—	—	—
Stock-based compensation	—	—	—	2,017	—	—	2,017
Common stock dividends	—	—	—	—	(44,564)	—	(44,564)
Preferred stock dividends	—	—	—	—	(1,961)	—	(1,961)
Other comprehensive loss	—	—	—	—	—	(148)	(148)
Balance as of December 31, 2017	—	55,368,737	553	1,023,184	4,803	(1,046)	1,027,494
Net income	—	—	—	—	63,289	—	63,289
Issuance of common stock, net of issuance costs of $3,489	—	5,698,326	57	212,164	—	—	212,221
Repurchase of common stock	—	(107,267)	—	(3,870)	—	—	(3,870)
Issuance of restricted stock	—	53,915	—	—	—	—	—
Stock-based compensation	—	—	—	2,285	—	—	2,285
Common stock dividends	—	—	—	—	(53,907)	—	(53,907)
Other comprehensive income	—	—	—	—	—	285	285
Balance as of December 31, 2018	—	61,013,711	610	1,233,763	14,185	(761)	1,247,797
Net income	—	—	—	—	55,516	—	55,516
Issuance of common stock, net of issuance costs of $4,593	—	6,271,863	63	280,436	—	—	280,499
Repurchase of common stock	—	(143,886)	—	(3,959)	—	—	(3,959)
Issuance of restricted stock	—	111,099	—	—	—	—	—
Stock-based compensation	—	—	—	4,026	—	—	4,026
Common stock dividends	—	—	—	—	(67,080)	—	(67,080)
Other comprehensive income	—	—	—	—	—	324	324
Balance as of December 31, 2019	$—	67,252,787	$673	$1,514,266	$2,621	$(437)	$1,517,123

The accompanying notes are an integral part of these consolidated financial statements.
6

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,516	$63,289	$53,095
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(2,597)	(3,459)	(3,657)
Amortization of lease intangibles	(4,682)	(3,694)	(2,161)
Depreciation and amortization	44,015	40,816	37,870
Loss on extinguishment of debt	189	—	—
Gain on sales of real estate investments	(9,391)	(28,610)	(30,654)
Deferred financing cost amortization	1,562	1,442	1,193
Deferred senior secured loan fee amortization	(531)	(392)	—
Stock-based compensation	10,644	9,270	8,732
Changes in assets and liabilities
Other assets	(1,579)	(1,531)	584
Accounts payable and other liabilities	1,542	468	4,496
Net cash provided by operating activities	94,688	77,599	69,498
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(238,661)	(221,806)	(297,109)
Proceeds from sales of real estate investments, net	47,133	79,594	75,396
Additions to construction in progress	(27,884)	(9,668)	—
Additions to buildings, improvements and leasing costs	(32,070)	(28,977)	(27,405)
Cash paid for senior secured loan	—	(55,000)	—
Origination and other fees received on senior secured loan	—	900	—
Net cash used in investing activities	(251,482)	(234,957)	(249,118)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	278,058	208,949	255,295
Issuance costs on issuance of common stock	(4,023)	(3,030)	(3,764)
Repurchase of common stock	(3,959)	(3,870)	(3,436)
Repurchase of preferred stock	—	—	(46,000)
Borrowings on credit facility	17,000	204,000	93,000
Payments on credit facility	(36,000)	(185,000)	(144,500)
Payments on term loans payable	(50,000)	—	—
Borrowings on senior unsecured notes	100,000	—	100,000
Payments on mortgage loans payable	(1,514)	(19,201)	(1,916)
Payment of deferred financing costs	(943)	(1,366)	(872)
Dividends paid to common stockholders	(63,565)	(51,445)	(41,866)
Dividends paid to preferred stockholders	—	—	(1,999)
Net cash provided by financing activities	235,054	149,037	203,942
Net increase (decrease) in cash and cash equivalents and restricted cash	78,260	(8,321)	24,322
Cash and cash equivalents and restricted cash at beginning of year	34,479	42,800	18,478
Cash and cash equivalents and restricted cash at end of year	$112,739	$34,479	$42,800
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
7

Cash paid for interest, net of capitalized interest	$18,351	$19,787	$13,839
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	$12,498	$10,712	$6,996
Redemption of preferred stock	—	—	1,729
Non-cash repayment of senior secured loan	(39,085)	—	—
Lease liability arising from recognition of right-of-use asset	647	—	—
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$250,506	$227,058	$319,666
Assumption of other assets and liabilities	(11,845)	(5,252)	(22,557)
Net cash paid for property acquisitions	$238,661	$221,806	$297,109

The accompanying notes are an integral part of these consolidated financial statements.
8

Terreno Realty Corporation
Notes to Consolidated Financial Statements
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy, expected investment and related expected redevelopment costs and number of properties and improved land parcels disclosed in these notes to the consolidated financial statements are unaudited. As of December 31, 2019, the Company owned 220 buildings aggregating approximately 13.3 million square feet, 19 improved land parcels consisting of approximately 77.6 acres and four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to
9

determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the years ended December 31, 2019, 2018 or 2017.
Loans Held-for-Investment. Loans that are held-for-investment are carried at cost, net of loan fees and origination costs, as applicable, unless the loans are deemed impaired. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of loans that are held-for-investment. The Company evaluates its senior secured loan (the “Senior Secured Loan”), which is classified as held-for-investment, for impairment quarterly. If the Senior Secured Loan is considered to be impaired, the Company records an allowance through the provision for Senior Secured Loan losses to reduce the carrying value of the Senior Secured Loan to the present value of expected future cash flows discounted at the Senior Secured Loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Actual losses, if any, could differ significantly from the Company’s estimates. There were no impairment charges recorded to the carrying value of the Senior Secured Loan during the year ended December 31, 2019 and 2018.
Property Acquisitions. Effective January 1, 2017, the Company adopted Accounting Standards Codification (“ASC”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not considered a business. To be a business, the set of acquired activities and assets must include inputs and one or more substantive processes that together contribute to the ability to create outputs. The Company has determined that its real estate property acquisitions will generally be accounted for as asset acquisitions under the clarified definition. Prior to January 1, 2017, the Company generally accounted for property acquisitions as business combinations, in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. Upon acquisition of a property, the Company estimates the fair value of acquired tangible assets (consisting generally of land, buildings and improvements) and intangible assets and liabilities (consisting generally of the above and below-market leases and the origination value of all in-place leases). The Company determines fair values using Level 3 inputs such as replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition. Acquisition-related costs associated with asset acquisitions are capitalized to individual tangible and intangible assets and liabilities assumed on a relative fair value basis and acquisition-related costs associated with business combinations are expensed as incurred.
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $4.7 million, $3.7 million and $2.2 million, for the years ended December 31, 2019, 2018 and 2017, respectively. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of December 31, 2019 is 8.0 years. As of December 31, 2019 and 2018, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):
10

	December 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$84,425	$(59,504)	$24,921	$75,101	$(51,239)	$23,862
Above-market leases	4,169	(3,853)	316	4,169	(3,610)	559
Below-market leases	(44,099)	15,972	(28,127)	(34,485)	11,392	(23,093)
Total	$44,495	$(47,385)	$(2,890)	$44,785	$(43,457)	$1,328
Projected net amortization of the intangible assets and liabilities for the next five years and thereafter as of December 31, 2019 is as follows (dollars in thousands):

2020	$2,887
2021	1,742
2022	949
2023	277
2024	(131)
Thereafter	(8,614)
Total	$(2,890)
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
11

The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Beginning
Cash and cash equivalents at beginning of year	$31,004	$35,710	$14,208
Restricted cash	3,475	7,090	4,270
Cash and cash equivalents and restricted cash	34,479	42,800	18,478
Ending
Cash and cash equivalents at end of year	110,082	31,004	35,710
Restricted cash	2,657	3,475	7,090
Cash and cash equivalents and restricted cash	112,739	34,479	42,800
Net increase (decrease) in cash and cash equivalents and restricted cash	$78,260	$(8,321)	$24,322

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
As of December 31, 2019 and 2018, approximately $27.4 million and $25.7 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.2 million for both years ended December 31, 2019 and 2018, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company's adoption.  Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018.  A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. The Company elected to apply this standard only to contracts that were not completed as of January 1, 2018.  Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, the guidance impacts revenue related to the sales of real estate, which is evaluated in conjunction with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("ASC 610-20") (see below).
Effective January 1, 2018, the Company adopted the guidance of ASC 610-20, which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20. ASC 610-20 refers to the revenue recognition principles under ASU 2014-09 (see above). Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company will derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. As a result of adoption of the standard, there was no material impact to the Company’s consolidated financial statements.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company's revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred
12

financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $8.3 million and $6.9 million as of December 31, 2019 and 2018, respectively.
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
ASC 740-10, Income Taxes, (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of December 31, 2019 and 2018, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.
Stock-Based Compensation and Other Long-Term Incentive Compensation. The Company follows the provisions of ASC 718, Compensation-Stock Compensation, to account for its stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. The Company's 2019 Equity Incentive Plan (the "2019 Plan") provides for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as a general and administrative expense in the accompanying consolidated statements of operations and measured at the fair value of the award on the date of grant. The Company estimates the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award.
In addition, the Company has awarded long-term incentive target awards (the “Performance Share awards”) under its Amended and Restated Long-Term Incentive Plan (as amended and restated the "Amended LTIP"), which the Company amended and restated on January 8, 2019, to its executives that may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period, which is generally three years. The amount that may be earned is variable depending on the relative total shareholder return of the Company’s common stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the pre-established performance measurement period. Under the Amended LTIP, each participant’s Performance Share award granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with Performance Share awards granted on or after January 1, 2019, the grant date fair value of the Performance Share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period. For Performance Share awards granted prior to January 1, 2019, the Company estimates the fair value of the Performance Share awards using a Monte Carlo simulation model on the date of grant and at each reporting period. The Performance Share awards granted prior to January 1, 2019 are recognized as compensation expense over the requisite performance period based on the fair value of the Performance Share awards at the balance sheet date, which varies quarter to quarter based on the Company’s relative share price performance, and are included as a component of Performance Share awards payable in the accompanying consolidated balance sheets.
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
13

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
As of December 31, 2019, the Company had two interest rate caps to hedge the variable cash flows associated with its existing $100.0 million variable-rate term loan. The caps have a notional value of $100.0 million and will effectively cap the annual interest rate at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021 and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2019 and 2018, the fair value of the interest rate caps was approximately $0 and $25,000, respectively.
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
14

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

As a result of the adoption of ASU No. 2016-02, ASU No. 2018-11, and ASC No. 2018-20, there was no material impact to the Company’s consolidated financial statements as a lessor or lessee. In accordance with the guidance, the Company has combined rental revenues and tenant expense reimbursements on the Company’s consolidated statements of operations. The Company does not currently capitalize internal leasing costs. In addition, on January 1, 2019, the Company recognized a lease liability of approximately $0.9 million and a related ROU asset of approximately $0.8 million on its consolidated balance sheets, based on the present value of lease payments for the remaining term of the Company’s corporate office lease, which was approximately 3.5 years as of the adoption date. As the rate implicit in the lease was not readily determinable, the discount rate applied to measure the lease liability and ROU asset was based on the Company’s incremental borrowing rate of 2.70% as of the adoption date. The lease liability is included as a component of accounts payable and other liabilities and the ROU asset is included as a component of other assets in the accompanying consolidated balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. As of December 31, 2019, the lease liability was approximately $0.6 million and the ROU asset was approximately $0.6 million.
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
As of December 31, 2019, the Company owned 62 buildings aggregating approximately 3.6 million square feet and nine improved land parcels consisting of approximately 48.7 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 30.9% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of December 31, 2019, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than 10% of its rental revenues for the years ended December 31, 2019, 2018 and 2017.
Note 4. Investments in Real Estate
During the year ended December 31, 2019, the Company acquired 17 industrial buildings containing approximately 0.7 million square feet and four improved land parcels containing approximately 22.6 acres. The total aggregate initial investment, including acquisition costs, was approximately $289.6 million, of which $224.1 million was recorded to land, $53.9 million to
15

buildings and improvements, $11.6 million to intangible assets. Additionally, the Company assumed $10.0 million in intangible liabilities.
The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2019:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]
49th Street	Queens, NY	Februrary 12, 2019	1	19,000	$24,017
81 N Hackensack [2]	Kearny, NJ	March 8, 2019	—	—	25,000
48 3rd and 286 Central [3]	Kearny, NJ	March 29, 2019	1	28,124	14,085
Minnesota and Tennessee	San Francisco, CA	May 28, 2019	2	119,089	47,775
51 Kero [4]	Carlstadt, NJ	August 7, 2019	—	—	4,025
Anderson	Los Angeles, CA	August 19, 2019	5	53,016	18,100
Auburn 400	Auburn, WA	August 21, 2019	1	70,345	9,450
Morgan	Brooklyn, NY	August 29, 2019	2	195,598	80,500
20th Street	Oakland, CA	August 30, 2019	1	92,884	23,752
Slauson	Santa Fe Springs, CA	August 30, 2019	2	29,927	5,331
East Marginal [5]	Seattle, WA	November 15, 2019	—	—	2,850
Whelan	East Rutherford, NJ	December 13, 2019	1	50,305	12,000
917 Valley	Puyallup, WA	December 19, 2019	1	40,816	6,725
Total			17	699,104	$273,610

1The total aggregate investment was approximately $289.6 million, including $6.0 million in closing costs and acquisition costs.
2Represents an improved land parcel containing approximately 16.8 acres.
3Also includes an improved land parcel containing approximately 2.9 acres.
4Represents an improved land parcel containing approximately 2.0 acres.
5Represents an improved land parcel containing approximately 0.9 acres.

The Company recorded revenues and net income for the year ended December 31, 2019 of approximately $7.6 million and $3.0 million, respectively, related to the 2019 acquisitions.
During the year ended December 31, 2018, the Company acquired 17 industrial buildings containing approximately 1.0 million square feet and five improved land parcels containing approximately 19.9 acres, including two buildings and one improved land parcel under redevelopment that upon completion will contain approximately 0.5 million square feet with a total expected investment of approximately $112.9 million (unaudited), including redevelopment costs of approximately $36.8 million. The total aggregate initial investment, including acquisition costs, was approximately $227.1 million, of which $154.5 million was recorded to land, $64.0 million to buildings and improvements, $8.6 million to intangible assets. Additionally, the Company assumed $4.7 million in intangible liabilities.
The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2018:
16

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

1The total aggregate investment was approximately $227.1 million, including $2.9 million in closing costs and acquisition costs.
2Represents an improved land parcel containing approximately 3.5 acres.
3Also includes an improved land parcel containing approximately 1.2 acres.
4Also includes improved land parcel containing approximately 0.2 acres.
5Represents an improved land parcel containing approximately 12.7 acres.
6Represents an improved land parcel containing approximately 2.3 acres.
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

As of December 31, 2019, the Company has four properties under redevelopment that upon completion will contain approximately 0.5 million square feet with a total expected investment of approximately $120.4 million, including redevelopment costs of approximately $52.4 million. During 2019, the Company completed redevelopment of its 1775 NW 70th Avenue property in Miami, Florida. The Company executed a full-building five-year lease stabilizing the approximately 65,000 square foot redevelopment property. The total investment was approximately $10.0 million. During 2019, the Company also completed redevelopment and sold its 10100 NW 25th Street property in Miami, Florida for a sales price of approximately $14.0 million, resulting in a gain of approximately $1.8 million (See "Note 5 - Held for Sale/Disposed Assets"). The property was vacant. The Company capitalized interest associated with redevelopment and expansion activities of approximately $3.2 million, $2.5 million and $0, respectively, during the years ended December 31, 2019, 2018 and 2017.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of December 31, 2019, the Company did not have any properties held for sale.
During the year ended December 31, 2019, the Company sold one property in the Los Angeles market for a sales price of approximately $12.4 million, resulting in a gain of approximately $4.5 million, one redevelopment property in the Miami market for a sales price of approximately $14.0 million, resulting in a gain of approximately $1.8 million, and two properties located in the Washington, D.C. market for an aggregate sales price of approximately $22.5 million, resulting in an aggregate gain of approximately $3.1 million. During the year ended December 31, 2018, the Company sold one property located in the
17

Los Angeles market for a sales price of approximately $33.2 million, resulting in a gain of approximately $12.2 million, two properties in the Miami market for an aggregate sales price of approximately $28.6 million, resulting in an aggregate gain of approximately $13.1 million and one property in the Washington, D.C. market for a sales price of approximately $20.3 million, resulting in a gain of approximately $3.3 million.
Note 6. Senior Secured Loan
As of December 31, 2019, the Company had a Senior Secured Loan outstanding with a two-year term that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020. The Senior Secured Loan is secured by a portfolio of seven improved land parcels primarily located in Newark, New Jersey. One of the properties securing the Senior Secured Loan may be put to the Company as partial repayment of the Senior Secured Loan. This property may be called by the Company as partial repayment of the Senior Secured Loan at a previously agreed upon value. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deed in lieu, with the deed subject to the Company’s approval. During the year ended December 31, 2019, the Company acquired two properties that were securing the Senior Secured Loan for a previously agreed upon aggregate purchase price which approximated their fair value of approximately $39.1 million, which resulted in an approximately $39.1 million reduction in the amount outstanding under the Senior Secured Loan. As of December 31, 2019 and 2018, there was approximately $15.9 million and $54.5 million, respectively, net of deferred loan fees of approximately $0.1 million and $0.5 million, respectively, outstanding on the Senior Secured Loan and approximately $0.3 million and $0.4 million, respectively, of interest receivable outstanding on the Senior Secured Loan. Interest receivable is included as a component of other assets in the accompanying consolidated balance sheets.
Note 7. Debt
On September 12, 2019, the Company entered into a note purchase agreement with certain institutional investors in a private placement transaction pursuant to which it issued $100.0 million of ten-year 3.14% senior unsecured notes on December 2, 2019. The proceeds from the issuance were used to repay the previously outstanding $50.0 million term loan that was to mature in August 2021 and the related unamortized deferred financing costs of approximately $0.2 million were written off to loss on extinguishment of debt. As of December 31, 2019, the Company had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 and $100.0 million of senior unsecured notes that mature in December 2029 (collectively the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022 and a $100.0 million term loan that matures in January 2022. As of December 31, 2019 and 2018, there was $0 and $19.0 million, respectively, of borrowings outstanding on the revolving credit facility and $100.0 million and $150.0 million, respectively, of borrowings outstanding on the term loans. As of December 31, 2019, the Company had two interest rate caps to hedge the variable cash flows associated with its existing $100.0 million variable-rate term loan. As of December 31, 2018, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million variable-rate term loan. See “Note 9-Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.
The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $250.0 million revolving credit facility and the $100.0 million term loan or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loan, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of December 31, 2019) for the revolving credit facility and 1.20% to 1.70% (1.20% as December 31, 2019) for the $100.0 million term loan that matures in January 2022, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30% depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of December 31, 2019 and 2018.

The Company has mortgage loans payable which are collateralized by certain of the properties and require monthly interest and principal payments until maturity and are generally non-recourse. The mortgage loans mature between 2020 and 2021. As of December 31, 2019, the Company had two mortgage loans payable, net of deferred financing costs, totaling approximately $44.3 million, which bear interest at a weighted average fixed annual rate of 4.1%. As of December 31, 2018, the Company had three mortgage loans payable, net of deferred financing costs, totaling approximately $45.8 million, which bore interest at a weighted average fixed annual interest rate of 4.1%. As of December 31, 2019 and 2018, the total gross book value of the properties securing the debt was approximately $114.9 million and $153.7 million, respectively.
The scheduled principal payments of the Company’s debt as of December 31, 2019 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2020	$—	$—	$—	$33,077	$33,077
2021	—	—	—	11,271	11,271
2022	—	100,000	50,000	—	150,000
2023	—			—	—
2024	—	—	100,000	—	100,000
Thereafter	—	—	200,000	—	200,000
Total Debt	—	100,000	350,000	44,348	494,348
Deferred financing costs, net	—	(417)	(2,326)	(30)	(2,773)
Total Debt, net	$—	$99,583	$347,674	$44,318	$491,575
Weighted Average Interest Rate	n/a	3.0%	3.8%	4.1%	3.7%
Note 8. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of December 31, 2019. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2020	$130,321
2021	115,704
2022	98,104
2023	78,567
2024	60,999
Thereafter	149,665
Total	$633,360

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
19

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
As of December 31, 2019, the Company had two interest rate caps to hedge the variable cash flows associated with its existing $100.0 million variable-rate term loan. The caps have a notional value of $100.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021 and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. As of December 31, 2018, the Company had three interest rate caps to hedge the variable cash flows associated with its existing $150.0 million variable-rate term loans. The caps have a notional value of $150.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021, $50.0 million for the period from September 1, 2015 (effective date) to April 1, 2019 and $50.0 million for the period from September 1, 2015 (effective date) to February 3, 2020. The Company is required to make certain monthly variable rate payments on the term loan(s), while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.
The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

	Effective Date	Maturity Date	Interest Rate Strike	Fair Value		Notional Amount
				December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Derivative Instrument
Assets:
Interest Rate Cap	12/1/2014	5/4/2021	4.0%	$—	$25	$50,000	$50,000
Interest Rate Cap	9/1/2015	4/1/2019	4.0%	—	—	—	50,000
Interest Rate Cap	9/1/2015	2/3/2020	4.0%	—	1	50,000	50,000
Total				$—	$26	$100,000	$150,000
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
The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for years ended December 31, 2019 and 2018 (dollars in thousands):

	For the Year Ended December 31,
	2019	2018
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$(26)	$289
Amount of gain reclassified from AOCI into interest expense (effective portion)	$350	$289
20

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
Recurring Measurements – Interest Rate Contracts
Fair Value of Interest Rate Caps
Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of December 31, 2019 and 2018, the Company applied the provisions of this standard to the valuation of its interest rate caps.
The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2019 and 2018 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate caps at:
December 31, 2019	$—	$—	$—	$—
December 31, 2018	$26	$—	$26	$—
Financial Instruments Disclosed at Fair Value
As of December 31, 2019 and 2018, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs. The fair value of the Company’s Senior Secured Loan approximated its carrying value because the interest rate approximates the market lending rate available to the borrower, which is a Level 2 input.
The following table sets forth the carrying value and the estimated fair value of the Company’s Senior Secured Loan and debt as of December 31, 2019 and 2018 (dollars in thousands):
21

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Assets
Senior Secured Loan at:
December 31, 2019	$15,915	$—	$15,915	$—	$15,858
December 31, 2018	$55,000	$—	$55,000	$—	$54,492
Liabilities
Debt at:
December 31, 2019	$503,028	$—	$503,028	$—	$491,575
December 31, 2018	$455,159	$—	$455,159	$—	$462,097

Note 11. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, 0.01 par value per share, and 100,000,000 shares of preferred stock, 0.01 par value per share. The Company has an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million ($148.9 million remaining as of December 31, 2019) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $300 Million ATM Program, the Company had a $250.0 million ATM program (the “$250 Million ATM Program”), which was substantially utilized as of May 2019 and is no longer active, and a $200.0 million ATM program (the “$200 Million ATM Program”), which was fully utilized as of June 30, 2018 and is no longer active. Actual sales under the $300 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Facility. During the year ended December 31, 2019, the Company issued an aggregate of 6,064,576 shares of common stock at a weighted average offering price of $45.85 per share under the $300 Million ATM Program and the $250 Million ATM Program, resulting in net proceeds of approximately $274.0 million and paying total compensation to the applicable sales agents of approximately $4.0 million. During the year ended December 31, 2018, the Company issued an aggregate of 5,492,707 shares of common stock at a weighted average offering price of $38.04 per share under the $250 Million ATM Program and the $200 Million ATM Program, resulting in net proceeds of approximately $205.9 million and paying total compensation to the applicable sales agents of approximately $3.0 million. As of December 31, 2019 and 2018, the Company had shares of common stock having an aggregate offering price of up to $148.9 million available for issuance under the $300 Million ATM Program and $129.9 million available for issuance under the $250 Million ATM Program, respectively.
The Company’s has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2020. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2019, the Company has not repurchased any shares of stock pursuant to its share repurchase authorization.
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
22

In connection with the annual meeting of stockholders on April 30, 2019, the Company granted a total of 11,200 shares of unrestricted common stock to its independent directors under the 2019 Plan with a grant date fair value per share of $44.65. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.5 million in compensation costs for the year ended December 31, 2019 related to this issuance.
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
As of December 31, 2019, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 1,460,991 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2019 ranged from $14.20 to $50.10. The fair value of the restricted stock that was granted during the year ended December 31, 2019 was approximately $5.2 million and the vesting period for the restricted stock is five years. As of December 31, 2019, the Company had approximately $6.1 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.8 years. The Company recognized compensation costs of approximately $1.9 million, $1.9 million and $1.7 million, respectively, for the years ended December 31, 2019, 2018 and 2017 related to the restricted stock issuances.
The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the years ended December 31, 2019, 2018 and 2017.
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2016	395,281	$20.48
Granted	32,247	26.52
Forfeited	(50,008)	21.60
Vested	(20,337)	18.06
Non-vested shares outstanding as of December 31, 2017	357,183	21.01
Granted	53,915	34.63
Forfeited	(11,830)	20.30
Vested	(15,338)	20.21
Non-vested shares outstanding as of December 31, 2018	383,930	22.98
Granted	111,099	46.99
Forfeited	(52,892)	31.02
Vested	(15,367)	23.90
Non-vested shares outstanding as of December 31, 2019	426,770	$28.20
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2019:

Non-vested Shares Vesting Schedule	Number of Shares
2020	295,936
2021	8,135
2022	7,101
2023	32,016
2024	83,582
Thereafter	—
Total Non-vested Shares	426,770
23

Long-Term Incentive Plan:
As of December 31, 2019, there are three open performance measurement periods for the Performance Share awards: January 1, 2017 to December 31, 2019, January 1, 2018 to December 31, 2020 and January 1, 2019 to December 31, 2021. During the year ended December 31, 2019, the Company issued 196,087 shares of common stock at a price of $36.55 per share related to the Performance Share awards for the performance period from January 1, 2016 to December 31, 2018. The expense related to the open Performance Share awards granted prior to January 1, 2019 varies quarter to quarter based on the Company's relative share price performance.
The following table summarizes certain information with respect to the Performance Share awards granted prior to January 1, 2019 (dollars in thousands):

	Fair Value	Accrual	Expense
			For the Year Ended December 31,
Performance Share Period	December 31, 2019	December 31, 2019	2019	2018	2017
January 1, 2018 - December 31, 2020	$6,521	$4,343	$3,208	$1,135	$—
January 1, 2017 - December 31, 2019 [1]	7,290	7,290	3,217	2,540	1,532
January 1, 2016 - December 31, 2018	—	—	—	3,388	2,189
January 1, 2015 - December 31, 2017	—	—	—	—	2,994
Total	$13,811	$11,633	$6,425	$7,063	$6,715
1Subsequent to December 31, 2019, the compensation committee determined that approximately $7.3 million was earned under the Long-Term Incentive Plan with respect to the performance period that ended on December 31, 2019 and a total of 135,494 shares of common stock were issued to the executives.

Under the Amended LTIP, which the Company amended and restated on January 8, 2019, each participant’s Performance Share target award for target awards granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with Performance Share awards granted on or after January 1, 2019, the grant date fair value of the Performance Share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 (dollars in thousands):

		Expense
		For the Year Ended December 31,
Performance Share Period	Fair Value on Date of Grant	2019	2018	2017
January 1, 2019 - December 31, 2021	$4,829	$1,610	$—	$—
Dividends:
The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2019 and 2018:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2019	Common stock	$0.24	February 5, 2019	March 29, 2019	April 12, 2019
June 30, 2019	Common stock	$0.24	April 30, 2019	July 5, 2019	July 19, 2019
September 30, 2019	Common stock	$0.27	July 26, 2019	October 4, 2019	October 18, 2019
December 31, 2019	Common stock	$0.27	October 29, 2019	December 31, 2019	January 14, 2020

24

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2018	Common stock	$0.22	February 6, 2018	March 28, 2018	April 12, 2018
June 30, 2018	Common stock	$0.22	May 1, 2018	July 6, 2018	July 20, 2018
September 30, 2018	Common stock	$0.24	August 1, 2018	October 5, 2018	October 19, 2018
December 31, 2018	Common stock	$0.24	October 31, 2018	December 18, 2018	January 11, 2019
On July 19, 2017, the Company redeemed all 1,840,000 outstanding shares of the Series A Preferred Stock for cash at a redemption price of $25.00 per share, plus an amount per share of $0.096875 representing all accrued and unpaid dividends per share from July 1, 2017 to, but excluding, July 19, 2017.
Note 12. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no anti-dilutive securities or dilutive restricted stock awards outstanding for the years ended December 31, 2019, 2018 and 2017.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 402,380, 368,912 and 375,924 of weighted average unvested restricted shares outstanding for the years ended December 31, 2019, 2018 and 2017, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 294,570 and 0 for the years ended December 31, 2019 and 2018, respectively.

25

Note 13. Quarterly Results of Operations – Unaudited
The following tables summarize the Company’s quarterly financial information.

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Total revenues	$40,880	$41,730	$43,397	$45,015
Total costs and expenses	(27,071)	(28,115)	(27,275)	(29,724)
Total other income and (expenses)	1,723	(3,236)	(1,338)	(470)
Net income	15,532	10,379	14,784	14,821
Net income available to common stockholders	$15,434	$10,315	$14,689	$14,727
Earnings per Common Share – Basic and Diluted:
Net income available to common stockholders, basic [1]	$0.25	$0.16	$0.22	$0.22
Net income available to common stockholders, diluted [1]	$0.25	$0.16	$0.22	$0.22
Basic Weighted Average Common Shares Outstanding	61,456,965	63,780,645	65,724,426	66,706,245
Diluted Weighted Average Common Shares Outstanding	61,604,250	64,075,215	66,018,996	67,000,815

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Total revenues	$37,107	$37,238	$37,899	$39,413
Total costs and expenses	(25,708)	(25,099)	(24,712)	(26,912)
Total other income and (expenses)	(1,342)	7,998	(3,065)	10,471
Net income	10,057	20,137	10,122	22,972
Net income available to common stockholders	$9,992	$20,012	$10,056	$22,827
Earnings per Common Share – Basic and Diluted:
Net income available to common stockholders, basic [1]	$0.18	$0.35	$0.17	$0.38
Net income available to common stockholders, diluted [1]	$0.18	$0.35	$0.17	$0.38
Basic Weighted Average Common Shares Outstanding	55,127,580	56,698,959	58,369,252	59,689,965
Diluted Weighted Average Common Shares Outstanding	55,127,580	56,698,959	58,369,252	59,689,965

1 The above quarterly income per share calculations are based on the weighted average number of common shares outstanding during each quarter. The income per share calculation for the years ended December 31, 2019 and 2018 in the consolidated statements of operations is based on the weighted average number of common shares outstanding for the years ended December 31, 2019 and 2018. The sum of the quarterly financial data may vary from the years ended December 31, 2019 and 2018 data due to rounding.

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
26

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
As a result, the Company may become subject to material environmental liabilities of which it is unaware. The Company can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on it, or (2) the environmental condition of the Company’s industrial properties will not be affected by the condition of the properties in the vicinity of its industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company. The Company was not aware of any significant or material exposures as of December 31, 2019 or 2018.
General Uninsured Losses. The Company carries property and rental loss, liability and terrorism insurance. The Company believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, the Company’s properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, the Company has obtained, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property. The Company was not aware of any significant or material exposures as of December 31, 2019 or 2018.
Contractual Commitments. As of February 6, 2020, the Company had two outstanding contracts with third-party sellers to acquire one industrial property consisting of approximately 66,000 square feet and one improved land parcel containing approximately 2.78 acres. There is no assurance that the Company will acquire the property and improved land parcel under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. The following table summarizes certain information with respect to the property and improved land parcel the Company has under contract:

27

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	1	65,670	$18,000	$—
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area [1]	—	—	12,000	—
Seattle	—	—	—	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—
Total	1	65,670	$30,000	$—

1Represents one improved land parcel containing approximately 2.78 acres.

As of February 6, 2020, the Company has one non-binding letter of intent with a third party buyer to sell three industrial properties in the Washington, D.C. market totaling approximately 340,000 square feet for a sale price of approximately $54.0 million. There is no assurance that the Company will sell the properties under letter of intent because the proposed disposition is subject to the completion of a contract and satisfactory due diligence and closing conditions.

Note 15. Subsequent Events
On January 6, 2020, the Company repaid a $32.7 million mortgage loan payable that was to mature in March 2020 and bore interest at 3.65%.
On February 5, 2020, the Company’s board of directors declared a cash dividend in the amount of $0.27 per share of its common stock payable on April 10, 2020 to the stockholders of record as of the close of business on March 27, 2020.

28

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation
As of December 31, 2019
(in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2019
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Los Angeles
104th Street	1	Los Angeles, CA	$—	$3,701	$976	$—	$3,701	$976	$4,677	$58	2017	1951
139th Street	2	Carson, CA	—	21,236	15,783	2	21,236	15,785	37,021	847	2017	1965/2003
630 Glasgow	1	Inglewood, CA	—	2,245	1,855	400	2,245	2,255	4,500	658	2011	1988
747 Glasgow	1	Inglewood, CA	—	1,759	1,555	297	1,759	1,852	3,611	366	2014	1981
14611 Broadway	1	Gardena, CA	—	4,757	1,243	1,020	4,757	2,263	7,020	880	2013	1962
19601 Hamilton	1	Torrance, CA	—	7,409	4,072	744	7,409	4,816	12,225	1,141	2011	1985
709 Hindry	1	Inglewood, CA	—	2,105	2,972	168	2,105	3,140	5,245	296	2016	1984
Acacia	1	Compton, CA	—	5,143	1,985	625	5,143	2,610	7,753	470	2017	1972
Anderson	5	Los Angeles, CA	—	17,095	1,271	323	17,095	1,594	18,689	14	2019	1912-1987
Dominguez	—	Los Angeles, CA	—	11,370	1,535	1,504	11,370	3,039	14,409	152	2017	—
Garfield	5	Commerce, CA	21,333	27,539	22,694	3,738	27,539	26,432	53,971	7,343	2012	2002
Hawthorne	8	Hawthorne, CA	—	17,226	10,069	1,509	17,226	11,578	28,804	782	2017	1952/1986
Las Hermanas	1	Compton, CA	—	3,330	751	673	3,330	1,424	4,754	254	2014	1970
Lynwood	3	Lynwood, CA	—	43,885	—	—	43,885	—	43,885	—	2017	1988
Manhattan Beach	1	Redondo Beach, CA	—	7,874	5,641	443	7,874	6,084	13,958	1,347	2012	1963/1970
Shoemaker	—	Santa Fe Springs, CA	—	4,759	1,099	25	4,759	1,124	5,883	43	2018	1986/1997
Slauson	2	Santa Fe Springs, CA	—	4,679	697	45	4,679	742	5,421	8	2019	1967/1973
South Main	2	Carson, CA	—	16,371	7,045	17,043	16,371	24,088	40,459	6,122	2012/2014	2016
South Main III	1	Gardena, CA	—	11,521	12,467	—	11,521	12,467	23,988	849	2017	2016
Telegraph Springs	2	Santa Fe Springs, CA	—	7,063	7,236	241	7,063	7,477	14,540	529	2017	2007
Vermont	1	Torrance, CA	—	10,173	7,105	221	10,173	7,326	17,499	365	2018	1978
1215 Walnut	1	Compton, CA	—	6,130	2,522	10	6,130	2,532	8,662	174	2017	1969/1990
Walnut II	1	Compton, CA	—	6,097	5,069	595	6,097	5,664	11,761	169	2018	1969
Northern New Jersey/ New York City
1 Dodge Drive	1	West Caldwell, NJ	—	3,819	2,982	1,628	3,819	4,610	8,429	1,459	2013	1985
17 Madison	1	Fairfield, NJ	—	974	1,647	543	974	2,190	3,164	590	2013	1979
20 Pulaski	1	Bayonne, NJ	—	4,003	4,946	1,201	4,003	6,147	10,150	1,235	2014	1965
22 Madison	1	Fairfield, NJ	—	1,365	1,607	885	1,365	2,492	3,857	203	2015	1979
48th 3rd and 286 Central	1	Kearny, NJ	—	12,061	1,664	—	12,061	1,664	13,725	41	2019	1978/1983
49th Street	1	Queens, NY	—	21,674	2,999	1,125	21,674	4,124	25,798	104	2019	1966
1

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2019
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
50 Kero	2	Carlstadt, NJ	—	10,343	3,876	3,100	10,343	6,976	17,319	455	2017	1970
51 Kero	—	Carlstadt, NJ	—	3,236	589	1	3,236	590	3,826	7	2019	1956-1966
74th North Bergen	1	North Bergen, NJ	—	2,933	1,817	353	2,933	2,170	5,103	255	2016	1973
81 N. Hackensack	—	Kearny, NJ	—	25,901	—	—	25,901	—	25,901	—	2019
85 Doremus	—	Newark, NJ	—	5,918	513	—	5,918	513	6,431	28	2018	0
341 Michele	1	Carlstadt, NJ	—	2,372	4,798	891	2,372	5,689	8,061	993	2013	1973
422 Frelinghuysen	—	Newark, NJ	—	16,728	—	6,781	16,728	6,781	23,509	317	2017	—
465 Meadow	1	Carlstadt, NJ	—	713	1,618	229	713	1,847	2,560	378	2013	1972
550 Delancy	1	Newark, NJ	—	9,230	4,855	1,970	9,230	6,825	16,055	1,237	2013	2
620 Division	1	Elizabeth, NJ	—	6,491	3,568	3,405	6,491	6,973	13,464	2,708	2011	1980
7777 West Side	1	North Bergen, NJ	—	4,525	8,856	—	4,525	8,856	13,381	616	2017	1967
900 Hart	1	Piscataway, NJ	—	3,202	3,866	1,301	3,202	5,167	8,369	898	2014	1983
901 North	—	Elizabeth, NJ	—	8,035	913	829	8,035	1,742	9,777	352	2016	2016
Avenue A	4	Carlstadt, NJ	—	7,516	4,660	684	7,516	5,344	12,860	476	2017	1951/1957
Belleville	1	Kearny, NJ	11,728	12,845	18,041	1,332	12,845	19,373	32,218	4,250	2011	2006
Commerce	1	Carlstadt, NJ	—	1,656	1,544	128	1,656	1,672	3,328	54	2018	1969
Dell	1	Carlstadt, NJ	—	6,641	771	548	6,641	1,319	7,960	243	2011	1972
Ethel	2	Piscataway, NJ	—	2,748	3,801	1,441	2,748	5,242	7,990	1,197	2013	1981/1984
Interstate	2	South Brunswick, NJ	—	13,686	12,135	11,104	13,686	23,239	36,925	5,582	2010/2013	1999/2014
JFK Airgate	4	Queens, NY	—	18,282	32,933	4,928	18,282	37,861	56,143	7,596	2013	1986/1991
Manor	1	East Rutherford, NJ	—	4,076	5,262	1,674	4,076	6,936	11,012	878	2015	1968
Melanie Lane	3	East Hanover, NJ	—	5,931	13,178	2,932	5,931	16,110	22,041	3,344	2013	1980/1998
Middlebrook	18	Bound Brook, NJ	—	16,442	10,241	12,016	16,442	22,257	38,699	7,842	2010	1958/1976
Morgan	2	Brooklyn, NY	—	71,051	10,888	203	71,051	11,091	82,142	106	2019	1960/1980 & 1967
New Dutch	1	Fairfield, NJ	—	4,773	2,004	—	4,773	2,004	6,777	160	2017	1976
Paterson Plank	1	Carlstadt, NJ	—	4,127	455	88	4,127	543	4,670	79	2016	1998
Schoolhouse	1	Somerset, NJ	—	2,375	5,705	295	2,375	6,000	8,375	589	2016	2009
Stockton	—	Newark, NJ	—	12,327	1,282	222	12,327	1,504	13,831	255	2017	0
Terminal Way	2	Avenel, NJ	—	3,537	3,598	124	3,537	3,722	7,259	507	2014	1950/1968
Whelan	1	East Rutherford, NJ	—	6,366	5,704	—	6,366	5,704	12,070	6	2019	2005
Wilson	1	Newark, NJ	—	2,016	484	813	2,016	1,297	3,313	235	2016	1970
Woodside	1	Queens, NY	—	23,987	3,796	3,944	23,987	7,740	31,727	305	2018	2018
San Francisco Bay Area
20th Street	1	Oakland, CA	—	18,092	6,730	1,017	18,092	7,747	25,839	70	2019	1970 & 2003
238/242 Lawrence	2	South San Francisco, CA	—	6,674	2,655	1,546	6,674	4,201	10,875	1,412	2010	1986
240 Littlefield	1	South San Francisco, CA	—	5,107	3,293	2,852	5,107	6,145	11,252	1,038	2013	2013
2

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2019
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	423	1,352	1,621	2,973	620	2010	1968
631 Brennan	1	San Jose, CA	—	1,932	2,245	561	1,932	2,806	4,738	691	2012	1975
Ahern	2	Union City, CA	—	3,246	2,749	871	3,246	3,620	6,866	1,184	2010	1986
Ahern II	1	Union City, CA	—	2,467	4,527	201	2,467	4,728	7,195	710	2015	1997
Burroughs	3	San Leandro, CA	—	5,400	7,092	1,379	5,400	8,471	13,871	1,288	2014	1966
Caribbean	3	Sunnyvale, CA	—	17,483	14,493	2,658	17,483	17,151	34,634	3,709	2012	1980/1981
Carlton Court	1	South San Francisco, CA	—	2,036	1,475	162	2,036	1,637	3,673	421	2012	1981
Clawiter	1	Hayward, CA	4,045	5,964	1,159	167	5,964	1,326	7,290	247	2011	1967
Hotchkiss	1	Fremont, CA	—	4,163	3,152	865	4,163	4,017	8,180	291	2017	1997
Hotchkiss II	1	Fremont, CA	—	3,042	3,081	347	3,042	3,428	6,470	87	2018	1997
Merced	4	San Leandro, CA	—	25,621	9,318	576	25,621	9,894	35,515	484	2018	1958
221 Michele	1	South San Francisco, CA	—	2,710	2,540	659	2,710	3,199	5,909	309	2016	1979
Minnesota and Tennessee	2	San Francisco, CA	—	34,738	13,141	190	34,738	13,331	48,069	112	2019
San Clemente	1	Hayward, CA	—	5,126	3,938	138	5,126	4,076	9,202	146	2018	1982
West 140th	2	San Leandro, CA	—	9,578	6,297	3,745	9,578	10,042	19,620	996	2016	1959
Whitney	3	San Leandro, CA	—	13,821	9,016	2,123	13,821	11,139	24,960	533	2018	1974
Wicks	1	San Leandro, CA	—	2,224	298	—	2,224	298	2,522	15	2018	1976
Central Pacific Business Park I	3	Union City, CA	—	8,468	14,165	1,061	8,468	15,226	23,694	2,381	2014	1989
Central Pacific Business Park II	4	Union City, CA	—	13,642	23,658	5,219	13,642	28,877	42,519	4,732	2015	2015
Seattle
79 Ave South	1	Kent, WA	—	1,267	1,503	594	1,267	2,097	3,364	428	2014	2000
917 Valley	1	Puyallup, WA	—	2,203	4,551	—	2,203	4,551	6,754	5	2019	2006
3401 Lind	1	Renton, WA	—	2,999	6,707	465	2,999	7,172	10,171	1,045	2014	1984/2012
4225 2nd Avenue	1	Seattle, WA	—	4,236	4,049	2,012	4,236	6,061	10,297	790	2015	1957
4930 3rd Avenue South	1	Seattle, WA	—	3,984	2,424	783	3,984	3,207	7,191	364	2016	1964
17600 West Valley Highway	1	Tukwila, WA	—	3,361	5,260	1,193	3,361	6,453	9,814	1,630	2012	1986
Auburn 400	1	Auburn, WA	—	4,415	5,234	—	4,415	5,234	9,649	52	2019	2000
Auburn 1307	1	Auburn, WA	—	4,253	5,034	249	4,253	5,283	9,536	867	2014	2002
Dawson	1	Seattle, WA	—	3,902	278	396	3,902	674	4,576	41	2017	1964
3

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2019
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Denver	1	Seattle, WA	—	3,203	1,345	489	3,203	1,834	5,037	278	2016	1953
East Valley	1	Renton, WA	—	2,693	2,959	40	2,693	2,999	5,692	126	2018	1991
East Marginal	—	Renton, WA	—	2,618	380	—	2,618	380	2,998	1	2019	1991
Hanford	1	Seattle, WA	—	3,821	2,250	471	3,821	2,721	6,542	176	2017	1952
Kent 188	1	Kent, WA	—	3,251	4,719	1,248	3,251	5,967	9,218	1,737	2010	1979
Kent 190	1	Kent, WA	—	4,560	5,561	355	4,560	5,916	10,476	840	2015	1992/1999
Kent 202	1	Kent, WA	—	5,761	9,114	2,810	5,761	11,924	17,685	1,709	2015	1981
Kent 216	1	Kent, WA	—	3,672	5,408	912	3,672	6,320	9,992	1,104	2014	1996
Kent Corporate Park	4	Kent, WA	—	5,032	6,916	1,907	5,032	8,823	13,855	1,269	2015	1980/1981
Lucile	1	Seattle, WA	—	4,498	3,504	1,342	4,498	4,846	9,344	586	2017	1976
Lund	1	Auburn, WA	—	2,573	4,399	82	2,573	4,481	7,054	467	2016	1999
Olympic	1	Tukwila, WA	—	1,499	1,431	536	1,499	1,967	3,466	432	2015	1978
SeaTac 8th Avenue	1	Burien, WA	—	2,501	4,020	1,150	2,501	5,170	7,671	1,142	2013	1988
SW 34th	1	Renton, WA	—	2,912	3,289	498	2,912	3,787	6,699	632	2014	1996/2010
Valley Corporate	2	Kent, WA	7,242	5,264	9,096	1,991	5,264	11,087	16,351	2,567	2011	1987
Miami
26th Street	1	Miami, FL	—	3,444	4,558	1,178	3,444	5,736	9,180	956	2012	1973
48th Avenue	2	Miami Gardens, FL	—	4,322	2,187	574	4,322	2,761	7,083	547	2011	1987
60th Avenue	1	Miami Lakes, FL	—	6,203	1,567	7,346	6,203	8,913	15,116	3,091	2010	1971/2011
70th Avenue	1	Miami, FL	—	1,434	2,333	198	1,434	2,531	3,965	596	2011	1999
70th Avenue II	1	Miami, FL	—	2,152	3,418	524	2,152	3,942	6,094	400	2016	1969
70th Avenue III	1	Miami, FL	—	2,543	3,167	690	2,543	3,857	6,400	319	2016	1974
70th Avenue IV	1	Miami, FL	—	1,119	1,456	151	1,119	1,607	2,726	125	2017	1969
70th Avenue V	1	Miami, FL	—	5,036	3,419	1,526	5,036	4,945	9,981	149	2017	1974
74th Avenue	1	Miami, FL	—	2,327	3,538	614	2,327	4,152	6,479	363	2016	1986
78th Avenue	1	Doral, FL	—	2,445	1,755	2,604	2,445	4,359	6,804	1,121	2012	1977
81st Street	2	Medley, FL	—	2,938	5,242	1,311	2,938	6,553	9,491	1,040	2015	1996/2003
94th Avenue	1	Doral, FL	—	3,000	3,580	336	3,000	3,916	6,916	247	2017	1989
107th Avenue	1	Medley, FL	—	2,787	2,036	506	2,787	2,542	5,329	608	2013	2001
101st Road	1	Medley, FL	—	2,647	3,258	468	2,647	3,726	6,373	781	2013	2012
131st Street	1	Medley, FL	—	2,903	5,729	500	2,903	6,229	9,132	1,026	2014	1999
12950 SW South River	1	Medley, FL	—	1,971	4,029	368	1,971	4,397	6,368	429	2016	2000
Americas Gateway	6	Doral, FL	—	11,152	11,721	3,276	11,152	14,997	26,149	3,402	2013	1978/1982
Miami International Trade Center	4	Medley, FL	—	5,063	10,958	1,260	5,063	12,218	17,281	1,623	2015	1996
Washington, D.C.
75th Ave	5	Landover, MD	—	10,658	18,615	4,226	10,658	22,829	33,487	3,457	2014	1987/1990
2920 V Street	1	Washington, D.C.	—	2,248	1,670	1,499	2,248	3,169	5,417	223	2017	1958
3601 Pennsy	1	Landover, MD	—	2,331	4,375	1,425	2,331	5,800	8,131	966	2013	1996
4

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2019
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
4230 Forbes	1	Lanham, MD	—	1,736	2,395	853	1,736	3,248	4,984	511	2013	2003
9070 Junction	1	Annapolis Junction, MD	—	3,538	6,670	2,838	3,538	9,508	13,046	2,099	2015	1997
Business Parkway	1	Lanham, MD	—	3,038	3,007	4	3,038	3,011	6,049	261	2016	2002
Hampton Overlook	3	Capitol Heights, MD	—	4,602	7,521	826	4,602	8,347	12,949	804	2016	1989/1990
New Ridge	—	Hanover, MD	—	5,689	1,567	190	5,689	1,757	7,446	178	2016	0
Parkway	1	Hanover, MD	—	4,543	12,094	372	4,543	12,466	17,009	2,062	2014	1968/2012
Troy Hill	1	Elkridge, MD	—	1,409	5,033	495	1,409	5,528	6,937	1,140	2012	2003
V Street	6	Washington, D.C.	—	67,132	41,299	13,342	67,132	54,641	121,773	8,187	2015	1955/1963
Subtotal	220		44,348	1,055,146	717,086	192,127	1,055,146	909,201	1,964,347	144,922
Unamortized net premiums	—		—	—	—	—	—	—	—	—
Unamortized net deferred financing costs	—		(30)	—	—	—	—	—	—	—
Intangible assets	—		—	—	—	—	—	—	88,594	63,357
Total	220		$44,318	$1,055,146	$717,086	$192,127	$1,055,146	$909,201	$2,052,941	$208,279
5

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation – (Continued)
As of December 31, 2019
(in thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Investment in Properties
Balance at beginning of year	$1,845,776	$1,636,930
Acquisition of properties	289,591	227,058
Disposition of properties	(41,560)	(56,985)
Construction in progress	28,154	7,434
Improvements, net of write-offs	32,233	31,339
Balance at end of year	$2,154,194	$1,845,776

	2019	2018
Accumulated Depreciation
Balance at beginning of year	$169,772	$139,814
Amortization of lease intangible assets	10,123	5,269
Depreciation expense	33,630	30,442
Disposition of properties and write-offs	(5,246)	(5,753)
Balance at end of year	$208,279	$169,772

6

Exhibit Index

Exhibit Number	Exhibit Description

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

4.2*	Description of Securities of Registrant

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

10.7+	2019 Equity Incentive Plan of Registrant (previously filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 on April 30, 2019 and incorporated herein by reference).

10.8+
Form of Restricted Stock Award Agreement for Executive Officers and Employees (previously filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 on April 30, 2019 and incorporated herein by reference).

10.9+
Form of Indemnification Agreement between Registrant and its Directors and Executive Officers (previously filed as Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.10+
Amended and Restated Long-Term Incentive Plan of Registrant effective as of January 1, 2019 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 14, 2019 and incorporated by reference herein).

10.11+
Form of Award Notice under the Amended and Restated Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K on February 6, 2019 and incorporated by reference herein).

10.12+
Amended and Restated Long-Term Incentive Plan of Registrant, effective as of February 18, 2014 (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated by reference herein).

10.13+
Form of Award Notice under the Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated by reference herein).

10.14
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

10.15
Note Purchase Agreement, dated as of June 7, 2017, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on June 12, 2017 and incorporated herein by reference).

10.16
Note Purchase Agreement, dated as of June 2, 2016, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on June 7, 2016 and incorporated herein by reference).

10.17
Note Purchase Agreement, dated as of September 1, 2015, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 8, 2015 and incorporated herein by reference).

10.18
Note Purchase Agreement, dated as of September 12, 2019, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 18, 2019 and incorporated herein by reference).

10.19+
Severance Agreement between the Registrant and Andrew T. Burke, dated as of February 18, 2014 (previously filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K on February 8, 2017 and incorporated herein by reference).

10.20+
Severance Agreement between the Registrant and John T. Meyer, dated as of February 18, 2014 (previously filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K on February 8, 2017 and incorporated herein by reference).

10.21+	Deferred Compensation Plan of Registrant (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 8, 2019 and incorporated herein by reference).

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of President, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.

**	Furnished herewith.

+	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 6, 2020.

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

Signature	Title	Date

/s/ W. Blake Baird W. Blake Baird	Chairman, Chief Executive Officer and Director (principal executive officer)	February 6, 2020

/s/ Michael A. Coke Michael A. Coke	President and Director	February 6, 2020

/s/ Jaime J. Cannon Jaime J. Cannon	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 6, 2020

/s/ LeRoy E. Carlson LeRoy E. Carlson	Director	February 6, 2020

/s/ David M. Lee David M. Lee	Director	February 6, 2020

/s/ Gabriela F. Parcella Gabriela F. Parcella	Director	February 6, 2020

/s/ Douglas M. Pasquale Douglas M. Pasquale	Director	February 6, 2020

/s/ Dennis Polk Dennis Polk	Director	February 6, 2020