Form 10-Q
period 2020-03-31
Terreno Realty Corp
filed 2020-05-06
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 67,695,805 shares of its common stock, $0.01 par value per share, outstanding as of May 1, 2020.

3

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments in real estate
Land	$1,067,535	$1,055,146
Buildings and improvements	895,743	909,201
Construction in progress	102,467	101,253
Intangible assets	87,657	88,594
Total investments in properties	2,153,402	2,154,194
Accumulated depreciation and amortization	(212,076)	(208,279)
Net investments in properties	1,941,326	1,945,915
Properties held for sale, net	31,826	—
Net investments in real estate	1,973,152	1,945,915
Cash and cash equivalents	69,733	110,082
Restricted cash	297	2,657
Senior secured loan, net	10,914	15,858
Other assets, net	32,313	33,952
Total assets	$2,086,409	$2,108,464
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable, net	99,635	99,583
Senior unsecured notes, net	347,771	347,674
Mortgage loans payable, net	11,602	44,318
Security deposits	14,247	14,149
Intangible liabilities, net	27,181	28,127
Dividends payable	18,314	18,158
Performance share awards payable	4,950	11,633
Accounts payable and other liabilities	19,987	27,699
Total liabilities	543,687	591,341
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 67,695,805 and 67,252,787 shares issued and outstanding, respectively	677	673
Additional paid-in capital	1,552,592	1,514,266
Retained (deficit) earnings	(2,837)	2,621
Common stock held in deferred compensation plan, 135,494 and 0 shares at March 31, 2020 and December 31, 2019, respectively	(7,346)	—
Accumulated other comprehensive loss	(364)	(437)
Total stockholders’ equity	1,542,722	1,517,123
Total liabilities and equity	$2,086,409	$2,108,464
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
REVENUES
Rental revenues and tenant expense reimbursements	$45,116	$40,880
Total revenues	45,116	40,880
COSTS AND EXPENSES
Property operating expenses	11,908	10,693
Depreciation and amortization	11,100	10,415
General and administrative	5,758	5,963
Acquisition costs	52	—
Total costs and expenses	28,818	27,071
OTHER INCOME (EXPENSE)
Interest and other income	564	1,522
Interest expense, including amortization	(4,006)	(4,264)
Gain on sales of real estate investments	—	4,465
Total other income (expense)	(3,442)	1,723
Net income	12,856	15,532
Allocation to participating securities	(83)	(98)
Net income available to common stockholders	$12,773	$15,434
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.19	$0.25
Net income available to common stockholders - diluted	$0.19	$0.25
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	67,062,582	61,456,965
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	67,469,721	61,604,250
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net income	$12,856	$15,532
Other comprehensive income:
Cash flow hedge adjustment	73	63
Comprehensive income	$12,929	$15,595
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)
Three months ended March 31, 2020:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	Amount				Retained Earnings		Total
Balance as of December 31, 2019	67,252,787	$673	$1,514,266	—	$—	$2,621	$(437)	$1,517,123
Net income	—		—	—	—	12,856	—	12,856
Issuance of common stock, net of issuance costs of $426	562,521	4	29,647	—	—	—	—	29,651
Repurchase of common stock related to employee awards	(4,510)	—	(240)	—	—	—	—	(240)
Issuance of restricted stock	20,501	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,573	—	—	—	—	1,573
Common stock dividends ($0.27 per share)	—	—	—	—	—	(18,314)	—	(18,314)
Deposits to deferred compensation plan	(135,494)	—	7,346	135,494	(7,346)	—	—	—
Other comprehensive income	—	—	—	—	—	—	73	73
Balance as of March 31, 2020	67,695,805	$677	$1,552,592	135,494	$(7,346)	$(2,837)	$(364)	$1,542,722

Three months ended March 31, 2019:

	Common Stock		Additional Paid- in Capital	Deferred Compensation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	Amount			Retained Earnings		Total
Balance as of December 31, 2018	61,013,711	$610	$1,233,763	$—	$14,185	$(761)	$1,247,797
Net income			—	—	15,532	—	15,532
Issuance of common stock, net of issuance costs of $1,427	2,184,888	22	87,902	—	—	—	87,924
Repurchase of common stock related to employee awards	(99,999)	—	(3,959)	—	—	—	(3,959)
Issuance of restricted stock	30,294	—	—	—	—	—	—
Stock-based compensation	—	—	928	—	—	—	928
Common stock dividends ($0.24 per share)	—	—	—	—	(15,109)	—	(15,109)
Other comprehensive income	—	—	—	—	—	63	63
Balance as of March 31, 2019	63,128,894	$632	$1,318,634	$—	$14,608	$(698)	$1,333,176
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,856	$15,532
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(316)	(737)
Amortization of lease intangibles	(1,389)	(870)
Depreciation and amortization	11,100	10,415
Gain on sales of real estate investments	—	(4,465)
Deferred financing cost amortization	367	388
Deferred senior secured loan fee amortization	(43)	(404)
Stock-based compensation	2,179	2,500
Changes in assets and liabilities
Other assets	1,705	(2,366)
Accounts payable and other liabilities	(4,301)	(216)
Net cash provided by operating activities	22,158	19,777
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(30,081)	(25,753)
Proceeds from sales of real estate investments, net	—	11,980
Additions to construction in progress	(2,709)	(5,533)
Additions to buildings, improvements and leasing costs	(8,391)	(8,375)
Payments on senior secured loan	4,987	—
Net cash used in investing activities	(36,194)	(27,681)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	22,788	75,081
Issuance costs on issuance of common stock	(331)	(1,301)
Repurchase of common stock	(240)	(3,959)
Borrowings on credit facility	—	17,000
Payments on credit facility	—	(36,000)
Payments on mortgage loans payable	(32,732)	(373)
Dividends paid to common stockholders	(18,158)	(14,643)
Net cash (used in) provided by financing activities	(28,673)	35,805
Net (decrease) increase in cash and cash equivalents and restricted cash	(42,709)	27,901
Cash and cash equivalents and restricted cash at beginning of period	112,739	34,479
Cash and cash equivalents and restricted cash at end of period	$70,030	$62,380
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$4,970	$6,630
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	9,149	11,120
Non-cash repayment of senior secured loan	—	(39,085)
Non-cash issuance of common stock to the deferred compensation plan	(7,346)	—
Lease liability arising from recognition of right-of-use asset	585	825
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$30,617	$29,092
Assumption of other assets and liabilities	(536)	(3,339)
Net cash paid for property acquisitions	$30,081	$25,753
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of March 31, 2020, the Company owned 219 buildings (including three buildings held for sale) aggregating approximately 13.4 million square feet, 21 improved land parcels consisting of approximately 82.2 acres and four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion.
The Company is an internally managed Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2010.
Note 2. Significant Accounting Policies
Basis of Presentation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim consolidated financial statements include all of the Company’s accounts and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the financial statements contained in the Company’s 2019 Annual Report on Form 10-K and the notes thereto, which was filed with the Securities and Exchange Commission on February 6, 2020.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three months ended March 31, 2020 or 2019.
Loans Held-for-Investment. Loans that are held-for-investment are carried at cost, net of loan fees and origination costs, as applicable, unless the loans are deemed impaired. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of loans that are held-for-investment. The Company evaluates its senior secured loan (the “Senior Secured Loan”), which is classified as held-for-investment, for impairment quarterly. If the Senior Secured Loan is considered to be impaired, the Company records an allowance through the provision for Senior Secured Loan losses to reduce the carrying value of the Senior Secured Loan to the present value of expected future cash flows discounted at the Senior Secured Loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Actual losses, if any, could differ significantly from the Company’s estimates. There were no impairment charges recorded to the carrying value of the Senior Secured Loan during the three months ended March 31, 2020 or 2019.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $1.4 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of March 31, 2020 is 8.3 years. As of March 31, 2020 and December 31, 2019, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	March 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$85,555	$(61,847)	$23,708	$84,425	$(59,504)	$24,921
Above-market leases	4,169	(3,909)	260	4,169	(3,853)	316
Below-market leases	(44,598)	17,417	(27,181)	(44,099)	15,972	(28,127)
Total	$45,126	$(48,339)	$(3,213)	$44,495	$(47,385)	$(2,890)
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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Beginning
Cash and cash equivalents at beginning of period	$110,082	$31,004
Restricted cash	2,657	3,475
Cash and cash equivalents and restricted cash	112,739	34,479
Ending
Cash and cash equivalents at end of period	69,733	59,750
Restricted cash	297	2,630
Cash and cash equivalents and restricted cash	70,030	62,380
Net (decrease) increase in cash and cash equivalents and restricted cash	$(42,709)	$27,901
Revenue Recognition. The Company records rental revenue from operating leases on a straight-line basis over the term of the leases and maintains an allowance for estimated losses that may result from the inability of its tenants to make required payments. If tenants fail to make contractual lease payments that are greater than the Company’s allowance for doubtful accounts, security deposits and letters of credit, then the Company may have to recognize additional doubtful account charges in future periods. The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis by reviewing their financial condition periodically as appropriate. Each period the Company reviews its outstanding accounts receivable, including straight-line rents, for doubtful accounts and provides allowances as needed. The Company also records lease termination fees when a tenant has executed a definitive termination agreement with the Company and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to the Company. If a tenant remains in the leased space following the execution of a definitive termination agreement, the applicable termination will be deferred and recognized over the term of such tenant’s occupancy. Tenant expense reimbursement income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as revenues during the same period the related expenses are incurred. Consistent with the Financial Accounting Standards Board staff question-and-answer document released on April 10, 2020, the Company elected to account for lease concessions related to the effects of COVID-19 as though no lease modification was made in instances where total contractual lease payments over the term of the lease were unchanged. Due to the effects of COVID-19, the future contractual lease payments of certain of the Company's tenants were not probable and as such, approximately $0.5 million in straight-line rent receivables was reversed during the three months ended March 31, 2020.
As of March 31, 2020 and December 31, 2019, approximately $27.3 million and $27.4 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.5 million and $0.2 million as of March 31, 2020 and December 31, 2019, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
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
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $8.6 million and $8.3 million as of March 31, 2020 and December 31, 2019, respectively.
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

ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of March 31, 2020 and December 31, 2019, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.
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
In addition, the Company has awarded long-term incentive target awards (the “Performance Share awards”) under its Amended and Restated Long-Term Incentive Plan (as amended and restated the "Amended LTIP) which the Company amended and restated on January 8, 2019, to its executives that may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period, which is generally three years. The amount that may be earned is variable depending on the relative total shareholder return of the Company’s common stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the pre-established performance measurement period. Under the Amended LTIP, each participant’s Performance Share award granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with Performance Share awards granted on or after January 1, 2019, the grant date fair value of the Performance Share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period. For Performance Share awards granted prior to January 1, 2019, the Company estimates the fair value of the Performance Share awards using a Monte Carlo simulation model on the date of grant and at each reporting period. The Performance Share awards granted prior to January 1, 2019 are recognized as compensation expense over the requisite performance period based on the fair value of the Performance Share awards at the balance sheet date, which varies quarter to quarter based on the Company’s relative share price performance, and are included as a component of performance share awards payable in the accompanying consolidated balance sheets.
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
As of March 31, 2020, the Company owned 62 buildings aggregating approximately 3.6 million square feet and nine land parcels consisting of approximately 48.7 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 29.7% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of March 31, 2020, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of March 31, 2020.
Note 4. Investments in Real Estate
During the three months ended March 31, 2020, the Company acquired one industrial building containing approximately 66,000 square feet and one improved land parcel with 2.7 acres. The total aggregate initial investment, including acquisition costs, was approximately $30.6 million, of which $21.9 million was recorded to land, $7.6 million to buildings and improvements, and $1.1 million to intangible assets. Additionally, the Company assumed $0.5 million in intangible liabilities.
The Company recorded revenues and net income for the three months ended March 31, 2020 of approximately $0.1 million and $0.1 million, respectively, related to the 2020 acquisitions.
During the three months ended March 31, 2019, the Company acquired two industrial buildings containing approximately 46,000 square feet and two improved land parcels containing approximately 19.7 acres. The total aggregate initial investment, including acquisition costs, was approximately $68.2 million, of which $59.6 million was recorded to land,
$4.7 million to buildings and improvements, $3.9 million to intangible assets. Additionally, the Company assumed $3.3 million in intangible liabilities.

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
As of March 31, 2020, the Company had four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion with a total expected investment of approximately $111.9 million, including redevelopment costs, capitalized interest, and other costs of approximately $102.5 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.7 million and $0.8 million, respectively, during the three months ended March 31, 2020 and 2019.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of March 31, 2020, the Company had entered into an agreement with a third-party purchaser to sell three properties located in the Washington, D.C. market for a sales price of approximately $54.0 million (net book value of approximately $31.8 million). The sale of the properties is subject to various closing conditions.
The following summarizes the condensed results of operations of the properties held for sale as of March 31, 2020 for the three months ended 2020 and 2019 (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Revenues	$1,093	$1,134
Property operating expenses	(285)	(395)
Depreciation and amortization	(210)	(317)
Income from operations	$598	$422
During the three months ended March 31, 2019, the Company sold one property located in the Los Angeles market for a sales price of approximately $12.4 million, resulting in a gain of approximately $4.5 million. The Company did not sell any property during the three months ended March 31, 2020.
Note 6. Senior Secured Loan
As of March 31, 2020, the Company had a Senior Secured Loan outstanding to a borrower that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020. The Senior Secured Loan is secured by a portfolio of six improved land parcels located primarily in Newark, New Jersey. One of the properties securing the Senior Secured Loan may be put to the Company as partial repayment of the Senior Secured Loan at a previously agreed upon value. This property may be called by the Company as partial repayment of the Senior Secured Loan at a previously agreed upon value. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deed in lieu, with the deed subject to the Company’s approval. During the three months ended March 31, 2020, the borrower sold one of the improved land parcels that was securing the Senior Secured Loan and repaid a portion of the outstanding balance on the Senior Secured Loan. As of March 31, 2020 and December 31, 2019, there was approximately $10.9 million and $15.9 million, respectively, net of deferred loan fees of approximately $0 and $0.1 million, respectively, outstanding on the Senior Secured Loan and approximately $0 and $0.3 million, respectively, of interest receivable outstanding on the Senior Secured Loan. Interest receivable is included as a component of other assets in the accompanying consolidated balance sheets.
Note 7. Debt
As of March 31, 2020, the Company had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in December 2029 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022 and a $100.0 million term loan that matures in January 2022. As of both March 31, 2020 and December 31, 2019, there were no borrowings outstanding on the revolving credit facility and $100.0 million of borrowings outstanding on the term loan. As of March 31, 2020, the Company had one interest rate cap to hedge the variable cash flows associated with $50.0 million of its existing $100.0 million variable-rate term loan. As of December 31, 2019, the Company had two interest rate caps to hedge the variable cash flows associated with its existing $100.0 million variable-rate term loan.
The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loan, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of March 31, 2020) for the revolving credit facility and 1.20% to 1.70% (1.20% as of March 31, 2020 ) for the $100.0 million term loan that matures in January 2022, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of March 31, 2020 and December 31, 2019.
As of March 31, 2020, the Company had one mortgage loan payable, net of deferred financing costs, totaling approximately $11.6 million, which bears interest at a fixed annual rate of 5.5%. The mortgage loan payable is collateralized by one property, is non-recourse and requires monthly interest and principal payments until it matures in April 2021. As of December 31, 2019, the Company had two mortgage loans payable, net of deferred financing costs, totaling approximately $44.3 million, which bore interest at a weighted average fixed annual interest rate of 4.1%. As of March 31, 2020 and December 31, 2019, the total gross book value of the properties securing the debt was approximately $33.9 million and $114.9 million, respectively.
The scheduled principal payments of the Company’s debt as of March 31, 2020 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Mortgage Loan Payable	Total Debt
2020 (9 months)	$—	$—	$—	$345	$345
2021	—	—	—	11,271	11,271
2022	—	100,000	50,000	—	150,000
2023	—	—	—	—	—
2024	—	—	100,000	—	100,000
Thereafter	—	—	200,000	—	200,000
Total debt	—	100,000	350,000	11,616	461,616
Deferred financing costs, net	—	(365)	(2,229)	(14)	(2,608)
Total debt, net	$—	$99,635	$347,771	$11,602	$459,008
Weighted average interest rate	n/a	2.7%	3.8%	5.5%	3.6%

Note 8. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of March 31, 2020. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2020 (9 months)	$96,918
2021	115,704
2022	98,104
2023	78,567
2024	60,999
Thereafter	149,665
Total	$599,957
Note 9. Derivative Financial Instruments
Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash payments principally related to its borrowings.
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
As of March 31, 2020, the Company had one interest rate cap to hedge the variable cash flows associated with $50.0 million of its existing $100.0 million variable-rate term loan. The cap has a notional value of $50.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021. The Company previously had an interest rate cap with a notional value of $50.0 million (which expired on February 3, 2020) to hedge the variable cash flows associated with $50.0 million of its existing $100.0 million variable-rate term loan. The Company is required to make certain monthly variable rate payments on the term loan, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.
The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Interest Rate Strike	Fair Value		Notional Amount
				March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Assets:
Interest rate cap	12/1/2014	5/4/2021	4.0%	$—	$—	$50,000	$50,000
Interest rate cap	9/1/2015	2/3/2020	4.0%	—	—	—	50,000
Total				$—	$—	$50,000	$100,000
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
The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$—	$87
Amount of gain reclassified from AOCI into interest expense (effective portion)	$73	$87
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
Recurring Measurements – Interest Rate Contracts
Fair Value of Interest Rate Caps
Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of March 31, 2020, the Company applied the provisions of this standard to the valuation of its interest rate caps.
The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (dollars in thousands):

Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate caps at:
March 31, 2020	$—	$—	$—	$—
December 31, 2019	$—	$—	$—	$—
Financial Instruments Disclosed at Fair Value

As of March 31, 2020 and December 31, 2019, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs. The fair value of the Senior Secured Loan approximated its carrying value because the interest rate approximates the market lending rate available to the borrower, which is a Level 2 input.
The following table sets forth the carrying value and the estimated fair value of the Senior Secured Loan and debt as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Assets
Senior Secured Loan at:
March 31, 2020	$10,928	$—	$10,928	$—	$10,914
December 31, 2019	$15,915	$—	$15,915	$—	$15,858
Liabilities
Debt at:
March 31, 2020	$494,429	$—	$494,429	$—	$459,008
December 31, 2019	$503,028	$—	$503,028	$—	$491,575
Note 11. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million ($126.1 million remaining as of March 31, 2020) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $300 Million ATM Program, the Company had a $250.0 million ATM program (the “$250 Million ATM Program”), which was substantially utilized as of May 31, 2019 and which is no longer active. Actual sales under the $300 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three months ended March 31, 2020, the Company issued an aggregate of 427,027 shares of common stock at a weighted average offering price of $53.37 per share under the $300 Million ATM Program, resulting in net proceeds of approximately $22.5 million and paying total compensation to the applicable sales agents of approximately $0.3 million. During the three months ended March 31, 2019, the Company issued an aggregate of 1,988,801 shares of common stock at a weighted average offering price of 41.39 per share under the $250 Million ATM Program, resulting in net proceeds of approximately $81.1 million and paying total compensation to the applicable sales agents of approximately $1.2 million.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2020. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2020, the Company had not repurchased any shares of stock pursuant to its share repurchase program.

In 2019, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three months ended March 31, 2020, 135,494 shares of common stock were deposited into the Deferred Compensation Plan.
As of March 31, 2020, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 1,440,490 were remaining available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to March 31, 2020 ranged from $14.20 to $58.08. The fair value of the restricted stock that was granted during the three months ended March 31, 2020 was approximately $1.2 million and the vesting period for the restricted stock is three years. As of March 31, 2020, the Company had approximately $6.5 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.6 years. The Company recognized compensation costs of approximately $0.7 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively, related to the restricted stock issuances.
The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the three months ended March 31, 2020:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2019	426,770	$28.20
Granted	20,501	58.08
Forfeited	—	—
Vested	(8,436)	31.89
Non-vested shares outstanding as of March 31, 2020	438,835	$29.52
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of March 31, 2020:

Non-vested Shares Vesting Schedule	Number of Shares
2020 (9 months)	287,500
2021	14,974
2022	13,933
2023	38,846
2024	83,582
Thereafter	—
Total Non-vested Shares	438,835
Long-Term Incentive Plan:
As of March 31, 2020, there are three open performance measurement periods for the Performance Share awards: January 1, 2018 to December 31, 2020, January 1, 2019 to December 31, 2021, and January 1, 2020 to December 31, 2022. During the three months ended March 31, 2020, the Company issued 135,494 shares of common stock at a price of $54.22 per share related to the Performance Share awards for the performance period from January 1, 2017 to December 31, 2019. The expense related to the open Performance Share awards granted prior to January 1, 2019 varies quarter to quarter based on the Company’s relative share price performance.

The following table summarizes certain information with respect to the Performance Share awards granted prior to January 1, 2019 (dollars in thousands):

Fair Value Performance Share Period	Fair Value March 31, 2020	Accrual March 31, 2020	Expense for the Three Months Ended March 31,
			2020	2019
January 1, 2018 - December 31, 2020	$6,608	$4,950	$606	$591
January 1, 2017 - December 31, 2019	—	—	—	787
Total	$6,608	$4,950	$606	$1,378
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
The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 (dollars in thousands):

Performance Share Period	Fair Value on Date of LTIP Grant	Expense for the Three Months Ended March 31,
		2020	2019
January 1, 2019 - December 31, 2021	$4,829	$402	$402
January 1, 2020 - December 31, 2022	5,572	465	—
Total	$10,401	$867	$402
Dividends:
The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2020:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2020	Common stock	$0.27	February 5, 2020	March 27, 2020	April 10, 2020
Note 12. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for both the three months ended March 31, 2020 and 2019.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 434,538 and 389,518 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2020 and 2019, respectively.

Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 407,139 and 147,285 for the three months ended March 31, 2020 and 2019, respectively.
Note 13. Commitments and Contingencies
Contractual Commitments. As of May 5, 2020, the Company has one outstanding contract with a third-party seller to acquire one industrial property consisting of approximately 13,000 square feet. There is no assurance that the Company will acquire or dispose of the properties under contract because the proposed acquisition and disposition are subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes certain information with respect to the property the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area	—	—	—	—
Seattle	1	13,000	5,700	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—
Total	1	13,000	$5,700	$—
As of May 5, 2020, the Company has one contract with a third party buyer to sell three industrial properties in the Washington, D.C. market totaling approximately 340,000 square feet for a sale price of approximately $54.0 million. There is no assurance that the Company will sell the properties under contract because the proposed disposition is subject to the completion of satisfactory due diligence and various closing conditions.
Note 14. Subsequent Events
The COVID-19 pandemic, and mitigation measures put in place by governments to slow it, have caused widespread economic disruption. The Company is headquartered in San Francisco, California and its employees have been working remotely in compliance with shelter-in-place orders mandated across the San Francisco Bay Area on March 16, 2020. The Company utilizes local, third-party property managers, and they are generally under similar shelter-in-place orders and are working remotely. The Company has business continuity and communication plans that the Company believes, although there can be no assurance, allow the Company to operate and manage its portfolio effectively during such disruptions. The Company expects that even after shelter-in-place orders have been lifted, it will, for the intermediate term, employ lower density work arrangements consistent with social distancing and the Company’s business continuity plan.

While the impact of the COVID-19 pandemic on the Company’s business is not possible to predict accurately, the Company is working with its customers who have been forced to close or otherwise limit operations or whose businesses have been adversely impacted during the pandemic to, on a case-by-case basis, provide rent deferments while those customers seek emergency funding from the U.S. Small Business Administration and other federal, state and local funding programs. For vacant space and upcoming lease expirations, the current leasing environment has slowed due to shelter-in-place orders, which will reduce revenue from what it would be in a normal leasing environment. With regard to rent billed for April 2020, the Company received, as of May 1, 2020, approximately 84% of such rent in cash and 11% by applying security deposits. As of May 1, 2020:

•170 tenants, representing 34% of the Company’s 498 total tenants’ leases had requested rent deferral or abatement. Such requests aggregated 6.5% of the Company’s annualized base rent as of April 1, 2020;

•Of the 170 requests, the Company granted rent deferrals to 49 tenants aggregating 2.0% of annualized base rent (29% of total requests by number and 31% by dollar amount). Deferrals granted represent 76% of the total dollar requests from those 49 tenants. The Company did not grant any rent abatement;

•The Company denied 67 tenant requests aggregating 2.5% of annualized base rent (39% of total requests by number and 38% by dollar amount). 46 tenants aggregating 1.2% of annualized base rent requesting rent deferral or abatement rescinded their requests (27% of requests by number and 18% by dollar amount);

•The Company is still in discussions with eight tenants who are requesting 0.2% of our annualized base rent in rent deferral or abatement (5% of requests by number and 3% by dollar amount); and

•The Company may in the future amend or enter into additional rent deferral agreements.
The acquisition and disposition markets have similarly slowed as market participants search for price discovery. The Company’s acquisition volume will remain dependent on both the quality and pricing of the opportunity set and the price of its stock relative to net asset value per share. The Company has no remaining debt maturities in 2020, an $11.6 million mortgage loan maturing in April 2021, and no balance outstanding on its $250.0 million revolving credit facility. In addition, the Company had a cash and cash equivalents balance of approximately $69.7 million as of March 31, 2020, in the accompanying consolidated balance sheets.
On April 17, 2020, the Company acquired one improved land parcel totaling 2.8 acres located in Kent, WA for a total purchase price of approximately $4.5 million. The property was acquired from an unrelated third party using existing cash on hand.
On May 5, 2020, the Company’s board of directors declared a cash dividend in the amount of $0.27 per share of its common stock payable on July 14, 2020 to the stockholders of record as of the close of business on June 30, 2020.

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 6, 2020 and in our other public filings, which you should interpret as being heightened as a result of the numerous and ongoing adverse impacts of COVID-19;
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
•the impact of COVID-19 on the U.S., regional and global economies and the business, financial condition and results of operations of our Company and our tenants;
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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 82.7% of our total annualized base rent as of March 31, 2020), flex (including light industrial and research and development, or R&D) (approximately 5.1%), transshipment (approximately 5.3%) and improved land (approximately 6.9%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of March 31, 2020, we owned a total of 219 buildings (including three buildings held for sale) aggregating approximately 13.4 million square feet, 21 improved land parcels consisting of approximately 82.2 acres and four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion. The buildings and improved land parcels were approximately 97.8% and 96.7% leased, respectively, to 498 customers, the largest of which accounted for approximately 4.3% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of March 31, 2020:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (000's) [1]	% of Total
Warehouse/distribution	195	$117,379	82.7%
Flex	10	7,116	5.1%
Transshipment	14	7,564	5.3%
Improved Land Parcels	21	9,811	6.9%
Total/Weighted Average	240	$141,870	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2020, multiplied by 12.
The following table summarizes by market our investments in real estate as of March 31, 2020:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	41	62	40	27	28	21	219
Rentable Square Feet	2,560,682	3,552,681	2,028,909	1,776,747	1,563,326	1,874,378	13,356,723
% of Total	19.2%	26.6%	15.2%	13.3%	11.7%	14.0%	100.0%
Occupancy % as of March 31, 2020	98.5%	97.6%	97.0%	97.7%	100.0%	96.1%	97.8%
Annualized Base Rent (000’s) [1]	$22,603	$36,543	$25,014	$15,600	$14,209	$18,090	$132,059
% of Total	17.1%	27.7%	18.9%	11.8%	10.8%	13.7%	100.0%
Annualized Base Rent[1] Per Occupied Square Foot	$8.97	$10.54	$12.71	$8.98	$9.09	$10.04	$10.11
Weighted Average Remaining Lease Term (Years) [2]	6.6	3.5	4.0	3.1	4.1	3.8	4.2

Investments in Improved Land
Number of Land Parcels	6	9	2	1	2	1	21
Acres	11.9	48.7	4.0	0.9	3.2	13.4	82.2
% of Total	14.4%	59.4%	4.9%	1.1%	3.9%	16.3%	100.0%
Occupancy % as of March 31, 2020	85.2%	100.0%	100.0%	—%	100.0%	100.0%	96.7%
Annualized Base Rent (000’s) [1]	$2,209	$5,528	$842	$—	$389	$843	$9,811
% of Total	22.5%	56.3%	8.6%	—%	4.0%	8.6%	100.0%
Annualized Base Rent[1] Per Occupied Square Foot	$4.99	$2.66	$4.88	$—	$2.82	$1.45	$2.84
Weighted Average Remaining Lease Term (Years) [2]	4.0	5.5	1.4	—	3.4	9.8	5.8

Total Investments in Real Estate
Annualized Base Rent (000’s) [1]	$24,812	$42,071	$25,856	$15,600	$14,598	$18,933	$141,870
Gross Book Value (000’s) [3]	$427,370	$644,561	$382,716	$315,669	$167,521	$254,626	$2,192,463
% of Total	19.5%	29.4%	17.5%	14.4%	7.6%	11.6%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2020, multiplied by 12.

2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2020, weighted by the respective square footage.
3Includes four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion, as discussed below.
As of March 31, 2020, we owned four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion with a total expected investment of approximately $111.9 million, including redevelopment costs, capitalized interest, and other costs of approximately $102.5 million.
The following table summarizes our capital expenditures incurred during the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Building improvements	$3,330	$5,047
Tenant improvements	265	735
Leasing commissions	2,942	1,811
Redevelopment, renovation and expansion	1,214	6,584
Total capital expenditures [1]	$7,751	$14,177
1Includes approximately $4.4 million and $8.4 million for the three months ended March 31, 2020 and 2019, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 10 and 13 properties for the three months ended March 31, 2020 and 2019, respectively.
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

Our top 20 customers based on annualized base rent as of March 31, 2020 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	FedEx Corporation [2]	8	504,519	3.8%	$6,092	4.3%
2	United States Government	9	381,431	2.9%	4,919	3.5%
3	Amazon.com	3	260,462	1.9%	4,805	3.4%
4	Danaher	3	171,707	1.3%	3,235	2.3%
5	AmerisourceBergen	1	211,418	1.6%	2,469	1.6%
6	DirectBuy Home Improvement	1	230,891	1.7%	1,860	1.3%
7	XPO Logistics	2	180,717	1.4%	1,732	1.2%
8	L3 Harris Technologies, Inc.	1	147,898	1.1%	1,651	1.2%
9	District of Columbia	3	124,744	0.9%	1,632	1.2%
10	Miami International Freight Systems	1	192,454	1.4%	1,463	1.0%
11	Port Kearny Security, Inc. [3]	1	—	—%	1,437	1.0%
12	O'Neill Logistics	2	237,692	1.8%	1,429	1.0%
13	YRC	2	61,252	0.5%	1,412	1.0%
14	Bar Logistics	2	203,263	1.5%	1,354	1.0%
15	Lilac Solutions Inc.	1	92,884	0.7%	1,338	0.9%
16	Saia Motor Freight Line LLC	1	52,086	0.4%	1,280	0.9%
17	JAM'N Logistics	1	110,336	0.8%	1,229	0.9%
18	Space Systems/Loral LLC	2	107,060	0.8%	1,210	0.9%
19	Fredmore Inc. DBA Airpark Newark [4]	1	—	—%	1,206	0.9%
20	Northrop Grumman Systems	1	103,200	0.8%	1,183	0.8%
	Total	46	3,374,014	25.3%	$42,936	30.3%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2020, multiplied by 12.
2Includes two improved land parcels totaling 7.7 acres.
3Lease area consists of 16.9 acres of improved land.
4Lease area consists of 10.6 acres of improved land.
The following table summarizes the anticipated lease expirations for leases in place as of March 31, 2020, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2,3]	% of Total Annualized Base Rent
2020 [1]	1,476,401	11.1%	$12,420	7.9%
2021	2,397,109	17.9%	22,460	14.2%
2022	1,669,220	12.5%	18,381	11.6%
2023	1,842,812	13.8%	23,152	14.6%
2024	1,642,062	12.3%	20,945	13.2%
Thereafter	4,030,394	30.2%	60,756	38.5%
Total	13,057,998	97.8%	$158,114	100.0%
1Includes leases that expire on or after March 31, 2020 and month-to-month leases totaling approximately 63,998 square feet.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of March 31, 2020, multiplied by 12.
3Includes annualized base rent related to 21 improved land parcels totaling approximately 82.2 acres.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of March 31, 2020, leases representing approximately 7.9% of the total annualized base rent of our portfolio are scheduled to expire through December 31, 2020. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2020 and 2021 expirations will be above the rates currently being paid for the same space. Rent changes on new and renewed leases totaling approximately 0.6 million square feet commencing during the quarter ended March 31, 2020 were approximately 21.9%, with a tenant retention ratio of 85.7%. The tenant at our Caribbean property will receive approximately $0.7 million in rent abatements during the second quarter of 2020 under the terms of a previously negotiated five-year lease extension.
Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates, particularly given the uncertainty created by the COVID-19 pandemic. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.
Recent Developments
COVID-19
The COVID-19 pandemic, and mitigation measures put in place by governments to slow it, have caused widespread economic disruption. We are headquartered in San Francisco and our employees have been working remotely in compliance with shelter-in-place orders mandated across the San Francisco Bay Area on March 16, 2020. We utilize local, third-party property managers, and they are generally under similar shelter-in-place orders and are working remotely. We have business continuity and communication plans that we believe, although there can be no assurance, allow us to operate and manage our portfolio effectively during such disruptions. We expect that even after shelter-in-place orders have been lifted, we will, for the intermediate term, employ lower density work arrangements consistent with social distancing and our business continuity plan.

While the impact of the COVID-19 pandemic on our business is not possible to predict accurately, we are working with our customers who have been forced to close, or otherwise limit operations or whose businesses have been adversely impacted during the pandemic to, on a case-by-case basis to provide rent deferments while those customers seek emergency funding from the U.S. Small Business Administration and other federal, state and local funding programs.For vacant space and upcoming lease expirations, the current leasing environment has slowed due to shelter-in-place orders which will reduce our revenue from what it would be in a normal leasing environment. In addition, due to the effects of COVID-19, the future contractual lease payments of certain of our tenants were not probable and as such, approximately $0.5 million in straight-line rent receivables was reversed during the three months ended March 31, 2020. With regard to rent billed for April 2020, we received, as of May 1, 2020, approximately 84% of such rent in cash and 11% by applying security deposits. As of May 1, 2020:

•170 tenants, representing 34% of our 498 total tenants’ leases had requested rent deferral or abatement. Such requests aggregated 6.5% of our annualized base rent as of April 1, 2020;

•Of the 170 requests, we granted rent deferrals to 49 tenants aggregating 2.0% of annualized base rent (29% of total requests by number and 31% by dollar amount). Deferrals granted represent 76% of the total dollar requests from those 49 tenants. We did not grant any rent abatement;

•We denied 67 tenant requests aggregating 2.5% of annualized base rent (39% of total requests by number and 38% by dollar amount). 46 tenants aggregating 1.2% of annualized base rent requesting rent deferral or abatement rescinded their requests (27% of requests by number and 18% by dollar amount);

•We are still in discussions with eight tenants who are requesting 0.2% of our annualized base rent in rent deferral or abatement (5% of requests by number and 3% by dollar amount); and

•We may in the future amend or enter into additional rent deferral agreements.
The acquisition and disposition markets have similarly slowed as market participants search for price discovery. Our acquisition volume will remain dependent on both the quality and pricing of the opportunity set and the price of our stock relative to net asset value per share. We believe, although there can be no assurance, that our balance sheet is well positioned to make opportunistic acquisitions as we have no remaining debt maturities in 2020, an $11 million mortgage loan maturing in

April 2021, and no balance outstanding on our $250 million revolving credit facility. In addition, we had a cash balance of approximately $69.7 million as of March 31, 2020. See "Item 1A - Risk Factors" in this Quarterly Report on Form 10-Q for additional discussion regarding the risks to which we are and may be subject as a result of the COVID-19 pandemic.
Acquisition Activity
During the three months ended March 31, 2020, we acquired two industrial properties consisting of one building containing approximately 66,000 square feet and one improved land parcel with 2.7 acres for a total purchase price of approximately $29.7 million. The property and land parcel were both acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions and net proceeds from the issuance of common stock under our ATM program. The following table sets forth the industrial properties we acquired during the three months ended March 31, 2020:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Old Bayshore [3]	San Jose, CA	March 12, 2020	—	—	$11,784	5.0%
Gladwick	Rancho Dominguez, CA	March 12, 2020	1	65,699	17,950	3.6%
Total/Weighted Average			1	65,699	$29,734	4.2%
1Excludes intangible liabilities and mortgage premiums, if any. The total aggregate initial investment was approximately $30.6 million, including $0.4 million in capitalized closing costs and acquisition costs and $0.5 million in assumed intangible liabilities.
2Stabilized capitalization rates, referred to herein as stabilized cap rates, are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, in this Quarterly Report on Form 10-Q and in our other public filings.
3Includes an improved land parcel containing approximately 2.7 acres.
Redevelopment Activity
As of March 31, 2020, we had four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion with a total expected investment of approximately $111.9 million, including redevelopment costs, capitalized interest and other costs of approximately $102.5 million as follows:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Post-Development Square Feet	Estimated Completion Quarter [4]	% Pre-leased March 31, 2020
Sodo Row - North and South [3]	$61,652	$55,720	$5,932	4.5%	234,308	Q3 2021	24.0%
6th Avenue South	15,893	15,017	876	5.1%	50,270	Q2 2020	—%
Kent 192	34,391	31,730	2,661	5.5%	219,910	Q4 2020	—%
Total/Weighted Average	$111,936	$102,467	$9,469	4.9%	504,488		11.1%
1Total expected investment for the property includes the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
2Estimated stabilized cap rates are calculated as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These estimated stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, in this Quarterly Report on Form 10-Q and in our other public filings.
3We expect to use Sodo Row - North as a parking amenity for tenants at Sodo Row - South and may seek to opportunistically lease-up or redevelop the space separately in the future.
4Completion dates are estimates and are subject to the risks contained in our Annual Report on Form 10-K for the year ended December 31, 2019, in this Quarterly Report on Form 10-Q and our other public filings.
ATM Program
We have an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million ($126.1 remaining as of March 31, 2020) in amounts and at times as we determine from time to time. Prior to the implementation of the $300 Million ATM Program, we had a $250.0 million ATM program (the “$250 Million ATM Program”), which was substantially utilized as of May 31, 2019 and is no longer active. We intend to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our revolving credit facility. During the three months ended March 31, 2020, we issued an aggregate of 427,027 shares of common stock at a weighted average offering price of $53.37 per share under the $300 Million ATM program resulting in net proceeds of approximately $22.5 million and paying total compensation to the applicable sales agents of approximately $0.3 million.
Long Term Incentive Plan
On January 8, 2019, we amended and restated our Amended and Restated Long-Term Incentive Plan (as amended and restated, the “Amended LTIP”). Under the Amended LTIP, each participant’s performance share target award for target awards granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with performance share awards granted on or after January 1, 2019, the grant date fair value of the performance share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period. The fair value of the performance share awards for the performance measurement period of January 1, 2020 to December 31, 2022 is $5.6 million, which will be recognized quarterly over a three-year period. Stock-based compensation expense for the performance share awards for the performance measurement period of January 1, 2020 to December 31, 2022 was $0.5 million and $0, respectively, for the three months ended March 31, 2020 and 2019. The fair value of the performance share awards for the performance measurement period of January 1, 2019 to December 31, 2021 is $4.8 million, which will be recognized quarterly over a three-year period. Stock-based compensation expense for the performance share awards for the performance measurement period of January 1, 2019 to December 31, 2021 was $0.4 million for both the three months ended March 31, 2020 and 2019.
Senior Secured Loan
As of March 31, 2020, we had a senior secured loan outstanding to a borrower that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020 (the "Senior Secured Loan”). The Senior Secured Loan is secured by a portfolio of six improved land parcels located primarily in Newark, New Jersey. One of the properties securing the Senior Secured Loan may be put to us as partial repayment of the Senior Secured Loan at a previously agreed upon value. This property may be called by us as partial repayment of the Senior Secured Loan at a previously agreed upon value. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deed in lieu, with the deed subject to our approval. During the three months ended March 31, 2020, the borrower sold one of the improved land parcels that was securing the Senior Secured Loan and repaid a portion of the outstanding balance on the Senior Secured Loan. As of March 31, 2020 and December 31, 2019, there was approximately $10.9 million and $15.9 million, respectively, net of deferred loan fees of approximately $0 and $0.1 million, respectively, outstanding on the Senior Secured Loan and approximately $0 and $0.3 million, respectively, of interest receivable outstanding on the Senior Secured Loan.
Share Repurchase Program

We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2020. Purchases made pursuant to this program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2020, we had not repurchased any shares of stock pursuant to our share repurchase program.
Dividend and Distribution Activity
On May 5, 2020, our board of directors declared a cash dividend in the amount of $0.27 per share of our common stock payable on July 14, 2020 to the stockholders of record as of the close of business on June 30, 2020.
Contractual Commitments
As of May 5, 2020, we have one outstanding contract with a third-party seller to acquire one industrial property and one contract with a third-party buyer to sell three industrial properties as further described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire or dispose of the properties under contract because the proposed acquisition and disposition are subject to the completion of satisfactory due diligence and various closing conditions.
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
The analysis of our results below for the three months ended March 31, 2020 and 2019 includes the changes attributable to same store properties. The same store pool for the comparison of the three months ended March 31, 2020 and 2019 includes all properties that were owned and in operation as of March 31, 2020 and since January 1, 2019 and excludes properties that were either disposed of prior to, or in redevelopment as of March 31, 2020. As of March 31, 2020, the same store pool consisted of 202 buildings aggregating approximately 12.5 million square feet representing approximately 94.0% of our total square feet owned and 14 improved land parcels consisting of 54.2 acres. As of March 31, 2020, the non-same store properties, which we acquired, redeveloped, or sold during 2019 and 2020 or which were in redevelopment as of March 31, 2020, consisted of 17 buildings aggregating approximately 0.9 million square feet, seven improved land parcels containing approximately 28.0 acres and four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion. As of March 31, 2020 and 2019, our consolidated same store pool occupancy was approximately 98.1% and 98.2%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019:

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$31,358	$30,699	$659	2.1%
Non-same store operating properties [2]	4,066	917	3,149	343.4%
Total rental revenues	35,424	31,616	3,808	12.0%
Tenant expense reimbursements [1]
Same store	9,071	9,054	17	0.2%
Non-same store operating properties [2]	621	210	411	195.7%
Total tenant expense reimbursements	9,692	9,264	428	4.6%
Total revenues	45,116	40,880	4,236	10.4%
Property operating expenses
Same store	10,647	10,417	230	2.2%
Non-same store operating properties [2]	1,261	276	985	356.9%
Total property operating expenses	11,908	10,693	1,215	11.4%
Net operating income [3]
Same store	29,782	29,336	446	1.5%
Non-same store operating properties [2]	3,426	851	2,575	302.6%
Total net operating income	$33,208	$30,187	$3,021	10.0%
Other costs and expenses
Depreciation and amortization	11,100	10,415	685	6.6%
General and administrative	5,758	5,963	(205)	(3.4)%
Acquisition costs	52	—	52	n/a
Total other costs and expenses	16,910	16,378	532	3.2%
Other income (expense)
Interest and other income	564	1,522	(958)	(62.9)%
Interest expense, including amortization	(4,006)	(4,264)	258	(6.1)%
Gain on sales of real estate investments	—	4,465	(4,465)	(100.0)%
Total other income (expense)	(3,442)	1,723	(5,165)	n/a
Net income	$12,856	$15,532	$(2,676)	(17.2)%
1Accounting Standards Update (“ASU”) No. 2018-11, Leases (Topic 842), Targeted Improvements, allows us to elect not to separate lease and non-lease rental income. All rental income earned pursuant to tenant leases is reflected as one line, “Rental revenues and tenant expense reimbursements” on our accompanying consolidated statements of operations. We believe that the above presentation of rental revenues and tenant expense reimbursements is not, and is not intended to be, a presentation in accordance with GAAP, and a reconciliation to total revenues is provided above. We believe this information is frequently used by management, investors, and other interested parties to evaluate our performance. See “Note 2 - Significant Accounting Policies” in our condensed notes to consolidated financial statements for more information regarding our adoption of this standard.
2Includes 2020 and 2019 acquisitions and dispositions, seven improved land parcels and four properties under redevelopment as of March 31, 2020.
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

Revenues. Total revenues increased approximately $4.2 million for the three months ended March 31, 2020 compared to the same period from the prior year due primarily to property acquisitions during 2019 and 2020 and increased revenue on new and renewed leases. Cash rents on new and renewed leases totaling approximately 0.6 million square feet commencing during the three months ended March 31, 2020 increased approximately 21.9% compared to the same period from the prior year. For both the three months ended March 31, 2020 and 2019, approximately $0.6 million was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants. During the three months ended March 31, 2020, due to the effects of COVID-19, approximately $0.5 million in straight-line rent receivables was reversed.
Property operating expenses. Total property operating expenses increased approximately $1.2 million during the three months ended March 31, 2020 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.0 million attributable to property acquisitions during 2020 and 2019.
Depreciation and amortization. Depreciation and amortization increased approximately $0.7 million during the three months ended March 31, 2020 compared to the same period from the prior year primarily due to property acquisitions during 2020 and 2019.
General and administrative expenses. General and administrative expenses decreased approximately $0.2 million for the three months ended March 31, 2020 compared to the same period from the prior year.
Interest and other income. Interest and other income decreased approximately $1.0 million for the three months ended March 31, 2020 compared to the same period from the prior year primarily due to a decrease in the outstanding balance on our Senior Secured Loan and lower interest rates on our cash balances.
Interest expense, including amortization. Interest expense decreased approximately $0.3 million for the three months ended March 31, 2020 compared to the same period from the prior year primarily due to lower interest rates on our $100.0 million term loan, the payoff of a $50.0 million term loan in December 2019 and the payoff of one mortgage loan payable in January 2020 in the amount of $32.6 million.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $4.5 million for the three months ended March 31, 2020 compared to the same period from the prior year. During the three months ended March 31, 2019, we recognized a gain of approximately $4.5 million from the sale of one property. We did not sell any properties in the same period from the current year.

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
The following sets forth certain information regarding our current at-the-market common stock offering program as of March 31, 2020:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of March 31, 2020 (in thousands)
$300 Million ATM Program	May 17, 2019	$300,000	$126,068
The table below sets forth the activity under our at-the-market common stock offering program during the three months ended March 31, 2020 and 2019, respectively (in thousands, except share and price per share data):

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
March 31, 2020	427,027	$53.37	$22,458	$330
March 31, 2019	1,988,801	$41.39	$81,125	$1,194
As of March 31, 2020, we have a Senior Secured Loan outstanding to a borrower that bears interest at a fixed annual interest rate of 8.0% and matures in May 2020. The Senior Secured Loan is secured by a portfolio of six improved land parcels located primarily in Newark, New Jersey. One of the properties securing the Senior Secured Loan may be put to us as partial repayment of the Senior Secured Loan at a previously agreed upon value. This property may be called by us as partial repayment of the Senior Secured Loan at a previously agreed upon value. In addition, per the terms of the Senior Secured Loan, the borrower may repay the loan at any time with either cash or deed in lieu, with the deed subject to our approval. During the three months ended March 31, 2020, the borrower sold one of the improved land parcels that was securing the Senior Secured Loan and repaid a portion of the outstanding balance on the Senior Secured Loan. As of March 31, 2020 and December 31, 2019, there was approximately $10.9 million and $15.9 million, respectively, net of deferred loan fees of approximately $0 and $0.1 million, respectively, outstanding on the Senior Secured Loan and approximately $0 and $0.3 million, respectively, of interest receivable outstanding on the Senior Secured Loan.
As of March 31, 2020, we had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in December 2029 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022, and a $100.0 million term loan that matures in January 2022. As of both March 31, 2020 and December 31, 2019, there were no borrowings outstanding on our revolving credit facility and $100.0 million of borrowings outstanding on our term loan. As of March 31, 2020, we had one interest rate cap to hedge the variable cash flows associated with $50.0 million of our existing $100.0 million variable-rate term loan. As of December 31, 2019, we had two interest rate caps to hedge the variable cash flows associated with our existing $100.0 million variable-rate term loan. See “Note 9 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loan, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of March 31, 2020) for the revolving credit facility and 1.20% to 1.70% (1.20% as of March 31, 2020) for the $100.0 million term loan that matures in January 2022, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of March 31, 2020 and December 31, 2019.
As of March 31, 2020 and December 31, 2019, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $11.6 million and $44.3 million, respectively, and held cash and cash equivalents totaling approximately $69.7 million and $110.1 million, respectively.
The following tables summarize our debt maturities and principal payments and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the three months ended March 31, 2020 and 2019 (dollars in thousands, except share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2020 (9 months)	$—	$—	$—	$345	$345
2021	—	—	—	11,271	11,271
2022	—	100,000	50,000	—	150,000
2023	—	—	—	—	—
2024	—	—	100,000	—	100,000
Thereafter	—	—	200,000	—	200,000
Total debt	—	100,000	350,000	11,616	461,616
Deferred financing costs, net	—	(365)	(2,229)	(14)	(2,608)
Total debt, net	$—	$99,635	$347,771	$11,602	$459,008
Weighted average interest rate	n/a	2.7%	3.8%	5.5%	3.6%

	As of March 31, 2020		As of March 31, 2019
Total Debt, net	$459,008		$442,898
Equity
Common Stock
Shares Outstanding [1]	67,695,805		63,128,894
Market Price [2]	$51.75		$42.04
Total Equity	3,503,258		2,653,939
Total Market Capitalization	$3,962,266		$3,096,837
Total Debt-to-Total Investments in Properties [3]	20.9%		23.1%
Total Debt-to-Total Investments in Properties and Senior Secured Loan [4]	20.8%		22.9%
Total Debt-to-Total Market Capitalization [5]	11.6%		14.3%
Floating Rate Debt as a % of Total Debt [6]	21.7%		33.7%
Unhedged Floating Rate Debt as a % of Total Debt [7]	10.9%		—%
Mortgage Loans Payable as a % of Total Debt [8]	2.5%		10.3%
Mortgage Loans Payable as a % of Total Investments in Properties [9]	0.5%		2.4%
Adjusted EBITDA [10]	$30,193		$28,246
Interest Coverage [11]	7.5	x	6.6	x
Fixed Charge Coverage [12]	6.5	x	5.6	x
Total Debt-to-Adjusted EBITDA [13]	3.8	x	3.9	x
Weighted Average Maturity of Total Debt (years)	5.2		4.4
1Includes 438,835 and 389,852 shares of unvested restricted stock outstanding as of March 31, 2020 and 2019, respectively.
2Closing price of our shares of common stock on the New York Stock Exchange on March 31, 2020 and March 29, 2019, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including three properties held for sale with a gross book value of approximately $39.1 million and accumulated depreciation and amortization of $7.2 million.
4Total debt-to-total investments in properties and Senior Secured Loan is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including three properties held for sale with a gross book value of approximately $39.1 million and accumulated depreciation and amortization of $7.2 million, and total Senior Secured Loan, net of deferred loan fees of approximately $0 and $0.1 million, as of March 31, 2020 and 2019, respectively.
5Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of March 31, 2020 and 2019, respectively.
6Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Floating rate debt includes $100.0 million variable-rate term loan borrowings, of which $50.0 million is subject to interest rate caps of 4.0% plus 1.20% to 1.70%, depending on leverage as of March 31, 2020, and $150.0 million variable-rate term loan borrowings subject to interest rate caps of 4.0% plus 1.20% to 1.70% as of March 31, 2019. See “Note 9 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
7Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Hedged debt includes $50.0 million of our variable-rate term loan borrowings subject to interest rate caps of 4.0% plus 1.20% to 1.70%, depending on leverage as of March 31, 2020 and $150.0 million variable rate term loan borrowings subject to interest rate caps of 4.0% plus 1.20% to 1.70% as of March 31, 2019. See “Note 9 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
8Mortgage loans payable as a percentage of total debt is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs.
9Mortgage loans payable as a percentage of total investments in properties is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total investments in properties, including three properties held for sale with a gross book value of approximately $39.1 million and accumulated depreciation and amortization of $7.2 million.
10Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the three months ended March 31, 2020 and 2019, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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
The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2020:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2020	Common stock	$0.27	February 5, 2020	March 27, 2020	April 10, 2020
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $22.2 million for the three months ended March 31, 2020 compared to approximately $19.8 million for the three months ended March 31, 2019. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2020 and 2019 and same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $36.2 million and $27.7 million, respectively, for the three months ended March 31, 2020 and 2019, which consisted primarily of cash paid for property acquisitions of approximately $30.1 million and $25.8 million, respectively, additions to capital improvements of approximately $11.1 million and $13.9 million, respectively and partially offset by net proceeds from sales of real estate investments of approximately $0 and $12.0 million, respectively, and partial repayment of our Senior Secured Loan of approximately $5.0 million and $0, respectively.
Cash From Financing Activities. Net cash used in financing activities was approximately $28.7 million for the three months ended March 31, 2020, which consisted primarily of approximately $22.5 million in net common stock issuance proceeds, offset by approximately $18.2 million in equity dividend payments and $32.7 million in payments on mortgage loan payable. Net cash provided by financing activities was approximately $35.8 million for the three months ended March 31, 2019, which consisted primarily of approximately $73.8 million in net common stock issuance proceeds, partially offset by $19.0 million in net borrowing repayments on our Facility and approximately $14.6 million in equity dividend payments.
Critical Accounting Policies
A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and in the condensed notes to consolidated financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
As of May 5, 2020, we have one outstanding contract with a third-party seller to acquire one industrial property. There is no assurance that we will acquire the property under contract because the proposed acquisition is subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes certain information with respect to the property we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area	—	—	—	—
Seattle	1	13,000	5,700	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—
Total	1	13,000	$5,700	$—
The following table summarizes our contractual obligations due by period as of March 31, 2020 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$463	$161,153	$100,000	$200,000	$461,616
Debt interest payments	13,843	25,644	20,545	25,668	85,700
Operating lease commitments	272	348	—	—	620
Redevelopment obligations	289	—	—	—	289
Purchase obligations	5,700	—	—	—	5,700
Total	$20,567	$187,145	$120,545	$225,668	$553,925
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

The following table reflects the calculation of FFO reconciled from net income for the three months ended March 31, 2020 and 2019 (dollars in thousands except per share data):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net income	$12,856	$15,532	$(2,676)	(17.2)%
Gain on sales of real estate investments	—	(4,465)	4,465	n/a
Depreciation and amortization
Depreciation and amortization	11,100	10,415	685	6.6%
Non-real estate depreciation	(26)	(28)	2	(7.1)%
Allocation to participating securities [1]	(154)	(135)	(19)	14.1%
Funds from operations attributable to common stockholders [2]	$23,776	$21,319	$2,457	11.5%
Basic FFO per common share	$0.35	$0.35	$—	—%
Diluted FFO per common share	$0.35	$0.35	$—	—%

Weighted average basic common shares	67,062,582	61,456,965
Weighted average diluted common shares	67,469,721	61,604,250
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 434,538 and 389,518 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2020 and 2019, respectively.
2Includes performance share award expense of approximately $1.5 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively. See “Note 11 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our performance share awards.
FFO increased by approximately $2.5 million for the three months ended March 31, 2020 as compared to the same period from the prior year due primarily to property acquisitions during 2019 and 2020, a decrease of share award expense and same store NOI growth of approximately $0.4 million for the three months ended March 31, 2020, compared to the same period from the prior year. The FFO increase was partially offset by increased weighted average common shares outstanding for the three months ended March 31, 2020 compared to the same period from the prior year. In addition, due to the effects of COVID-19, the future contractual lease payments of certain of our tenants were not probable and as such, approximately $0.5 million in straight-line rent receivables was reversed during the three months ended March 31, 2020.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net income	$12,856	$15,532	$(2,676)	(17.2)%
Gain on sales of real estate investments	—	(4,465)	4,465	n/a
Depreciation and amortization	11,100	10,415	685	6.6%
Interest expense, including amortization	4,006	4,264	(258)	(6.1)%
Stock-based compensation	2,179	2,500	(321)	(12.8)%
Acquisition costs	52	—	52	n/a
Adjusted EBITDA	$30,193	$28,246	$1,947	6.9%
The analysis of our results below for the three months ended March 31, 2020 and 2019 includes the changes attributable to same store properties. The same store pool for the comparison of the three months ended March 31, 2020 and 2019 includes all properties that were owned and in operation as of March 31, 2020 and since January 1, 2019 and excludes properties that were either disposed of prior to, or in redevelopment as of March 31, 2020. As of March 31, 2020, the same store pool consisted of 202 buildings (including three properties held for sale) aggregating approximately 12.5 million square feet representing approximately 94.0% of our total square feet owned and 14 improved land parcels consisting of 54.2 acres. As of March 31, 2020, the non-same store properties, which we acquired, redeveloped, or sold during 2019 and 2020 or which were in redevelopment as of March 31, 2020, consisted of 17 buildings aggregating approximately 0.9 million square feet, seven improved land parcels containing approximately 28.0 acres and four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion. As of March 31, 2020 and 2019, our consolidated same store pool occupancy was approximately 98.1% and 98.2%, respectively.
The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net income [1]	$12,856	$15,532	$(2,676)	(17.2)%
Depreciation and amortization	11,100	10,415	685	6.6%
General and administrative	5,758	5,963	(205)	(3.4)%
Acquisition costs	52	—	52	n/a
Total other income and expenses	3,442	(1,723)	5,165	n/a
Net operating income	33,208	30,187	3,021	10.0%
Less non-same store NOI [2]	(3,426)	(851)	(2,575)	302.6%
Same store NOI [3]	$29,782	$29,336	$446	1.5%
Less straight-line rents and amortization of lease intangibles [4]	(832)	(1,624)	792	(48.8)%
Cash-basis same store NOI [3]	$28,950	$27,712	$1,238	4.5%
1Includes approximately $0 of lease termination income for both the three months ended March 31, 2020 and 2019.
2Includes 2019 and 2020 acquisitions and dispositions, seven improved land parcels and four properties under redevelopment.
3Includes approximately $0 of lease termination income for both the three months ended March 31, 2020 and 2019.
4Includes straight-line rents and amortization of lease intangibles for the same store pool only. Also includes approximately $0.5 million in straight-line rent receivable reversal due to the effects of COVID-19 during the three months ended March 31, 2020.
Cash-basis same store NOI increased by approximately $1.2 million for the three months ended March 31, 2020 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases. For both the three months ended March 31, 2020 and 2019, total contractual rent abatements of approximately $0.6 million were given to certain tenants in the same-store pool and approximately $0 in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.1 million of the increase in cash-basis same store NOI for the three months ended March 31, 2020 related to properties that were acquired vacant or with near term expirations in 2018.

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
As of March 31, 2020, we had $100.0 million of borrowings outstanding under our Facility. Of the $100.0 million outstanding on the Facility, $50.0 million is subject to interest rate caps. See “Note 9 - Derivative Financial Instruments” in the condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 2.7% as of March 31, 2020. If the LIBOR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.3 million annually on the total of the outstanding balances on our Facility as of March 31, 2020.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 1A. Risk Factors
The following risk factor supplements the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with the other risk factors presented in our Annual Report on Form 10-K.
The outbreak of the novel coronavirus (COVID-19) has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies and could materially and adversely impact our business, financial condition and results of operations and the business, financial condition and results of operations of our tenants.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. COVID-19 has caused, and could continue to cause, significant disruptions to the U.S. and global economies and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually and rapidly evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and/or mandatory closures of businesses. Certain states and cities, including where our headquarters and our properties are located, have also reacted by instituting quarantines, restrictions on travel, “shelter-in-place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.
The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted accurately, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19 on our business and businesses of our tenants. Nevertheless, COVID-19 and actions taken to contain it or mitigate its impact may materially and adversely affect our businesses, financial condition and results of operations and may also have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019. Such risks and potential material adverse impacts include:
•the complete or partial closure of, or other operational restrictions or other issues at, one or more of our properties resulting from government or tenant action has had, and could continue to have, a material adverse impact on our operations and those of our tenants and third-party property managers;
•reduced economic activity impacting the businesses, financial condition and liquidity of our tenants, could cause one or more of our tenants, including certain significant tenants, or one or more of our third-party managers, to be unable to meet their rent payment or other obligations to us in full, or at all, to otherwise seek modifications of such obligations, including rent payment deferrals, or to file for bankruptcy protection. With regard to rent billed for April 2020, we received, as of May 1, 2020, approximately 84% of such rent in cash and 11% by applying security deposits. As of May 1, 2020:
◦170 tenants, representing 34% of our 498 total tenants’ leases had requested rent deferral or abatement. Such requests aggregated 6.5% of our annualized base rent as of April 1, 2020;

◦Of the 170 requests, we granted rent deferrals to 49 tenants aggregating 2.0% of annualized base rent (29% of total requests by number and 31% by dollar amount). Deferrals granted represent 76% of the total dollar requests from those 49 tenants. We did not grant any rent abatement;

◦We denied 67 tenant requests aggregating 2.5% of annualized base rent (39% of total requests by number and 38% by dollar amount). 46 tenants aggregating 1.2% of annualized base rent requesting rent deferral or abatement rescinded their requests (27% of requests by number and 18% by dollar amount);

◦We are still in discussions with eight tenants who are requesting 0.2% of our annualized base rent in rent deferral or abatement (5% of requests by number and 3% by dollar amount); and

◦We may in the future amend or enter into additional rent deferral agreements.

•our inability to renew leases, lease vacant space, including vacant space from tenant defaults, or re-lease space as leases expire on favorable terms, or at all, including in the current slowing leasing environment could result in lower rental revenues or cause interruptions or delays in the receipt, or non-receipt, of rental payments;
•state, local or industry-initiated efforts, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions may affect our ability to collect rent or enforce remedies for the failure to pay rent;
•a general decline in business activity and demand for real estate transactions, including the reduced activity in the current environment could adversely affect our ability or desire to grow through investments in industrial properties or make strategic dispositions;
•severe disruption and instability in the U.S. and global financial markets or deteriorations in credit and financing conditions could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business activities and repay debt on a timely basis;
•disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis or at all, including as a result of restrictions on construction activity could cause delays in completing ongoing or future construction or re-development projects;
•the potential negative impact of COVID-19 on the health of our personnel, particularly if a significant number of our senior management group or key employees are impacted, could result in a deterioration in our ability to ensure business continuity;
•limited access to our facilities, and to, or among, our management, tenants, support staff, third-party property managers and professional advisors could decrease the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, increase our susceptibility to security breaches, or hamper our ability to comply with regulatory obligations and lead to reputational harm and regulatory issues or fines;
•any inability for us to effectively manage our portfolio and manage our operations or any inability of our third-party property managers to provide services to us while working remotely during the COVID-19 pandemic and for a time after such pandemic could adversely impact our business;
•our potential inability to comply with financial covenants of our credit facility and other debt agreements could result in default and potential acceleration of indebtedness and impact our ability to make additional borrowings under our credit facility or other borrowings in the future.
Except to the extent updated above or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
(a)Not Applicable.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
January 1, 2020 - January 31, 2020	—		$—	N/A	N/A
February 1, 2020 - February 29, 2020	4,510		61.76	N/A	N/A
March 1, 2020 - March 31, 2020	—		—	N/A	N/A
	4,510	[1]	$61.76	N/A	N/A

1Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 6, 2020.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 6, 2020.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated May 6, 2020.

32.1**	18 U.S.C. § 1350 Certification dated May 6, 2020.

32.2**	18 U.S.C. § 1350 Certification dated May 6, 2020.

32.3**	18 U.S.C. § 1350 Certification dated May 6, 2020.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

May 6, 2020	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

May 6, 2020	By:	/s/ Michael A. Coke
Michael A. Coke
President

May 6, 2020	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer