Form 10-Q
period 2020-06-30
Terreno Realty Corp
filed 2020-08-05
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 68,322,713 shares of its common stock, $0.01 par value per share, outstanding as of August 3, 2020.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments in real estate
Land	$1,077,501	$1,055,146
Buildings and improvements	901,215	909,201
Construction in progress	89,813	101,253
Intangible assets	87,791	88,594
Total investments in properties	2,156,320	2,154,194
Accumulated depreciation and amortization	(218,971)	(208,279)
Net investments in properties	1,937,349	1,945,915
Properties held for sale, net	11,825	—
Net investments in real estate	1,949,174	1,945,915
Cash and cash equivalents	148,269	110,082
Restricted cash	515	2,657
Senior secured loan, net	—	15,858
Other assets, net	37,448	33,952
Total assets	$2,135,406	$2,108,464
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable, net	99,687	99,583
Senior unsecured notes, net	347,869	347,674
Mortgage loans payable, net	11,488	44,318
Security deposits	14,368	14,149
Intangible liabilities, net	25,867	28,127
Dividends payable	18,485	18,158
Performance share awards payable	5,069	11,633
Accounts payable and other liabilities	23,307	27,699
Total liabilities	546,140	591,341
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 68,322,213 and 67,252,787 shares issued and outstanding, respectively	684	673
Additional paid-in capital	1,587,057	1,514,266
Common stock held in deferred compensation plan, 139,224 and 0 shares at June 30, 2020 and December 31, 2019, respectively	(7,546)	—
Retained earnings	9,389	2,621
Accumulated other comprehensive loss	(318)	(437)
Total stockholders’ equity	1,589,266	1,517,123
Total liabilities and equity	$2,135,406	$2,108,464
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Rental revenues and tenant expense reimbursements	$45,742	$41,730	$90,858	$82,610
Total revenues	45,742	41,730	90,858	82,610
COSTS AND EXPENSES
Property operating expenses	11,934	10,709	23,842	21,402
Depreciation and amortization	11,459	10,648	22,559	21,063
General and administrative	5,665	6,757	11,423	12,720
Acquisition costs	11	1	63	1
Total costs and expenses	29,069	28,115	57,887	55,186
OTHER INCOME (EXPENSE)
Interest and other income	190	817	754	2,339
Interest expense, including amortization	(3,909)	(4,053)	(7,915)	(8,317)
Gain on sales of real estate investments	17,750	—	17,750	4,465
Total other income (expense)	14,031	(3,236)	10,589	(1,513)
Net income	30,704	10,379	43,560	25,911
Allocation to participating securities	(194)	(64)	(277)	(162)
Net income available to common stockholders	$30,510	$10,315	$43,283	$25,749
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.45	$0.16	$0.64	$0.41
Net income available to common stockholders - diluted	$0.45	$0.16	$0.64	$0.41
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	67,622,005	63,780,645	67,342,293	62,625,224
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	68,029,144	64,075,215	67,749,432	62,919,794
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$30,704	$10,379	$43,560	$25,911
Other comprehensive income (loss):
Cash flow hedge adjustment	46	92	119	155
Comprehensive income	$30,750	$10,471	$43,679	$26,066
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)
Six months ended June 30, 2020:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	Amount				Retained Earnings		Total
Balance as of December 31, 2019	67,252,787	$673	$1,514,266	—	$—	$2,621	$(437)	$1,517,123
Net income	—	—	—	—	—	12,856	—	12,856
Issuance of common stock, net of issuance costs of $426	562,521	4	29,647	—	—	—	—	29,651
Repurchase of common stock related to employee awards	(4,510)	—	(240)	—	—	—	—	(240)
Issuance of restricted stock	20,501	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,573	—	—	—	—	1,573
Common stock dividends ($0.27 per share)	—	—	—	—	—	(18,314)	—	(18,314)
Deposits to deferred compensation plan	(135,494)	—	7,346	135,494	(7,346)	—	—	—
Other comprehensive income	—	—	—	—	—	—	73	73
Balance as of March 31, 2020	67,695,805	$677	$1,552,592	135,494	$(7,346)	$(2,837)	$(364)	$1,542,722
Net income	—	—	—	—	—	30,704	—	30,704
Issuance of common stock, net of issuance costs of $630	630,490	7	32,068	—	—	—	—	32,075
Forfeiture of common stock related to employee awards	(352)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,197	—	—	—	—	2,197
Common stock dividends ($0.27 per share)	—	—	—	—	—	(18,478)	—	(18,478)
Deposits to deferred compensation plan	(3,730)	—	200	3,730	(200)	—	—	—
Other comprehensive income	—	—	—	—	—	—	46	46
Balance as of June 30, 2020	68,322,213	$684	$1,587,057	139,224	$(7,546)	$9,389	$(318)	$1,589,266

Six months ended June 30, 2019:

	Common Stock		Additional Paid- in Capital		Accumulated Other Comprehensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance as of December 31, 2018	61,013,711	$610	$1,233,763	$14,185	$(761)	$1,247,797
Net income	—	—	—	15,532	—	15,532
Issuance of common stock, net of issuance costs of $1,427	2,184,888	22	87,902	—	—	87,924
Repurchase of common stock related to employee awards	(99,999)	—	(3,959)	—	—	(3,959)
Issuance of restricted stock	30,294	—	—	—	—	—
Stock-based compensation	—	—	928	—	—	928
Common stock dividends ($0.24 per share)	—	—	—	(15,109)	—	(15,109)
Other comprehensive income	—	—	—	—	63	63
Balance as of March 31, 2019	63,128,894	$632	$1,318,634	$14,608	$(698)	$1,333,176
Net income	—	—	—	10,379	—	10,379
Issuance of common stock, net of issuance costs of $1,718	2,386,470	24	106,958	—	—	106,982
Forfeiture of common stock related to employee awards	(19,651)	—	—	—	—	—
Stock-based compensation	—	—	1,268	—	—	1,268
Common stock dividends ($0.24 per share)	—	—	—	(15,719)	—	(15,719)
Other comprehensive income	—	—	—	—	92	92
Balance as of June 30, 2019	65,495,713	$656	$1,426,860	$9,268	$(606)	$1,436,178

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,560	$25,911
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(1,218)	(1,685)
Amortization of lease intangibles	(2,748)	(1,888)
Depreciation and amortization	22,559	21,063
Gain on sales of real estate investments	(17,750)	(4,465)
Deferred financing cost amortization	692	779
Deferred senior secured loan fee amortization	(57)	(446)
Stock-based compensation	4,495	6,160
Changes in assets and liabilities
Other assets	(3,111)	(1,670)
Accounts payable and other liabilities	(1,049)	186
Net cash provided by operating activities	45,373	43,945
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(40,374)	(73,210)
Proceeds from sales of real estate investments, net	49,690	11,980
Additions to construction in progress	(4,742)	(13,810)
Additions to buildings, improvements and leasing costs	(14,953)	(18,017)
Repayments on senior secured loan	15,915	—
Net cash provided by (used in) investing activities	5,536	(93,057)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	55,492	191,018
Issuance costs on issuance of common stock	(805)	(2,761)
Repurchase of common stock	(240)	(3,959)
Borrowings on credit facility	—	17,000
Payments on credit facility	—	(36,000)
Payments on mortgage loan payable	(32,846)	(749)
Dividends paid to common stockholders	(36,465)	(29,752)
Net cash (used in) provided by financing activities	(14,864)	134,797
Net increase in cash and cash equivalents and restricted cash	36,045	85,685
Cash and cash equivalents and restricted cash at beginning of period	112,739	34,479
Cash and cash equivalents and restricted cash at end of period	$148,784	$120,164
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$8,394	$9,763
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	9,426	9,575
Non-cash issuance of common stock to the deferred compensation plan	(7,546)	—
Lease liability arising from recognition of right-of-use asset	523	766
Non-cash repayment of senior secured loan	—	(39,085)
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$41,057	$80,310
Assumption of other assets and liabilities	(683)	(7,100)
Net cash paid for property acquisitions	$40,374	$73,210

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of June 30, 2020, the Company owned 218 buildings (including one building held for sale) aggregating approximately 13.1 million square feet, 22 improved land parcels consisting of approximately 85.0 acres and two properties under redevelopment expected to contain approximately 0.5 million square feet upon completion.
The Company is an internally managed Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2010.
Note 2. Significant Accounting Policies
Basis of Presentation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim consolidated financial statements include all of the Company’s accounts and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the notes thereto, which was filed with the Securities and Exchange Commission on February 6, 2020.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three or six months ended June 30, 2020 or 2019.
Loans Held-for-Investment. Loans that are held-for-investment are carried at cost, net of loan fees and origination costs, as applicable, unless the loans are deemed impaired. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of loans that are held-for-investment. Prior to the adoption of ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), the Company evaluated its senior secured loan (the “Senior Secured Loan”), which was classified as held-for-investment, for impairment quarterly. If the Senior Secured Loan was considered to be impaired, the Company would record an allowance through the provision for Senior Secured Loan losses to reduce the carrying value of the Senior Secured Loan to the present value of expected future cash flows discounted at the Senior Secured Loan’s contractual effective rate or the fair value of the collateral, if repayment was expected solely from the collateral. Actual losses, if any, could differ significantly from the Company’s estimates. The Senior Secured Loan was fully repaid during the three months ended June 30, 2020 and there were no impairment charges recorded to the carrying value of the Senior Secured Loan during the three or six months ended June 30, 2020 or 2019.
On January 1, 2020, the Company adopted ASC 326 on a prospective basis, which had no material impact to the Company's consolidated financial statements. ASC 326 replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information used under the incurred losses model. Under ASC 326, the Company is required to re-evaluate the expected loss of its loans portfolio at each balance sheet date. For the three and six months ended June 30, 2020, the Company had no allowances for loan losses.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $1.3 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $2.7 million and $1.9 million, for the six months ended June 30, 2020 and 2019, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of June 30, 2020 is 8.1 years. As of June 30, 2020 and December 31, 2019, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	June 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$83,829	$(62,391)	$21,438	$84,425	$(59,504)	$24,921
Above-market leases	3,966	(3,732)	234	4,169	(3,853)	316
Below-market leases	(44,321)	18,454	(25,867)	(44,099)	15,972	(28,127)
Total	$43,474	$(47,669)	$(4,195)	$44,495	$(47,385)	$(2,890)
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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Beginning
Cash and cash equivalents at beginning of period	$110,082	$31,004
Restricted cash	2,657	3,475
Cash and cash equivalents and restricted cash	112,739	34,479
Ending
Cash and cash equivalents at end of period	148,269	117,188
Restricted cash	515	2,976
Cash and cash equivalents and restricted cash	148,784	120,164
Net increase in cash and cash equivalents and restricted cash	$36,045	$85,685
Revenue Recognition. The Company records rental revenue from operating leases on a straight-line basis over the term of the leases and maintains an allowance for estimated losses that may result from the inability of its tenants to make required payments. If tenants fail to make contractual lease payments that are greater than the Company’s allowance for doubtful accounts, security deposits and letters of credit, then the Company may have to recognize additional doubtful account charges in future periods. The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis by reviewing their financial condition periodically as appropriate. Each period the Company reviews its outstanding accounts receivable, including straight-line rents, for doubtful accounts and provides allowances as needed. The Company also records lease termination fees when a tenant has executed a definitive termination agreement with the Company and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to the Company. If a tenant remains in the leased space following the execution of a definitive termination agreement, the applicable termination will be deferred and recognized over the term of such tenant’s occupancy. Tenant expense reimbursement income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as revenues during the same period the related expenses are incurred. Consistent with the Financial Accounting Standards Board staff question-and-answer document released on April 10, 2020, the Company elected to account for lease concessions related to the effects of COVID-19 as though no lease modification was made in instances where total contractual lease payments over the term of the lease were unchanged. Due to the effects of COVID-19, the future contractual lease payments of certain of the Company's tenants were not probable and as such, approximately $0.4 million and $0.9 million straight-line rent receivables was reversed during the three and six months ended June 30, 2020, respectively.
As of June 30, 2020 and December 31, 2019, approximately $29.0 million and $27.4 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $1.1 million and $0.2 million as of June 30, 2020 and December 31, 2019, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
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
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $8.8 million and $8.3 million as of June 30, 2020 and December 31, 2019, respectively.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of June 30, 2020 and December 31, 2019, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.
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
In addition, the Company has awarded long-term incentive target awards (the “Performance Share awards”) under its Amended and Restated Long-Term Incentive Plan (as amended and restated the “Amended LTIP”), which the Company amended and restated on January 8, 2019, to its executives that may be payable in shares of the Company’s common stock after the conclusion of each preestablished performance measurement period, which is generally three years. The amount that may be earned is variable depending on the relative total shareholder return of the Company’s common stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the pre-established performance measurement period. Under the Amended LTIP, each participant’s Performance Share award granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with Performance Share awards granted on or after January 1, 2019, the grant date fair value of the Performance Share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period. For Performance Share awards granted prior to January 1, 2019, the Company estimates the fair value of the Performance Share awards using a Monte Carlo simulation model on the date of grant and at each reporting period. The Performance Share awards granted prior to January 1, 2019 are recognized as compensation expense over the requisite performance period based on the fair value of the Performance Share awards at the balance sheet date, which varies quarter to quarter based on the Company’s relative share price performance, and are included as a component of performance share awards payable in the accompanying consolidated balance sheets.
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
As of June 30, 2020, the Company owned 62 buildings aggregating approximately 3.6 million square feet and nine land parcels consisting of approximately 48.8 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 26.9% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of June 30, 2020, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of June 30, 2020.
Note 4. Investments in Real Estate
During the three months ended June 30, 2020, the Company acquired one industrial building containing approximately 13,000 square feet and one improved land parcel containing approximately 2.8 acres. The total aggregate initial investment, including acquisition costs, was approximately $10.5 million, of which $9.0 million was recorded to land, $1.2 million to buildings and improvements, and $0.3 million to intangible assets. Additionally, the Company assumed $0.1 million in intangible liabilities.
During the six months ended June 30, 2020, the Company acquired two industrial buildings containing approximately 79,000 square feet and two improved land parcels containing approximately 5.5 acres. The total aggregate initial investment, including acquisition costs, was approximately $41.1 million, of which $30.9 million was recorded to land, $8.9 million to buildings and improvements, and $1.3 million to intangible assets. Additionally, the Company assumed $0.6 million in intangible liabilities.
The Company recorded revenues and net income for the three months ended June 30, 2020 of approximately $0.5 million and $0.4 million, respectively, and recorded revenues and net income for the six months ended June 30, 2020 of approximately $0.6 million and $0.5 million, respectively, related to the 2020 acquisitions.
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
During the six months ended June 30, 2019, the Company acquired four industrial buildings containing approximately 165,000 square feet, and two improved land parcels containing approximately 19.7 acres. The total aggregate initial investment, including acquisition costs, was approximately $119.4 million, of which $94.4 million was recorded to land, $17.8 million to buildings and improvements, and $7.2 million to intangible assets. Additionally, the Company assumed $6.4 million in intangible liabilities.
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
As of June 30, 2020, the Company had two properties under redevelopment expected to contain approximately 0.5 million square feet upon completion with a total expected investment of approximately $97.0 million, including redevelopment costs, capitalized interest and other costs of approximately $89.8 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.4 million and $0.8 million, respectively, during the three months ended June 30, 2020 and 2019 and approximately $1.0 million and $1.6 million, respectively, during the six months ended June 30, 2020 and 2019.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of June 30, 2020, the Company had entered into an agreement with a third-party purchaser to sell one property located in the Miami, Florida market for a sales price of approximately $22.2 million (net book value of approximately $11.8 million). The sale of the property is subject to various closing conditions.
The following summarizes the condensed results of operations of the property held for sale as of June 30, 2020 for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$370	$243	$740	$554
Property operating expenses	(117)	(99)	(210)	(200)
Depreciation and amortization	(102)	(105)	(204)	(209)
Income from operations	$151	$39	$326	$145
During the six months ended June 30, 2020, the Company sold three properties located in the Washington, D.C. market for a total aggregate sales price of approximately $51.3 million, resulting in a gain of approximately $17.8 million.
During the six months ended June 30, 2019, the Company sold one property located in the Los Angeles market for a sales price of approximately $12.4 million, resulting in a gain of approximately $4.5 million.

Note 6. Senior Secured Loan
The Company had a Senior Secured Loan outstanding to a borrower that bore interest at an annual interest rate of 8.0% and was fully repaid during the three months ended June 30, 2020. The Senior Secured Loan was secured by a portfolio of six improved land parcels located primarily in Newark, New Jersey. As of June 30, 2020 and December 31, 2019, there was approximately $0 and $15.9 million, respectively, net of deferred loan fees of approximately $0 and $0.1 million, respectively, outstanding on the Senior Secured Loan and approximately $0 and $0.3 million, respectively, of interest receivable outstanding on the Senior Secured Loan. Interest receivable is included as a component of other assets in the accompanying consolidated balance sheets.
Note 7. Debt
As of June 30, 2020, the Company had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026,$50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in December 2029 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022, and a $100.0 million term loan that matures in January 2022. As of both June 30, 2020 and December 31, 2019, there were no borrowings outstanding on the revolving credit facility and $100.0 million of borrowings outstanding on the term loan. As of June 30, 2020, the Company had one interest rate cap to hedge the variable cash flows associated with its $100.0 million term loan. As of December 31, 2019, the Company had two interest rate caps to hedge the variable cash flows associated with its existing $100.0 million variable-rate term loan. See “Note 9 - Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.
The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loan, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of June 30, 2020) for the revolving credit facility and 1.20% to 1.70% (1.20% as of June 30, 2020) for the $100.0 million term loan that matures in January 2022, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of June 30, 2020 and December 31, 2019.
As of June 30, 2020, the Company had one mortgage loan payable, net of deferred financing costs, totaling approximately $11.5 million, which bore interest at a weighted average fixed annual rate of 5.5%. The mortgage loan payable is collateralized by one property, is non-recourse and requires monthly interest and principal payments until it matures in April 2021. As of December 31, 2019, the Company had two mortgage loans payable, net of deferred financing costs, totaling approximately $44.3 million, which bore interest at a weighted average fixed annual interest rate of 4.1%. As of June 30, 2020 and December 31, 2019, the total gross book value of the properties securing the debt was approximately $33.9 million and $114.9 million, respectively.

The scheduled principal payments of the Company’s debt as of June 30, 2020 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Mortgage Loan Payable	Total Debt
2020 (6 months)	$—	$—	$—	$231	$231
2021	—	—	—	11,271	11,271
2022	—	100,000	50,000	—	150,000
2023	—	—	—	—	—
2024	—	—	100,000	—	100,000
Thereafter	—	—	200,000	—	200,000
Total debt	—	100,000	350,000	11,502	461,502
Deferred financing costs, net	—	(313)	(2,131)	(14)	(2,458)
Total debt, net	$—	$99,687	$347,869	$11,488	$459,044
Weighted average interest rate	n/a	1.7%	3.8%	5.5%	3.4%

Note 8. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of June 30, 2020. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2020	$67,785
2021	126,306
2022	108,402
2023	87,933
2024	68,909
Thereafter	152,328
Total	$611,663

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
As of June 30, 2020, the Company had one interest rate cap to hedge the variable cash flows associated with $50.0 million of its existing $100.0 million variable-rate term loan. The cap has a notional value of $50.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021. The Company previously had an additional interest rate cap with a notional value of $50.0 million (which expired on February 3, 2020) to hedge the variable cash flows associated with $50.0 million of its existing $100.0 million variable-rate term loan. The Company is required to make certain monthly variable rate payments on the term loan, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.
The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Interest Rate Strike	Fair Value		Notional Amount
				June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Assets:
Interest rate cap	12/1/2014	5/4/2021	4.0%	$—	$—	$50,000	$50,000
Interest rate cap	9/1/2015	2/3/2020	4.0%	—	—	—	50,000
Total				$—	$—	$50,000	$100,000
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
The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$—	$89	$—	$176
Amount of gain reclassified from AOCI into interest expense (effective portion)	$46	$89	$119	$176
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
Recurring Measurements – Interest Rate Contracts

Fair Value of Interest Rate Caps
Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of June 30, 2020, the Company applied the provisions of this standard to the valuation of its interest rate caps.
The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (dollars in thousands):

Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate caps at:
June 30, 2020	$—	$—	$—	$—
December 31, 2019	$—	$—	$—	$—
Financial Instruments Disclosed at Fair Value
As of June 30, 2020 and December 31, 2019, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs. The fair value of the Company’s Senior Secured Loan approximated its carrying value because the interest rate approximates the market lending rate available to the borrower, which is a Level 2 input.
The following table sets forth the carrying value and the estimated fair value of the Company’s Senior Secured Loan and debt as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Assets
Senior secured loan at:
June 30, 2020	$—	$—	$—	$—	$—
December 31, 2019	$15,915	$—	$15,915	$—	$15,858
Liabilities
Debt at:
June 30, 2020	$495,763	$—	$495,763	$—	$459,044
December 31, 2019	$503,028	$—	$503,028	$—	$491,575

Note 11. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million ($93.3 million remaining as of June 30, 2020) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $300 Million ATM Program, the Company had a $250.0 million ATM program (the “$250 Million ATM Program”), which was substantially utilized as of May 31, 2019 and which is no longer active. Actual sales under the $300 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three and six months ended June 30, 2020, the Company issued an aggregate of 619,300 and 1,046,327 shares, respectively, of common stock at a weighted average offering price of $52.81 and $53.04 per share, respectively, under the $300 Million ATM Program, resulting in net proceeds of approximately $32.2 million and $54.7 million, respectively, and paying total compensation to the applicable sales agents of approximately $0.5 million and $0.8 million, respectively. During the three and six months ended June 30, 2019, the Company issued an aggregate of 2,375,270 and 4,364,071 shares, respectively, of common stock at a weighted average offering price of $45.76 and $43.77 per share, respectively, under the $300 Million ATM Program and the $250 Million ATM Program, resulting in net proceeds of approximately $107.1 million and $188.2 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.6 million and $2.8 million, respectively.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2020. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2020, the Company had not repurchased any shares of stock pursuant to its share repurchase program.

In connection with the Annual Meeting of Stockholders on May 5, 2020, the Company granted a total of 11,190 shares of the Company's common unrestricted stock to its independent directors under the 2019 Plan with a grant date fair value per share of $53.62. The grant date fair value of the common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.6 million in compensation costs for both the three and six months ended June 30, 2020 related to this issuance.
In 2019, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three and six months ended June 30, 2020, 3,730 and 139,224 shares, respectively, of common stock were deposited into the Deferred Compensation Plan.
As of June 30, 2020, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 1,429,652 were remaining available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to June 30, 2020 ranged from $14.20 to $58.08. The fair value of the restricted stock that was granted during the six months ended June 30, 2020 was approximately $1.2 million and the vesting period for the restricted stock is three years. As of June 30, 2020, the Company had approximately $5.8 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.5 years. The Company recognized compensation costs of approximately $0.7 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $1.4 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the six months ended June 30, 2020:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2019	426,770	$28.20
Granted	20,501	58.08
Forfeited	(352)	32.45
Vested	(8,436)	31.89
Non-vested shares outstanding as of June 30, 2020	438,483	$29.52
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of June 30, 2020:

Non-vested Shares Vesting Schedule	Number of Shares
2020 (6 months)	287,500
2021	14,852
2022	13,812
2023	38,762
2024	83,557
Thereafter	—
Total Non-vested Shares	438,483
Long-Term Incentive Plan:
As of June 30, 2020, there are three open performance measurement periods for the Performance Share awards: January 1, 2018 to December 31, 2020, January 1, 2019 to December 31, 2021, and January 1, 2020 to December 31, 2022. During the six months ended June 30, 2020, the Company issued 135,494 shares of common stock at a price of $54.22 per share related to the Performance Share awards for the performance period from January 1, 2017 to December 31, 2019. The expense related to the open Performance Share awards granted prior to January 1, 2019 varies quarter to quarter based on the Company’s relative share price performance.
The following table summarizes certain information with respect to the Performance Share awards granted prior to January 1, 2019 (dollars in thousands):

Fair Value Performance Share Period	Fair Value June 30, 2020	Accrual June 30, 2020	Expense for the Three Months Ended June 30,		Expense for the Six Months Ended June 30,
			2020	2019	2020	2019
January 1, 2018 - December 31, 2020	$6,091	$5,069	$119	$1,295	$725	$1,886
January 1, 2017 - December 31, 2019	—	—	—	1,097	—	1,884
Total	$6,091	$5,069	$119	$2,392	$725	$3,770

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

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant	Expense for the Three Months Ended June 30,		Expense for the Six Months Ended June 30,
		2020	2019	2020	2019
January 1, 2019 - December 31, 2021	$4,829	$402	$403	$804	$805
January 1, 2020 - December 31, 2022	5,572	465	—	930	—
Total	$10,401	$867	$403	$1,734	$805
Dividends:
The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2020:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2020	Common stock	$0.27	February 5, 2020	March 27, 2020	April 10, 2020
June 30, 2020	Common stock	$0.27	May 5, 2020	June 30, 2020	July 14, 2020

Note 12. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for both the three and six months ended June 30, 2020 and 2019.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 438,595 and 385,587 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2020 and 2019, respectively, and 436,567 and 387,542 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2020 and 2019, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 407,139 and 294,570 for both the three and six months ended June 30, 2020 and 2019, respectively.
Note 13. Commitments and Contingencies
Contractual Commitments. As of August 4, 2020, the Company has one outstanding contract with a third-party seller to acquire one improved land parcel for a total of approximately 7.0 acres. There is no assurance that the Company will acquire the property under contract because the proposed acquisition is subject to due diligence and various closing conditions.

The following table summarizes certain information with respect to the property the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area	—	—	—	—
Seattle [1]	—	—	7,275	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—
Total	—	—	$7,275	$—
1Includes one improved land parcel containing approximately 7.0 acres.

As of August 4, 2020, the Company has executed two non-binding letters of intent with third-party sellers to acquire one industrial building consisting of approximately 13,000 square feet and one improved land parcel consisting of approximately 4.7 acres for a total anticipated purchase price of approximately $22.7 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.
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

Terreno Realty Corporation continues to work with its customers who have been forced to close or otherwise limit operations or whose businesses have been adversely impacted during the pandemic to, on a case-by-case basis, provide rent deferments. For vacant space and upcoming lease expirations, the current leasing environment has slowed due to shelter-in-place orders, which will reduce revenue from what it would be in a normal leasing environment. With regard to rent billed for July 2020, the Company received, as of August 4, 2020, approximately 95% of such rent in cash and an additional 1% by applying security deposits. As of August 4, 2020:

•174 tenants, representing approximately 36.0% of the Company’s total tenants had requested rent deferral or abatement. Such requests aggregated 7.0% of the Company’s annualized base rent;

•Of the 174 requests, the Company granted rent deferrals to 61 tenants aggregating 2.7% of annualized base rent (35.1% of total requests by number and 38.7% by dollar amount) which represents 76.7% of the total dollar deferral requests (3.6% of annualized base rent) from those tenants. The Company did not grant any rent abatement;

•The Company denied 50 tenant requests aggregating 1.8% of annualized base rent (28.7% of total requests by number and 25.7% by dollar amount). 59 tenants aggregating 1.6% of annualized base rent requesting rent deferral or abatement rescinded their requests (33.3% of requests by number and 22.5% by dollar amount);

•The Company is still in discussions with four tenants who are requesting 0.05% of the Company's annualized base rent in rent deferral or abatement (2.3% of requests by number and 0.7% by dollar amount); and

•The Company may in the future amend or enter into additional rent deferral agreements.

The acquisition and disposition markets have slowed as market participants search for price discovery. The Company’s acquisition volume will remain dependent on both the quality and pricing of the opportunity set and the price of its stock relative to net asset value per share. The Company has no remaining debt maturities in 2020, an $11.5 million mortgage loan maturing in April 2021, and no balance outstanding on its $250.0 million revolving credit facility. In addition, the Company had a cash and cash equivalents balance of approximately $148.3 million as of June 30, 2020, in the accompanying consolidated balance sheets.
On July 9, 2020, the Company terminated a lease with the existing tenant at its Belleville property and executed a new lease with a leading e-commerce firm. The lease termination fee received was approximately $3.3 million and the deferred rent receivable write-off was approximately $3.4 million.
On July 10, 2020, the Company acquired one industrial building totaling 22,000 square feet located in South San Francisco, CA for a total purchase price of approximately $6.3 million. The property was acquired from an unrelated third party using existing cash on hand.
On July 23, 2020, the Company sold one industrial building totaling 192,500 square feet located in Miami Lakes, Florida for a sales price of approximately $22.2 million. The property was sold to an unrelated third party.
On August 4, 2020, the Company’s board of directors declared a cash dividend in the amount of $0.29 per share of its common stock payable on October 16, 2020 to the stockholders of record as of the close of business on October 2, 2020.

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 6, 2020, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the Securities and Exchange Commission on May 6, 2020, and in our other public filings, which you should interpret as being heightened as a result of the numerous and ongoing adverse impacts of COVID-19;
•our ability to identify and acquire industrial properties on terms favorable to us
•general volatility of the capital markets and the market price of our common stock;
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
•the ongoing impact of COVID-19 on the U.S., regional and global economies and the business, financial condition and results of operations of our Company and our tenants;
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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 81.9% of our annualized base rent as of June 30, 2020), flex buildings (including light industrial and research and development, or R&D, approximately 5.4%), transshipment (approximately 5.3%), and improved land parcels (approximately 7.4%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of June 30, 2020, we owned a total of 218 buildings aggregating approximately 13.1 million  square feet, 22 improved land parcels consisting of approximately 85.0 acres and two properties under redevelopment expected to contain approximately 0.5 million square feet upon completion. The buildings and improved land parcels were approximately 96.0% and 98.5% leased, respectively, to 484 customers, the largest of which accounted for approximately 3.6% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of June 30, 2020:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (000's) [1]	% of Total
Warehouse/distribution	194	$116,936	81.9%
Flex	10	7,696	5.4%
Transshipment	14	7,566	5.3%
Improved land	22	10,562	7.4%
Total/Weighted Average	240	$142,760	100.0%

1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2020, multiplied by 12.
The following table summarizes by market our investments in real estate as of June 30, 2020:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	41	62	40	29	28	18	218
Rentable Square Feet	2,560,682	3,552,681	2,033,381	1,839,566	1,563,326	1,534,625	13,084,261
% of Total	19.6%	27.2%	15.5%	14.1%	11.9%	11.7%	100.0%
Occupancy % as of June 30, 2020	98.9%	88.8%	97.2%	98.3%	100.0%	99.1%	96.0%
Annualized Base Rent (000’s) [1]	$23,061	$35,564	$25,903	$16,986	$14,214	$16,470	$132,198
% of Total	17.4%	26.9%	19.6%	12.8%	10.8%	12.5%	100.0%
Annualized Base Rent[1] Per Occupied Square Foot	$9.10	$11.27	$13.10	$9.39	$9.09	$10.83	$10.53
Weighted Average Remaining Lease Term (Years) [2]	6.5	4.1	3.8	3.0	3.9	3.7	4.3

Investments in Improved Land
Number of Land Parcels	6	9	2	2	2	1	22
Acres	11.9	48.8	4.0	3.7	3.2	13.4	85.0
% of Total	14.0%	57.5%	4.7%	4.4%	3.7%	15.7%	100.0%
Occupancy % as of June 30, 2020	100.0%	100.0%	68.1%	100.0%	100.0%	100.0%	98.5%
Annualized Base Rent (000’s) [1]	$2,590	$5,536	$647	$552	$394	$843	$10,562
% of Total	24.5%	52.5%	6.1%	5.2%	3.7%	8.0%	100.0%
Annualized Base Rent[1] Per Occupied Square Foot	$4.98	$2.66	$5.50	$3.72	$2.85	$1.45	$2.93
Weighted Average Remaining Lease Term (Years) [2]	4.7	5.3	1.7	3.8	3.2	9.5	5.6

Total Investments in Real Estate
Annualized Base Rent (000’s) [1]	$25,651	$41,100	$26,550	$17,538	$14,608	$17,313	$142,760
Gross Book Value (000’s) [3]	$427,510	$645,498	$383,973	$329,652	$167,708	$217,103	$2,171,444
% of Total	19.7%	29.7%	17.7%	15.2%	7.7%	10.0%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2020, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of June 30, 2020, weighted by the respective square footage.
3Includes two properties under redevelopment expected to contain approximately 0.5 million square feet upon completion, as discussed below.
As of June 30, 2020, we owned two properties under redevelopment expected to contain approximately 0.5 million  square feet upon completion with a total expected investment of approximately $97.0 million including redevelopment costs, capitalized interest and other costs of approximately $89.8 million.

The following table summarizes our capital expenditures incurred during the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Building improvements	$4,264	$4,395	$7,594	$9,442
Tenant improvements	763	1,192	1,028	1,927
Leasing commissions	1,484	1,290	4,426	3,101
Redevelopment, renovation and expansion	2,363	9,588	3,577	16,172
Total capital expenditures [1]	$8,874	$16,465	$16,625	$30,642
1Includes approximately $4.5 million and $13.8 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $8.9 million and $22.2 million for the six months ended June 30, 2020 and 2019, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 13 properties for both the three months ended June 30, 2020 and 2019, respectively, and at 13 and 14 properties for the six months ended June 30, 2020 and 2019, respectively.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 92.9% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.
Our top 20 customers based on annualized base rent as of June 30, 2020 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	Amazon.com[2]	4	260,462	2.0%	$5,153	3.6%
2	FedEx Corporation[3]	7	314,519	2.4%	5,054	3.5%
3	United States Government	8	300,732	2.3%	3,748	2.6%
4	Danaher	3	171,707	1.3%	3,732	2.6%
5	District of Columbia	5	197,617	1.5%	2,751	1.9%
6	AmerisourceBergen	1	211,418	1.6%	2,543	1.8%
7	DirectBuy Home Improvement	1	230,891	1.8%	1,860	1.3%
8	XPO Logistics	2	180,717	1.4%	1,732	1.2%
9	L3 Harris Technologies, Inc.	1	147,898	1.1%	1,651	1.2%
10	Topaz Lighting Corp.	1	190,000	1.4%	1,463	1.0%
11	Miami International Freight Systems[4]	1	192,454	1.5%	1,463	1.0%
12	Port Kearny Security, Inc.[5]	1	—	—%	1,437	1.0%
13	O'Neill Logistics	2	237,692	1.8%	1,429	1.0%
14	YRC	2	61,252	0.5%	1,412	1.0%
15	Bar Logistics	2	203,263	1.6%	1,393	1.0%
16	Lilac Solutions Inc.	1	92,884	0.7%	1,338	0.9%
17	Saia Motor Freight Line LLC	1	52,086	0.4%	1,280	0.9%
18	Space Systems/Loral LLC	2	107,060	0.8%	1,246	0.9%
19	JAM'N Logistics	1	110,336	0.8%	1,229	0.9%
20	Fredmore Inc. DBA Airpark Newark[6]	2	—	—%	1,206	0.9%
	Total	48	3,262,988	24.9%	$43,120	30.2%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2020, multiplied by 12.

2Includes an improved land parcel consisting of 2.8 acres.
3Includes an improved land parcel consisting of 7.7 acres.
4Tenant occupied our 60th Property in Miami Lakes, FL that was sold on July 23, 2020.
5Lease area consists of 16.9 acres of improved land.
6Lease area consists of 10.6 acres of improved land.
The following table summarizes the anticipated lease expirations for leases in place as of June 30, 2020, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2,3]	% of Total Annualized Base Rent
2020 [1]	779,156	6.0%	8,606	5.4%
2021	2,335,498	17.8%	22,092	14.0%
2022	1,651,530	12.6%	18,293	11.6%
2023	1,790,549	13.7%	22,592	14.3%
2024	1,545,968	11.8%	20,567	13.0%
Thereafter	4,455,989	34.1%	66,047	41.7%
Total	12,558,690	96.0%	158,197	100.0%
1Includes leases that expire on or after June 30, 2020 and month-to-month leases totaling approximately 61,156 square feet.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of June 30, 2020, multiplied by 12.
3Includes annualized base rent related to 22 improved land parcels totaling approximately 85.0 acres.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of June 30, 2020, leases representing approximately 6.0% of the total rentable square footage of our portfolio are scheduled to expire through December 31, 2020. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2020 expirations will be above the rates currently being paid for the same space. Rent changes on new and renewed leases totaling approximately 0.5 million square feet commencing during the three months ended June 30, 2020 were approximately 38.2% higher as compared to the previous rental rates for that same space, and rent changes on new and renewed leases totaling approximately 1.1 million square feet commencing during the six months ended June 30, 2020 were approximately 28.9% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio of 18.4% and 52.3%, respectively, for the three and six months ended June 30, 2020. Tenant retention decreased primarily due to 382,000 square foot expirations at our Interstate property, of which 190,000 was released to a new tenant as of June 30, 2020.
Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates, particularly given the current leasing environment has slowed due to shelter-in-place orders, which will reduce revenue from what it would be in a normal leasing environment. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.
Recent Developments
COVID-19
The COVID-19 pandemic, and mitigation measures put in place by governments to slow it, have caused significant economic disruption. We are headquartered in San Francisco and our employees have been working remotely in compliance with stay-at-home orders mandated across the San Francisco Bay Area on March 16, 2020. We utilize local, third-party property managers, and they are generally under similar stay-at-home orders and are working remotely. We have business continuity and communication plans that we believe, although there can be no assurance, allow us to operate and manage our portfolio effectively during such disruptions. We expect that even after certain mitigation measures, including stay-at-home orders are relaxed or revoked, we will, for the intermediate term, employ lower density work arrangements consistent with social distancing and our business continuity plan.

While the impact of the COVID-19 pandemic on the Company's business is not possible to predict accurately, we continue to work with its customers who have been forced to close or otherwise limit operations or whose businesses have been adversely impacted during the pandemic to, on a case-by-case basis, provide rent deferments. With regard to rent billed for July 2020, we received, as of August 4, 2020, approximately 95% of such rent in cash and an additional 1% by applying security deposits. As of August 4, 2020:

•174 tenants, representing approximately 36.0% of our total tenants had requested rent deferral or abatement. Such requests aggregated 7.0% of our annualized base rent;

•Of the 174 requests, we granted rent deferrals to 61 tenants aggregating 2.7% of annualized base rent (35.1% of total requests by number and 38.7% by dollar amount) which represents 76.7% of the total dollar deferral requests (3.6% of annualized base rent) from those tenants. We did not grant any rent abatement;

•We denied 50 tenant requests aggregating 1.8% of annualized base rent (28.7% of total requests by number and 25.7% by dollar amount). 59 tenants aggregating 1.6% of annualized base rent requesting rent deferral or abatement rescinded their requests (33.3% of requests by number and 22.5% by dollar amount);

•We reversed $0.4 million and $0.9 million for the three and six months ended June 30, 2020, respectively, in straight-line rent receivables for certain of our tenants where the future contractual lease payments were not probable;

•We are still in discussions with four tenants who are requesting 0.05% of our annualized base rent in rent deferral or abatement (2.3% of requests by number and 0.7% by dollar amount); and

•We may in the future amend or enter into additional rent deferral agreements.
The acquisition and disposition markets have similarly slowed as market participants search for price discovery. Our acquisition volume will remain dependent on both the quality and pricing of the opportunity set and the price of our stock relative to net asset value per share. We believe, although there can be no assurance, that our balance sheet is well positioned to make opportunistic acquisitions as we have no remaining debt maturities in 2020, an $11.5 million mortgage loan maturing in April 2021, and no balance outstanding on our $250 million revolving credit facility. In addition, we had a cash balance of approximately $148.3 million as of June 30, 2020. See “Item 1A - Risk Factors” in this Quarterly Report on Form 10-Q for additional discussion regarding the risks to which we are and may be subject as a result of the COVID-19 pandemic.
Acquisition Activity
During the three months ended June 30, 2020, we acquired one industrial building containing approximately 13,000 square feet and one improved land parcel containing approximately 2.8 acres for a total purchase price of approximately $10.1 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions and net proceeds from the issuance of common stock. The following table sets forth the industrial properties we acquired during the three months ended June 30, 2020:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
84th Kent [3]	Kent, WA	April 17, 2020	—	—	$4,500	5.7%
Hudson	Seattle, WA	May 13, 2020	1	13,000	5,611	4.0%
Total/Weighted Average			1	13,000	$10,111	4.8%
1Excludes intangible liabilities and mortgage premiums, if any. The total aggregate initial investment was approximately $10.5 million, including $0.3 million in capitalized closing costs and acquisition costs and $0.1 million in assumed intangible liabilities.
2Stabilized capitalization rates, referred to herein as stabilized cap rates, are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in out other public filings..
3Represents an improved land parcel containing approximately 2.8 acres.
Redevelopment Activity
As of June 30, 2020, we have two properties under redevelopment expected to contain approximately 0.5 million square feet upon completion with a total expected investment of approximately $97.0 million, including redevelopment costs, capitalized interest and other costs of approximately $89.8 million as follows:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Post-Development Square Feet	Estimated Completion Quarter	% Pre-leased June 30,2020
Sodo Row - North & South	$62,271	$58,003	$4,268	4.5%	234,308	Q3 2021	14.0%
Kent 192	34,763	31,810	2,953	5.4%	219,910	Q4 2020	—%
Total/Weighted Average	$97,034	$89,813	$7,221	4.8%	454,218		7.0%
1Total expected investment for the property includes the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
2Estimated stabilized cap rates are calculated as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These estimated stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in our other public filings.
Disposition Activity
During the six months ended June 30, 2020, we sold three properties located in the Washington D.C. market for a sales price of approximately $51.3 million, resulting in a gain of approximately $17.8 million.
The following summarizes the condensed results of operations of the properties sold during the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Rental revenues	$590	$749	$1,339	$1,483
Tenant expense reimbursements	294	274	609	675
Property operating expenses	(159)	(267)	(444)	(663)
Depreciation and amortization	—	(315)	(210)	(632)
Income from operations	$725	$441	$1,294	$863

ATM Program
We have an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million ($93.3 million remaining as of June 30, 2020) in amounts and at times as we determine from time to time. Prior to the implementation of the $300 Million ATM Program, we had a $250.0 Million ATM program (the “$250 Million ATM Program”), which was substantially utilized as of May 31, 2019 and which is no longer active. We intend to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our revolving credit facility. During the three and six months ended June 30, 2020, we issued an aggregate of 619,300 and 1,046,327 shares, respectively, of common stock at a weighted average offering price of $52.81 and $53.04 per share, respectively, under the $300 Million ATM Program, resulting in net proceeds of approximately $32.2 million and $54.7 million, respectively, and paying total compensation to the applicable sales agents of approximately $0.5 million and $0.8 million, respectively.
Long Term Incentive Plan
On January 8, 2019, we amended and restated our Amended and Restated Long-Term Incentive Plan (as amended and restated, the “Amended LTIP”). Under the Amended LTIP, each participant’s performance share target award for target awards granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with performance share awards granted on or after January 1, 2019, the grant date fair value of the performance share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period. The fair value of the performance share awards for the performance measurement period of January 1, 2020 to December 31, 2022 is $5.6 million, which will be recognized quarterly over a three-year period. Stock-based compensation expense for the performance share awards was $1.0 million and $2.5 million for the three and six months ended June 30, 2020, respectively.
Equity Incentive Plan
On April 30, 2019, our stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”), which replaces the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). The 2019 Plan permits the grant of restricted stock awards, performance share awards and unrestricted stock awards.  The maximum number of shares of our common stock that may be issued under the 2019 Plan is 1,898,961, which consists of (i) 1,510,079 shares initially reserved and available for issuance under the 2019 Plan and (ii) 388,882 shares underlying outstanding awards under the 2010 Plan, which if forfeited, canceled or otherwise terminated under the 2010 Plan shall be added to the shares available for issuance under the 2019 Plan. No further awards will be made under the 2010 Plan. As of June 30, 2020, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or performance share awards under the 2019 Plan, of which 1,429,652 were remaining available for issuance.
Senior Secured Loan
We had a senior secured loan (the “Senior Secured Loan”) outstanding to a borrower that bore interest at a fixed annual interest rate of 8.0% and was fully repaid during the three months ended June 30, 2020. The Senior Secured Loan was secured by a portfolio of six improved land parcels located primarily in Newark, New Jersey. As of June 30, 2020 and December 31, 2019, there was approximately $0 and $15.9 million, respectively, net of deferred loan fees of approximately $0 and $0.1 million, respectively, outstanding on the Senior Secured Loan and approximately $0 and $0.3 million, respectively, of interest receivable outstanding on the Senior Secured Loan.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2020. Purchases made pursuant to this program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2020, we had not repurchased any shares of stock pursuant to our share repurchase program.
Dividend and Distribution Activity

On August 4, 2020, our board of directors declared a cash dividend in the amount of $0.29 per share of our common stock payable on October 16, 2020 to the stockholders of record as of the close of business on October 2, 2020.
Contractual Commitments
As of August 4, 2020, we have one outstanding contract with a third-party seller to acquire one improved land parcel consisting of approximately 7.0 acres, as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire the property under contract because the proposed acquisition is subject to the completion of satisfactory due diligence and various closing conditions.
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 92.9% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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
The analysis of our results below for the three and six months ended June 30, 2020 and 2019 includes the changes attributable to same store properties. The same store pool for the comparison of the three and six months ended June 30, 2020 and 2019 includes all properties that were owned and in operation as of June 30, 2020 and since January 1, 2019 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of June 30, 2020. As of June 30, 2020, the same store pool consisted of 198 buildings aggregating approximately 12.0 million square feet representing approximately 91.8% of our total square feet owned and 14 improved land parcels consisting of 54.2 acres. As of June 30, 2020, the non-same store properties, which we acquired, redeveloped, or sold during 2019 and 2020 or were held for sale (if any) or in redevelopment as of June 30, 2020, consisted of 20 buildings aggregating approximately 1.1 million square feet, eight improved land parcels containing approximately 30.8 acres and two properties under redevelopment expected to contain approximately 0.5 million square feet upon completion. As of June 30, 2020 and 2019, our consolidated same store pool occupancy was approximately 96.5% and 97.7%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019:

	For the Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$30,795	$30,284	$511	1.7%
Non-same store operating properties [2]	5,522	2,679	2,843	106.1%
Total rental revenues	36,317	32,963	3,354	10.2%
Tenant expense reimbursements [1]
Same store	8,689	8,228	461	5.6%
Non-same store operating properties [2]	736	539	197	36.5%
Total tenant expense reimbursements	9,425	8,767	658	7.5%
Total revenues	45,742	41,730	4,012	9.6%
Property operating expenses
Same store	10,274	9,769	505	5.2%
Non-same store operating properties [2]	1,660	940	720	76.6%
Total property operating expenses	11,934	10,709	1,225	11.4%
Net operating income [3]
Same store	29,210	28,743	467	1.6%
Non-same store operating properties [2]	4,598	2,278	2,320	101.8%
Total net operating income	$33,808	$31,021	$2,787	9.0%
Other costs and expenses
Depreciation and amortization	11,459	10,648	811	7.6%
General and administrative	5,665	6,757	(1,092)	(16.2)%
Acquisition costs	11	1	10	1000.0%
Total other costs and expenses	17,135	17,406	(271)	(1.6)%
Other income (expense)
Interest and other income	190	817	(627)	(76.7)%
Interest expense, including amortization	(3,909)	(4,053)	144	(3.6)%
Gain on sales of real estate investments	17,750	—	17,750	n/a
Total other income (expense)	14,031	(3,236)	17,267	n/a
Net income	$30,704	$10,379	$20,325	195.8%
1Accounting Standards Update (“ASU”) No. 2018-11, Leases (Topic 842), Targeted Improvements, allows us to elect not to separate lease and non-lease rental income. All rental income earned pursuant to tenant leases is reflected as one line, “Rental revenues and tenant expense reimbursements” on our accompanying consolidated statements of operations. We believe that the above presentation of rental revenues and tenant expense reimbursements is not, and is not intended to be, a presentation in accordance with GAAP,and a reconciliation to total revenue is provided above. We believe this information is frequently used by management, investors, and other interested parties to evaluate our performance. See “Note 2 - Significant Accounting Policies” in our condensed notes to consolidated financial statements for more information regarding our adoption of this standard.
2Includes 2020 and 2019 acquisitions and dispositions, eight improved land parcels and two properties under redevelopment as of June 30, 2020.
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

Revenues. Total revenues increased approximately $4.0 million for the three months ended June 30, 2020 compared to the same period from the prior year due primarily to property acquisitions during 2020 and 2019 and increased revenue on new and renewed leases, offset by a decline in occupancy rate. Cash rents on new and renewed leases totaling approximately 0.5 million square feet commencing during the three months ended June 30, 2020 increased approximately 38.2% compared to the same period from the prior year. For the three months ended June 30, 2020 and 2019, approximately $1.3 million and $0.7 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants. During the three months ended June 30, 2020, due to the effects of COVID-19, approximately $0.4 million in straight-line rent receivables was reversed. For the three months ended June 30, 2020, approximately $0.7 million in rent abatement was provided to the tenant at our Caribbean property pursuant to a lease extension.
Property operating expenses. Total property operating expenses increased approximately $1.2 million during the three months ended June 30, 2020 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $0.7 million attributable to property acquisitions during 2020 and 2019.
Depreciation and amortization. Depreciation and amortization increased approximately $0.8 million during the three months ended June 30, 2020 compared to the same period from the prior year primarily due to property acquisitions during 2020 and 2019.
General and administrative expenses. General and administrative expenses decreased approximately $1.1 million primarily due to lower performance share award expense of approximately $1.0 million, partially offset by increased compensation expenses for the three months ended June 30, 2020 compared to the same period from the prior year.
Interest and other income. Interest and other income decreased approximately $0.6 million for the three months ended June 30, 2020 compared to the same period from the prior year primarily due to a decrease in our outstanding Senior Secured Loan balance.
Interest expense, including amortization. Interest expense decreased approximately $0.1 million for the three months ended June 30, 2020 compared to the same period from the prior year primarily due to the repayment of a mortgage loan payable in the amount of approximately $32.7 million, offset by the issuance of approximately $100.0 million of senior unsecured debt in December 2019. In addition, the interest rate on the variable rate term loan was lower during the three months ended June 30, 2020 compared to the same period from the prior year.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $17.8 million  for the three months ended June 30, 2020 compared to the same period from the prior year. We did not sell any properties in the same period from the prior year.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019:

	For the Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$61,035	$59,983	$1,052	1.8%
Non-same store operating properties [2]	10,706	4,596	6,110	132.9%
Total rental revenues	71,741	64,579	7,162	11.1%
Tenant expense reimbursements [1]
Same store	17,445	16,838	607	3.6%
Non-same store operating properties [2]	1,672	1,193	479	40.1%
Total tenant expense reimbursements	19,117	18,031	1,086	6.0%
Total revenues	90,858	82,610	8,248	10.0%
Property operating expenses
Same store	20,543	19,689	854	4.3%
Non-same store operating properties [2]	3,299	1,713	1,586	92.6%
Total property operating expenses	23,842	21,402	2,440	11.4%
Net operating income [3]
Same store	57,937	57,132	805	1.4%
Non-same store operating properties [2]	9,079	4,076	5,003	122.7%
Total net operating income	$67,016	$61,208	$5,808	9.5%
Other costs and expenses
Depreciation and amortization	22,559	21,063	1,496	7.1%
General and administrative	11,423	12,720	(1,297)	(10.2)%
Acquisition costs	63	1	62	6200.0%
Total other costs and expenses	34,045	33,784	261	0.8%
Other income (expense)
Interest and other income	754	2,339	(1,585)	(67.8)%
Interest expense, including amortization	(7,915)	(8,317)	402	(4.8)%
Gain on sales of real estate investments	17,750	4,465	13,285	297.5%
Total other income (expense)	10,589	(1,513)	12,102	n/a
Net income	$43,560	$25,911	$17,649	68.1%
1ASU No. 2018-11, Leases (Topic 842), Targeted Improvements allows us to elect not to separate lease and non-lease rental income. All rental income earned pursuant to tenant leases is reflected as one line, “Rental revenues and tenant expense reimbursements” on our accompanying consolidated statements of operations. We believe that the above presentation of rental revenues and tenant expense reimbursements is not, and is not intended to be, a presentation in accordance with GAAP. We believe this information is frequently used by management, investors, and other interested parties to evaluate our performance. See “Note 2 - Significant Accounting Policies” in our condensed notes to consolidated financial statements for more information regarding our adoption of this standard.
2Includes 2019 and 2020 acquisitions and dispositions, eight improved land parcels and two properties under redevelopment as of June 30, 2020.
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

Revenues. Total revenues increased approximately $8.2 million  for the six months ended June 30, 2020 compared to the same period from the prior year due primarily to property acquisitions during 2020 and 2019 and increased revenue on new and renewed leases, offset by a decline in occupancy rate. Cash rents on new and renewed leases totaling approximately 1.1 million square feet commencing during the six months ended June 30, 2020 increased approximately 28.9% compared to the same period from the prior year. For the six months ended June 30, 2020 and 2019, approximately $1.9 million and $1.3 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants. During the six months ended June 30, 2020, due to the effects of COVID-19, approximately $0.9 million in straight-line rent receivables was reversed. For the six months ended June 30, 2020, approximately $0.7 million in rent abatements was provided to the tenant at our Caribbean property.
Property operating expenses. Total property operating expenses increased approximately $2.4 million during the six months ended June 30, 2020 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.6 million attributable to property acquisitions during 2020 and 2019.
Depreciation and amortization. Depreciation and amortization increased approximately $1.5 million during the six months ended June 30, 2020 compared to the same period from the prior year primarily due to property acquisitions during 2019 and 2020.
General and administrative expenses. General and administrative expenses decreased approximately $1.3 million for the six months ended June 30, 2020 compared to the same period from the prior year due primarily to a decrease of approximately $1.6 million in stock based compensation expense including a decrease in performance share award expense of $2.3 million. offset by an increase in compensation expenses. The decrease in performance share award expense primarily related to the expense for performance share awards granted prior to January 1, 2019, which varies quarter to quarter based on our relative share price performance.
Interest and other income. Interest and other income decreased approximately $1.6 million for the six months ended June 30, 2020 compared to the same period from the prior year primarily due to a decrease in our outstanding Senior Secured Loan balance.
Interest expense, including amortization. Interest expense decreased approximately $0.4 million for the six months ended June 30, 2020 compared to the same period from the prior year. This decrease is primarily due to a lower interest rate on the variable rate term loan, the repayment of a $32.7 million mortgage loan, and an increase in capitalized interest, offset by the issuance of a $100.0 million of senior unsecured debt in December 2019.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $13.3 million  for the six months ended June 30, 2020 compared to the same period from the prior year. We recognized a gain of $17.8 million from the sale of three properties during the six months ended June 30, 2020, as compared to a recognized gain of approximately $4.5 million from the sale of one property in the same period from the prior year.

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
The following sets forth certain information regarding our current at-the-market common stock offering program as of June 30, 2020:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of three and six months ended (in thousands)
$300 Million ATM Program	May 17, 2019	$300,000	$93,300
The table below sets forth the activity under our at-the-market common stock offering programs during the three and six months ended June 30, 2020 and 2019, respectively (in thousands, except share and price per share data):

For the Three Months Ended June 30,	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
June 30, 2020	619,300	$52.81	$32,230	$474
June 30, 2019	2,375,270	$45.76	$107,123	$1,576

For the Six Months Ended June 30,	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
June 30, 2020	1,046,327	$53.04	$54,688	$804
June 30, 2019	4,364,071	$43.77	$188,248	$2,770
We had a Senior Secured Loan outstanding to a borrower that bore interest at a fixed annual interest rate of 8.0% and matured and was paid off during the quarter ended June 30, 2020. The Senior Secured Loan was secured by a portfolio of six improved land parcels located primarily in Newark, New Jersey. As of June 30, 2020 and December 31, 2019, there was approximately $0 and $15.9 million, respectively, net of deferred loan fees of approximately $0 and $0.1 million, respectively, outstanding on the Senior Secured Loan and approximately $0 and $0.3 million, respectively, of interest receivable outstanding on the Senior Secured Loan.
As of June 30, 2020, we had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in December 2029
(collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022, a $100.0 million term loan that matures in January 2022. As of both
June 30, 2020 and December 31, 2019, there were no borrowings outstanding on our revolving credit facility and $100.0 million of borrowings outstanding on our term loan.

As of June 30, 2020, we had one interest rate cap to hedge the variable cash flows associated with $50.0 million of its existing $100.0 million variable-rate term loan. The cap has a notional value of $50.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021. As of December 31, 2019, we had an additional interest rate cap with a notional value of $50.0 million (which expired on February 3, 2020) to hedge the variable cash flows associated with $50.0 million of our existing $100.0 million variable-rate term loan. We are required to make certain monthly variable rate payments on the term loan, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us in the event LIBOR is greater than 4.0%, referencing the same notional amount.
The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loans, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of June 30, 2020) for the revolving credit facility and 1.20% to 1.70% (1.20% as of June 30, 2020) and the $100.0 million term loan that matures in January 2022, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of June 30, 2020 and December 31, 2019.
As of June 30, 2020 and December 31, 2019, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $11.5 million and $44.3 million, respectively, and held cash and cash equivalents totaling approximately $148.3 million and $110.1 million, respectively.
The following tables summarize our debt maturities and principal payments and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the six months ended June 30, 2020 and 2019 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Mortgage Loan Payable	Total Debt
2020 (6 months)	$—	$—	$—	$231	$231
2021	—	—	—	11,271	11,271
2022	—	100,000	50,000	—	150,000
2023	—	—	—	—	—
2024	—	—	100,000	—	100,000
Thereafter	—	—	200,000	—	200,000
Total Debt	—	100,000	350,000	11,502	461,502
Deferred financing costs, net	—	(313)	(2,131)	(14)	(2,458)
Total Debt, net	$—	$99,687	$347,869	$11,488	$459,044
Weighted average interest rate	n/a	1.7%	3.8%	5.5%	3.4%

	As of June 30, 2020		As of June 30, 2019
Total Debt, net	$459,044		$442,694
Equity
Common Stock
Shares Outstanding [1]	68,322,213		65,495,713
Market Price [2]	$52.64		$49.04
Total Equity	3,596,481		3,211,910
Total Market Capitalization	$4,055,525		$3,654,604
Total Debt-to-Total Investments in Properties [3]	21.1%		22.3%
Total Debt-to-Total Investments in Properties and Senior Secured Loan [4]	21.1%		22.1%
Total Debt-to-Total Market Capitalization [5]	11.3%		12.1%
Floating Rate Debt as a % of Total Debt [6]	21.7%		33.7%
Unhedged Floating Rate Debt as a % of Total Debt [7]	10.9%		11.3%
Mortgage Loans Payable as a % of Total Debt [8]	2.5%		10.2%
Mortgage Loans Payable as a % of Total Investments in Properties [9]	0.5%		2.3%
Adjusted EBITDA [10]	$60,842		$56,987
Interest Coverage [11]	7.7	x	6.9	x
Fixed Charge Coverage [12]	6.8	x	5.8	x
Total Debt-to-Adjusted EBITDA [13]	3.7	x	3.9	x
Weighted Average Maturity of Total Debt (years)	5.0		4.1

1Includes 438,483 and 370,201 shares of unvested restricted stock outstanding as of June 30, 2020 and 2019, respectively.
2Closing price of our shares of common stock on the New York Stock Exchange on June 30, 2020 and June 28, 2019, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including one property held for sale with a gross book value of approximately $15.1 million and accumulated depreciation and amortization of $3.3 million.
4Total debt-to-total investments in properties and Senior Secured Loan is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including one property held for sale with a gross book value of approximately $15.1 million and accumulated depreciation and amortization of $3.3 million, and total Senior Secured Loan, net of deferred loan fees of approximately $0 and $0.1 million, as of June 30, 2020 and 2019, respectively.
5Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of June 30, 2020 and 2019, respectively.
6Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Floating rate debt includes $100.0 million variable-rate term loan borrowings, of which $50.0 million is subject to an interest rate cap of 4.0% plus 1.20% to 1.70%, depending on leverage as of June 30, 2020, and $150.0 million variable-rate term loan borrowings, of which $100.0 million is subject to interest rate caps of 4.0% plus 1.20% to 1.70% as of June 30, 2019. See “Note 9 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
7Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Hedged debt includes our $100.0 million variable-rate term loan borrowings, of which $50.0 million is subject to an interest rate cap of 4.0% plus 1.20% to 1.70%, depending on leverage as of June 30, 2020 and $150.0 million variable rate term loan borrowings subject to interest rate caps of 4.0% plus 1.20% to 1.70% as of June 30, 2019. See “Note 9 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
8Mortgage loans payable as a percentage of total debt is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs.

9Mortgage loans payable as a percentage of total investments in properties is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total investments in properties, including one property held for sale with a gross book value of approximately $15.1 million and accumulated depreciation and amortization of $3.3 million.
10Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the six months ended June 30, 2020 and 2019, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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
The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2020:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2020	Common stock	$0.27	February 5, 2020	March 27, 2020	April 10, 2020
June 30, 2020	Common stock	$0.27	May 5, 2020	June 30, 2020	July 14, 2020

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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $45.4 million for the six months ended June 30, 2020 compared to approximately $43.9 million for the six months ended June 30, 2019. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2019 and 2020 and same store properties.
Cash From Investing Activities. Net cash provided by investing activities was approximately $5.5 million and net cash used in investing activities was $93.1 million, respectively, for the six months ended June 30, 2020 and 2019, which consisted primarily of cash paid for property acquisitions of approximately $40.4 million and $73.2 million, respectively, additions to capital improvements of approximately $19.7 million and $31.8 million, respectively, offset by net cash received for the Senior Secured Loan of $15.9 million and $0, respectively, and net proceeds from sales of real estate investments of approximately $49.7 million and $12.0 million, respectively.
Cash From Financing Activities. Net cash used in financing activities was approximately $14.9 million for the six months ended June 30, 2020, which consisted primarily of approximately $54.7 million in net common stock issuance proceeds offset by approximately $36.5 million in equity dividend payments and approximately $32.8 million in mortgage loan payments. Net cash provided by financing activities was approximately $134.8 million for the six months ended June 30, 2019, which consisted primarily of approximately $188.3 million in net common stock issuance proceeds and $21.9 million in net borrowings on our Facility offset by approximately $29.8 million in equity dividend payments.

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
Contractual Obligations
As of August 4, 2020, we have one outstanding contract with a third-party seller to acquire one industrial property. There is no assurance that we will acquire the property under contract because the proposed acquisition is subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes certain information with respect to the property we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles	—	—	$—	$—
Northern New Jersey/New York City	—	—	—	—
San Francisco Bay Area	—	—	—	—
Seattle[1]	—	—	7,275	—
Miami	—	—	—	—
Washington, D.C.	—	—	—	—
Total	—	—	$7,275	$—
1Includes one improved land parcel containing approximately 7.0 acres.

As of August 4, 2020, we executed two non-binding letters of intent with third-party sellers to acquire one industrial building consisting of approximately 13,000 square feet and one improved land parcel consisting of approximately 4.7 acres for a total anticipated purchase price of approximately $22.7 million. In the normal course of its business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.

The following table summarizes our contractual obligations due by period as of June 30, 2020 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$11,502	$150,000	$100,000	$200,000	$461,502
Debt interest payments	13,843	25,593	20,545	22,935	82,916
Operating lease commitments	273	280	—	—	553
Purchase obligations	7,275	—	—	—	7,275
Total	$32,893	$175,873	$120,545	$222,935	$552,246

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
The following table reflects the calculation of FFO reconciled from net income for the three and six months ended June 30, 2020 and 2019 (dollars in thousands except per share data):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net income	$30,704	$10,379	$20,325	195.8%	$43,560	$25,911	$17,649	68.1%
Gain on sales of real estate investments	(17,750)	—	(17,750)	n/a	(17,750)	(4,465)	(13,285)	297.5%
Depreciation and amortization
Depreciation and amortization	11,459	10,648	811	7.6%	22,559	21,063	1,496	7.1%
Non-real estate depreciation	(20)	(27)	7	(25.9)%	(46)	(55)	9	(16.4)%
Allocation to participating securities [1]	(152)	(128)	(24)	18.8%	(305)	(263)	(42)	16.0%
Funds from operations attributable to common stockholders [2]	$24,241	$20,872	$3,369	16.1%	$48,018	$42,191	$5,827	13.8%
Basic FFO per common share	$0.36	$0.33	$0.03	9.1%	0.71	$0.67	$0.04	6.0%
Diluted FFO per common share	$0.36	$0.33	$0.03	9.1%	0.71	$0.67	$0.04	6.0%
Weighted average basic common shares	67,622,005	63,780,645			67,342,293	62,625,224
Weighted average diluted common shares	68,029,144	64,075,215			67,749,432	62,919,794
1.To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 438,595 and 385,587 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2020 and 2019, respectively, and 436,567 and 387,542 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2020 and 2019, respectively.
2.Includes performance share award expense of approximately $1.0 million and $2.8 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $2.5 million and $4.8 million for the six months ended June 30, 2020 and 2019, respectively. See “Note 11 – Stockholders’ Equity” in the condensed notes to consolidated financial statements for more information regarding our performance share awards.

FFO increased by approximately $3.4 million and $5.8 million for the three and six months ended June 30, 2020, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2019 and 2020 and same store NOI growth of approximately $0.5 million and $0.8 million for the three and six months ended June 30, 2020, respectively, compared to the same periods from the prior year. In addition, the FFO increased due to a decrease in performance share award expense of approximately $1.8 million and $2.1 million for the three and six months ended June 30, 2020, respectively, partially offset by a decline of approximately $0.2 million and $0.1 million related to the disposition of properties for the three and six months ended June 30, 2020, respectively.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net income	$30,704	$10,379	$20,325	195.8%	$43,560	$25,911	$17,649	68.1%
Gain on sales of real estate investments	(17,750)	—	(17,750)	n/a	(17,750)	(4,465)	(13,285)	297.5%
Depreciation and amortization	11,459	10,648	811	7.6%	22,559	21,063	1,496	7.1%
Interest expense, including amortization	3,909	4,053	(144)	(3.6)%	7,915	8,317	(402)	(4.8)%
Stock-based compensation	2,316	3,660	(1,344)	(36.7)%	4,495	6,160	(1,665)	(27.0)%
Acquisition costs	11	1	10	1000.0%	63	1	62	6200.0%
Adjusted EBITDA	$30,649	$28,741	$1,908	6.6%	$60,842	$56,987	$3,855	6.8%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of June 30, 2020 and since January 1, 2019 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of June 30, 2020. As of June 30, 2020, the same store pool consisted of 198 buildings aggregating approximately 12.0 million square feet representing approximately 91.8% of our total square feet owned and 14 improved land parcels containing approximately 54.2 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net income [1]	$30,704	$10,379	$20,325	195.8%	$43,560	$25,911	$17,649	68.1%
Depreciation and amortization	11,459	10,648	811	7.6%	22,559	21,063	1,496	7.1%
General and administrative	5,665	6,757	(1,092)	(16.2)%	11,423	12,720	(1,297)	(10.2)%
Acquisition costs	11	1	10	1000.0%	63	1	62	6200.0%
Total other income and expenses	(14,031)	3,236	(17,267)	n/a	(10,589)	1,513	(12,102)	n/a
Net operating income	33,808	31,021	2,787	9.0%	67,016	61,208	5,808	9.5%
Less non-same store NOI [2]	(4,598)	(2,278)	(2,320)	101.8%	(9,079)	(4,076)	(5,003)	122.7%
Same store NOI [3]	$29,210	$28,743	$467	1.6%	$57,937	$57,132	$805	1.4%
Less straight-line rents and amortization of lease intangibles [4]	(1,103)	(1,766)	663	(37.5)%	(1,698)	(3,426)	1,728	(50.4)%
Cash-basis same store NOI [3]	$28,107	$26,977	$1,130	4.2%	$56,239	$53,706	$2,533	4.7%
1Includes approximately $0.2 million of lease termination income for both the three months ended June 30, 2020 and 2019, and approximately $0.2 million of lease termination income for both the six months ended June 30, 2020 and 2019.
2Includes 2019 and 2020 acquisitions and dispositions, eight improved land parcels and two properties under redevelopment.
3Includes approximately $0.1 million and $0.2 million of lease termination income for the three months ended June 30, 2020 and 2019, respectively, and approximately $0.1 million and $0.2 million of lease termination income for the six months ended June 30, 2020 and 2019, respectively.
4Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $1.1 million for the three months ended June 30, 2020 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases, offset by a decrease in occupancy rate. The decline in occupancy as compared to the prior quarter was driven primarily by a 192,000 square foot lease expiration at our 130 Interstate property and a 50,000 square foot lease expiration at our Whelan property which was acquired in the fourth quarter of 2019 with a short-term lease. For the three months ended June 30, 2020 and 2019, respectively, total contractual rent abatements of approximately $0.8 million and $0.7 million were given to certain tenants in the same-store pool and approximately $0.1 million and $0.2 million in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.3 million of the increase in cash-basis same store NOI for the three months ended June 30, 2020 related to properties that were acquired vacant or with near term expirations in 2018.

Cash-basis same store NOI increased by approximately $2.5 million for the six months ended June 30, 2020 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases, offset by a decrease in occupancy rate. For both the six months ended June 30, 2020 and 2019, total contractual rent abatements of approximately $1.2 million were given to certain tenants in the same-store pool and approximately $0.1 million and $0.2 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.4 million of the increase in cash-basis same store NOI for the six months ended June 30, 2020 related to properties that were acquired vacant or with near term expirations in 2018.

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
As of June 30, 2020, we had $100.0 million of borrowings outstanding under our Facility. Of the $100.0 million outstanding on the Facility, $50.0 million is subject to interest rate caps. See “Note 9 - Derivative Financial Instruments” in the condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 1.7% as of June 30, 2020. If the LIBOR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.3 million annually on the total of the outstanding balances on our Facility as of June 30, 2020.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 1A. Risk Factors
The following risk factor supplements the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with the other risk factors presented in our Annual Report on Form 10-K for the year December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020..
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
•We continue to work with its customers who have been forced to close or otherwise limit operations or whose businesses have been adversely impacted during the pandemic to, on a case-by-case basis, provide rent deferments. With regard to rent billed for July 2020, we received, as of August 4, 2020, approximately 95% of such rent in cash and an additional 1% by applying security deposits. As of August 4, 2020:

◦174 tenants, representing approximately 36.0% of the our total tenants had requested rent deferral or abatement. Such requests aggregated 7.0% of our annualized base rent;

◦Of the 174 requests, we granted rent deferrals to 61 tenants aggregating 2.7% of annualized base rent (35.1% of total requests by number and 38.7% by dollar amount) which represents 76.7% of the total dollar deferral requests (3.6% of annualized base rent) from those tenants. We did not grant any rent abatement;

◦We denied 50 tenant requests aggregating 1.8% of annualized base rent (28.7% of total requests by number and 25.7% by dollar amount). 59 tenants aggregating 1.6% of annualized base rent requesting rent deferral or abatement rescinded their requests (33.3%% of requests by number and 22.5% by dollar amount);

◦We are still in discussions with four tenants who are requesting 0.05% of our annualized base rent in rent deferral or abatement (2.3% of requests by number and 0.7% by dollar amount); and

◦We may in the future amend or enter into additional rent deferral agreements.
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
(b)Not Applicable.
(c)Not Applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated August 5, 2020.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated August 5, 2020.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated August 5, 2020.

32.1**	18 U.S.C. § 1350 Certification dated August 5, 2020.

32.2**	18 U.S.C. § 1350 Certification dated August 5, 2020.

32.3**	18 U.S.C. § 1350 Certification dated August 5, 2020.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

August 5, 2020	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

August 5, 2020	By:	/s/ Michael A. Coke
Michael A. Coke
President

August 5, 2020	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer