Form 10-Q
period 2020-09-30
Terreno Realty Corp
filed 2020-11-04
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 68,372,568 shares of its common stock, $0.01 par value per share, outstanding as of November 3, 2020.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments in real estate
Land	$1,094,059	$1,055,146
Buildings and improvements	931,215	909,201
Construction in progress	61,183	101,253
Intangible assets	86,210	88,594
Total investments in properties	2,172,667	2,154,194
Accumulated depreciation and amortization	(227,294)	(208,279)
Net investments in properties	1,945,373	1,945,915
Cash and cash equivalents	155,324	110,082
Restricted cash	690	2,657
Senior secured loan, net	—	15,858
Other assets, net	35,306	33,952
Total assets	$2,136,693	$2,108,464
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable, net	99,739	99,583
Senior unsecured notes, net	347,966	347,674
Mortgage loans payable, net	11,378	44,318
Security deposits	14,056	14,149
Intangible liabilities, net	24,574	28,127
Dividends payable	19,829	18,158
Performance share awards payable	5,467	11,633
Accounts payable and other liabilities	29,187	27,699
Total liabilities	552,196	591,341
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 68,233,344 and 67,252,787 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	684	673
Additional paid-in capital	1,579,344	1,514,266
Common stock held in deferred compensation plan, 139,224 and 0 shares at September 30, 2020 and December 31, 2019, respectively	(7,546)	—
Retained earnings	12,283	2,621
Accumulated other comprehensive loss	(268)	(437)
Total stockholders’ equity	1,584,497	1,517,123
Total liabilities and equity	$2,136,693	$2,108,464
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Rental revenues and tenant expense reimbursements	$47,147	$43,397	$138,005	$126,007
Total revenues	47,147	43,397	138,005	126,007
COSTS AND EXPENSES
Property operating expenses	12,228	10,991	36,070	32,393
Depreciation and amortization	12,124	11,105	34,683	32,168
General and administrative	5,130	5,132	16,553	17,852
Acquisition costs	123	47	186	48
Total costs and expenses	29,605	27,275	87,492	82,461
OTHER INCOME (EXPENSE)
Interest and other income	51	832	805	3,171
Interest expense, including amortization	(3,887)	(3,952)	(11,802)	(12,269)
Gain on sales of real estate investments	9,016	1,782	26,766	6,247
Total other income (expense)	5,180	(1,338)	15,769	(2,851)
Net income	22,722	14,784	66,282	40,695
Allocation to participating securities	(194)	(95)	(277)	(257)
Net income available to common stockholders	$22,528	$14,689	$66,005	$40,438
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.33	$0.22	$0.98	$0.64
Net income available to common stockholders - diluted	$0.33	$0.22	$0.97	$0.63
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	68,112,661	65,724,426	67,600,957	63,667,100
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	68,372,515	66,018,996	67,860,811	63,961,670
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$22,722	$14,784	$66,282	$40,695
Other comprehensive income (loss):
Cash flow hedge adjustment	50	85	169	240
Comprehensive income	$22,772	$14,869	$66,451	$40,935
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)
Nine months ended September 30, 2020:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	Amount				Retained Earnings		Total
Balance as of December 31, 2019	67,252,787	$673	$1,514,266	—	$—	$2,621	$(437)	$1,517,123
Net income	—	—	—	—	—	12,856	—	12,856
Issuance of common stock, net of issuance costs of $426	562,521	4	29,647	—	—	—	—	29,651
Repurchase of common stock related to employee awards	(4,510)	—	(240)	—	—	—	—	(240)
Issuance of restricted stock	20,501	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,573	—	—	—	—	1,573
Common stock dividends ($0.27 per share)	—	—	—	—	—	(18,314)	—	(18,314)
Deposits to deferred compensation plan	(135,494)	—	7,346	135,494	(7,346)	—	—	—
Other comprehensive income	—	—	—	—	—	—	73	73
Balance as of March 31, 2020	67,695,805	$677	$1,552,592	135,494	$(7,346)	$(2,837)	$(364)	$1,542,722
Net income	—	—	—	—	—	30,704	—	30,704
Issuance of common stock, net of issuance costs of $630	630,490	7	32,068	—	—	—	—	32,075
Forfeiture of common stock related to employee awards	(352)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,197	—	—	—	—	2,197
Common stock dividends ($0.27 per share)	—	—	—	—	—	(18,478)	—	(18,478)
Deposits to deferred compensation plan	(3,730)	—	200	3,730	(200)	—	—	—
Other comprehensive income	—	—	—	—	—	—	46	46
Balance as of June 30, 2020	68,322,213	$684	$1,587,057	139,224	$(7,546)	$9,389	$(318)	$1,589,266
Net income	—	—	—	—	—	22,722	—	22,722
Issuance of common stock, net of issuance costs of $70	8,250	—	424	—	—	—	—	424
Forfeiture of common stock related to employee awards	(4,794)	—	—	—	—	—	—	—
Repurchase of common stock related to employee awards	(149,865)	—	(9,597)	—	—	—	—	(9,597)
Issuance of restricted stock	57,540	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,460	—	—	—	—	1,460
Common stock dividends ($0.29 per share)	—	—	—	—	—	(19,828)	—	(19,828)
Other comprehensive income	—	—	—	—	—	—	50	50
Balance as of September 30, 2020	68,233,344	$684	$1,579,344	139,224	$(7,546)	$12,283	$(268)	$1,584,497

Nine months ended September 30, 2019:

	Common Stock		Additional Paid- in Capital		Accumulated Other Comprehensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance as of December 31, 2018	61,013,711	$610	$1,233,763	$14,185	$(761)	$1,247,797
Net income	—	—	—	15,532	—	15,532
Issuance of common stock, net of issuance costs of $1,427	2,184,888	22	87,902	—	—	87,924
Repurchase of common stock related to employee awards	(99,999)	—	(3,959)	—	—	(3,959)
Issuance of restricted stock	30,294	—	—	—	—	—
Stock-based compensation	—	—	928	—	—	928
Common stock dividends ($0.24 per share)	—	—	—	(15,109)	—	(15,109)
Other comprehensive income	—	—	—	—	63	63
Balance as of March 31, 2019	63,128,894	$632	$1,318,634	$14,608	$(698)	$1,333,176
Net income	—	—	—	10,379	—	10,379
Issuance of common stock, net of issuance costs of $1,718	2,386,470	24	106,958	—	—	106,982
Forfeiture of common stock related to employee awards	(19,651)	—	—	—	—	—
Stock-based compensation	—	—	1,268	—	—	1,268
Common stock dividends ($0.24 per share)	—	—	—	(15,719)	—	(15,719)
Other comprehensive income	—	—	—	—	92	92
Balance as of June 30, 2019	65,495,713	$656	$1,426,860	$9,268	$(606)	$1,436,178
Net income	—	—	—	14,784	—	14,784
Issuance of common stock, net of issuance costs of $1,194	1,458,630	14	72,138	—	—	72,152
Forfeiture of common stock related to employee awards	(23,138)	—	—	—	—	—
Issuance of restricted stock	80,805	—	—	—	—	—
Stock-based compensation	—	—	781	—	—	781
Common stock dividends ($0.27 per share)	—	—	—	(18,094)	—	(18,094)
Other comprehensive income	—	—	—	—	85	85
Balance as of September 30, 2019	67,012,010	$670	$1,499,779	$5,958	$(521)	$1,505,886

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,282	$40,695
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	1,051	(2,299)
Amortization of lease intangibles	(4,054)	(3,155)
Depreciation and amortization	34,683	32,168
Gain on sales of real estate investments	(26,766)	(6,247)
Deferred financing cost amortization	1,024	1,171
Deferred senior secured loan fee amortization	(57)	(489)
Stock-based compensation	6,353	8,152
Changes in assets and liabilities
Other assets	(3,677)	(3,108)
Accounts payable and other liabilities	2,530	1,603
Net cash provided by operating activities	77,369	68,491
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(46,780)	(216,780)
Proceeds from sales of real estate investments, net	70,685	25,305
Additions to construction in progress	(7,989)	(22,950)
Additions to buildings, improvements and leasing costs	(23,352)	(22,237)
Repayments on senior secured loan	15,915	—
Net cash provided by (used in) investing activities	8,479	(236,662)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	55,986	264,493
Issuance costs on issuance of common stock	(812)	(3,825)
Repurchase of common stock related to employee awards	(9,837)	(3,959)
Borrowings on credit facility	—	17,000
Payments on credit facility	—	(36,000)
Payments on mortgage loan payable	(32,960)	(1,130)
Dividends paid to common stockholders	(54,949)	(45,472)
Net cash (used in) provided by financing activities	(42,572)	191,107
Net increase in cash and cash equivalents and restricted cash	43,275	22,936
Cash and cash equivalents and restricted cash at beginning of period	112,739	34,479
Cash and cash equivalents and restricted cash at end of period	$156,014	$57,415
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	12,975	15,585
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	11,472	9,409
Non-cash repayment of senior secured loan	—	(39,085)
Non-cash issuance of common stock to the deferred compensation plan	(7,546)	—
Lease liability arising from recognition of right-of-use asset	460	707
Reconciliation of cash paid for property acquisitions
Acquisition of properties	47,577	228,566
Assumption of other assets and liabilities	(797)	(11,786)
Net cash paid for property acquisitions	$46,780	$216,780

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of September 30, 2020, the Company owned 219 buildings aggregating approximately 13.1 million square feet, 22 improved land parcels consisting of approximately 85.0 acres and one property under redevelopment expected to contain approximately 0.2 million square feet upon completion.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three or nine months ended September 30, 2020 or 2019.
Loans Held-for-Investment. Loans that are held-for-investment are carried at cost, net of loan fees and origination costs, as applicable, unless the loans are deemed impaired. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of loans that are held-for-investment. Prior to the adoption of ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), the Company evaluated its senior secured loan (the “Senior Secured Loan”), which was classified as held-for-investment, for impairment quarterly. If the Senior Secured Loan was considered to be impaired, the Company would record an allowance through the provision for Senior Secured Loan losses to reduce the carrying value of the Senior Secured Loan to the present value of expected future cash flows discounted at the Senior Secured Loan’s contractual effective rate or the fair value of the collateral, if repayment was expected solely from the collateral. Actual losses, if any, could differ significantly from the Company’s estimates. The Senior Secured Loan was fully repaid in May 2020 and there were no impairment charges recorded to the carrying value of the Senior Secured Loan during both the three or nine months ended September 30, 2020 or 2019.
On January 1, 2020, the Company adopted ASC 326 on a prospective basis, which had no material impact to the Company's consolidated financial statements. ASC 326 replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information used under the incurred losses model. Under ASC 326, the Company is required to re-evaluate the expected loss of its loans portfolio at each balance sheet date. For the three and nine months ended September 30, 2020, the Company had no allowances for loan losses.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $1.3 million for both the three months ended September 30, 2020 and 2019, and approximately $4.1 million and $3.2 million, for the nine months ended September 30, 2020 and 2019, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of September 30, 2020 is 8.1 years. As of September 30, 2020 and December 31, 2019, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	September 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$82,377	$(62,621)	$19,756	$84,425	$(59,504)	$24,921
Above-market leases	3,833	(3,678)	155	4,169	(3,853)	316
Below-market leases	(44,378)	19,804	(24,574)	(44,099)	15,972	(28,127)
Total	$41,832	$(46,495)	$(4,663)	$44,495	$(47,385)	$(2,890)
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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Beginning
Cash and cash equivalents at beginning of period	$110,082	$31,004
Restricted cash	2,657	3,475
Cash and cash equivalents and restricted cash	112,739	34,479
Ending
Cash and cash equivalents at end of period	155,324	54,553
Restricted cash	690	2,862
Cash and cash equivalents and restricted cash	156,014	57,415
Net increase in cash and cash equivalents and restricted cash	$43,275	$22,936
Revenue Recognition. The Company records rental revenue from operating leases on a straight-line basis over the term of the leases and maintains an allowance for estimated losses that may result from the inability of its tenants to make required payments. If tenants fail to make contractual lease payments that are greater than the Company’s allowance for doubtful accounts, security deposits and letters of credit, then the Company may have to recognize additional doubtful account charges in future periods. The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis by reviewing their financial condition periodically as appropriate. Each period the Company reviews its outstanding accounts receivable, including straight-line rents, for doubtful accounts and provides allowances as needed. The Company also records lease termination fees when a tenant has executed a definitive termination agreement with the Company and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to the Company. If a tenant remains in the leased space following the execution of a definitive termination agreement, the applicable termination will be deferred and recognized over the term of such tenant’s occupancy. Tenant expense reimbursement income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as revenues during the same period the related expenses are incurred. Consistent with the Financial Accounting Standards Board staff question-and-answer document released on April 10, 2020, the Company elected to account for lease concessions related to the effects of the novel coronavirus ("COVID-19") as though no lease modification was made in instances where total contractual lease payments over the term of the lease were unchanged. Due to the effects of COVID-19, the future contractual lease payments of certain of the Company's tenants were not probable and as such, approximately $0.2 million and $1.1 million of straight-line rent receivables were reversed during the three and nine months ended September 30, 2020, respectively.
As of September 30, 2020 and December 31, 2019, approximately $28.1 million and $27.4 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $1.3 million and $0.2 million as of September 30, 2020 and December 31, 2019, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
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

Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $9.1 million and $8.3 million as of September 30, 2020 and December 31, 2019, respectively.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of September 30, 2020 and December 31, 2019, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.
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
As of September 30, 2020, the Company owned 62 buildings aggregating approximately 3.6 million square feet and nine land parcels consisting of approximately 48.8 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 29.2% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of September 30, 2020, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of September 30, 2020.
Note 4. Investments in Real Estate
During the three months ended September 30, 2020, the Company acquired one industrial building containing approximately 22,000 square feet. The total initial investment, including acquisition costs, was approximately $6.5 million, of which $3.7 million was recorded to land, $2.3 million to buildings and improvements, and $0.5 million to intangible assets. Additionally, the Company assumed $0.1 million in intangible liabilities.
During the nine months ended September 30, 2020, the Company acquired three industrial buildings containing approximately 101,000 square feet and two improved land parcels containing approximately 5.5 acres. The total aggregate initial investment, including acquisition costs, was approximately $47.6 million, of which $34.8 million was recorded to land, $11.0 million to buildings and improvements, and $1.8 million to intangible assets. Additionally, the Company assumed $0.7 million in intangible liabilities.
The Company recorded revenues and net income for the three months ended September 30, 2020 of approximately $0.8 million and $0.4 million, respectively, and recorded revenues and net income for the nine months ended September 30, 2020 of approximately $1.5 million and $0.7 million, respectively, related to the 2020 acquisitions.
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
During the nine months ended September 30, 2019, the Company acquired 15 industrial buildings containing approximately 608,000 square feet, and three improved land parcels containing approximately 21.7 acres. The total aggregate initial investment, including acquisition costs, was approximately $267.7 million, of which $213.0 million was recorded to land, $43.2 million to buildings and improvements, and $11.5 million to intangible assets. Additionally, the Company assumed $9.9 million in intangible liabilities.
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
As of September 30, 2020, the Company had one property under redevelopment expected to contain approximately 0.2 million square feet upon completion with a total expected investment of approximately $63.3 million, including redevelopment costs, capitalized interest and other costs of approximately $61.2 million. During the third quarter of 2020, the Company completed redevelopment of its Kent 192 property in Seattle, Washington, an approximately 0.2 million square foot redevelopment property. The total investment was approximately $33.9 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.4 million and $0.9 million, respectively, during the three months ended September 30, 2020 and 2019 and approximately $1.5 million and $2.5 million, respectively, during the nine months ended September 30, 2020 and 2019.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of September 30, 2020, the Company had no properties held for sale.
During the nine months ended September 30, 2020, the Company sold three properties located in the Washington, D.C. market for a total aggregate sales price of approximately $51.3 million, resulting in a gain of approximately $17.8 million and one property located in the Miami market for a sales price of approximately $22.2 million, resulting in a gain of approximately $9.0 million.
During the nine months ended September 30, 2019, the Company sold one property located in the Los Angeles market for a sales price of approximately $12.4 million, resulting in a gain of approximately $4.5 million and one property located in the Miami market for a sales price of approximately $14.0 million, resulting in a gain of $1.8 million.

Note 6. Senior Secured Loan
The Company had a Senior Secured Loan outstanding to a borrower that bore interest at a fixed annual interest rate of 8.0%. The Senior Senior Secured Loan was fully repaid in May 2020 and was secured by a portfolio of six improved land parcels located primarily in Newark, New Jersey. As of September 30, 2020 and December 31, 2019, there was approximately $0 and $15.9 million, respectively, net of deferred loan fees of approximately $0 and $0.1 million, respectively, outstanding on the Senior Secured Loan and approximately $0 and $0.3 million, respectively, of interest receivable outstanding on the Senior Secured Loan. Interest receivable is included as a component of other assets in the accompanying consolidated balance sheets.
Note 7. Debt
As of September 30, 2020, the Company had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in December 2029 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022, and a $100.0 million term loan that matures in January 2022. As of both September 30, 2020 and December 31, 2019, there were no borrowings outstanding on the revolving credit facility and $100.0 million of borrowings outstanding on the term loan. As of September 30, 2020, the Company had one interest rate cap to hedge the variable cash flows associated with $50.0 million of its $100.0 million variable-rate term loan. As of December 31, 2019, the Company had two interest rate caps to hedge the variable cash flows associated with its existing $100.0 million variable-rate term loan. See “Note 9 - Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.
The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loan, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of September 30, 2020) for the revolving credit facility and 1.20% to 1.70% (1.20% as of September 30, 2020) for the $100.0 million term loan that matures in January 2022, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of September 30, 2020 and December 31, 2019. As of September 30, 2020, the Company had one mortgage loan payable, net of deferred financing costs, totaling approximately $11.4 million, which bore interest at a weighted average fixed annual rate of 5.5%. The mortgage loan payable is collateralized by one property, is non-recourse and requires monthly interest and principal payments until it matures in April 2021. As of December 31, 2019, the Company had two mortgage loans payable, net of deferred financing costs, totaling approximately $44.3 million, which bore interest at a weighted average fixed annual interest rate of 4.1%. As of September 30, 2020 and December 31, 2019, the total gross book value of the properties securing the debt was approximately $32.7 million and $114.9 million, respectively.

The scheduled principal payments of the Company’s debt as of September 30, 2020 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Mortgage Loan Payable	Total Debt
2020 (3 months)	$—	$—	$—	$155	$155
2021	—	—	—	11,233	11,233
2022	—	100,000	50,000	—	150,000
2023	—	—	—	—	—
2024	—	—	100,000	—	100,000
Thereafter	—	—	200,000	—	200,000
Total debt	—	100,000	350,000	11,388	461,388
Deferred financing costs, net	—	(261)	(2,034)	(10)	(2,305)
Total debt, net	$—	$99,739	$347,966	$11,378	$459,083
Weighted average interest rate	n/a	1.4%	3.8%	5.5%	3.3%

Note 8. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of September 30, 2020. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2020 (3 months)	$35,582
2021	123,189
2022	104,043
2023	84,098
2024	65,245
Thereafter	149,208
Total	$561,365

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
As of September 30, 2020, the Company had one interest rate cap to hedge the variable cash flows associated with $50.0 million of its existing $100.0 million variable-rate term loan. The cap has a notional value of $50.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021. The Company previously had an additional interest rate cap with a notional value of $50.0 million (which expired on February 3, 2020) to hedge the variable cash flows associated with $50.0 million of its existing $100.0 million variable-rate term loan. The Company is required to make certain monthly variable rate payments on the term loan, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.
The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Interest Rate Strike	Fair Value		Notional Amount
				September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Assets:
Interest rate cap	12/1/2014	5/4/2021	4.0%	$—	$—	$50,000	$50,000
Interest rate cap	9/1/2015	2/3/2020	4.0%	—	—	—	50,000
Total				$—	$—	$50,000	$100,000
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
The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$—	$178	$—	$265
Amount of gain reclassified from AOCI into interest expense (effective portion)	$50	$178	$169	$265
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
Recurring Measurements – Interest Rate Contracts

Fair Value of Interest Rate Caps
Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of September 30, 2020, the Company applied the provisions of this standard to the valuation of its interest rate caps.
The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (dollars in thousands):

Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate caps at:
September 30, 2020	$—	$—	$—	$—
December 31, 2019	$—	$—	$—	$—
Financial Instruments Disclosed at Fair Value
As of September 30, 2020 and December 31, 2019, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs. The fair value of the Company’s Senior Secured Loan approximated its carrying value because the interest rate approximates the market lending rate available to the borrower, which is a Level 2 input.
The following table sets forth the carrying value and the estimated fair value of the Company’s Senior Secured Loan and debt as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Assets
Senior secured loan at:
September 30, 2020	$—	$—	$—	$—	$—
December 31, 2019	$15,915	$—	$15,915	$—	$15,858
Liabilities
Debt at:
September 30, 2020	$485,308	$—	$485,308	$—	$459,083
December 31, 2019	$503,028	$—	$503,028	$—	$491,575

Note 11. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million ($92.9 million remaining as of September 30, 2020) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $300 Million ATM Program, the Company had a $250.0 million ATM program (the “$250 Million ATM Program”), which was substantially utilized as of May 31, 2019 and which is no longer active. Actual sales under the $300 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three and nine months ended September 30, 2020, the Company issued an aggregate of 8,250 and 1,054,577 shares, respectively, of common stock at a weighted average offering price of $59.92 and $53.09 per share, respectively, under the $300 Million ATM Program, resulting in net proceeds of approximately $0.5 million and $55.2 million, respectively, and paying total compensation to the applicable sales agents of approximately $7,000 and $0.8 million, respectively. During the three and nine months ended September 30, 2019, the Company issued an aggregate of 1,458,630 and 5,822,701 shares, respectively, of common stock at a weighted average offering price of $50.28 and $45.40 per share, respectively, under the $300 Million ATM Program and the $250 Million ATM Program, resulting in net proceeds of approximately $72.3 million and $260.5 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.1 million and $3.8 million, respectively.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2022 (extended from December 31, 2020 by the Board of Directors on November 3, 2020). Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2020, the Company had not repurchased any shares of stock pursuant to its share repurchase program.
In connection with the Annual Meeting of Stockholders on May 5, 2020, the Company granted a total of 11,190 shares of the Company's unrestricted common stock to its independent directors under the 2019 Plan with a grant date fair value per share of $53.62. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0 and $0.6 million in compensation costs for the three and nine months ended September 30, 2020, respectively, related to this issuance.
In 2019, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three and nine months ended September 30, 2020, 0 and 139,224 shares, respectively, of common stock were deposited into the Deferred Compensation Plan.
As of September 30, 2020, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 1,376,906 were remaining available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to September 30, 2020 ranged from $14.20 to $60.83. The fair value of the restricted stock that was granted during the nine months ended September 30, 2020 was approximately $4.7 million and the vesting period for the restricted stock is three to five years. As of September 30, 2020, the Company had approximately $8.5 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 4.0 years. The Company recognized compensation costs of approximately $0.6 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $2.0 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the nine months ended September 30, 2020:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2019	426,770	$28.20
Granted	78,041	60.11
Forfeited	(5,146)	51.58
Vested	(295,936)	21.07
Non-vested shares outstanding as of September 30, 2020	203,729	$50.19
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of September 30, 2020:

Non-vested Shares Vesting Schedule	Number of Shares
2020 (3 months)	—
2021	13,336
2022	12,297
2023	37,247
2024	83,309
Thereafter	57,540
Total Non-vested Shares	203,729
Long-Term Incentive Plan:
As of September 30, 2020, there are three open performance measurement periods for the Performance Share awards: January 1, 2018 to December 31, 2020, January 1, 2019 to December 31, 2021, and January 1, 2020 to December 31, 2022. During the nine months ended September 30, 2020, the Company issued 135,494 shares of common stock at a price of $54.22 per share related to the Performance Share awards for the performance period from January 1, 2017 to December 31, 2019. The expense related to the open Performance Share awards granted prior to January 1, 2019 varies quarter to quarter based on the Company’s relative share price performance.
The following table summarizes certain information with respect to the Performance Share awards granted prior to January 1, 2019 (dollars in thousands):

Fair Value Performance Share Period	Maximum Potential Payout	Fair Value September 30, 2020	Accrual September 30, 2020	Expense for the Three Months Ended September 30,		Expense for the Nine Months Ended September 30,
				2020	2019	2020	2019
January 1, 2018 - December 31, 2020	$7,482	$5,968	$5,467	$398	$547	$1,123	$2,433
January 1, 2017 - December 31, 2019	—	—	—	—	664	—	2,548
Total	$7,482	$5,968	$5,467	$398	$1,211	$1,123	$4,981

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

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant	Expense for the Three Months Ended September 30,		Expense for the Nine Months Ended September 30,
		2020	2019	2020	2019
January 1, 2019 - December 31, 2021	$4,829	$402	$402	$1,206	$1,207
January 1, 2020 - December 31, 2022	5,572	464	—	1,394	—
Total	$10,401	$866	$402	$2,600	$1,207
Dividends:
The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2020:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2020	Common stock	$0.27	February 5, 2020	March 27, 2020	April 10, 2020
June 30, 2020	Common stock	$0.27	May 5, 2020	June 30, 2020	July 14, 2020
September 30, 2020	Common stock	$0.29	August 4, 2020	October 2, 2020	October 16, 2020

Note 12. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for both the three and nine months ended September 30, 2020 and 2019.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 291,893 and 406,970 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2020 and 2019, respectively, and 387,990 and 394,089 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2020 and 2019, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 259,854 and 294,570 for both the three and nine months ended September 30, 2020 and 2019, respectively.
Note 13. Commitments and Contingencies
Contractual Commitments. As of November 3, 2020, the Company has five outstanding contracts with third-party sellers to acquire three buildings and two improved land parcels consisting of 8.3 acres for a total aggregate anticipated purchase price of $42.5 million. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to due diligence and various closing conditions.

The following table summarizes certain information with respect to the properties the Company has under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles[1]	1	12,618	$14,300	$—
Northern New Jersey/New York City	1	16,159	10,625	—
San Francisco Bay Area	—	—	—	—
Seattle	1	38,883	11,737	—
Miami[2]	—	—	5,800	—
Washington, D.C.	—	—	—	—
Total	3	67,660	$42,462	$—
1 Includes one improved land parcel containing approximately 2.5 acres.
2 Includes one improved land parcel containing approximately 5.8 acres.
As of November 3, 2020, the Company has executed two non-binding letter of intent with third-party sellers to acquire four industrial buildings consisting of approximately 125,000 square feet and one improved land parcel consisting of approximately 2.2 acres for a purchase price of approximately $25.6 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into a purchase and sale agreement with respect to the property or otherwise complete any such prospective purchase on the terms described or at all.
Note 14. Subsequent Events
The Company continues to work with its customers who have been forced to close or otherwise limit operations or whose businesses have been adversely impacted during the COVID-19 pandemic to, on a case-by-case basis, provide rent deferments. Through November 3, 2020, the Company has granted rent deferrals to 59 tenants aggregating approximately 2.6% of annualized base rent. No rent abatements were granted. For the 59 rent deferrals granted:

•13 tenants aggregating 0.1% of annualized base rent (5.4% of total deferrals) have completed their rent deferral period and have fully repaid the deferral amounts;

•34 tenants aggregating 2.2% of annualized base rent (82.3% of total deferrals) have not completed their rent deferral repayment period and are fulfilling the terms of their deferral agreements; and

•12 tenants aggregating 0.3% of annualized base rent (12.3% of total deferrals) have defaulted on their rent deferral repayments.
On October 26, 2020, the Company acquired one improved land parcel consisting of approximately 1.9 acres located in Los Angeles, California, for a total purchase price of approximately $10.0 million. The property was acquired from an unrelated third-party using existing cash on hand.
On November 3, 2020, the Company’s board of directors declared a cash dividend in the amount of $0.29 per share of its common stock payable on January 5, 2021 to the stockholders of record as of the close of business on December 15, 2020.
On November 3, 2020, the Company’s board of directors approved an extension of the share repurchase program which will authorize the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2022.

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 6, 2020, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the Securities and Exchange Commission on May 6, 2020, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which was filed with the Securities and Exchange Commission on August 5, 2020, and in our other public filings, which you should interpret as being heightened as a result of the numerous and ongoing adverse impacts of COVID-19;
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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 82.2% of our annualized base rent as of September 30, 2020), flex buildings (including light industrial and research and development, or R&D, approximately 5.2%), transshipment (approximately 5.3%), and improved land parcels (approximately 7.3%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of September 30, 2020, we owned a total of 219 buildings aggregating approximately 13.1 million square feet, 22 improved land parcels consisting of approximately 85.0 acres and one property under redevelopment expected to contain approximately 0.2 million square feet upon completion. As of September 30, 2020, the buildings and improved land parcels were approximately 97.3% and 98.5% leased, respectively, to 476 customers, the largest of which accounted for approximately 5.5% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of September 30, 2020:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (000's) [1]	% of Total
Warehouse/distribution	195	$120,072	82.2%
Flex	10	7,595	5.2%
Transshipment	14	7,667	5.3%
Improved land	22	10,589	7.3%
Total/Weighted Average	241	$145,923	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2020, multiplied by 12.

The following table summarizes by market our investments in real estate as of September 30, 2020:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	41	62	41	30	27	18	219
Rentable Square Feet	2,560,682	3,552,681	2,055,656	2,059,315	1,370,872	1,534,625	13,133,831
% of Total	19.5%	27.0%	15.7%	15.7%	10.4%	11.7%	100.0%
Occupancy % as of September 30, 2020	98.8%	94.5%	97.4%	98.8%	99.6%	97.4%	97.3%
Annualized Base Rent (000’s) [1]	$23,526	$37,077	$26,317	$19,161	$12,802	$16,451	$135,334
% of Total	17.4%	27.4%	19.3%	14.2%	9.5%	12.2%	100.0%
Annualized Base Rent[1] Per Occupied Square Foot	$9.30	$11.05	$13.15	$9.42	$9.38	$11.01	$10.59
Weighted Average Remaining Lease Term (Years) [2]	6.5	4.4	3.6	3.9	3.7	3.6	4.4

Investments in Improved Land
Number of Land Parcels	6	9	2	2	2	1	22
Acres	11.9	48.8	4.0	3.7	3.2	13.4	85.0
% of Total	14.0%	57.5%	4.7%	4.4%	3.7%	15.7%	100.0%
Occupancy % as of September 30, 2020	100.0%	100.0%	68.1%	100.0%	100.0%	100.0%	98.5%
Annualized Base Rent (000’s) [1]	$2,590	$5,563	$647	$552	$394	$843	$10,589
% of Total	24.5%	52.5%	6.1%	5.2%	3.7%	8.0%	100.0%
Annualized Base Rent[1] Per Occupied Square Foot	$4.98	$2.67	$5.50	$3.72	$2.85	$1.45	$2.94
Weighted Average Remaining Lease Term (Years) [2]	4.4	5.0	1.4	3.0	3.0	9.3	5.4

Total Investments in Real Estate
Annualized Base Rent (000’s) [1]	$26,116	$42,640	$26,964	$19,713	$13,196	$17,294	$145,923
Gross Book Value (000’s) [3]	$428,875	$647,231	$391,097	$335,656	$153,006	$216,802	$2,172,667
% of Total Gross Book Value	19.7%	29.8%	18.0%	15.4%	7.1%	10.0%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2020, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of September 30, 2020, weighted by the respective square footage.
3Includes one property under redevelopment expected to contain approximately 0.2 million square feet upon completion, as discussed below.
As of September 30, 2020, we owned one property under redevelopment expected to contain approximately 0.2 million square feet upon completion with a total expected investment of approximately $63.3 million including redevelopment costs, capitalized interest and other costs of approximately $61.2 million.

The following table summarizes our capital expenditures incurred during the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Building improvements	$4,507	$3,772	$12,101	$13,214
Tenant improvements	677	474	1,705	2,401
Leasing commissions	5,284	1,488	9,710	4,589
Redevelopment, renovation and expansion	3,184	7,460	6,761	23,632
Total capital expenditures [1]	$13,652	$13,194	$30,277	$43,836
1Includes approximately $6.5 million and $9.5 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $15.4 million and $31.7 million for the nine months ended September 30, 2020 and 2019, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 13 and 12 properties for the three months ended September 30, 2020 and 2019, respectively, and at 14 and 15 properties for the nine months ended September 30, 2020 and 2019, respectively.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 92.7% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.
Our top 20 customers based on annualized base rent as of September 30, 2020 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	Amazon.com[2]	5	471,880	3.6%	$8,060	5.5%
2	FedEx Corporation[3]	7	314,519	2.4%	5,111	3.5%
3	United States Government	8	300,732	2.3%	3,748	2.6%
4	Danaher	3	171,707	1.3%	3,732	2.6%
5	District of Columbia	6	217,571	1.7%	3,061	2.0%
6	DirectBuy Home Improvement	1	230,891	1.8%	1,915	1.3%
7	Costco-Innovel Solutions LLC	1	219,910	1.7%	1,816	1.2%
8	XPO Logistics	2	180,717	1.4%	1,732	1.2%
9	L3 Harris Technologies, Inc.	1	147,898	1.1%	1,651	1.1%
10	Topaz Lighting Corp.	1	190,000	1.4%	1,463	1.0%
11	O'Neill Logistics	2	237,692	1.8%	1,458	1.0%
12	Port Kearny Security, Inc[4]	1	—	—%	1,458	1.0%
13	YRC	2	61,252	0.5%	1,423	1.0%
14	Envogue International	1	192,000	1.5%	1,411	1.0%
15	Bar Logistics	2	203,263	1.5%	1,393	1.0%
16	Lilac Solutions Inc.	1	92,884	0.7%	1,338	0.9%
17	Saia Motor Freight Line LLC	1	52,086	0.4%	1,280	0.9%
18	Space Systems/Loral LLC	2	107,060	0.8%	1,246	0.9%
19	JAM'N Logistics	1	110,336	0.8%	1,229	0.8%
20	Fredmore Inc. DBA Airpark Newark[5]	2	—	—%	1,206	0.8%
	Total	50	3,502,398	26.7%	$45,731	31.3%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2020, multiplied by 12.

2Includes an improved land parcel consisting of 2.8 acres.
3Includes two improved land parcels totaling 7.7 acres.
4Lease area consists of 16.9 acres of improved land.
5Lease area consists of 10.6 acres of improved land.
The following table summarizes the anticipated lease expirations for leases in place as of September 30, 2020, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2,3]	% of Total Annualized Base Rent
2020 [1]	371,484	2.8%	3,362	2.1%
2021	2,218,355	16.9%	21,353	13.1%
2022	1,625,440	12.4%	18,082	11.1%
2023	1,822,793	13.9%	23,090	14.2%
2024	1,576,607	12.0%	21,585	13.3%
Thereafter	5,166,063	39.3%	75,424	46.2%
Total	12,780,742	97.3%	162,896	100.0%
1Includes leases that expire on or after September 30, 2020 and month-to-month leases totaling approximately 67,877 square feet.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of September 30, 2020, multiplied by 12.
3Includes annualized base rent related to 22 improved land parcels totaling approximately 85.0 acres.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of September 30, 2020, leases representing approximately 15.2% of the total annualized base rent of our portfolio are scheduled to expire through December 31, 2021. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2020 and 2021 expirations will be above the rates currently being paid for the same space. Rent changes on new and renewed leases totaling approximately 0.9 million square feet commencing during the three months ended September 30, 2020 were approximately 20.3% higher as compared to the previous rental rates for that same space, and rent changes on new and renewed leases totaling approximately 2.0 million square feet commencing during the nine months ended September 30, 2020 were approximately 25.2% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio of 59.6% and 54.9%, respectively, for the three and nine months ended September 30, 2020.
Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates, particularly given the current leasing environment has slowed due to shelter-in-place orders and other mitigation efforts put in place in connection with COVID-19, which will reduce revenue from what it would be in a normal leasing environment. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements and whether the property, or space within the property, has been redeveloped.
Recent Developments
COVID-19
The COVID-19 pandemic, and mitigation measures put in place by governments to slow it, have caused significant economic disruption. We are headquartered in San Francisco and our employees have been working remotely in accordance with recommendations by the City of San Francisco since March 2020. We utilize local, third-party property managers, and they are generally working remotely, as recommended by their municipalities. We have business continuity and communication plans that have allowed, and we believe, although there can be no assurance, will continue to allow us to operate and manage our portfolio effectively during such disruptions. We expect that we will, for the intermediate term, employ lower density work arrangements consistent with social distancing and our business continuity plan.

While the impact of the COVID-19 pandemic on our business is not possible to predict accurately, we continue to work with our customers who have been forced to close or otherwise limit operations or whose businesses have been adversely impacted during the COVID-19 pandemic to, on a case-by-case basis, provide rent deferments. Through November 3, 2020, we have granted rent deferrals to 59 tenants aggregating approximately 2.6% of annualized base rent. No rent abatements were granted. For the 59 rent deferrals granted:

•13 tenants aggregating 0.1% of annualized base rent (5.4% of total deferrals) have completed their rent deferral period and have fully repaid the deferral amounts;

•34 tenants aggregating 2.2% of annualized base rent (82.3% of total deferrals) have not completed their rent deferral repayment period and are fulfilling the terms of their deferral agreements; and

•12 tenants aggregating 0.3% of annualized base rent (12.3% of total deferrals) have defaulted on their rent deferral repayments.

The acquisition and disposition markets slowed in the early months of the COVID-19 pandemic as market participants searched for price discovery. While transaction markets returned to more normal volumes recently, our acquisition volume will remain dependent on both the quality and pricing of the opportunity set and the price of our stock relative to net asset value per share. We believe, although there can be no assurance, that our balance sheet is well positioned to make opportunistic acquisitions as we have no remaining debt maturities in 2020, an $11.4 million mortgage loan maturing in April 2021, and no balance outstanding on our $250 million revolving credit facility. In addition, we had a cash balance of approximately $155.3 million as of September 30, 2020. See “Item 1A - Risk Factors” in this Quarterly Report on Form 10-Q for additional discussion regarding the risks to which we are and may be subject as a result of the COVID-19 pandemic.
Acquisition Activity
During the three months ended September 30, 2020, we acquired one industrial building containing approximately 22,000 square feet for a total purchase price of approximately $6.3 million. The property was acquired from an unrelated third party using existing cash on hand, net proceeds from dispositions and net proceeds from the issuance of common stock. The following table sets forth the industrial property we acquired during the three months ended September 30, 2020:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Starlite Street	South San Francisco	July 10, 2020	1	22,000	$6,300	4.7%
1Excludes intangible liabilities and mortgage premiums, if any. The total initial investment was approximately $6.5 million, including $0.1 million in capitalized closing costs and acquisition costs and $0.1 million in assumed intangible liabilities.
2Stabilized capitalization rates, referred to herein as stabilized cap rates, are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and in our other public filings.

Redevelopment Activity
As of September 30, 2020, we have one property under redevelopment expected to contain approximately 0.2 million square feet upon completion with a total expected investment of approximately $63.3 million, including redevelopment costs, capitalized interest and other costs of approximately $61.2 million as follows:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Post-Development Square Feet	Estimated Stabilization Quarter	% Pre-leased September 30, 2020
Sodo Row - North & South	$63,325	$61,183	$2,142	4.4%	234,308	Q1 2022	14.0%
1Total expected investment for the property includes the initial purchase price, due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
2Estimated stabilized cap rates are calculated as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These estimated stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and in our other public filings.
During the third quarter of 2020, we completed redevelopment of our Kent 192 property in Seattle, Washington, an approximately 0.2 million square foot redevelopment property. The total investment was approximately $33.9 million with an estimated stabilized cap rate of 5.0%.
Disposition Activity
During the nine months ended September 30, 2020, we sold three properties located in the Washington, D.C. market for a total aggregate sales price of approximately $51.3 million, resulting in a gain of approximately $17.8 million and one property located in the Miami market for a sales price of approximately $22.2 million, resulting in a gain of approximately $9.0 million.
The following summarizes the condensed results of operations of the properties sold during the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Rental revenues	$88	$1,016	$2,167	$2,971
Tenant expense reimbursements	(34)	278	449	1,034
Property operating expenses	(32)	(359)	(686)	(1,222)
Depreciation and amortization	—	(417)	(414)	(1,258)
Income from operations	$22	$518	$1,516	$1,525

ATM Program
We have an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million ($92.9 million remaining as of September 30, 2020) in amounts and at times as we determine from time to time. Prior to the implementation of the $300 Million ATM Program, we had a $250.0 million ATM program (the “$250 Million ATM Program”), which was substantially utilized as of May 31, 2019 and which is no longer active. We intend to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our revolving credit facility, if any. During the three and nine months ended September 30, 2020, we issued an aggregate of 8,250 and 1,054,577 shares, respectively, of common stock at a weighted average offering price of $59.92 and $53.09 per share, respectively, under the $300 Million ATM Program, resulting in net proceeds of approximately $0.5 million and $55.2 million, respectively, and paying total compensation to the applicable sales agents of approximately $7,000 and $0.8 million, respectively.
Long Term Incentive Plan
On January 8, 2019, we amended and restated our Amended and Restated Long-Term Incentive Plan (as amended and restated, the “Amended LTIP”). Under the Amended LTIP, each participant’s performance share target award for target awards granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with performance share awards granted on or after January 1, 2019, the grant date fair value of the performance share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period. The fair value of the performance share awards for the performance measurement period of January 1, 2020 to December 31, 2022 is $0.5 million, which will be recognized quarterly over a three-year period. Stock-based compensation expense for the performance share awards was $1.3 million and $3.8 million for the three and nine months ended September 30, 2020, respectively.
Equity Incentive Plan
On April 30, 2019, our stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”), which replaces the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). The 2019 Plan permits the grant of restricted stock awards, performance share awards and unrestricted stock awards. The maximum number of shares of our common stock that may be issued under the 2019 Plan is 1,898,961, which consists of (i) 1,510,079 shares initially reserved and available for issuance under the 2019 Plan and (ii) 388,882 shares underlying outstanding awards under the 2010 Plan, which if forfeited, canceled or otherwise terminated under the 2010 Plan shall be added to the shares available for issuance under the 2019 Plan. No further awards will be made under the 2010 Plan. As of September 30, 2020, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or performance share awards under the 2019 Plan, of which 1,376,906 were remaining available for issuance.
Senior Secured Loan
We had a senior secured loan (the “Senior Secured Loan”) outstanding to a borrower that bore interest at a fixed annual interest rate of 8.0% and was fully repaid in May 2020. The Senior Secured Loan was secured by a portfolio of six improved land parcels located primarily in Newark, New Jersey. As of September 30, 2020 and December 31, 2019, there was approximately $0 and $15.9 million, respectively, net of deferred loan fees of approximately $0 and $0.1 million, respectively, outstanding on the Senior Secured Loan and approximately $0 and $0.3 million, respectively, of interest receivable outstanding on the Senior Secured Loan.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2022 (extended from December 31, 2020 by the Board of Directors on November 3, 2020). Purchases made pursuant to this program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2020, we had not repurchased any shares of stock pursuant to our share repurchase program.
Dividend and Distribution Activity

On November 3, 2020, our board of directors declared a cash dividend in the amount of $0.29 per share of our common stock payable on January 5, 2021 to the stockholders of record as of the close of business on December 15, 2020.
Contractual Commitments
As of November 3, 2020, we have five outstanding contracts with third-party sellers to acquire three buildings and two improved land parcels consisting of 8.3 acres for a total aggregate anticipated purchase price of $42.5 million. Additionally, we have executed two non-binding letters of intent with a third-party seller to acquire four industrial buildings consisting of approximately 125,000 square feet and one improved land parcel consisting of approximately 2.2 acres for an anticipated purchase price of approximately $25.6 million, as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire the properties and land parcels under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions. There can also be no assurance that we will enter into a purchase and sale agreement with respect to the property under non-binding letter of intent or otherwise complete any such prospective purchase on the terms described or at all.
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 92.7% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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
The analysis of our results below for the three and nine months ended September 30, 2020 and 2019 includes the changes attributable to same store properties. The same store pool for the comparison of the three and nine months ended September 30, 2020 and 2019 includes all properties that were owned and in operation as of September 30, 2020 and since January 1, 2019 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of September 30, 2020. As of September 30, 2020, the same store pool consisted of 198 buildings aggregating approximately 12.0 million square feet representing approximately 91.5% of our total square feet owned and 14 improved land parcels consisting of 54.2 acres. As of September 30, 2020, the non-same store properties, which we acquired, redeveloped, or sold during 2019 and 2020 or were held for sale (if any) or in redevelopment as of September 30, 2020, consisted of 21 buildings aggregating approximately 1.1 million square feet, eight improved land parcels containing approximately 30.8 acres and one property under redevelopment expected to contain approximately 0.2 million square feet upon completion. As of September 30, 2020 and 2019, our consolidated same store pool occupancy was approximately 98.5% and 98.1%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019:

	For the Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$31,629	$30,582	$1,047	3.4%
Non-same store operating properties [2]	5,435	3,745	1,690	45.1%
Total rental revenues	37,064	34,327	2,737	8.0%
Tenant expense reimbursements [1]
Same store	9,157	8,466	691	8.2%
Non-same store operating properties [2]	926	604	322	53.3%
Total tenant expense reimbursements	10,083	9,070	1,013	11.2%
Total revenues	47,147	43,397	3,750	8.6%
Property operating expenses
Same store	10,767	9,808	959	9.8%
Non-same store operating properties [2]	1,461	1,183	278	23.5%
Total property operating expenses	12,228	10,991	1,237	11.3%
Net operating income [3]
Same store	30,019	29,240	779	2.7%
Non-same store operating properties [2]	4,900	3,166	1,734	54.8%
Total net operating income	$34,919	$32,406	$2,513	7.8%
Other costs and expenses
Depreciation and amortization	12,124	11,105	1,019	9.2%
General and administrative	5,130	5,132	(2)	—%
Acquisition costs	123	47	76	161.7%
Total other costs and expenses	17,377	16,284	1,093	6.7%
Other income (expense)
Interest and other income	51	832	(781)	(93.9)%
Interest expense, including amortization	(3,887)	(3,952)	65	(1.6)%
Gain on sales of real estate investments	9,016	1,782	7,234	405.9%
Total other income (expense)	5,180	(1,338)	6,518	n/a
Net income	$22,722	$14,784	$7,938	53.7%
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
2Includes 2020 and 2019 acquisitions and dispositions, eight improved land parcels and one property under redevelopment as of September 30, 2020.
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

Revenues. Total revenues increased approximately $3.8 million for the three months ended September 30, 2020 compared to the same period from the prior year due primarily to property acquisitions during 2020 and 2019 and increased revenue on new and renewed leases. Cash rents on new and renewed leases totaling approximately 0.9 million square feet commencing during the three months ended September 30, 2020 increased approximately 20.3% compared to the same period from the prior year. For the three months ended September 30, 2020 and 2019, approximately $1.1 million and $0.4 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants. During the three months ended September 30, 2020, due to the effects of COVID-19, approximately $0.2 million in straight-line rent receivables was reversed. Additionally, during the three months ended September 30, 2020, we terminated a lease with the existing tenant at our Belleville property and executed a new lease with a leading e-commerce firm. The lease termination fee received was approximately $3.3 million and the non-cash deferred rent receivable write-off was approximately $3.4 million.
Property operating expenses. Total property operating expenses increased approximately $1.2 million during the three months ended September 30, 2020 compared to the same period from the prior year. The increase in total property operating expenses was primarily in the same store pool (approximately $1.0 million) and due to increases in real estate taxes related to annual rate increases, as well as utilities expenses incurred at certain of our properties.
Depreciation and amortization. Depreciation and amortization increased approximately $1.0 million during the three months ended September 30, 2020 compared to the same period from the prior year primarily due to property acquisitions and dispositions during 2020 and 2019.
General and administrative expenses. General and administrative expenses remained consistent for the three months ended September 30, 2020 compared to the same period from the prior year.
Interest and other income. Interest and other income decreased approximately $0.8 million for the three months ended September 30, 2020 compared to the same period from the prior year primarily due to a decrease in our outstanding Senior Secured Loan balance as a result of the repayment of such loan in May 2020.
Interest expense, including amortization. Interest expense decreased approximately $0.1 million for the three months ended September 30, 2020 compared to the same period from the prior year primarily due to a lower interest rate on our variable rate term loan and the repayment of a $32.7 million mortgage loan, offset by the issuance of a $100.0 million of senior unsecured debt in December 2019.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $7.2 million for the three months ended September 30, 2020 compared to the same period from the prior year. We recognized a gain of $9.0 million from the sale of one property during the three months ended September 30, 2020, compared to a recognized gain of approximately $1.8 million from the sale of one property in the same period from the prior year.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019:

	For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$92,663	$90,565	$2,098	2.3%
Non-same store operating properties [2]	16,142	8,341	7,801	93.5%
Total rental revenues	108,805	98,906	9,899	10.0%
Tenant expense reimbursements [1]
Same store	26,602	25,304	1,298	5.1%
Non-same store operating properties [2]	2,598	1,797	801	44.6%
Total tenant expense reimbursements	29,200	27,101	2,099	7.7%
Total revenues	138,005	126,007	11,998	9.5%
Property operating expenses
Same store	31,309	29,497	1,812	6.1%
Non-same store operating properties [2]	4,761	2,896	1,865	64.4%
Total property operating expenses	36,070	32,393	3,677	11.4%
Net operating income [3]
Same store	87,956	86,372	1,584	1.8%
Non-same store operating properties [2]	13,979	7,242	6,737	93.0%
Total net operating income	$101,935	$93,614	$8,321	8.9%
Other costs and expenses
Depreciation and amortization	34,683	32,168	2,515	7.8%
General and administrative	16,553	17,852	(1,299)	(7.3)%
Acquisition costs	186	48	138	287.5%
Total other costs and expenses	51,422	50,068	1,354	2.7%
Other income (expense)
Interest and other income	805	3,171	(2,366)	(74.6)%
Interest expense, including amortization	(11,802)	(12,269)	467	(3.8)%
Gain on sales of real estate investments	26,766	6,247	20,519	328.5%
Total other income (expense)	15,769	(2,851)	18,620	n/a
Net income	$66,282	$40,695	$25,587	62.9%
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
2Includes 2019 and 2020 acquisitions and dispositions, eight improved land parcels and one property under redevelopment as of September 30, 2020.
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

Revenues. Total revenues increased approximately $12.0 million for the nine months ended September 30, 2020 compared to the same period from the prior year due primarily to property acquisitions during 2020 and 2019 and increased revenue on new and renewed leases. Cash rents on new and renewed leases totaling approximately 2.0 million square feet commencing during the nine months ended September 30, 2020 increased approximately 25.2% compared to the same period from the prior year. For the nine months ended September 30, 2020 and 2019, approximately $3.0 million and $1.7 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants. During the nine months ended September 30, 2020, due to the effects of COVID-19, approximately $1.1 million in straight-line rent receivables was reversed. For the nine months ended September 30, 2020, approximately $0.7 million in rent abatements was provided to the tenant at our Caribbean property. Additionally, during the three months ended September 30, 2020, we terminated a lease with the existing tenant at our Belleville property and executed a new lease with a leading e-commerce firm. The lease termination fee received was approximately $3.3 million and the non-cash deferred rent receivable write-off was approximately $3.4 million.
Property operating expenses. Total property operating expenses increased approximately $3.7 million (approximately $1.8 million in the same-store pool) during the nine months ended September 30, 2020 compared to the same period from the prior year. The increase in total property operating expenses was due to annual rate increases in real estate taxes, as well as additional utilities expenses incurred at certain of our properties.
Depreciation and amortization. Depreciation and amortization increased approximately $2.5 million during the nine months ended September 30, 2020 compared to the same period from the prior year primarily due to property acquisitions during 2019 and 2020.
General and administrative expenses. General and administrative expenses decreased approximately $1.3 million for the nine months ended September 30, 2020 compared to the same period from the prior year due primarily to a decrease of approximately $1.8 million in stock based compensation expense, including a decrease in performance share award expense of $2.6 million, offset by an increase in restricted stock amortization. The decrease in performance share award expense primarily related to the expense for performance share awards granted prior to January 1, 2019, which varies quarter to quarter based on our relative share price performance.
Interest and other income. Interest and other income decreased approximately $2.4 million for the nine months ended September 30, 2020 compared to the same period from the prior year primarily due to a decrease in our outstanding Senior Secured Loan balance as a result of the repayment of such loan in May 2020.
Interest expense, including amortization. Interest expense decreased approximately $0.5 million for the nine months ended September 30, 2020 compared to the same period from the prior year. This decrease is primarily due to a lower interest rate on our variable rate term loan, the repayment of a $32.7 million mortgage loan, and an increase in capitalized interest, offset by the issuance of a $100.0 million of senior unsecured debt in December 2019.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $20.5 million for the nine months ended September 30, 2020 compared to the same period from the prior year. We recognized a gain of $26.8 million from the sale of four properties during the nine months ended September 30, 2020, compared to a recognized gain of approximately $6.2 million from the sale of two properties in the same period from the prior year.

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
The following sets forth certain information regarding our current at-the-market common stock offering program as of September 30, 2020:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of three and nine months ended (in thousands)
$300 Million ATM Program	May 17, 2019	$300,000	$92,870
The table below sets forth the activity under our at-the-market common stock offering programs during the three and nine months ended September 30, 2020 and 2019, respectively (in thousands, except share and price per share data):

For the Three Months Ended September 30,	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
September 30, 2020	8,250	$59.92	$487	$7
September 30, 2019	1,458,630	$50.28	$72,283	$1,064

For the Nine Months Ended September 30,	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
September 30, 2020	1,054,577	$53.09	$55,175	$812
September 30, 2019	5,822,701	$45.40	$260,531	$3,833
We had the Senior Secured Loan outstanding to a borrower that bore interest at a fixed annual interest rate of 8.0% and was fully repaid in May 2020. The Senior Secured Loan was secured by a portfolio of six improved land parcels located primarily in Newark, New Jersey. As of September 30, 2020 and December 31, 2019, there was approximately $0 and $15.9 million, respectively, net of deferred loan fees of approximately $0 and $0.1 million, respectively, outstanding on the Senior Secured Loan and approximately $0 and $0.3 million, respectively, of interest receivable outstanding on the Senior Secured Loan.
As of September 30, 2020, we had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in December 2029 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022, and a $100.0 million term loan that matures in January 2022. As of both September 30, 2020 and December 31, 2019, there were no borrowings outstanding on our revolving credit facility and $100.0 million of borrowings outstanding on our term loan.

As of September 30, 2020, we had one interest rate cap to hedge the variable cash flows associated with $50.0 million of our existing $100.0 million variable-rate term loan. The cap has a notional value of $50.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021. As of December 31, 2019, we had an additional interest rate cap with a notional value of $50.0 million (which expired on February 3, 2020) to hedge the variable cash flows associated with $50.0 million of our existing $100.0 million variable-rate term loan. We are required to make certain monthly variable rate payments on the term loan, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us in the event LIBOR is greater than 4.0%, referencing the same notional amount.
The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loan, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of September 30, 2020) for the revolving credit facility and 1.20% to 1.70% (1.20% as of September 30, 2020) for the $100.0 million term loan that matures in January 2022, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of September 30, 2020 and December 31, 2019.
As of September 30, 2020 and December 31, 2019, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $11.4 million and $44.3 million, respectively, and held cash and cash equivalents totaling approximately $155.3 million and $110.1 million, respectively.
The following tables summarize our debt maturities and principal payments and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the nine months ended September 30, 2020 and 2019 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Mortgage Loan Payable	Total Debt
2020 (6 months)	$—	$—	$—	$155	$155
2021	—	—	—	11,233	11,233
2022	—	100,000	50,000	—	150,000
2023	—	—	—	—	—
2024	—	—	100,000	—	100,000
Thereafter	—	—	200,000	—	200,000
Total Debt	—	100,000	350,000	11,388	461,388
Deferred financing costs, net	—	(261)	(2,034)	(10)	(2,305)
Total Debt, net	$—	$99,739	$347,966	$11,378	$459,083
Weighted average interest rate	n/a	1.4%	3.8%	5.5%	3.3%

	As of September 30, 2020		As of September 30, 2019
Total Debt, net	$459,083		$442,486
Equity
Common Stock
Shares Outstanding [1]	68,233,344		67,012,010
Market Price [2]	$54.76		$51.09
Total Equity	3,736,458		3,423,644
Total Market Capitalization	$4,195,541		$3,866,130
Total Debt-to-Total Investments in Properties [3]	21.1%		20.7%
Total Debt-to-Total Investments in Properties and Senior Secured Loan [4]	21.1%		20.6%
Total Debt-to-Total Market Capitalization [5]	10.9%		11.4%
Floating Rate Debt as a % of Total Debt [6]	21.7%		33.7%
Unhedged Floating Rate Debt as a % of Total Debt [7]	10.9%		11.3%
Mortgage Loans Payable as a % of Total Debt [8]	2.5%		10.1%
Mortgage Loans Payable as a % of Total Investments in Properties [9]	0.5%		2.1%
Adjusted EBITDA [10]	$92,540		$87,085
Interest Coverage [11]	7.8	x	7.1	x
Fixed Charge Coverage [12]	7.0	x	5.9	x
Total Debt-to-Adjusted EBITDA [13]	3.6	x	3.7	x
Weighted Average Maturity of Total Debt (years)	4.7		3.9

1Includes 203,729 and 427,868 shares of unvested restricted stock outstanding as of September 30, 2020 and 2019, respectively.
2Closing price of our shares of common stock on the New York Stock Exchange on September 30, 2020 and September 28, 2019, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties.
4Total debt-to-total investments in properties and Senior Secured Loan is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including the Senior Secured Loan, net of deferred loan fees of approximately $0 and $0.1 million, as of September 30, 2020 and 2019, respectively.
5Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of September 30, 2020 and 2019, respectively.
6Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Floating rate debt includes $100.0 million variable-rate term loan borrowings, of which $50.0 million is subject to an interest rate cap of 4.0% plus 1.20% to 1.70%, depending on leverage as of September 30, 2020, and our $150.0 million variable-rate term loan borrowings, of which $100.0 million was subject to interest rate caps of 4.0% plus 1.20% to 1.70% as of September 30, 2019. See “Note 9 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
7Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Hedged debt includes our $100.0 million variable-rate term loan borrowings, of which $50.0 million is subject to an interest rate cap of 4.0% plus 1.20% to 1.70%, depending on leverage as of September 30, 2020, and our $150.0 million variable rate term loan borrowings of which $100.0 million was subject to interest rate caps of 4.0% plus 1.20% to 1.70% as of September 30, 2019. See “Note 9 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
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

10Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the nine months ended September 30, 2020 and 2019, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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
The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2020:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2020	Common stock	$0.27	February 5, 2020	March 27, 2020	April 10, 2020
June 30, 2020	Common stock	$0.27	May 5, 2020	June 30, 2020	July 14, 2020
September 30, 2020	Common stock	$0.29	August 4, 2020	October 2, 2020	October 16, 2020

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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $77.4 million for the nine months ended September 30, 2020 compared to approximately $68.5 million for the nine months ended September 30, 2019. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties we acquired during 2019 and 2020 and same store properties.
Cash From Investing Activities. Net cash provided by investing activities was approximately $8.5 million and net cash used in investing activities was $236.7 million, respectively, for the nine months ended September 30, 2020 and 2019, which consisted primarily of cash paid for property acquisitions of approximately $46.8 million and $216.8 million, respectively, additions to capital improvements of approximately $31.3 million and $45.2 million, respectively, offset by net cash received for the Senior Secured Loan of $15.9 million and $0, respectively, and net proceeds from sales of real estate investments of approximately $70.7 million and $25.3 million, respectively.
Cash From Financing Activities. Net cash used in financing activities was approximately $42.6 million for the nine months ended September 30, 2020, which consisted primarily of approximately $55.2 million in net common stock issuance proceeds offset by approximately $54.9 million in equity dividend payments and approximately $33.0 million in mortgage loan payments. Net cash provided by financing activities was approximately $191.1 million for the nine months ended September 30, 2019, which consisted primarily of approximately $260.7 million in net common stock issuance proceeds offset by $19.0 million in net payments on our Facility and approximately $45.5 million in equity dividend payments.
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
Contractual Obligations
As of November 3, 2020, we have five outstanding contracts with third-party sellers to acquire three industrial properties consisting of approximately 68,000 square feet and two improved land parcels consisting of 5.8 acres for a total aggregate anticipated purchase price of approximately $42.5 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes certain information with respect to the properties we have under contract:

Market	Number of Buildings	Square Feet	Purchase Price (in thousands)	Assumed Debt (in thousands)
Los Angeles [1]	1	12,618	$14,300	$—
Northern New Jersey/New York City	1	16,159	10,625	—
San Francisco Bay Area	—	—	—	—
Seattle	1	38,883	11,737	—
Miami [2]	—	—	5,800	—
Washington, D.C.	—	—	—	—
Total	3	67,660	$42,462	$—
1 Includes one improved land parcel containing approximately 2.5 acres.
2 Includes one improved land parcel containing approximately 5.8 acres.
As of November 3, 2020, we have executed two non-binding letters of intent with third-party sellers to acquire four industrial buildings consisting of approximately 125,000 square feet and one improved land parcel consisting of approximately 2.2 acres for a total anticipated purchase price of approximately $25.6 million. In the normal course of our business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to the property or otherwise complete any such prospective purchase on the terms described or at all.

The following table summarizes our contractual obligations due by period as of September 30, 2020 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$11,388	$150,000	$100,000	$200,000	$461,388
Debt interest payments	13,686	24,535	18,670	100,766	157,657
Operating lease commitments	273	210	—	—	483
Purchase obligations	42,462	—	—	—	42,462
Total	$67,809	$174,745	$118,670	$300,766	$661,990

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
The following table reflects the calculation of FFO reconciled from net income for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands except per share data):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net income	$22,722	$14,784	$7,938	53.7%	$66,282	$40,695	$25,587	62.9%
Gain on sales of real estate investments	(9,016)	(1,782)	(7,234)	405.9%	(26,766)	(6,247)	(20,519)	328.5%
Depreciation and amortization
Depreciation and amortization	12,124	11,105	1,019	9.2%	34,683	32,168	2,515	7.8%
Non-real estate depreciation	(13)	(27)	14	(51.9)%	(59)	(82)	23	(28.0)%
Allocation to participating securities [1]	(125)	(152)	27	(17.8)%	(438)	(415)	(23)	5.5%
Funds from operations attributable to common stockholders [2]	$25,692	$23,928	$1,764	7.4%	$73,702	$66,119	$7,583	11.5%
Basic FFO per common share	$0.38	$0.36	$0.02	5.6%	1.09	$1.04	$0.05	4.8%
Diluted FFO per common share	$0.38	$0.36	$0.02	5.6%	1.09	$1.03	$0.06	5.8%
Weighted average basic common shares	68,112,661	65,724,426			67,600,957	63,667,100
Weighted average diluted common shares	68,372,515	66,018,996			67,860,811	63,961,670
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 291,893 and 406,970 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2020 and 2019, respectively, and 387,990 and 394,089 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2020 and 2019, respectively.
2Includes performance share award expense of approximately $1.3 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $3.8 million and $6.4 million for the nine months ended September 30, 2020 and 2019, respectively. See “Note 11 – Stockholders’ Equity” in the condensed notes to consolidated financial statements for more information regarding our performance share awards.

FFO increased by approximately $1.8 million and $7.6 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2019 and 2020 and same store NOI growth of approximately $0.8 million and $1.6 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods from the prior year. In addition, FFO increased due to a decrease in performance share award expense of approximately $0.3 million and $2.6 million for the three and nine months ended September 30, 2020, respectively.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net income	$22,722	$14,784	$7,938	53.7%	$66,282	$40,695	$25,587	62.9%
Gain on sales of real estate investments	(9,016)	(1,782)	(7,234)	405.9	(26,766)	(6,247)	(20,519)	328.5%
Depreciation and amortization	12,124	11,105	1,019	9.2%	34,683	32,168	2,515	7.8%
Interest expense, including amortization	3,887	3,952	(65)	(1.6)%	11,802	12,269	(467)	(3.8)%
Stock-based compensation	1,859	1,992	(133)	(6.7)%	6,353	8,152	(1,799)	(22.1)%
Acquisition costs	123	47	76	161.7%	186	48	138	287.5%
Adjusted EBITDA	$31,699	$30,098	$1,601	5.3%	$92,540	$87,085	$5,455	6.3%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of September 30, 2020 and since January 1, 2019 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of September 30, 2020. As of September 30, 2020, the same store pool consisted of 198 buildings aggregating approximately 12.0 million square feet representing approximately 91.5% of our total square feet owned and 14 improved land parcels containing approximately 54.2 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net income [1]	$22,722	$14,784	$7,938	53.7%	$66,282	$40,695	$25,587	62.9%
Depreciation and amortization	12,124	11,105	1,019	9.2%	34,683	32,168	2,515	7.8%
General and administrative	5,130	5,132	(2)	—%	16,553	17,852	(1,299)	(7.3)%
Acquisition costs	123	47	76	161.7%	186	48	138	287.5%
Total other income and expenses	(5,180)	1,338	(6,518)	n/a	(15,769)	2,851	(18,620)	n/a
Net operating income	34,919	32,406	2,513	7.8%	101,935	93,614	8,321	8.9%
Less non-same store NOI [2]	(4,900)	(3,166)	(1,734)	54.8%	(13,979)	(7,242)	(6,737)	93.0%
Same store NOI [3]	$30,019	$29,240	$779	2.7%	$87,956	$86,372	$1,584	1.8%
Less straight-line rents and amortization of lease intangibles [4]	2,509	(1,346)	3,855	n/a	811	(4,772)	5,583	n/a
Cash-basis same store NOI [3]	$32,528	$27,894	$4,634	16.6%	$88,767	$81,600	$7,167	8.8%
Less termination fee income	(3,483)	(40)	(3,443)	8,607.5%	(3,621)	(203)	(3,418)	1,683.7%
Cash-basis same store NOI excluding termination fees	$29,045	$27,854	$1,191	4.3%	$85,146	$81,397	$3,749	4.6%
1Includes approximately $3.5 million and $40,000 of lease termination income for the three months ended September 30, 2020 and 2019, respectively, and approximately $3.7 million and $0.2 million of lease termination income for the nine months ended September 30, 2020 and 2019, respectively.
2Includes 2019 and 2020 acquisitions and dispositions, eight improved land parcels and one property under redevelopment.
3Includes approximately $3.5 million and $40,000 of lease termination income for the three months ended September 30, 2020 and 2019, respectively, and approximately $3.6 million and $0.2 million of lease termination income for the nine months ended September 30, 2020 and 2019, respectively.
4Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $4.6 million for the three months ended September 30, 2020 compared to the same period from the prior year. Such increase included a cash termination fee of approximately $3.3 million paid in July 2020, related to the termination of a lease held with the existing tenant at our Belleville property. We have since executed a new lease with a leading e-commerce firm. In connection with the termination we incurred a non-cash deferred rent receivable write-off of approximately $3.4 million. In addition, cash-basis same store NOI increased due to increased rental revenue on new and renewed leases. For the three months ended September 30, 2020 and 2019, respectively, total contractual rent abatements of approximately $0.6 million and $0.4 million, were given to certain tenants in the same-store pool and approximately $3.5 million and $40,000, in lease termination income was received from certain tenants in the same store pool. Approximately $0.3 million of the increase in cash-basis same store NOI for the three months ended September 30, 2020 related to properties that were acquired vacant or with near term expirations in 2018.

Cash-basis same store NOI increased by approximately $7.2 million for the nine months ended September 30, 2020 compared to the same period from the prior year. Such increase included a cash termination fee of approximately $3.3 million paid in July 2020, related to the termination of a lease held with the existing tenant at our Belleville property. We have since executed a new lease with a leading e-commerce firm. In connection with the termination we incurred a non-cash deferred rent receivable write-off of approximately $3.4 million. In addition, cash-basis same store NOI increased due to increased rental revenue on new and renewed leases, offset by a decrease in occupancy rate. For the nine months ended September 30, 2020 and 2019, total contractual rent abatements of $1.7 million and $1.6 million, respectively, were given to certain tenants in the same-store pool and approximately $3.6 million and $0.2 million, respectively, in lease termination income was received from certain tenants in the same store pool. Approximately $0.7 million of the increase in cash-basis same store NOI for the nine months ended September 30, 2020 related to properties that were acquired vacant or with near term expirations in 2018.

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
As of September 30, 2020, we had $100.0 million of borrowings outstanding under our Facility. Of the $100.0 million outstanding on the Facility, $50.0 million is subject to interest rate caps. See “Note 9 - Derivative Financial Instruments” in the condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 1.4% as of September 30, 2020. If the LIBOR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.3 million annually on the total of the outstanding balances on our Facility as of September 30, 2020.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 1A. Risk Factors
The following risk factor supplements the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with the other risk factors presented in our Annual Report on Form 10-K for the year December 31, 2019 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.
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
•reduced economic activity impacting the businesses, financial condition and liquidity of our tenants, could cause one or more of our tenants, including certain significant tenants, or one or more of our third-party managers, to be unable to meet their rent payment or other obligations to us in full, or at all, to otherwise seek modifications of such obligations, including rent payment deferrals, or to file for bankruptcy protection;
•We continue to work with our customers who have been forced to close or otherwise limit operations or whose businesses have been adversely impacted during the pandemic to, on a case-by-case basis, provide rent deferments. Through November 3, 2020, we have granted rent deferrals to 59 tenants aggregating approximately 2.6% of annualized base rent. No rent abatements were granted. For the 59 rent deferrals granted:

◦13 tenants aggregating 0.1% of annualized base rent (5.4% of total deferrals) have completed their rent deferral period and have fully repaid the deferral amounts;

◦34 tenants aggregating 2.2% of annualized base rent (82.3% of total deferrals) have not completed their rent deferral repayment period and are fulfilling the terms of their deferral agreements; and

◦12 tenants aggregating 0.3% of annualized base rent (12.3% of total deferrals) have defaulted on their rent deferral repayments;
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
•our potential inability to comply with financial covenants of the Facility and other debt agreements could result in default and potential acceleration of indebtedness and impact our ability to make additional borrowings under the Facility or other borrowings in the future.
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
Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds
(a)Not Applicable.
(b)Not Applicable.
(c)

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
July 1, 2020 - July 31, 2020	—		—	N/A	N/A
August 1, 2020 - August 31, 2020	149,865		60.83	N/A	N/A
September 1, 2020 - September 30, 2020	—		—	N/A	N/A
	149,865	[1]	$60.83	N/A	N/A
(1)Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 4, 2020.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 4, 2020.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated November 4, 2020.

32.1**	18 U.S.C. § 1350 Certification dated November 4, 2020.

32.2**	18 U.S.C. § 1350 Certification dated November 4, 2020.

32.3**	18 U.S.C. § 1350 Certification dated November 4, 2020.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

November 4, 2020	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

November 4, 2020	By:	/s/ Michael A. Coke
Michael A. Coke
President

November 4, 2020	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer