Form 10-K
period 2020-12-31
Terreno Realty Corp
filed 2021-02-10
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold, as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter: $3,515,418,272. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute and admission that any such person is an affiliate of the Registrant).
The registrant had 68,646,910 shares of its common stock, $0.01 par value per share, outstanding as of February 8, 2021.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2020 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K
for the Year Ended December 31, 2020

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, “seek”, “target”, “see”, “likely”, “position”, “opportunity”, “outlook”, “potential”, “enthusiastic”, “future” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•the factors included in this Annual Report on Form 10-K, including those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which you should interpret as being heightened as a result of the numerous and ongoing adverse impacts of the novel coronavirus ("COVID-19");
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

PART I

Item 1.     Business.
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company” or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 82.0% of our total annualized base rent as of December 31, 2020), flex (including light industrial and research and development, or R&D) (approximately 5.0%), transshipment (approximately 5.3%) and improved land (approximately 7.7%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2020, we owned a total of 222 buildings aggregating approximately 13.2 million square feet, 25 improved land parcels consisting of approximately 91.5 acres and one property under redevelopment expected to contain approximately 0.2 million square feet upon completion. As of December 31, 2020, the buildings and improved land parcels were approximately 97.8% and 98.6% leased, respectively, to 488 customers, the largest of which accounted for approximately 5.4% of our total annualized base rent.
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
As described in more detail below, we invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D), transshipment and improved land. We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate.
Industrial Facility General Characteristics
Warehouse / distribution (approximately 82.0% of our total annualized base rent as of December 31, 2020)

•Single and multiple tenant facilities that typically serve tenants greater than 10,000 square feet of space
•Generally less than 20% office space
•Typical clear height from 18 feet to 36 feet
•May include production/manufacturing areas
•Interior access via dock-high and/or grade-level doors
•Truck court for large and small truck distribution options, possibly including staging for a high volume of truck activity and/or trailer storage
Flex (including light industrial and R&D, approximately 5.0% of our total annualized base rent as of
December 31, 2020)

•Single and multiple tenant facilities that typically serve tenants less than 10,000 square feet of space
•Facilities generally accommodate both office and warehouse/manufacturing activities
•Typically has a larger amount of office space and shallower bay depths than warehouse/distribution facilities
•Parking consistent with increased office use

•Interior access via grade-level and/or dock-high doors
•Staging for moderate truck activity
•May include a showroom, service center, or assembly/light manufacturing component
•Enhanced landscaping
Transshipment (approximately 5.3% of our total annualized base rent as of December 31, 2020)

•Includes truck terminals and other transshipment facilities, which serve both single and multiple tenants
•Typically has a high number of dock-high doors, shallow bay depth and lower clear height
•Staging for a high volume of truck activity and trailer storage
Improved land (approximately 7.7% of our total annualized base rent as of December 31, 2020)

•Used for industrial outdoor storage, including truck, trailer and car parking
•May be redeveloped in the future

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
In general, we prefer to utilize local third-party property managers for day-to-day property management. We believe outsourcing property management is cost effective, provides us with operational flexibility and is a source of acquisition opportunities. We have directly managed certain of our properties in the past and may do so in the future if we determine such direct property management is in our best interest.
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
The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2020, we have stabilized 85 properties.
We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 23 properties since inception in 2010 for an aggregate sales price of approximately $364.7 million and a total gain of approximately $119.9 million.

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

•Highly Aligned Compensation Structure. We believe that executive compensation should be closely aligned with long-term stockholder value creation. As a result, the long-term performance-based equity incentive compensation of our executive officers is based exclusively on our total shareholder return exceeding the total shareholder return of the MSCI U.S. REIT Index (RMS) or the FTSE National Association of Real Estate Investment Trusts (“Nareit”) Equity Industrial Index.

•Commitment to Strong Corporate Governance. We are committed to strong corporate governance, as demonstrated by the following:
–all members of our board of directors serve annual terms;
–we have adopted a majority voting standard in non-contested director elections;
–we have opted out of three Maryland anti-takeover provisions and, in the future, we may not opt back in to these provisions without stockholder approval;
–we designed our ownership limits solely to protect our status as a REIT and not for the purpose of serving as an anti-takeover device; and
–we have no stockholder rights plan. In the future, we will not adopt a stockholder rights plan unless our stockholders approve in advance the adoption of such a plan or, if adopted by our board of directors, we will submit the stockholder rights plan to our stockholders for a ratification vote within 12 months of adoption or the plan will terminate.
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
Our Corporate Structure

We are a Maryland corporation formed on November 6, 2009 and have been publicly held and subject to U.S. Securities and Exchange Commission ("SEC") reporting obligations since 2010. We are not structured as an Umbrella Partnership Real Estate Investment Trust, or UPREIT, although we could put in place a similar structure to facilitate an acquisition if needed. We currently own our properties indirectly through subsidiaries and may utilize one or more taxable REIT subsidiaries as appropriate.
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
Competition
We believe the current market for industrial real estate acquisitions to be highly competitive. We compete for real property investments with pension funds and their advisors, bank and insurance company investment accounts, other public and private real estate investment companies, including other REITs, real estate limited partnerships, owner-users, individuals and other entities engaged in real estate investment activities, some of which have greater financial resources than we do. We believe the leasing of real estate to be competitive. We experience competition for customers from owners and managers of competing properties. As a result, we may have to provide free rental periods, incur charges for tenant improvements or offer other inducements, all of which may have an adverse impact on our results of operations.
Governmental Regulations
Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property and the Americans with Disabilities Act of 1990.
In addition to the discussion below, see “Item 1A – Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” together with our audited consolidated financial statements and the related notes thereto for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.
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
In general, we utilize local third-party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues. As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on us, or (2) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. We were not aware of any significant or material exposures as of December 31, 2020 and 2019.
Employees and Human Capital
As of February 9, 2021, we had 26 employees. None of our employees is a member of any union or is subject to a collective bargaining agreement.
We recognize that our success is linked to the talent and expertise of our people. We invest in our employees and are committed to growing individual skills and leadership qualities across our business. Our human capital objectives include, as applicable, identifying, recruiting, retaining, developing, incentivizing and integrating our existing and prospective employees. We also emphasize external community engagement by encouraging volunteer work, providing paid time off to participate in charitable activities and matching a portion of employee donations to qualifying nonprofit organizations.
As an equal opportunity employer, we promote a consistent message of diversity and inclusion and reward our employees based on merit and their contributions. We have also increased our board diversity in terms of gender, race and work experience. We have designed an executive compensation program intended to (i) align the interest of our executives and stockholders, (ii) motivate our executives to manage our business to meet our near, medium and long-term objectives, (iii) assist in attracting and retaining talented and well-qualified executives, (iv) be competitive with other industrial real estate investment trusts and (v) encourage and provide the opportunity for our executives to obtain meaningful ownership levels of our stock.
The health and safety of our employees, third-party property managers, tenants and communities where our properties are located are of primary concern. Our employees are encouraged to make healthy lifestyle decisions that can ultimately benefit the company by reducing insurance claims and boosting productivity. We are headquartered in San Francisco and, in response to the COVID-19 pandemic, our employees have been working remotely in accordance with recommendations by the City of San Francisco since March 2020. Our local, third-party property managers are also generally working remotely, as recommended by their municipalities. Investors should refer to our COVID-19 disclosure in "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations".
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

Item 1A.    Risk Factors.
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. If any of the following risks occur, our business, financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected. These risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Investors should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 2 and should also refer to our quarterly reports on Form 10-Q and current reports on Form 8-K for any material updates to these risk factors.

Risks Related to Our Business and Our Properties
The outbreak of the novel coronavirus (COVID-19) has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies and could materially and adversely impact our business, financial condition and results of operations and the business, financial condition and results of operations of our tenants.
The global COVID-19 pandemic has caused, and could continue to cause, significant disruptions to the U.S. and global economies and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually and rapidly evolving and many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and/or mandatory closures of businesses. Certain states and cities, including where our headquarters and our properties are located, have also reacted by instituting quarantines, restrictions on travel, “shelter-in-place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.
The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted accurately, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, including the adoption of available COVID-19 vaccines, as well as the effect of any relaxation of current restrictions, all of which could vary among the geographic regions in which our properties are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19 on our business and businesses of our tenants. Nevertheless, COVID-19 and actions taken to contain it or mitigate its impact may materially and adversely affect our businesses, financial condition and results of operations and may also have the effect of heightening many of the risks described below and within this “Risk Factors” section, including:
•the complete or partial closure of, or other operational restrictions or other issues at, one or more of our properties resulting from government or tenant action has had, and could continue to have, a material adverse impact on our operations and those of our tenants and third-party property managers;
•reduced economic activity impacting the businesses, financial condition and liquidity of our tenants, has caused, and could continue to cause, one or more of our tenants, including certain significant tenants, or one or more of our third-party managers, to be unable to meet their rent payment or other obligations to us in full, or at all, to otherwise seek modifications of such obligations, including rent payment deferrals, or to file for bankruptcy protection;
•our inability to renew leases, lease vacant space, including vacant space from tenant defaults, or re-lease space as leases expire on favorable terms, or at all, including in the current slowing leasing environment, which could result in lower rental revenues or cause interruptions or delays in the receipt, or non-receipt, of rental payments;
•severe disruption and instability in the U.S. and global financial markets or deteriorations in credit and financing conditions could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business activities and repay debt on a timely basis;
•disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis, or at all, including as a result of restrictions on construction activity, could cause delays in completing ongoing or future construction or re-development projects;
•any inability for us to effectively manage our portfolio and manage our operations or any inability of our third-party property managers to provide services to us while working remotely during the COVID-19 pandemic and for a time after such pandemic could adversely impact our business; and

•our potential inability to comply with financial covenants of our credit facility and other debt agreements could result in default and potential acceleration of indebtedness and impact our ability to make additional borrowings under our credit facility or other borrowings in the future.

Our long-term growth will depend, in part, upon future acquisitions of properties, and we may acquire properties that pose integration and other risks that could harm our business.

We intend to continue to acquire industrial properties in our six target markets. The acquisition of properties entails various risks, including the risks that our investments may not perform as well as we had expected, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. We may also own or acquire properties that are subject to contingent or pre-existing undisclosed liabilities including, but not limited to, liabilities for adverse environmental conditions, accrued but unpaid liabilities incurred in the ordinary course of business or tax liabilities. We may have no recourse, or only limited recourse, with respect to such unknown liabilities or may be unable to secure insurance coverage on the property in a sufficient amount of cover the liability, or at all. As a result, if a liability were asserted against us based upon ownership of any of these entities or properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flows. There is no assurance we would successfully overcome these risks or any other problems encountered with these acquisitions.

In addition, we cannot assure you of the availability of investment opportunities in our targeted markets at attractive pricing levels, or at all. As a result of competition in our targeted markets, we may be unable to acquire properties as we desire or the purchase price may be significantly elevated. In the event that such opportunities are not available in our targeted markets as we expect, our ability to execute our business plan and realize our projections for growth may be materially adversely affected.

The availability and timing of cash distributions is uncertain and is limited by the requirements of Maryland law.

We have made regular quarterly cash distributions (which we also refer to as dividends) to our stockholders, and we intend to continue to pay regular quarterly cash distributions. Our corporate strategy is to fund the payment of quarterly distributions entirely from distributable cash flows. However, our board of directors has the sole discretion to determine the timing, form and amount of any cash distributions and may fund our quarterly distributions from a combination of available cash flows, net of recurring capital expenditures and/or proceeds from borrowings and property dispositions or may retain any portion of our distributable cash flows for working capital. We cannot assure our stockholders that sufficient funds will be available to pay distributions or that the level of any distributions we do make will increase or even be maintained over time, any of which could materially and adversely affect the market price of our shares of common stock.

Our ability to pay distributions on our stock is also limited by applicable Maryland law, under which we generally may not make a distribution on our stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our outstanding stock.

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

In addition to general regional, national and international economic conditions that may materially adversely affect our business and financial results, our operating performance will be materially adversely impacted by adverse economic conditions in the specific markets in which we operate and particularly in the markets in which we have significant concentrations of properties. For example, as of December 31, 2020, approximately 26.9% of our rentable square feet and approximately 53.2% of our improved land parcels were located in Northern New Jersey/New York City, representing a combined percentage of approximately 29.5% of our total annualized base rent. See “Item 2 - Properties” in this Annual Report on Form 10-K for additional information regarding our ownership of properties in our markets. Any downturn in the economy in the real estate market or any of our markets and any failure to accurately predict the timing of any economic improvement in these markets could cause our operations and our revenue and cash available for distribution to our stockholders to be materially adversely affected.

We may be unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire.

We cannot assure you that leases at our properties will be renewed or that such properties will be re-leased at net effective rental rates equal to or above the then current average net effective rental rates, or at all. In addition, we may be required to grant concessions or fund improvements. If the rental rates for our properties decrease, our tenants do not renew their leases or we do not re-lease a significant portion of our available space, including vacant space resulting from tenant defaults, and space for which leases are scheduled to expire, our financial condition, results of operations, cash flows, cash available for distribution to stockholders, per share trading price of our common stock and our ability to satisfy our debt service obligations could be materially adversely affected. In addition, if we are unable to renew leases or re-lease a property, the resale value of that property could be diminished because the market value of a particular property will depend in part upon the value of the leases of such property.

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

We are dependent on tenants for our revenues, including certain significant tenants and single tenants that occupy entire properties. As a result, the bankruptcy or insolvency of our tenants, or tenant defaults generally, may adversely affect the income produced by our properties. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs, including litigation and related expenses, in protecting our investment and re-leasing our property.

Our tenants, particularly those that are highly leveraged, could file for bankruptcy protection or become insolvent in the future. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy but the bankrupt tenant may be authorized to reject and terminate its lease with us. In such case, our claim against the bankrupt tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full. This shortfall could force us to find an alternative source of revenues to pay any mortgage loan or operating expenses on the property, adversely affect our cash flows and results of operations and could cause us to reduce the amount of distributions to stockholders.

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

Our redevelopment, renovation or expansion strategies may not be successful.

We may pursue redevelopment opportunities or construct expansions or improvements of industrial properties that we own. These activities are subject to risks, including, but not limited to, the risks that: we will expend money and time on projects that do not perform as expected; the actual construction or operating costs, including labor and material costs, will be higher than originally estimated; we may fail to obtain, or experience delays in obtaining, any necessary permits and authorizations; permits and authorizations are subject to stringent conditions; we are unable to complete construction on the timeframe we expect, or at all; occupancy and rental rates may not meet expectations; and we may be unable to obtain financing on favorable terms, or at all, for such projects.

We may not acquire the industrial properties that we have entered into agreements or non-binding letters of intent to acquire.

We have entered, and may in the future enter, into agreements and non-binding letters of intent with third-party sellers to acquire properties as more fully described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract and non-binding letters of intent because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions, and in the case of properties under non-binding letters of intent, our entry into purchase and sale agreements with respect to the properties. There is no assurance that such proposed acquisitions, if completed, will be completed on the timeframe or terms we expect. If we do not complete the acquisition of the properties under contract or non-binding letters of intent, we will have incurred expenses without our stockholders realizing any benefit from the acquisition of such properties.

We depend on key personnel.

Our success depends to a significant degree upon the contributions of our senior management team whose continued service is not guaranteed. The loss of services from our senior management team or our inability to find suitable replacements, could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, people with access or who gain access to our systems and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, including but not limited to password protection, ongoing training modules throughout the year, frequent backups and a redundant data system, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could significantly disrupt the proper functioning of our networks and systems and, as a result, disrupt our operations, which could have a material adverse effect on our cash flow, financial condition and results of operations.

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

Risks Related to Financing and Capital

If we cannot obtain additional financing, our growth will be limited.

If adverse conditions in the credit markets, in particular with respect to real estate, materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in industrial properties, including our ability to realize our projections for growth, will be limited if we cannot obtain additional financing on favorable terms, or at all. In the future, we will rely on equity and debt financing, including issuances of common and perpetual preferred stock, borrowings under our revolving credit facility, term loans, issuances of unsecured debt securities and debt secured by individual properties or pools of properties, to finance our acquisition, redevelopment, renovation and expansion activities and for working capital. If we are unable to obtain equity or debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. Market conditions may make it difficult to obtain additional financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

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

Our business strategy contemplates the use of both non-recourse secured debt and unsecured debt to finance long-term growth. As of December 31, 2020, we had total debt, net of deferred financing costs, of approximately $459.1 million, which consisted of revolving credit facility borrowings, term loan borrowings, senior unsecured note borrowings and mortgage loans payable. While over the long term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 35% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. We also intend to maintain a fixed charge coverage ratio in excess of 2.0x and a debt-to-adjusted EBITDA ratio below 6.0x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness but our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Our existing debt, and the incurrence of additional debt, could subject us to many risks, including the risks that:
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
•the terms of any refinancing may not be as favorable as the terms of the debt being refinanced; and
•the use of leverage could adversely affect our ability to make distributions to our stockholders and the market price of our shares of common stock.

If we do not have sufficient funds to repay existing or future debt, including debt under our credit facility and senior unsecured notes, it may be necessary to refinance the debt through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, the increase in interest expense would adversely affect our cash flows, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of industrial properties on disadvantageous terms, potentially resulting in losses. We may also place mortgages on our properties that we own to secure a revolving credit facility or other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our industrial properties that may be pledged to secure our obligations to foreclosure.

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

The agreements relating to our existing debt contain, and we expect that agreements relating to our future indebtedness will contain, covenants that could limit our operations and our ability to make distributions to our stockholders.

We have a credit facility, which consists of a $100.0 million term loan that matures in January 2022 and a revolving credit facility with $250.0 million in borrowing capacity that matures in October 2022. We also have $350.0 million of senior unsecured notes outstanding. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our revolving credit facility, our term loan and our senior unsecured notes. Our revolving credit facility, our term loan, our senior unsecured notes and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will limit or restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. For example, our credit facility restricts distributions if we are in default. These covenants may limit our operating and financial flexibility and our ability to respond to changes in our business or competitive activities in the future and may also restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders or obtain necessary funds.

Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. If we violate covenants or if there is an event of default under our credit facility, our senior unsecured notes, our existing mortgage loans payable or in our future agreements, we could be required to repay all or a portion of our indebtedness before maturity and might be unable to arrange financing for such repayment on attractive terms, if at all. In addition, the note purchase agreements with respect to our existing senior unsecured notes contain, and any unsecured debt agreements we enter into in the future may contain, specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect our cash flows, financial condition and results of operations.

We may acquire outstanding debt or provide a loan, in each case secured by an industrial property, which will expose us to risks.

We may acquire outstanding debt secured by an industrial property from lenders and investors or provide a loan secured by industrial property if we believe we can acquire ownership of the underlying property through foreclosure, deed-in-lieu of foreclosure or other means. If we acquire such debt or provide such a loan, borrowers may seek to assert various defenses to our foreclosure or other actions, and we may not be successful in acquiring the underlying property on a timely basis, or at all, in which event we could incur significant costs and experience significant delays in acquiring such properties, all of which could adversely affect our financial performance and reduce our expected returns from such investments. In addition, we may not earn a current return on such investments particularly if the loan that we acquire or provide is in, or goes into, default.

If we provide debtor-in-possession financing or provide a loan, a default by the borrower could adversely affect our cash flows.

We may on a limited basis provide debtor-in-possession financing to a property owner that has filed for bankruptcy or make a loan secured by real estate that we might otherwise purchase directly. We expect that any such loans would be secured by one or more properties that we intend to acquire and that we would have the option to acquire such property in lieu of the repayment of such loan. Any default by the borrower under any such loan could negatively impact our cash flows and our ability to make cash distributions to our stockholders and result in litigation and related expenses. Although we would expect to acquire the secured property upon a borrower’s default, there is no assurance that we will successfully foreclose on a property, and any such foreclosure could result in significant expenses.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap contracts and swap agreements. For example, as of December 31, 2020, we have one interest rate cap to hedge the variable cash flows associated with $50.0 million of our $100.0 million variable-rate term loan. This arrangement, and future hedging arrangements we enter into, may not be effective in reducing our exposure to interest rate changes and a court could rule that such arrangements are not legally enforceable. Hedging may reduce overall returns on our investments and the failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

We may be adversely affected by the potential discontinuation of LIBOR.

In July 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. It is expected that a transition away from the widespread use of LIBOR to alternative interest rates will occur over the course of the next few years. As of December 31, 2020, we had $100.0 million of debt that was indexed to LIBOR, including our credit facility.

In the event that LIBOR is discontinued, the interest rate for our debt that is indexed to LIBOR will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and may be magnified.

Our existing stockholders may experience dilution if we issue additional common stock.

Sales of substantial amounts of shares of our common stock in the public market, including the issuance of our common stock in connection with property, portfolio or business acquisitions, the issuance and vesting of any restricted stock granted to employees under our 2019 Equity Incentive Plan and the issuance of our common stock upon the vesting of awards under our Amended and Restated Long-Term Incentive Plan, may be dilutive to existing stockholders and could have an adverse effect on the market price of our common stock.

We may issue preferred stock or debt securities and may also incur other future indebtedness which would rank senior to our common stock upon liquidation and may adversely affect the market price of our common stock.

Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Upon liquidation, holders of our debt securities and any shares of preferred stock, and lenders with respect to other borrowings, including our existing credit facility and mortgage loans payable, will receive distributions of our available assets prior to the holders of our common stock. In addition, future offerings of debt securities or the incurrence of additional indebtedness may reduce the market price of our common stock. Shares of our preferred stock, if issued in the future, could have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock and, as a result, may reduce the market price of our common stock.

Volatility in the capital and credit markets could materially and adversely impact us.

The capital and credit markets have experienced, and may continue to experience, extreme volatility and disruption from time to time, which may make it more difficult for us to raise equity capital, hinder our ability to borrow money, obtain new debt financing or refinance our maturing debt on favorable terms, or at all. Market turmoil and tightening of credit, which have occurred in the past, can also lead to an increased lack of consumer confidence and widespread reduction of business activity generally, which also could materially and adversely impact us, including our ability to acquire and dispose of assets on favorable terms or at all. Volatility in capital and credit markets may also have a material adverse effect on the market price of our common stock.

Risks Related to the Real Estate Industry

Investments in real estate properties are subject to risks that could adversely affect our business.

Investments in real estate properties are subject to varying degrees of risk and our performance and value are subject to general economic conditions and risks associated with our properties. While we seek to minimize these risks through geographic diversification of our portfolio, market research and our asset management capabilities, these risks cannot be eliminated. Factors that may affect real estate values and cash flows include:
•downturns in national, regional and local economic conditions (particularly increases in unemployment);
•the attractiveness of our properties to potential tenants and competition from other industrial properties;
•changes in supply of, or demand for, similar or competing properties in an area;
•bankruptcies, financial difficulties or lease defaults by the tenants of our properties;
•adverse capital and credit market conditions, which may restrict our operating activities;
•changes in interest rates, availability and terms of debt financing, including periods of high or rising interest rates;
•changes in operating costs and expenses and our ability to control rents;
•changes in, or increased costs of compliance with, governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder;
•increasing costs of maintaining, insuring, renovating and making improvements to our properties;
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
•disruptions in the global supply chain caused by political, regulatory or other factors, including terrorism and domestic terrorist attacks;
•disruptions to political, governmental or regulatory systems, including shutdowns of the government and its agencies; and,
•the effects of deflation, including credit market dislocation, weakened consumer demand and a decline in general price levels.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or public perception that any of these events may occur, would result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would materially adversely affect our financial condition and results of operations. Future terrorist attacks may also result in declining economic activity, which could reduce the demand for, and the value of, our properties and adversely impact our tenants, including their ability to meet obligations under their leases. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our properties.

Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties.

We compete with other developers, owners and operators of real estate, some of which own properties similar to our properties in the same markets in which the properties we own are located. If our competitors offer space at rental rates below current market rates or below the rental rates we will charge the tenants of our properties, we may lose existing or potential tenants, and we may be pressured to reduce our rental rates or offer tenant concessions or favorable lease terms in order to retain tenants when such tenants’ leases expire or attract new tenants. As a result of these actions by our competitors, our financial condition, cash flows, cash available for distribution, trading price of our common stock and ability to satisfy our debt service obligations could be materially adversely affected.

Real estate investments are not as liquid as other types of assets, which may reduce economic returns to investors.

Real estate investments are not as liquid as other types of investments and significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. In addition, we intend to comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax bases and the costs of improvements made to these properties, and meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets may be restricted. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic, financial, investment or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the market price of, our common stock.

Uninsured or underinsured losses relating to real property may adversely affect our returns.

We will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, hurricanes, fires, earthquakes and other natural disasters, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property and we may not have access to an alternative source of funding to repair or reconstruct the damaged property. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed. Any such losses could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

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

We invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties may be adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties may be on or are adjacent to or near other properties upon which others, including former owners or tenants of such properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances. As needed, we may obtain environmental insurance policies on commercially reasonable terms that provide coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk- adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

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

All real property and the operations conducted on real property are subject to various federal, state and local laws and regulations. Tenants’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Leasing our properties to tenants that engage in industrial, manufacturing and commercial activities will cause us to be subject to the risk of liabilities under environmental laws and regulations.

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

Furthermore, while leases with our tenants generally include provisions to obligate the tenants to comply with all laws and operate within a defined use, there is no guaranty that the tenants will comply with the terms of their leases. Moreover, our tenants may disregard the use restrictions contained in their leases and conduct operations not contemplated by the lease, including highly hazardous uses, despite our efforts to prohibit certain uses. We may also incur costs to bring a property into legal compliance even though the tenant may have been contractually required to comply and pay for the cost of compliance.

We are exposed to the potential impacts of future climate change and climate-change related risks, which may result in unanticipated losses that could affect our business and financial condition.

Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns over contributions to climate change. Laws and regulations targeting climate change or GHG emissions, including any additional taxation or regulation of energy use, could result in increased operating costs that we may not be able to effectively pass on to our tenants. In addition, such laws and regulations could impose substantial costs on our tenants, including, for example, an increase in the cost of the fuel and other energy purchased by our tenants and capital costs associated with updating or replacing their trucks earlier than planned. Any such increased costs could impact the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.

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

Compliance or failure to comply with regulatory requirements could result in substantial costs.

We are required to comply with many regulations made by various regulatory entities, including (but not limited to) the Americans with Disabilities Act, The Fair Housing Amendment of 1988, various California energy efficiency standards such as The Energy Efficiency Standards for Residential and Nonresidential Buildings, Title 24, and/or other similar regulations. Noncompliance could result in the imposition of fines or the award of damages to private litigants. If we are required to incur additional costs and make unanticipated expenditures or substantial modifications to our properties to comply with such regulatory requirements, our financial condition, cash flows, results of operations, the market price of our shares of common stock and our ability to make distributions to our stockholders could be adversely affected.

We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect the return on an investment in our common stock.

We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment objectives. Our ability to dispose of properties on advantageous terms or at all depends on factors beyond our control, including competition from other sellers that are divesting similar assets in the same markets and/or at valuations below our valuations for comparable assets and the availability of attractive financing for potential buyers of our properties. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure our stockholders that we will be able to sell such properties at a profit, or at all, in the future.

Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold and may not have the funds available to correct such defects or to make such improvements. In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

Risks Related to Our Organizational Structure

Our board of directors may change significant corporate policies without stockholder approval.

Our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of the board of directors without notice to, or a vote of, our stockholders. In addition, the board of directors may change our governance policies, including our conflict of interest policies, provided that such changes are consistent with applicable legal and regulatory requirements, including the listing standards of the New York Stock Exchange. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flows, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay distributions to our stockholders.

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

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting or deterring a third-party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•“Business Combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (as defined under the MGCL) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose special stockholder voting requirements unless certain minimum price conditions are satisfied; and

•“Control Share” provisions that provide that “control shares” of our company acquired in a “control share acquisition” (each as defined under the MGCL) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have opted out of the business combination and control share provisions of the MGCL by resolution of our board of directors and pursuant to a provision in our bylaws, respectively. However, in the future, only upon the approval of our stockholders, our board of directors may by resolution elect to opt-in to the business combination provisions of the MGCL and we may, only upon the approval of our stockholders, by amendment to our bylaws, opt-in to the control share provisions of the MGCL. Our board of directors has also adopted a resolution prohibiting us from electing to be subject to the provisions of Title 3, Subtitle 8 of the MGCL, without the approval of our stockholders, that would permit our board of directors to classify the board without stockholder approval. Such provisions of Title 3, Subtitle 8 of the MGCL could have an anti-takeover effect.

In addition, the provisions of our charter on removal of directors and the advance notice provisions of our bylaws could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Likewise, if our board of directors, with stockholder approval, as applicable, were to opt- in to the business combination or control share provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL, these provisions of the MGCL could have similar anti-takeover effects.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she satisfies his or her duties to us and our stockholders. Our charter limits the liability of our directors and officers to us and our stockholders for monetary damages, except for liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited. In addition, we may be obligated to advance the defense costs incurred by our directors and executive officers, and may, in the discretion of our board of directors, advance the defense costs incurred by our employees and other agents in connection with legal proceedings.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT would cause us to be taxed as a regular C corporation, which would substantially reduce funds available for distributions to stockholders.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Our tax liabilities may increase as a result of changes in state and local tax laws or regulations, or, in the case of property taxes, as our properties are assessed or reassessed by taxing authorities. Any of these taxes would decrease cash available for distributions to stockholders.

We may be subject to a 100% penalty tax on any prohibited transactions that we enter into, or may be required to forego certain otherwise beneficial opportunities in order to avoid the penalty tax on prohibited transactions.

If we are found to have acquired or held property primarily for sale to customers in the ordinary course of business, we may be subject to a 100% prohibited transactions tax under U.S. federal tax laws on the gain from disposition of the property unless the disposition qualifies for one or more safe harbor exceptions for properties that have been held by us for at least two years and satisfy certain additional requirements.

The potential application of the prohibited transactions tax could cause us to forego potential dispositions of property or to forego other opportunities that might otherwise be attractive to us, or to hold investments or undertake such dispositions or other opportunities through a taxable REIT subsidiary (“TRS”), which would generally result in corporate income taxes being incurred.

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

Currently, the maximum tax rate for qualified dividends payable to individual U.S. stockholders is 20%. Dividends payable by REITs, however, are generally not eligible for such reduced rates. However, for taxable years beginning before January 1, 2026, a deduction of up to 20% (subject to certain limitations) is available on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. Additionally, to the extent such dividends are attributable to certain dividends that we receive from a TRS, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. While we currently do not own any interest in a TRS, we may own any such interest in the future. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

We may choose to pay dividends in our stock instead of cash, in which case stockholders may be required to pay income taxes in excess of any cash dividends they receive.

We may distribute taxable dividends that are payable in stock. Taxable stockholders receiving taxable stock dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of any cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends. In addition, if a significant number of our stockholders sell common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the total voting power of the outstanding securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by unsecured debt of publicly offered REITs, in each case, at the close of each calendar quarter. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our relationship with any TRS will be limited, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the imposition of certain taxes.

While we currently do not own any interest in a TRS, we may own any such interest in the future. As a REIT, we are subject to a variety of limitations on our ownership of TRSs and operations with respect to any TRSs that we own, and failure to comply with these limitations may subject us to additional taxes, the amount of which could be substantial, or, potentially, loss of REIT status. While we anticipate that we will comply with these limitations in the event we acquire an interest in a TRS, we can provide no assurances in this regard.

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

General Risks

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal controls over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, there can be no guarantee that our internal controls over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal controls over financial reporting which may occur in the future could result in misstatements or restatements of our financial statements or a decline in our stock price.

The market price and trading volume of our common stock may be volatile and may trade at prices that are higher or lower than our net asset value per share.

The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations. If the market price of our common stock declines, you may be unable to resell your shares at or above the price you paid for such shares. We cannot assure you that the market price of our common stock will not fluctuate or decline in the future.

Additionally, the market value of the equity securities of a REIT is based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and upon the real estate market value of the underlying assets. Our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flows for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock.
•Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include: our financial condition, performance, liquidity and prospects; actual or anticipated variations in our quarterly operating results or distributions; changes in our funds from operations, or FFO, or earnings; publication of research reports about us or the real estate industry; changes in earnings estimates by analysts and our ability to meet analysts’ earnings estimates; increases in market interest rates that lead purchasers of our shares to demand a higher yield; the market for similar securities issued by REITs; the attractiveness of REIT securities in comparison to the securities of other companies, taking into account, among other things, the higher tax rates imposed on dividends paid by REITs; government legislation, action or regulation; our issuance of debt or preferred equity securities; the realization of any of the other risk factors presented in this Annual Report on Form 10-K; and general market, including capital market and real estate market, and economic conditions.

Item 1B.     Unresolved Staff Comments.
None.

Item 2.     Properties.

As of December 31, 2020, we owned a total of 222 buildings aggregating approximately 13.2 million square feet, 25 improved land parcels consisting of approximately 91.5 acres and one property under redevelopment expected to contain approximately 0.2 million square feet upon completion. As of December 31, 2020, the buildings and improved land parcels were approximately 97.8% and 98.6% leased, respectively, to 488 customers, the largest of which accounted for approximately 5.4% of our total annualized base rent. The properties are located in Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution buildings, flex buildings (including light industrial and research and development, or R&D), transshipment buildings and improved land parcels. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in this Annual Report on Form 10-K for a general description of these types of industrial real estate. We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K for a detailed listing of our properties.

The following table summarizes by type our investments in real estate as of December 31, 2020:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (000's) [1]	% of Total
Warehouse/distribution	197	$124,474	82.0%
Flex	10	7,617	5.0%
Transshipment	15	8,056	5.3%
Improved land	25	11,770	7.7%
Total	247	$151,917	100.0%

1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2020, multiplied by 12.

The following table summarizes by market our investments in real estate as of December 31, 2020:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	43	62	41	31	27	18	222
Rentable Square Feet	2,584,648	3,555,250	2,056,695	2,098,302	1,370,872	1,534,625	13,200,392
% of Total	19.6%	26.9%	15.6%	15.9%	10.4%	11.6%	100.0%
Occupancy % as of December 31, 2020	98.8%	96.0%	99.2%	98.7%	100.0%	95.4%	97.8%
Annualized Base Rent (000’s) [1]	$24,158	$39,241	$27,152	$20,021	$12,960	$16,615	$140,147
% of Total	17.2%	28.0%	19.4%	14.3%	9.2%	11.9%	100.0%
Annualized Base Rent[1] Per Occupied Square Foot	$9.46	$11.50	$13.31	$9.67	$9.45	$11.34	$10.82
Weighted Average Remaining Lease Term (Years) [2]	6.7	4.9	3.3	3.9	3.6	3.7	4.5

Investments in Improved Land
Number of Land Parcels	8	9	2	3	2	1	25
Acres	16.4	48.6	4.0	5.9	3.2	13.4	91.5
% of Total	17.9%	53.2%	4.4%	6.4%	3.5%	14.6%	100.0%
Occupancy % as of December 31, 2020	100.0%	100.0%	68.1%	100.0%	100.0%	100.0%	98.6%
Annualized Base Rent (000’s) [1]	$3,403	$5,593	$647	$888	$396	$843	$11,770
% of Total	28.9%	47.5%	5.5%	7.5%	3.4%	7.2%	100.0%
Annualized Base Rent[1] Per Occupied Square Foot	$4.77	$2.69	$5.50	$3.67	$2.87	$1.45	$3.03
Weighted Average Remaining Lease Term (Years) [2]	4.0	4.8	1.2	5.1	2.7	9.0	5.1

Total Investments in Real Estate
Annualized Base Rent (000’s) [1]	$27,561	$44,834	$27,799	$20,909	$13,356	$17,458	$151,917
Gross Book Value (000’s) [3]	$462,966	$651,417	$389,188	$356,528	$153,918	$217,211	$2,231,228
% of Total Gross Book Value	20.7%	29.2%	17.4%	16.0%	7.0%	9.7%	100.0%

1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2020, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2020, weighted by the respective square footage.
3Includes one property under redevelopment expected to contain approximately 0.2 million square feet upon completion, as discussed below.

As of December 31, 2020, we owned one property under redevelopment expected to contain approximately 0.2 million square feet upon completion with a total expected investment of approximately $64.1 million, including redevelopment costs, capitalized interest and other costs of approximately $61.4 million.
The following table summarizes our capital expenditures incurred during the three months and years ended December 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2020	2019	2020	2019
Building improvements	$3,210	$8,171	$15,311	$21,385
Tenant improvements	1,163	2,268	2,868	4,669
Leasing commissions	3,698	3,224	13,408	7,813
Redevelopment, renovation and expansion	265	4,336	7,026	27,968
Total capital expenditures [1]	$8,336	$17,999	$38,613	$61,835
1Includes approximately $2.0 million and $10.8 million for the three months ended December 31, 2020 and 2019, respectively, and approximately $17.4 million and $42.5 million for the years ended December 31, 2020 and 2019, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 10 and 17 properties for the three months ended December 31, 2020 and 2019, respectively, and 15 and 20 properties for the years ended December 31, 2020 and 2019, respectively.
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
Our top 20 customers based on annualized base rent as of December 31, 2020 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	Amazon.com [2]	5	471,880	3.6%	$8,198	5.4%
2	FedEx Corporation [3]	7	314,519	2.4%	5,114	3.4%
3	United States Government	8	300,732	2.3%	3,748	2.5%
4	Danaher	3	171,707	1.3%	3,732	2.5%
5	District of Columbia	7	234,071	1.8%	3,334	2.2%
6	United States Postal Service	3	125,950	1.0%	2,758	1.8%
7	DirectBuy Home Improvement	1	230,891	1.7%	1,915	1.3%
8	Costco-Innovel Solutions LLC	1	219,910	1.7%	1,816	1.2%
9	XPO Logistics	2	180,717	1.4%	1,732	1.1%
10	L3 Harris Technologies, Inc.	1	147,898	1.1%	1,651	1.1%
11	O'Neill Logistics	2	237,692	1.8%	1,466	1.0%
12	Topaz Lighting Corp.	1	190,000	1.4%	1,463	1.0%
13	Port Kearny Security, Inc. [4]	1	—	—%	1,458	1.0%
14	YRC	2	61,252	0.5%	1,423	0.9%
15	Envogue International	1	192,000	1.5%	1,411	0.9%
16	Bar Logistics	1	203,263	1.5%	1,393	0.9%
17	Lilac Solutions Inc.	1	92,884	0.7%	1,338	0.9%
18	Saia Motor Freight Line LLC	1	52,086	0.4%	1,280	0.8%
19	Space Systems/Loral LLC	2	107,060	0.8%	1,246	0.8%
20	JAM'N Logistics	1	110,336	0.7%	1,229	0.7%
	Total	51	3,644,848	27.6%	$47,705	31.4%

1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2020, multiplied by 12.
2Includes an improved land parcel consisting of 2.8 acres.
3Includes two improved land parcels totaling 7.8 acres.
4Lease area consists of 16.9 acres of improved land.
The following table summarizes the anticipated lease expirations for leases in place at December 31, 2020, without giving effect to renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2]	% of Total Annualized Base Rent
2021 [1]	1,776,606	13.5%	$20,516	11.9%
2022	1,636,765	12.4%	18,233	10.6%
2023	1,892,122	14.3%	24,060	13.9%
2024	1,569,617	11.9%	20,766	12.0%
2025	1,558,816	11.8%	23,514	13.6%
Thereafter	4,478,187	33.9%	65,576	38.0%
Total	12,912,113	97.8%	$172,666	100.0%

1Includes leases that expire on or after December 31, 2020 and month-to-month leases totaling approximately 68,412 square feet.
2Annualized base rent is calculated as monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of December 31, 2020, multiplied by 12.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of December 31, 2020, leases representing approximately 11.9% of the total annualized base rent of our portfolio are scheduled to expire during the year ending December 31, 2021. We currently expect that on average, the rental rates we are likely to achieve on any new (re-leased) or renewed leases for our 2021 expirations will be above the rates currently being paid for the same space. Rent changes on new and renewed leases totaling approximately 0.6 million square feet commencing during the three months ended December 31, 2020 were approximately 10.9% higher as compared to the previous rental rates for that same space, and rent changes on new and renewed leases totaling approximately 2.6 million square feet commencing during the year ended December 31, 2020 were approximately 22.1% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio of 64.3% and 57.7% for the three months and year ended December 31, 2020, respectively. We define tenant retention as the square footage of all leases commenced during the period that are rented by existing tenants divided by the square footage of all expiring leases during the reporting period. The square footage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year, are not included in the calculation.
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
As of December 31, 2020, one property with a gross investment book value of approximately $32.7 million was encumbered by a mortgage loan payable, net of deferred financing costs, totaling approximately $11.3 million, which bears interest at a weighted average fixed annual rate of 5.49%. Subsequent to December 31, 2020, we paid off such mortgage loan.
Item 3.     Legal Proceedings.
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.     Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TRNO”. As of January 21, 2021, there were approximately 32,378 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.
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

Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 31, 2015 to December 31, 2020 with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on December 31, 2015 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2020
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
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

Item 6.     Reserved

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
Overview
We acquire, own and operate industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution buildings (approximately 82.0% of our total annualized base rent as of December 31, 2020), flex buildings (including light industrial and R&D) (approximately 5.0%), transshipment buildings (approximately 5.3%) and improved land parcels (approximately 7.7%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2020, we owned a total of 222 buildings aggregating approximately 13.2 million square feet, 25 improved land parcels consisting of approximately 91.5 acres and one property under redevelopment expected to contain approximately 0.2 million square feet upon completion. As of December 31, 2020, our buildings and improved land parcels were approximately 97.8% and 98.6% leased, respectively, to 488 customers, the largest of which accounted for approximately 5.4% of our total annualized base rent. We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2010.
Our Investment Strategy
We acquire, own and operate industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D), transshipment and improved land. We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate.
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
We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value and/or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 23 properties since inception in 2010 for an aggregate sales price of approximately $364.7 million and a total gain of approximately $119.9 million.
2020 Developments
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
While the impact of the COVID-19 pandemic on our business is not possible to predict accurately, we continue to work with our customers who have been forced to close or otherwise limit operations or whose businesses have been adversely impacted during the COVID-19 pandemic to, on a case-by-case basis, provide rent deferments. Through February 8, 2021, we have granted rent deferrals to 62 tenants aggregating approximately 2.8% of annualized base rent. No rent abatements were granted. For the 62 rent deferrals granted:

•17 tenants aggregating 0.3% of annualized base rent (11.0% of total deferrals) have completed their rent deferral period and have fully repaid the deferral amounts;

•31 tenants aggregating 2.1% of annualized base rent (73.6% of total deferrals) have not completed their rent deferral repayment period and are fulfilling the terms of their deferral agreements; and

•14 tenants aggregating 0.4% of annualized base rent (15.4% of total deferrals) have defaulted on their rent deferral repayments.
The acquisition and disposition markets slowed in the early months of the COVID-19 pandemic as market participants searched for price discovery. While transaction markets have returned to more normal volumes, our acquisition volume will remain dependent on both the quality and pricing of the opportunity set and the price of our stock relative to net asset value per share. We believe, although there can be no assurance, that our balance sheet is well positioned to make opportunistic acquisitions as we have only $11.3 million of debt maturities expiring in 2021 and no balance outstanding on our $250 million revolving credit facility. In addition, we had a cash balance of approximately $107.2 million as of December 31, 2020. See “Item 1A - Risk Factors” in this Annual Report on Form 10-K for additional discussion regarding the risks to which we are and may be subject as a result of the COVID-19 pandemic.

Acquisition Activity
During 2020, we acquired six industrial buildings containing approximately 0.2 million square feet and five improved land parcels containing approximately 12.0 acres for a total purchase price of approximately $96.7 million. The buildings and improved land parcels were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions and net proceeds from the issuance of common stock. The following table sets forth the industrial buildings and improved land parcels we acquired during 2020:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Old Bayshore [3]	San Jose, CA	March 12, 2020	—	—	$11,784	5.0%
Gladwick	Rancho Dominguez, CA	March 12, 2020	1	65,670	17,950	3.6%
84th Kent [4]	Kent, WA	April 17, 2020	—	—	4,500	5.7%
Hudson	Seattle, WA	May 31, 2020	1	13,000	5,611	4.0%
Starlite Street	South San Francisco, CA	July 10, 2020	1	22,275	6,300	4.7%
Aviation Blvd [5]	Inglewood, CA	October 26, 2020	—	—	10,000	5.7%
Porter Street	Los Angeles, CA	November 5, 2020	1	12,618	4,400	4.5%
SE 32nd Street	Bellevue, WA	November 6, 2020	1	38,883	11,737	4.9%
Maple Street [6]	Rancho Dominguez, CA	December 5, 2020	—	—	9,750	5.7%
East Marginal [7]	Tukwila, WA	December 30, 2020	—	—	6,625	4.6%
McLaren	Irvine, CA	December 30, 2020	1	11,348	8,000	4.0%
Total/Weighted Average			6	163,794	$96,657	4.7%

1The total aggregate initial investment was approximately $100.4 million, including $1.7 million in closing costs and acquisition costs. Additionally, we assumed $2.1 million in intangible liabilities.
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
3An improved land parcel containing approximately 2.7 acres.
4An improved land parcel containing approximately 2.8 acres.
5An improved land parcel containing approximately 1.9 acres.
6An improved land parcel containing approximately 2.5 acres.
7An improved land parcel containing approximately 2.1 acres.

Redevelopment Activity

As of December 31, 2020, we owned one property under redevelopment that will contain approximately 0.2 million square feet upon completion with a total expected investment of approximately $64.1 million, including redevelopment costs, capitalized interest and other costs of approximately $61.4 million as follows:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Completion Quarter	% Pre-leased December 31, 2020
Sodo Row - North & South	$64,109	$61,448	$2,661	4.3%	Q4 2021	14.0%

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

During the year ended December 31, 2020, we completed redevelopment of our Kent 192 property in Kent, Washington and 6th Avenue South property in Seattle, Washington, with estimated stabilized cap rates of 5.0% and 5.1%, respectively. The total aggregate investment was approximately $49.8 million consisting of approximately 0.3 million square feet.

Disposition Activity
During the year ended December 31, 2020, we sold three properties located in the Washington, D.C. market for a total aggregate sales price of approximately $51.3 million, resulting in a gain of approximately $17.8 million, and one property located in the Miami market for a sales price of approximately $22.2 million, resulting in a gain of approximately $9.0 million.
The following summarizes the condensed results of operations of the properties sold during the year ended December 31, 2020 for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Rental revenues	$2,167	$4,007	$3,962
Tenant expense reimbursements	449	1,199	1,064
Property operating expenses	(690)	(1,631)	(1,402)
Depreciation and amortization	(415)	(1,664)	(1,685)
Income from operations	$1,511	$1,911	$1,939
ATM Program
We have an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million ($84.1 million remaining as of December 31, 2020) in amounts and at times as we determine from time to time. We intend to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our revolving credit facility. During 2020, we issued an aggregate of 1,197,597 shares of common stock at a weighted average offering price of $54.08 per share under the $300 Million ATM Program, resulting in net proceeds of approximately $63.8 million and paying total compensation to the applicable sales agents of approximately $0.9 million.

Senior Secured Loan
We had a senior secured loan (the “Senior Secured Loan”) outstanding to a borrower that bore interest at a fixed annual interest rate of 8.0% and was fully repaid in May 2020. The Senior Secured Loan was secured by a portfolio of six improved land parcels located primarily in Newark, New Jersey.

Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2022 (extended from December 31, 2020 by our board of directors on November 3, 2020). Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2020, we have not repurchased any shares of our common stock pursuant to our share repurchase program.

Dividend and Distribution Activity
The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2020:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2020	Common stock	$0.27	February 5, 2020	March 27, 2020	April 10, 2020
June 30, 2020	Common stock	$0.27	May 5, 2020	June 30, 2020	July 14, 2020
September 30, 2020	Common stock	$0.29	August 4, 2020	October 2, 2020	October 16, 2020
December 31, 2020	Common stock	$0.29	November 3, 2020	December 15, 2020	January 5, 2021

Contractual Commitments
As of February 9, 2021, we have outstanding contracts with third-party sellers to acquire six industrial properties for a total aggregate purchase price of approximately $123.8 million, as further described under the heading “Contractual Obligations” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.

Outlook

Current operating conditions in our six markets for our business are very good. We believe that on average, the rental rates we are likely to achieve on new or renewed leases for our 2021 expirations will be above the rates currently paid for the same space. However, new speculative development continues. This new development will slow potential rent growth from what it would be without such new development.

We see attractive acquisition opportunities and expect our 2021 acquisition volume to exceed that of 2020, perhaps significantly so. Nevertheless, our acquisition volume will be dependent on both the quality and pricing of the opportunity set and the price of our stock relative to net asset value (“NAV”). Those conditions, not knowable in advance, will determine our results. We will continue to sell assets and redeploy the capital to enhance NAV or return the capital to shareholders. We entered 2021 with our balance sheet exceedingly well positioned for growth, as we have no balance outstanding on our $250 million revolving credit facility and a cash balance of approximately $107.2 million.

Eleven years ago, we completed our $175 million blind-pool IPO with a plan to invest in infill industrial real estate in the six best coastal U.S. markets. Since then, we have grown to approximately $4.5 billion, with $4.0 billion of equity as of December 31, 2020.

Within our six markets we have increasingly focused on urban infill locations. While our net growth will remain limited to a size where we can make directly informed operational decisions, we feel more strongly today than we did eleven years ago about the long-term investment merits of our strategy and the growth opportunities ahead. We are mindful, always, that it is per share rather than aggregate results that matter.

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
Inflation
Although the U.S. economy has been experiencing relatively modest inflation rates recently, and a wide variety of industries and sectors are affected differently by changing commodity prices, inflation has increased construction costs but has not had a significant impact on our operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 63.9% of our total rentable square feet expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.

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
The following analysis of our results below for the years ended December 31, 2020 and 2019 includes the changes attributable to same store properties. The same store pool for the comparison of the 2020 and 2019 fiscal years includes all properties that were owned and in operation as of December 31, 2020 and since January 1, 2019 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2020. As of December 31, 2020, the same store pool consisted of 198 buildings aggregating approximately 12.0 million square feet representing approximately 91.1% of our total square feet owned and 14 improved land parcels consisting of approximately 54.2 acres. As of December 31, 2020, the non-same store properties, which we acquired, redeveloped or sold during 2019 and 2020, or were held for sale (if any) or in redevelopment as of December 31, 2020, consisted of 24 buildings aggregating approximately 1.2 million square feet, 11 improved land parcels consisting of approximately 37.3 acres and one property under redevelopment expected to contain approximately 0.2 million square feet upon completion. As of December 31, 2020 and 2019, our consolidated same store pool occupancy was approximately 98.0% and 97.8%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Year Ended December 31, 2020 to the Year Ended Year Ended December 31, 2019:

	For the Year Ended December 31,
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$124,992	$121,191	$3,801	3.1%
Non-same store operating properties [2]	22,109	13,455	8,654	64.3%
Total rental revenues	147,101	134,646	12,455	9.3%
Tenant expense reimbursements [1]
Same store	36,327	33,925	2,402	7.1%
Non-same store operating properties [2]	3,456	2,451	1,005	41.0%
Total tenant expense reimbursements	39,783	36,376	3,407	9.4%
Total revenues	186,884	171,022	15,862	9.3%
Property operating expenses
Same store	42,601	39,655	2,946	7.4%
Non-same store operating properties [2]	6,495	4,546	1,949	42.9%
Total property operating expenses	49,096	44,201	4,895	11.1%
Net operating income [3]
Same store	118,718	115,461	3,257	2.8%
Non-same store operating properties [2]	19,070	11,360	7,710	67.9%
Total net operating income	$137,788	$126,821	$10,967	8.6%
Other costs and expenses
Depreciation and amortization	45,875	44,015	1,860	4.2%
General and administrative	23,489	23,924	(435)	(1.8)%
Acquisition costs	271	45	226	502.2%
Total other costs and expenses	69,635	67,984	1,651	2.4%
Other income (expense)
Interest and other income	873	3,815	(2,942)	(77.1)%
Interest expense, including amortization	(15,997)	(16,338)	341	(2.1)%
Loss on extinguishment of debt	—	(189)	189	(100.0)%
Gain on sales of real estate investments	26,766	9,391	17,375	185.0%
Total other income and (expenses)	11,642	(3,321)	14,963	n/a
Net income	$79,795	$55,516	$24,279	43.7%

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
2Includes 2019 and 2020 acquisitions and dispositions, eleven improved land parcels and one property under redevelopment as of December 31, 2020.
3Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $15.9 million for the year ended December 31, 2020 compared to the prior year due primarily to property acquisitions during 2019 and 2020 and increased revenue on new and renewed leases. Cash rents on new and renewed leases totaling approximately 2.6 million square feet commencing during the year ended December 31, 2020 increased approximately 22.1% compared to the same period from the prior year. For the three months and year ended December 31, 2020, approximately $1.3 million and $4.3 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants. During the year ended December 31, 2020, primarily due to the effects of COVID-19 on our tenants, approximately $1.3 million in straight-line rent receivables was reversed. Additionally, during the year ended December 31, 2020, we terminated a lease with the existing tenant at our Belleville property and executed a new lease with a leading e-commerce firm. The lease termination fee received was approximately $3.3 million and the non-cash deferred rent receivable write-off was approximately $3.2 million.
Property operating expenses. Total property operating expenses increased approximately $4.9 million during the year ended December 31, 2020 compared to the prior year. The increase in total property operating expenses was due primarily to an increase of approximately $1.1 million in utilities and maintenance expenses and $1.5 million attributable to increases in real estate taxes for properties included in our same store pool.
Depreciation and amortization. Depreciation and amortization increased approximately $1.9 million during the year ended December 31, 2020 compared to the prior year due to property acquisitions during 2019 and 2020.
General and administrative expenses. General and administrative expenses decreased approximately $0.4 million for the year ended December 31, 2020 compared to the prior year due primarily to decreased performance share award expense offset by increased compensation expense. The decrease in performance share award expense primarily related to the expense for performance share awards granted prior to January 1, 2019, which varies quarter to quarter based on our relative share price performance. Performance share award expense for the year ended December 31, 2020 was approximately $6.6 million as compared to approximately $8.0 million for the prior year. See “Note 11 —Stockholder’s Equity” in our notes to the consolidated financial statements for more information regarding our performance share awards.
Acquisition costs. Acquisition costs increased $0.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to dead deal costs incurred during 2020 with respect to potential acquisitions that did not close.
Interest and other income. Interest and other income decreased approximately $2.9 million for the year ended December 31, 2020 compared to the prior year primarily due to lower interest and fees earned on our Senior Secured Loan, offset by interest earned on higher cash balances held during the year ended December 31, 2020.
Interest expense, including amortization. Interest expense decreased approximately $0.3 million for the year ended December 31, 2020 compared to the prior year due primarily to lower average interest rate on our term loan and lower average outstanding borrowings on our mortgage loans payable, offset by a decrease of $0.1 million in capitalized interest compared to the prior year.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $17.4 million for the year ended December 31, 2020 compared to the prior year. The aggregate sales price for property sales for the year ended December 31, 2020 was approximately $73.5 million as compared to approximately $48.9 million for the prior year.
The following analysis of our results below for the years ended December 31, 2019 and 2018 includes the changes attributable to same store properties. The same store pool for the comparison of the 2019 and 2018 fiscal years includes all properties that were owned and in operation as of December 31, 2019 and since January 1, 2018 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2019. As of December 31, 2019, the same store pool consisted of 187 buildings aggregating approximately 11.8 million square feet representing approximately 88.6% of our total square feet owned and ten improved land parcels consisting of approximately 47.2 acres. As of December 31, 2019, the non-same store properties, which we acquired or sold during 2018 and 2019, were held for sale (if any) or in redevelopment as of December 31, 2019, consisted of 33 buildings aggregating approximately $1.5 million square feet, nine improved land parcels consisting of approximately 30.4 acres and four properties under redevelopment expected to contain approximately 0.5 million square feet upon completion. As of December 31, 2019 and 2018, our consolidated same store pool occupancy was approximately 98.4% and 99.1%, respectively.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018:

	For the Year Ended December 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$115,505	$109,096	$6,409	5.9%
Non-same store operating properties [2]	19,141	9,087	10,054	110.6%
Total rental revenues	134,646	118,183	16,463	13.9%
Tenant expense reimbursements [1]
Same store	33,287	31,948	1,339	4.2%
Non-same store operating properties [2]	3,089	1,526	1,563	102.4%
Total tenant expense reimbursements	36,376	33,474	2,902	8.7%
Total revenues	171,022	151,657	19,365	12.8%
Property operating expenses
Same store	38,302	37,539	763	2.0%
Non-same store operating properties [2]	5,899	2,449	3,450	140.9%
Total property operating expenses	44,201	39,988	4,213	10.5%
Net operating income [3]
Same store	110,490	103,505	6,985	6.7%
Non-same store operating properties [2]	16,331	8,164	8,167	100.0%
Total net operating income	$126,821	$111,669	$15,152	13.6%
Other costs and expenses
Depreciation and amortization	44,015	40,816	3,199	7.8%
General and administrative	23,924	21,503	2,421	11.3%
Acquisition costs	45	124	(79)	(63.7)%
Total other costs and expenses	67,984	62,443	5,541	8.9%
Other income (expense)
Interest and other income	3,815	3,664	151	4.1%
Interest expense, including amortization	(16,338)	(18,211)	1,873	(10.3)%
Loss on extinguishment of debt	(189)	—	(189)	n/a
Gain on sales of real estate investments	9,391	28,610	(19,219)	(67.2)%
Total other income and expenses	(3,321)	14,063	(17,384)	n/a
Net income	$55,516	$63,289	$(7,773)	(12.3)%

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

Revenues. Total revenues increased approximately $19.4 million for the year ended December 31, 2019 compared to the prior year due primarily to property acquisitions during 2019 and 2018 and increased revenue on new and renewed leases. Cash rents on new and renewed leases totaling 0.2 million square feet commencing during the year ended December 31, 2019 increased approximately 17.3% compared to the same period from the prior year. For the three months and year ended December 31, 2019, approximately $0.3 million and $2.0 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.
Property operating expenses. Total property operating expenses increased approximately $4.2 million during the year ended December 31, 2019 compared to the prior year. The increase in total property operating expenses was due primarily to an increase of approximately $3.5 million attributable to property acquisitions during 2019 and 2018.
Depreciation and amortization. Depreciation and amortization increased approximately $3.2 million during the year ended December 31, 2019 compared to the prior year due to property acquisitions during 2019 and 2018.
General and administrative expenses. General and administrative expenses increased approximately $2.4 million for the year ended December 31, 2019 compared to the prior year due primarily to increased compensation expense, bonus expense, accounting service fees, and performance share award expense. The increase in performance share award expense primarily related to the expense for performance share awards granted prior to January 1, 2019, which varies quarter to quarter based on our relative share price performance. Performance share award expense for the year ended December 31, 2019 was approximately $8.0 million as compared to approximately $7.1 million for the prior year. See “Note 11 - Stockholder’s Equity” in our notes to the consolidated financial statements for more information regarding our performance share awards.

Acquisition costs. Acquisition costs decreased by approximately $0.1 million for the year ended December 31, 2019 compared to the year ended 2018.

Interest and other income. Interest and other income increased approximately $0.2 million for the year ended December 31, 2019 compared to the prior year primarily due to approximately $3.3 million in interest and fees earned on our Senior Secured Loan, which we made in May 2018, and higher cash balances and interest rates during 2019 compared to the prior year.

Interest expense, including amortization. Interest expense decreased approximately $1.9 million for the year ended December 31, 2019 compared to the prior year due primarily to lower average outstanding borrowings on our revolving credit facility and mortgage loans payable and an increase of $0.7 million in capitalized interest compared to the prior year.

Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $19.2 million for the year ended December 31, 2019 compared to the prior year. The aggregate sales price for property sales for the year ended December 31, 2019 was approximately $48.9 million as compared to approximately $82.1 million for the prior year.
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
The following sets forth certain information regarding our current at-the-market common stock offering program as of December 31, 2020:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of December 31, 2020 (in thousands)
$300 Million ATM Program	May 17, 2019	$300,000	$84,090
The table below sets forth the activity under our at-the-market common stock offering programs during the years ended December 31, 2020 and 2019, respectively (in thousands, except share and price per share data):

For the Year Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds	Sales Commissions
December 31, 2020	1,197,597	$54.08	$63,828	$939
December 31, 2019	6,064,576	$45.85	$275,026	$4,032
Our Senior Secured Loan bore interest at a fixed annual interest rate of 8.0% and was fully repaid in May 2020. The Senior Secured Loan was secured by a portfolio of six improved land parcels located primarily in Newark, New Jersey. As of December 31, 2020 and December 31, 2019, there was approximately $0 and $15.9 million, respectively, net of deferred loan fees of approximately $0 and $0.1 million, respectively, outstanding on the Senior Secured Loan and approximately $0 and $0.3 million, respectively, of interest receivable outstanding on the Senior Secured Loan.
As of December 31, 2020, we had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 and $100.0 million of senior unsecured notes that mature in December 2029 (collectively, the “Senior Unsecured Notes”) and a credit facility (the “Facility”), which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022 and a $100.0 million term loan that matures in January 2022. As of both December 31, 2020 and December 31, 2019, there were no borrowings outstanding on our revolving credit facility and $100.0 million of borrowings outstanding on our term loan.
As of December 31, 2020, we had one interest rate cap to hedge the variable cash flows associated with $50.0 million of our existing $100.0 million variable-rate term loan. The cap has a notional value of $50.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021. As of December 31, 2019, we had an additional interest rate cap with a notional value of $50.0 million (which expired on February 3, 2020) to hedge the variable cash flows associated with $50.0 million of our existing $100.0 million variable-rate term loan. We are required to make certain monthly variable rate payments on the term loan, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to us in the event LIBOR is greater than 4.0%, referencing the same notional amount.
The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $250.0 million revolving credit facility and the $100.0 million term loan or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loan, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of December 31, 2020) for the revolving credit facility and 1.20% to 1.70% (1.20% as of December 31, 2020) for the $100.0 million term loan, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30% depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of December 31, 2020 and 2019.
As of December 31, 2020 and 2019, we had outstanding mortgage loans payable, net of deferred financing costs, of approximately $11.3 million and $44.3 million, respectively, and held cash and cash equivalents totaling approximately $107.2 million and $110.1 million, respectively. Subsequent to December 31, 2020, we used cash on hand to repay the mortgage loan payable of $11.3 million.
The following tables summarize our debt maturities and principal payments as of and for the year ended December 31, 2020, and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the years ended December 31, 2020 and 2019 (dollars in thousands – except per share data):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2021	$—	$—	$—	$11,271	$11,271
2022	—	100,000	50,000	—	150,000
2023	—	—	—	—	—
2024	—	—	100,000	—	100,000
2025	—	—	—	—	—
Thereafter	—	—	200,000	—	200,000
Total Debt	—	100,000	350,000	11,271	461,271
Deferred financing costs, net	—	(209)	(1,937)	(7)	(2,153)
Total Debt, net	$—	$99,791	$348,063	$11,264	$459,118
Weighted average interest rate	n/a	1.3%	3.8%	5.5%	3.3%

	As of December 31, 2020	As of December 31, 2019
Total Debt, net	$459,118	$491,575
Equity
Common Stock
Shares Outstanding [1]	68,515,588	67,252,787
Market Price [2]	$58.51	$54.14
Market Value	4,008,847	3,641,066
Total Market Capitalization	$4,467,965	$4,132,641
Total Debt-to-Total Investments in Properties [3]	20.6%	22.8%
Total Debt-to-Total Investments in Properties and Senior Secured Loan [4]	20.6%	22.7%
Total Debt-to-Total Market Capitalization [5]	10.3%	11.9%
Floating Rate Debt as a % of Total Debt [6]	21.7%	20.3%
Unhedged Floating Rate Debt as a % of Total Debt [7]	10.9%	—%
Mortgage Loans Payable as a % of Total Debt [8]	2.5%	9.0%
Mortgage Loans Payable as a % of Total Investments in Properties [9]	0.5%	2.1%
Adjusted EBITDA [10]	$124,998	$117,356
Interest Coverage [11]	7.8x	7.2x
Fixed Charge Coverage [12]	7.1x	6.0x
Total Debt-to-Adjusted EBITDA [13]	3.5x	4.1x
Weighted Average Maturity of Total Debt (years)	4.5	5.1

1Includes 203,729 and 426,770 shares of unvested restricted stock outstanding as of December 31, 2020 and 2019, respectively.
2Closing price of our shares of common stock on the New York Stock Exchange on December 31, 2020 and 2019, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties as of December 31, 2020 and 2019, respectively.
4Total debt-to-total investments in properties and Senior Secured Loan is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties and total Senior Secured Loan, net of deferred loan fees of approximately $0 and $0.1 million, as of December 31, 2020 and 2019, respectively. The Senior Secured Loan was fully repaid in May 2020.
5Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of December 31, 2020 and 2019, respectively.
6Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Floating rate debt includes $100.0 million variable-rate term loan borrowings, of which $50.0 million is subject to an interest rate cap of 4.0% plus 1.20% to 1.70%, depending on leverage as of December 31, 2020, and $150.0 million variable-rate term loan borrowings, of which $100.0 million was subject to interest rate caps of 4.0% plus 1.20% to 1.70% as of December 31, 2019. See “Note 9 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps.
7Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Hedged debt includes our $100.0 million variable-rate term loan borrowings, of which $50.0 million is subject to an interest rate cap of 4.0% plus 1.20% to 1.70%, depending on leverage as of December 31, 2020, and our $100.0 million variable rate term loan borrowings of which $100.0 million was subject to interest rate caps of 4.0% plus 1.20% to 1.70% as of December 31, 2019. See “Note 9 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps.
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

10Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the years ended December 31, 2020 and 2019, respectively. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2020 and 2019:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2020	Common stock	$0.27	February 05, 2020	March 27, 2020	April 10, 2020
June 30, 2020	Common stock	$0.27	May 05, 2020	June 30, 2020	July 14, 2020
September 30, 2020	Common stock	$0.29	August 04, 2020	October 02, 2020	October 16, 2020
December 31, 2020	Common stock	$0.29	November 03, 2020	December 15, 2020	January 05, 2021

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2019	Common stock	$0.24	February 05, 2019	March 29, 2019	April 12, 2019
June 30, 2019	Common stock	$0.24	April 30, 2019	July 05, 2019	July 19, 2019
September 30, 2019	Common stock	$0.27	July 26, 2019	October 04, 2019	October 18, 2019
December 31, 2019	Common stock	$0.27	October 29, 2019	December 31, 2019	January 14, 2020

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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $101.1 million for the year ended December 31, 2020 compared to approximately $94.7 million for the year ended 2019. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2020 and 2019 and increased rents on new and renewed leases at our same store properties. Additionally, during the year ended December 31, 2020, we received cash of approximately $3.3 million related to the termination of a lease held with the existing tenant at our Belleville property.
Cash From Investing Activities. Net cash used in investing activities was approximately $52.1 million and $251.5 million, respectively, for the years ended December 31, 2020 and 2019, which consists primarily of cash paid for property acquisitions of $98.1 million and $238.7 million, respectively, and additions to capital improvements of approximately $40.6 million and $60.0 million, respectively, offset by net proceeds from sales of real estate investments of approximately $70.7 million and $47.1 million, respectively, and net cash received for repayment of the Senior Secured Loan of $15.9 million and $0, respectively, for the years ended December 31, 2020 and 2019.

Cash From Financing Activities. Net cash used by financing activities was approximately $53.9 million for the year ended December 31, 2020, which consists primarily of approximately $63.8 million in net common stock issuance proceeds, offset by approximately $74.8 million in equity dividend payments and $33.0 million in mortgage loan payments. Net cash provided by financing activities was approximately $235.1 million for the year ended December 31, 2019, which consists primarily of approximately $274.0 million in net common stock issuance proceeds and borrowings of $100.0 million in connection with our issuance of senior unsecured notes, offset by approximately $63.6 million in equity dividend payments, $50.0 million in payments on our term loan that was to mature in August 2021 and and approximately $19.0 million in net payments on our revolving credit facility.
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
Stock-Based Compensation and Other Long-Term Incentive Compensation. We follow the provisions of ASC 718, Compensation-Stock Compensation, to account for our stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. Our 2019 Equity Incentive Plan (the "2019 Plan") provides for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as a general and administrative expense in the financial statements and measured at the fair value of the award on the date of grant. We estimate the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award.

In addition, we have awarded long-term incentive target awards (the "Performance Share awards") under the Amended and Restated Long-Term Incentive Plan (as amended and restated, the "Amended LTIP"), which we amended and restated on January 8, 2019, to our executives that are payable in shares of our common stock after the conclusion of each pre-established performance measurement period, which is generally three years. The amount that may be earned is variable depending on the relative total shareholder return of our stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the pre-established performance measurement period. Under the Amended LTIP, each participant’s Performance Share award granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with Performance Share awards granted on or after January 1, 2019, the grant date fair value of the Performance Share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period. For Performance Share awards granted prior to January 1, 2019, we estimate the fair value of the Performance Share awards using a Monte Carlo simulation model on the date of grant and at each reporting period. The Performance Share awards granted prior to January 1, 2019 are recognized as compensation expense over the requisite performance period based on the fair value of the Performance Share awards at the balance sheet date, which varies quarter to quarter based on our relative share price performance, and are included as a component of Performance Share awards payable in the accompanying consolidated balance sheets.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
As of February 9, 2021, we have outstanding contracts with third-party sellers to acquire six industrial properties for a total aggregate purchase price of approximately $123.8 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
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
The following table reflects the calculation of FFO reconciled from net income (loss), net of redemption of preferred stock and preferred stock dividends for the three months ended December 31, 2020, 2019 and 2018 and for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands except per share data):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Net income, net of redemption of preferred stock and preferred stock dividends	$13,513	$14,821	$(1,308)	(8.8)%	$14,821	$22,972	$(8,151)	(35.5)%
Gain on sales of real estate investments	—	(3,144)	3,144	n/a	(3,144)	(13,624)	10,480	(76.9)%
Depreciation and amortization	11,192	11,847	(655)	(5.5)%	11,847	10,250	1,597	15.6%
Non-real estate depreciation	(11)	(26)	15	(57.7)%	(26)	(27)	1	(3.7)%
Allocation to participating securities [1]	(73)	(150)	77	(51.3)%	(150)	(123)	(27)	22.0%
Funds from operations attributable to common stockholders [2]	$24,621	$23,348	$1,273	5.5%	$23,348	$19,448	$3,900	20.1%
Basic FFO per common share	$0.36	$0.35	$0.01	2.9%	$0.35	$0.33	$0.02	6.1%
Diluted FFO per common share	$0.36	$0.35	$0.01	2.9%	$0.35	$0.33	$0.02	6.1%
Weighted average basic common shares	68,245,315	66,706,245			66,706,245	59,689,965
Weighted average diluted common shares	68,652,454	67,000,815			67,000,815	59,689,965

	For the Year Ended December 31,				For the Year Ended December 31,
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Net income, net of redemption of preferred stock and preferred stock dividends	$79,795	$55,516	$24,279	43.7%	$55,516	$63,289	$(7,773)	(12.3)%
Gain on sales of real estate investments	(26,766)	(9,391)	(17,375)	185.0%	(9,391)	(28,610)	19,219	(67.2)%
Depreciation and amortization	45,875	44,015	1,860	4.2%	44,015	40,816	3,199	7.8%
Non-real estate depreciation	(70)	(108)	38	(35.2)%	(108)	(113)	5	(4.4)%
Allocation to participating securities [1]	(496)	(565)	69	(12.2)%	(565)	(478)	(87)	18.2%
Funds from operations attributable to common stockholders [2]	$98,338	$89,467	$8,871	9.9%	$89,467	$74,904	$14,563	19.4%
Basic FFO per common share	$1.45	$1.39	$0.06	4.3%	$1.39	$1.30	$0.09	6.9%
Diluted FFO per common share	$1.44	$1.38	$0.06	4.3%	$1.38	$1.30	$0.08	6.2%
Weighted average basic common shares	67,762,927	64,428,406			64,428,406	57,486,399
Weighted average diluted common shares	68,170,066	64,722,976			64,722,976	57,486,399

1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 203,729, 426,985, and 383,930 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2020, 2019 and 2018, respectively, and 341,673, 402,380, and 368,912 for the years ended December 31, 2020, 2019 and 2018, respectively.
2Includes performance share award expense of approximately $2.9 million, $1.8 million and $2.7 million for the three months ended December 31, 2020, 2019 and 2018, respectively, and approximately $6.6 million, $8.0 million and $7.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, which varies quarter to quarter based on our total shareholder return outperforming the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the prior three year period. See “Note 11 – Stockholders’ Equity” in our notes to consolidated financial statements for more information regarding our performance share awards.
FFO increased by approximately $1.3 million for the three months ended December 31, 2020 compared to the same period from the prior year due primarily to property acquisitions during 2019 and 2020 and same store NOI growth of approximately $1.7 million for the three months ended December 31, 2020 compared to the same period from the prior year. The FFO increase was offset by increased weighted average common shares outstanding for the three months ended December 31, 2020 compared to the same period from the prior year. FFO increased by approximately $8.9 million for the year ended December 31, 2020 compared to the same period from the prior year due primarily to property acquisitions during 2019 and 2020 and same store NOI growth of approximately $8.5 million for the year ended December 31, 2020 compared to the same period from the prior year. FFO also increased due to a decrease of approximately $1.4 million in performance share award expense for the year ended December 31, 2020, compared to the same period from the prior year. The FFO increase was also offset by approximately $3.0 million in bad debt expense, primarily due to the effects of COVID-19 on our tenants, including approximately $1.3 million in straight-line rent reversals, during the year ended December 31, 2020 as compared to approximately $0.6 million in bad debt expense, including approximately $0.3 million in straight-line rent reversals, during the year-ended December 31, 2019. Weighted average common shares outstanding for the year ended December 31, 2020 increased compared to the same period from the prior year.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months ended December 31, 2020, 2019 and 2018 and for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Net income	$13,513	$14,821	$(1,308)	(8.8)%	$14,821	$22,972	$(8,151)	(35.5)%
Gain on sales of real estate investments	—	(3,144)	3,144	n/a	(3,144)	(13,624)	10,480	(76.9)%
Depreciation and amortization from continuing operations	11,192	11,847	(655)	(5.5)%	11,847	10,250	1,597	15.6%
Interest expense, including amortization	4,195	4,069	126	3.1%	4,069	4,494	(425)	(9.5)%
Loss on extinguishment of debt	—	189	(189)	n/a	189	—	189	n/a
Stock-based compensation	3,472	2,492	980	39.3%	2,492	3,248	(756)	(23.3)%
Acquisition costs	85	(3)	88	n/a	(3)	(5)	2	(40.0)%
Adjusted EBITDA	$32,457	$30,271	$2,186	7.2%	$30,271	$27,335	$2,936	10.7%

	For the Year Ended December 31,				For the Year Ended December 31,
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Net income	$79,795	$55,516	$24,279	43.7%	$55,516	$63,289	$(7,773)	(12.3)%
Gain on sales of real estate investments	(26,766)	(9,391)	(17,375)	185.0%	(9,391)	(28,610)	19,219	(67.2)%
Depreciation and amortization from continuing operations	45,875	44,015	1,860	4.2%	44,015	40,816	3,199	7.8%
Interest expense, including amortization	15,997	16,338	(341)	(2.1)%	16,338	18,211	(1,873)	(10.3)%
Loss on extinguishment of debt	—	189	(189)	n/a	189	—	189	n/a
Stock-based compensation	9,826	10,644	(818)	(7.7)%	10,644	9,270	1,374	14.8%
Acquisition costs	271	45	226	502.2%	45	124	(79)	(63.7)%
Adjusted EBITDA	$124,998	$117,356	$7,642	6.5%	$117,356	$103,100	$14,256	13.8%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool for the comparison of the three months and years ended December 31, 2020 and 2019 includes all properties that were owned as of December 31, 2020 and since January 1, 2019 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2020. As of December 31, 2020, the same store pool consisted of 198 buildings aggregating approximately 12.0 million square feet representing approximately 91.1% of our total square feet owned and 14 improved land parcels containing approximately 54.2 acres. The same store pool for the comparison of the three months and years ended December 31, 2019 and 2018 includes all properties that were owned as of December 31, 2019 and since January 1, 2018 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2019. As of December 31, 2019, the same store pool consisted of 187 buildings aggregating approximately 11.8 million square feet representing approximately 88.6% of our total square feet owned and ten improved land parcels containing approximately 47.2 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.
The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months and the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended December 31,						For the Three Months Ended December 31,
	2020		2019		$ Change	% Change	2019		2018		$ Change	% Change
Net income [1]	$13,513		$14,821		$(1,308)	(8.8)%	$14,821		$22,972		$(8,151)	(35.5)%
Depreciation and amortization	11,192		11,847		(655)	(5.5)%	11,847		10,250		1,597	15.6%
General and administrative	6,936		6,072		864	14.2%	6,072		6,371		(299)	(4.7)%
Acquisition costs	85		(3)		88	n/a	(3)		(5)		2	(40.0)%
Total other income and expenses	4,127		470		3,657	778.1%	470		(10,471)		10,941	n/a
Net operating income	35,853		33,207		2,646	8.0%	33,207		29,117		4,090	14.0%
Less non same store NOI	(5,091)	[2]	(4,125)	[2]	(966)	23.4%	(5,506)	[3]	(2,563)	[3]	(2,943)	114.8%
Same store NOI [4]	$30,762		$29,082		$1,680	5.8%	$27,701		$26,554		$1,147	4.3%
Less straight-line rents and amortization of lease intangibles[5]	(1,257)		(921)		(336)	36.5%	(664)		(928)		264	(28.4)%
Cash-basis same store NOI	$29,505		$28,161		$1,344	4.8%	$27,037		$25,626		$1,411	5.5%
Less same store termination fee income	(75)		(143)		68	(47.6)%	(143)		(5)		(138)	2760.0%
Cash-basis same store NOI excluding termination fees	$29,430		$28,018		$1,412	5.0%	$26,894		$25,621		$1,273	5.0%

1Includes $0.1 million, $0.1 million and $0 of lease termination income for the three months ended December 31, 2020, 2019 and 2018, respectively.
2Includes 2019 and 2020 acquisitions and dispositions, one property under redevelopment and two completed redevelopment properties with an aggregate gross book value of approximately $49.3 million as of December 31, 2020.
3Includes 2018 and 2019 acquisitions and dispositions, four properties under redevelopment and one completed redevelopment property with a gross book value of approximately $10.0 million as of December 31, 2019.
4Includes $0.1 million, $0.1 million and $0 of lease termination income for the three months ended December 31, 2020, 2019 and 2018, respectively.
5Includes straight-line rents and amortization of lease intangibles for the same store pool only.

	For the Year Ended December 31,						For the Year Ended December 31,
	2020		2019		$ Change	% Change	2019		2018		$ Change	% Change
Net income [1]	$79,795		$55,516		$24,279	43.7%	$55,516		$63,289		$(7,773)	(12.3)%
Depreciation and amortization	45,875		44,015		1,860	4.2%	44,015		40,816		3,199	7.8%
General and administrative	23,489		23,924		(435)	(1.8)%	23,924		21,503		2,421	11.3%
Acquisition costs	271		45		226	502.2%	45		124		(79)	(63.7)%
Total other income and expenses	(11,642)		3,321		(14,963)	n/a	3,321		(14,063)		17,384	n/a
Net operating income	137,788		126,821		10,967	8.6%	126,821		111,669		15,152	13.6%
Less non same store NOI	(19,070)	[2]	(11,360)	[2]	(7,710)	67.9%	(16,331)	[3]	(8,164)	[3]	(8,167)	100.0%
Same store NOI [4]	$118,718		$115,461		$3,257	2.8%	$110,490		$103,505		$6,985	6.7%
Less straight-line rents and amortization of lease intangibles [5]	(447)		(5,693)		5,246	(92.1)%	(3,851)		(5,823)		1,972	(33.9)%
Cash-basis same store NOI	$118,271		$109,768		$8,503	7.7%	$106,639		$97,682		$8,957	9.2%
Less same store termination fee income	(3,696)		(346)		(3,350)	968.2%	(346)		(699)		353	(50.5)%
Cash-basis same store NOI excluding termination fees	$114,575		$109,422		$5,153	4.7%	$106,293		$96,983		$9,310	9.6%

1Includes approximately $3.8 million, $0.3 million and $0.7 million of lease termination income for the years ended December 31, 2020, 2019 and 2018, respectively.
2Includes 2019 and 2020 acquisitions and dispositions, one property under redevelopment and two completed redevelopment properties with an aggregate gross book value of $49.3 million as of December 31, 2020.
3Includes 2018 and 2019 acquisitions and dispositions, four properties under redevelopment and one completed redevelopment property with a gross book value of approximately $10.0 million as of December 31, 2019.
4Includes approximately $3.7 million, $0.3 million and $0.7 million of lease termination income for the years ended December 31, 2020, 2019 and 2018, respectively.
5Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $1.3 million for the three months ended December 31, 2020 compared to the same period from the prior year. For the three months ended December 31, 2020 and 2019, approximately $0.7 million and $0.2 million, respectively, of contractual rent abatements were given to certain tenants in the same-store pool and approximately $0.1 million for both periods in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.3 million of the increase in cash-basis same store NOI for both the three months ended December 31, 2020 and 2019, related to properties that were acquired vacant or with near term expirations in 2018. The increase in cash-basis same store NOI was also offset by an increase of approximately $0.1 million in cash bad debt expense during the three months ended December 31, 2020 compared to the same period in the prior year.

Cash-basis same store NOI increased by approximately $8.5 million for the year ended December 31, 2020 compared to the prior year primarily due to increased rental revenue and tenant reimbursement revenue on new and renewed leases and approximately $3.7 million in lease termination income, of which approximately $3.3 million related to the termination of a lease held with the existing tenant at our Belleville property. We have since executed a new lease for our Belleville property with a leading e-commerce firm. In connection with the termination we incurred a non-cash deferred rent receivable write-off of approximately $3.4 million. For the years ended December 31, 2020 and 2019, approximately $2.5 million and $1.8 million, respectively, of contractual rent abatements were given to certain tenants in the same-store pool and approximately $3.7 million and $0.3 million, respectively, in lease termination income was received from certain tenants in the same store pool. Approximately $1.0 million of the increase in cash-basis same store NOI for the year ended December 31, 2020 compared to the year ended December 31, 2019 related to properties that were acquired vacant or with near term expirations in 2018. The increase in cash-basis same store NOI was also offset by an increase of approximately $1.1 million in cash bad debt expense, primarily due to the effects of COVID-19 on our tenants, during the year ended December 31, 2020 compared to the prior year.

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
As of December 31, 2020, we had $100.0 million of borrowings outstanding under our Facility. Of the $100.0 million outstanding on the Facility, $50.0 million is subject to an interest rate cap. See “Note 9 – Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 1.3% as of December 31, 2020. If the LIBOR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.3 million annually on the total of the outstanding balances on our Facility as of December 31, 2020.

In the event that LIBOR is discontinued, the interest rate for our debt, including our Facility, will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submission to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and may be magnified.

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
Terreno Realty Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment, management of Terreno Realty Corporation believes that, as of December 31, 2020, the company’s internal control over financial reporting is effective based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K, (which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2020).

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Terreno Realty Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 of the Company and our report dated February 10, 2021 expressed an unqualified opinion thereon.

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
San Francisco, California
February 10, 2021

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.
None.
Part III

Item 10.     Directors, Executive Officers and Corporate Governance.
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated herein by reference.

Item 11.     Executive Compensation.

The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated herein by reference.

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

Item 16.     Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Terreno Realty Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2021 expressed an unqualified opinion thereon.

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

1

Valuation of acquired properties
Description of matter
In the year ended December 31, 2020, the Company completed 11 real estate acquisitions for a total purchase price of $100.4 million. The properties were acquired from unrelated third parties. As further discussed in Notes 2 and 4 of the consolidated financial statements, the transactions were accounted for as asset acquisitions. The purchase price for each acquisition was allocated to the individual acquired assets and liabilities based on their relative fair values.

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

San Francisco, California

February 10, 2021
2

Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Investments in real estate
Land	$1,138,233	$1,055,146
Buildings and improvements	942,688	909,201
Construction in progress	61,448	101,253
Intangible assets	88,859	88,594
Total investments in properties	2,231,228	2,154,194
Accumulated depreciation and amortization	(238,073)	(208,279)
Net investments in real estate	1,993,155	1,945,915
Cash and cash equivalents	107,180	110,082
Restricted cash	656	2,657
Senior secured loan, net	—	15,858
Other assets, net	38,829	33,952
Total assets	$2,139,820	$2,108,464
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loan payable, net	99,791	99,583
Senior unsecured notes, net	348,063	347,674
Mortgage loans payable, net	11,264	44,318
Security deposits	13,870	14,149
Intangible liabilities, net	24,608	28,127
Dividends payable	19,870	18,158
Performance share awards payable	7,482	11,633
Accounts payable and other liabilities	26,688	27,699
Total liabilities	551,636	591,341
Commitments and contingencies (Note 14)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 68,376,364 and 67,252,787 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	686	673
Additional paid-in capital	1,589,301	1,514,266
Common stock held in deferred compensation plan, 139,224 and 0 shares at December 31, 2020 and December 31, 2019, respectively	(7,546)	—
Retained earnings	5,926	2,621
Accumulated other comprehensive loss	(183)	(437)
Total stockholders’ equity	1,588,184	1,517,123
Total liabilities and equity	$2,139,820	$2,108,464

The accompanying notes are an integral part of these consolidated financial statements.
3

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)

	For the Year Ended December 31,
	2020	2019	2018
REVENUES
Rental revenues and tenant expense reimbursements	$186,884	$171,022	$151,657
Total revenues	186,884	171,022	151,657
COSTS AND EXPENSES
Property operating expenses	49,096	44,201	39,988
Depreciation and amortization	45,875	44,015	40,816
General and administrative	23,489	23,924	21,503
Acquisition costs	271	45	124
Total costs and expenses	118,731	112,185	102,431
OTHER INCOME (EXPENSE)
Interest and other income	873	3,815	3,664
Interest expense, including amortization	(15,997)	(16,338)	(18,211)
Loss on extinguishment of debt	—	(189)	—
Gain on sales of real estate investments	26,766	9,391	28,610
Total other income (expense)	11,642	(3,321)	14,063
Net income	79,795	55,516	63,289
Allocation to participating securities	(400)	(351)	(401)
Net income available to common stockholders, net of redemption of preferred stock and preferred stock dividends	$79,395	$55,165	$62,888
EARNINGS PER COMMON SHARE – BASIC AND DILUTED:
Net income available to common stockholders - basic, net of redemption of preferred stock and preferred stock dividends	$1.17	$0.86	$1.09
Net income available to common stockholders - diluted, net of redemption of preferred stock and preferred stock dividends	$1.16	$0.85	$1.09
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	67,762,927	64,428,406	57,486,399
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	68,170,066	64,722,976	57,486,399

The accompanying notes are an integral part of these consolidated financial statements.
4

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net income	$79,795	$55,516	$63,289
Other comprehensive income (loss): cash flow hedge adjustment	254	324	285
Comprehensive income	$80,049	$55,840	$63,574

The accompanying notes are an integral part of these consolidated financial statements.
5

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)

	Common Stock		Additional Paid-in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Number of Shares	Amount
Balance as of December 31, 2017	55,368,737	$553	$1,023,184	—	$—	$4,803	$(1,046)	$1,027,494
Net income	—	—	—	—	—	63,289	—	63,289
Issuance of common stock, net of issuance costs of $3,489	5,698,326	57	212,164	—	—	—	—	212,221
Repurchase of common stock related to employee awards	(107,267)	—	(3,870)	—	—	—	—	(3,870)
Issuance of restricted stock	53,915	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,285	—	—	—	—	2,285
Common stock dividends	—	—	—	—	—	(53,907)	—	(53,907)
Other comprehensive loss	—	—	—	—	—	—	285	285
Balance as of December 31, 2018	61,013,711	610	1,233,763	—	—	14,185	(761)	1,247,797
Net income	—	—	—	—	—	55,516	—	55,516
Issuance of common stock, net of issuance costs of $4,593	6,271,863	63	280,436	—	—	—	—	280,499
Repurchase of common stock related to employee awards	(143,886)	—	(3,959)	—	—	—	—	(3,959)
Issuance of restricted stock	111,099	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,026	—	—	—	—	4,026
Common stock dividends	—	—	—	—	—	(67,080)	—	(67,080)
Other comprehensive income	—	—	—	—	—	—	324	324
Balance as of December 31, 2019	67,252,787	673	1,514,266	—	—	2,621	(437)	1,517,123
Net income	—	—	—	—	—	79,795	—	79,795
Issuance of common stock, net of issuance costs of $1,406	1,344,281	13	70,638	—	—	—	—	70,651
Forfeiture of common stock related to employee awards	(5,146)	—	(265)	—	—	—	—	(265)
Repurchase of common stock related to employee awards	(154,375)	—	(9,572)	—	—	—	—	(9,572)
Issuance of restricted stock	78,041	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,688	—	—	—	—	6,688
Common stock dividends	—		—	—	—	(76,490)	—	(76,490)
Deposits to deferred compensation plan	(139,224)	—	7,546	139,224	(7,546)	—	—	—
Other comprehensive income	—	—	—	—	—	—	254	254
Balance as of December 31, 2020	68,376,364	$686	$1,589,301	139,224	$(7,546)	$5,926	$(183)	$1,588,184

The accompanying notes are an integral part of these consolidated financial statements.
6

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$79,795	$55,516	$63,289
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(361)	(2,597)	(3,459)
Amortization of lease intangibles	(5,420)	(4,682)	(3,694)
Depreciation and amortization	45,875	44,015	40,816
Loss on extinguishment of debt	—	189	—
Gain on sales of real estate investments	(26,766)	(9,391)	(28,610)
Deferred financing cost amortization	1,391	1,562	1,442
Deferred senior secured loan fee amortization	(57)	(531)	(392)
Stock-based compensation	9,826	10,644	9,270
Changes in assets and liabilities
Other assets	(3,911)	(1,579)	(1,531)
Accounts payable and other liabilities	678	1,542	468
Net cash provided by operating activities	101,050	94,688	77,599
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(98,088)	(238,661)	(221,806)
Proceeds from sales of real estate investments, net	70,685	47,133	79,594
Additions to construction in progress	(8,989)	(27,884)	(9,668)
Additions to buildings, improvements and leasing costs	(31,611)	(32,070)	(28,977)
Cash paid for senior secured loan	—	—	(55,000)
Repayment on senior secured loan	15,915	—	—
Origination and other fees received on senior secured loan	—	—	900
Net cash used in investing activities	(52,088)	(251,482)	(234,957)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	64,767	278,058	208,949
Issuance costs on issuance of common stock	(940)	(4,023)	(3,030)
Repurchase of common stock related to employee awards	(9,837)	(3,959)	(3,870)
Borrowings on credit facility	—	17,000	204,000
Payments on credit facility	—	(36,000)	(185,000)
Payments on term loans payable	—	(50,000)	—
Borrowings on senior unsecured notes	—	100,000	—
Payments on mortgage loans payable	(33,077)	(1,514)	(19,201)
Payment of deferred financing costs	—	(943)	(1,366)
Dividends paid to common stockholders	(74,778)	(63,565)	(51,445)
Net cash (used in) provided by financing activities	(53,865)	235,054	149,037
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,903)	78,260	(8,321)
Cash and cash equivalents and restricted cash at beginning of year	112,739	34,479	42,800
Cash and cash equivalents and restricted cash at end of year	$107,836	$112,739	$34,479
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	16,315	18,351	19,787
7

Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	10,552	12,498	10,712
Non-cash issuance of common stock to the deferred compensation plan	(7,546)	—	—
Non-cash repayment of senior secured loan	—	(39,085)	—
Lease liability arising from recognition of right-of-use asset	—	647	—
Reconciliation of cash paid for property acquisitions
Acquisition of properties	100,391	250,506	227,058
Assumption of other assets and liabilities	(2,303)	(11,845)	(5,252)
Net cash paid for property acquisitions	$98,088	$238,661	$221,806

The accompanying notes are an integral part of these consolidated financial statements.
8

Terreno Realty Corporation
Notes to Consolidated Financial Statements
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy, expected investment and related expected redevelopment costs and number of properties and improved land parcels disclosed in these notes to the consolidated financial statements are unaudited. As of December 31, 2020, the Company owned 222 buildings aggregating approximately 13.2 million square feet, 25 improved land parcels consisting of approximately 91.5 acres and one property under redevelopment expected to contain approximately 0.2 million square feet upon completion.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to
9

determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the years ended December 31, 2020, 2019 or 2018.
Loans Held-for-Investment. Loans that are held-for-investment are carried at cost, net of loan fees and origination costs, as applicable, unless the loans are deemed impaired. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of loans that are held-for-investment. The Company evaluates its senior secured loan (the “Senior Secured Loan”), which is classified as held-for-investment, for impairment quarterly. If the Senior Secured Loan is considered to be impaired, the Company records an allowance through the provision for Senior Secured Loan losses to reduce the carrying value of the Senior Secured Loan to the present value of expected future cash flows discounted at the Senior Secured Loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Actual losses, if any, could differ significantly from the Company’s estimates. There were no impairment charges recorded to the carrying value of the Senior Secured Loan during the years ended December 31, 2020 and 2019.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $5.4 million, $4.7 million and $3.7 million, for the years ended December 31, 2020, 2019 and 2018, respectively. The origination value of in-place leases is based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of December 31, 2020 is 7.8 years. As of December 31, 2020 and 2019, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):
10

	December 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$85,026	$(64,668)	$20,358	$84,425	$(59,504)	$24,921
Above-market leases	3,833	(3,697)	136	4,169	(3,853)	316
Below-market leases	(45,798)	21,190	(24,608)	(44,099)	15,972	(28,127)
Total	$43,061	$(47,175)	$(4,114)	$44,495	$(47,385)	$(2,890)
Projected net amortization of the intangible assets and liabilities for the next five years and thereafter as of December 31, 2020 is as follows (dollars in thousands):

2021	$2,460
2022	1,513
2023	525
2024	(46)
2025	(242)
Thereafter	(8,324)
Total	$(4,114)
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

Description	Standard Depreciable Life
Land	Not depreciated
Building	40 years
Building Improvements	5 - 40 years
Tenant Improvements	Shorter of lease term or useful life
Leasing Costs	Lease term
In-place leases	Lease term
Above/Below-Market Leases	Lease term

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
11

The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Beginning
Cash and cash equivalents at beginning of year	$110,082	$31,004	$35,710
Restricted cash	2,657	3,475	7,090
Cash and cash equivalents and restricted cash	112,739	34,479	42,800
Ending
Cash and cash equivalents at end of year	107,180	110,082	31,004
Restricted cash	656	2,657	3,475
Cash and cash equivalents and restricted cash	107,836	112,739	34,479
Net (decrease) increase in cash and cash equivalents and restricted cash	$(4,903)	$78,260	$(8,321)

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
As of December 31, 2020 and 2019, approximately $32.5 million and $27.4 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.9 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company's adoption. Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018. A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, the guidance impacts revenue related to the sales of real estate, which is evaluated in conjunction with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("ASC 610-20") (see below).
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
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company's revolving credit facility are classified as an asset and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred
12

financing costs related to the revolving credit facility and debt liabilities are shown at cost, net of accumulated amortization in the aggregate of approximately $9.4 million and $8.3 million as of December 31, 2020 and 2019, respectively.
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
ASC 740-10, Income Taxes, (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of December 31, 2020 and 2019, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions beginning with the 2010 calendar year.
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

As a result of the adoption of ASU No. 2016-02, ASU No. 2018-11, and ASC No. 2018-20, there was no material impact to the Company’s consolidated financial statements as a lessor or lessee. In accordance with the guidance, the Company has combined rental revenues and tenant expense reimbursements on the Company’s consolidated statements of operations. The Company
14

does not currently capitalize internal leasing costs. In addition, on January 1, 2019, the Company recognized a lease liability of approximately $0.9 million and a related ROU asset of approximately $0.8 million on its consolidated balance sheets, based on the present value of lease payments for the remaining term of the Company’s corporate office lease, which was approximately 3.5 years as of the adoption date. As the rate implicit in the lease was not readily determinable, the discount rate applied to measure the lease liability and ROU asset was based on the Company’s incremental borrowing rate of 2.7% as of the adoption date. The lease liability is included as a component of accounts payable and other liabilities and the ROU asset is included as a component of other assets in the accompanying consolidated balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. As of December 31, 2020, the lease liability was approximately $0.4 million and the ROU asset was approximately $0.4 million.
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
As of December 31, 2020, the Company owned 62 buildings aggregating approximately 3.6 million square feet and nine improved land parcels consisting of approximately 48.6 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 29.5% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of December 31, 2020, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenants that accounted for greater than 10% of its rental revenues for the years ended December 31, 2020, 2019 and 2018.
Note 4. Investments in Real Estate
During the year ended December 31, 2020, the Company acquired six industrial buildings containing approximately 0.2 million square feet and five improved land parcels containing approximately 12.0 acres. The total aggregate initial investment, including acquisition costs, was approximately $100.4 million, of which $78.8 million was recorded to land, $17.0 million to buildings and improvements and $4.6 million to intangible assets. Additionally, the Company assumed $2.1 million in intangible liabilities.
The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2020:
15

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]
Old Bayshore [2]	San Jose, CA	March 12, 2020	—	—	$11,784
Gladwick	Rancho Dominguez, CA	March 12, 2020	1	65,670	17,950
84th Kent [3]	Kent, WA	April 17, 2020	—	—	4,500
Hudson	Seattle, WA	May 31, 2020	1	13,000	5,611
Starlite Street	South San Francisco, CA	July 10, 2020	1	22,275	6,300
Aviation Blvd [4]	Inglewood, CA	October 26, 2020	—	—	10,000
Porter Street	Los Angeles, CA	November 5, 2020	1	13,000	4,400
SE 32nd Street	Bellevue, WA	November 6, 2020	1	39,000	11,737
Maple Street [5]	Rancho Dominguez, CA	December 5, 2020	—	—	9,750
East Marginal [6]	Tukwila, WA	December 30, 2020	—	—	6,625
McLaren	Irvine, CA	December 30, 2020	1	11,348	8,000
Total			6	163,794	$96,657

1The total aggregate investment was approximately $100.4 million, including $1.6 million in closing costs and acquisition costs. Additionally, the Company assumed $2.1 million in intangible liabilities.
2An improved land parcel containing approximately 2.7 acres.
3Also includes an improved land parcel containing approximately 2.8 acres.
4An improved land parcel containing approximately 1.9 acres.
5An improved land parcel containing approximately 2.5 acres.
6An improved land parcel containing approximately 2.1 acres.

The Company recorded revenues and net income for the year ended December 31, 2020 of approximately $2.4 million and $1.1 million, respectively, related to the 2020 acquisitions.
During the year ended December 31, 2019, the Company acquired 17 industrial buildings containing approximately 0.7 million square feet and four improved land parcels containing approximately 22.6 acres. The total aggregate initial investment, including acquisition costs, was approximately $289.6 million, of which $224.1 million was recorded to land, $53.9 million to buildings and improvements and $11.6 million to intangible assets. Additionally, the Company assumed $10.0 million in intangible liabilities.
As of December 31, 2020, the Company owned one property under redevelopment expected to contain approximately 0.2 million square feet upon completion with a total expected investment of approximately $64.1 million, including redevelopment costs, capitalized interest and other costs of approximately $61.4 million. During the year ended December 31, 2020, the Company completed redevelopment of its Kent 192 property in Kent, Washington and 6th Avenue South property in Seattle, Washington, totaling approximately 0.3 million square feet. The total investment was approximately $49.8 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $1.6 million, $3.2 million and $2.5 million, respectively, during the years ended December 31, 2020, 2019 and 2018.
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

1The total aggregate investment was approximately $289.6 million, including $6.0 million in closing costs and acquisition costs. Additionally, the Company assumed $10.0 million in intangible liabilities.
2An improved land parcel containing approximately 16.8 acres.
3Also includes an improved land parcel containing approximately 2.9 acres.
4An improved land parcel containing approximately 2.0 acres.
5An improved land parcel containing approximately 0.9 acres.
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
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of December 31, 2020, the Company did not have any properties held for sale.
During the year ended December 31, 2020, the Company sold three properties located in the Washington, D.C. market for a total aggregate sales price of approximately $51.3 million, resulting in a gain of approximately $17.8 million, and one property located in the Miami market for a sales price of approximately $22.2 million, resulting in a gain of approximately $9.0 million.
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
Note 6. Senior Secured Loan
The Company had a Senior Secured Loan outstanding to a borrower that bore interest at a fixed annual interest rate of 8.0% and was fully repaid in May 2020. The Senior Secured Loan was secured by a portfolio of six improved land parcels located primarily in Newark, New Jersey. As of December 31, 2020 and December 31, 2019, there was approximately $0 and $15.9 million, respectively, net of deferred loan fees of approximately $0 and $0.1 million, respectively, outstanding on the Senior Secured Loan and approximately $0 and $0.3 million, respectively, of interest receivable outstanding on the Senior Secured Loan. Interest receivable is included as a component of other assets in the accompanying consolidated balance sheets.
17

Note 7. Debt
As of December 31, 2020, the Company had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 and $100.0 million of senior unsecured notes that mature in December 2029 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022 and a $100.0 million term loan that matures in January 2022. As of both December 31, 2020 and 2019, there were no borrowings outstanding on the revolving credit facility and $100.0 million of borrowings outstanding on the term loan. As of December 31, 2020, the Company had one interest rate cap to hedge the variable cash flows associated with $50.0 million of its existing $100.0 million variable-rate term loan. As of December 31, 2019, the Company had two interest rate caps to hedge the variable cash flows associated with its existing $100.0 million variable-rate term loan. See “Note 9 - Derivative Financial Instruments” for more information regarding the Company’s interest rate caps.
The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $250.0 million revolving credit facility and the $100.0 million term loan or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loan, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of December 31, 2020) for the revolving credit facility and 1.20% to 1.70% (1.20% as of December 31, 2020) for the $100.0 million term loan that matures in January 2022, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30% depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of December 31, 2020 and 2019.
As of December 31, 2020, the Company had one mortgage loan payable, net of deferred financing costs, totaling approximately $11.3 million, which bore interest at a weighted average fixed annual rate of 5.5%. The mortgage loan payable is collateralized by one property, is non-recourse and requires monthly interest and principal payments until it matures in April 2021. As of December 31, 2019, the Company had two mortgage loans payable, net of deferred financing costs, totaling approximately $44.3 million, which bore interest at a weighted average fixed annual interest rate of 4.1%. As of December 31, 2020 and December 31, 2019, the total gross book value of the properties securing the debt was approximately $32.7 million and $114.9 million, respectively.
The scheduled principal payments of the Company’s debt as of December 31, 2020 were as follows (dollars in thousands):

	Credit Facility	Term Loans	Senior Unsecured Notes	Mortgage Loans Payable	Total Debt
2021	$—	$—	$—	$11,271	$11,271
2022	—	100,000	50,000	—	150,000
2023	—	—	—	—	—
2024	—	—	100,000	—	100,000
2025	—	—	—	—	—
Thereafter	—	—	200,000	—	200,000
Total Debt	—	100,000	350,000	11,271	461,271
Deferred financing costs, net	—	(209)	(1,937)	(7)	(2,153)
Total Debt, net	$—	$99,791	$348,063	$11,264	$459,118
Weighted Average Interest Rate	n/a	1.3%	3.8%	5.5%	3.3%
18

Note 8. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of December 31, 2020. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2021	$143,050
2022	129,114
2023	108,490
2024	89,365
2025	70,106
Thereafter	163,096
Total	$703,221

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
As of December 31, 2020, the Company had one interest rate cap to hedge the variable cash flows associated with $50.0 million of its existing $100.0 million variable-rate term loan. The cap has a notional value of $50.0 million and will effectively cap the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021. The Company previously had an additional interest rate cap with a notional value of $50.0 million (which expired on February 3, 2020) to hedge the variable cash flows associated with $50.0 million of its existing $100.0 million variable-rate term loan. The Company is required to make certain monthly variable rate payments on the term loan, while the applicable counterparty is obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR is greater than 4.0%, referencing the same notional amount.
19

The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Interest Rate Strike	Fair Value		Notional Amount
				December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Assets:
Interest Rate Cap	12/1/2014	5/4/2021	4.0%	$—	$—	$50,000	$50,000
Interest Rate Cap	9/1/2015	2/3/2020	4.0%	—	—	—	50,000
Total				$—	$—	$50,000	$100,000
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
The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for years ended December 31, 2020 and 2019 (dollars in thousands):

	For the Year Ended December 31,
	2020	2019
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$—	$(26)
Amount of gain reclassified from AOCI into interest expense (effective portion)	$254	$350
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
Recurring Measurements – Interest Rate Contracts
Fair Value of Interest Rate Caps
Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of December 31, 2020 and 2019, the Company applied the provisions of this standard to the valuation of its interest rate caps.
The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of December 31, 2020 and 2019 (dollars in thousands):

Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate caps at:
December 31, 2020	$—	$—	$—	$—
December 31, 2019	$—	$—	$—	$—
20

Financial Instruments Disclosed at Fair Value
As of December 31, 2020 and 2019, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s derivative instruments were evaluated based on Level 2 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs. The fair value of the Company’s Senior Secured Loan approximated its carrying value because the interest rate approximates the market lending rate available to the borrower, which is a Level 2 input.
The following table sets forth the carrying value and the estimated fair value of the Company’s Senior Secured Loan and debt as of December 31, 2020 and 2019 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Assets
Senior Secured Loan at:
December 31, 2020	$—	$—	$—	$—	$—
December 31, 2019	$15,915	$—	$15,915	$—	$15,858
Liabilities
Debt at:
December 31, 2020	$481,809	$—	$481,809	$—	$459,118
December 31, 2019	$503,028	$—	$503,028	$—	$491,575

Note 11. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million ($84.1 million remaining as of December 31, 2020) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $300 Million ATM Program, the Company had a $250.0 million ATM program (the “$250 Million ATM Program”), which was substantially utilized as of May 2019 and is no longer active. Actual sales under the $300 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. The Company intends to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under the Facility. During the year ended December 31, 2020, the Company issued an aggregate of 1,197,597 shares of common stock at a weighted average offering price of $54.08 per share under the $300 Million ATM Program, resulting in net proceeds of approximately $63.8 million and paying total compensation to the applicable sales agents of approximately $0.9 million. During the year ended December 31, 2019, the Company issued an aggregate of 6,064,576 shares of common stock at a weighted average offering price of $45.85 per share under the $300 Million ATM Program and the $250 Million ATM Program, resulting in net proceeds of approximately $274.0 million and paying total compensation to the applicable sales agents of approximately $4.0 million.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2022 (extended from December 31, 2020 by the Company's Board of Directors on November 3, 2020). Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market
21

conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2020, the Company has not repurchased any shares of its common stock pursuant to the share repurchase program.
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
In connection with the annual meeting of stockholders on May 5, 2020, the Company granted a total of 11,190 shares of unrestricted common stock to its independent directors under the 2019 Plan with a grant date fair value per share of $53.62. The grant date fair value of the unrestricted common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.6 million in compensation costs for the year ended December 31, 2020 related to this issuance.
In 2019, the Company established a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the year ended December 31, 2020, 139,224 shares of common stock were deposited into the Deferred Compensation Plan.
As of December 31, 2020, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 1,376,906 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2020 ranged from $14.20 to $60.83. The fair value of the restricted stock that was granted during the year ended December 31, 2020 was approximately $4.7 million and the vesting period for the restricted stock is three to five years. As of December 31, 2020, the Company had approximately $7.9 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.7 years. The Company recognized compensation costs of approximately $2.6 million, $1.9 million and $1.9 million, respectively, for the years ended December 31, 2020, 2019 and 2018 related to the restricted stock issuances.
The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the years ended December 31, 2020, 2019 and 2018.
22

Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2017	357,183	$21.01
Granted	53,915	34.63
Forfeited	(11,830)	20.30
Vested	(15,338)	20.21
Non-vested shares outstanding as of December 31, 2018	383,930	22.98
Granted	111,099	46.99
Forfeited	(52,892)	31.02
Vested	(15,367)	23.90
Non-vested shares outstanding as of December 31, 2019	426,770	28.20
Granted	78,041	60.11
Forfeited	(5,146)	51.58
Vested	(295,936)	21.07
Non-vested shares outstanding as of December 31, 2020	203,729	$50.19
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2020:

Non-vested Shares Vesting Schedule	Number of Shares
2021	13,336
2022	12,297
2023	37,247
2024	83,309
2025	57,540
Thereafter	—
Total Non-vested Shares	203,729
Long-Term Incentive Plan:
As of December 31, 2020, there are three open performance measurement periods for the Performance Share awards: January 1, 2018 to December 31, 2020, January 1, 2019 to December 31, 2021 and January 1, 2020 to December 31, 2022. During the year ended December 31, 2020, the Company issued 135,494 shares of common stock at a price of $54.22 per share related to the Performance Share awards for the performance period from January 1, 2017 to December 31, 2019. The expense related to the open Performance Share awards granted prior to January 1, 2019 varies quarter to quarter based on the Company's relative share price performance.
The following table summarizes certain information with respect to the Performance Share awards granted prior to January 1, 2019 (dollars in thousands):

		Fair Value	Accrual	Expense
	Maximum Potential Payout			For the Year Ended December 31,
Fair Value Performance Share Period		December 31, 2020	December 31, 2020	2020	2019	2018
January 1, 2018 - December 31, 2020	$7,482	$7,482	$7,482	$3,138	$3,208	$1,135
January 1, 2017 - December 31, 2019	—	—	—	—	3,217	2,540
January 1, 2016 - December 31, 2018	—	—	—	—	—	3,388
Total	$7,482	$7,482	$7,482	$3,138	$6,425	$7,063

23

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

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 (dollars in thousands):

		Expense
		For the Year Ended December 31,
Performance Share Period	Fair Value on Date of Grant	2020	2019	2018
January 1, 2019 - December 31, 2021	$4,829	$1,610	$1,610	$—
January 1, 2020 - December 31, 2022	5,572	1,857	—	—
Total	$10,401	$3,467	$1,610	$—
Dividends:
The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2020 and 2019:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2020	Common stock	$0.27	February 05, 2020	March 27, 2020	April 10, 2020
June 30, 2020	Common stock	$0.27	May 05, 2020	June 30, 2020	July 14, 2020
September 30, 2020	Common stock	$0.29	August 04, 2020	October 02, 2020	October 16, 2020
December 31, 2020	Common stock	$0.29	November 03, 2020	December 15, 2020	January 05, 2021

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2019	Common stock	$0.24	February 05, 2019	March 29, 2019	April 12, 2019
June 30, 2019	Common stock	$0.24	April 30, 2019	July 05, 2019	July 19, 2019
September 30, 2019	Common stock	$0.27	July 26, 2019	October 04, 2019	October 18, 2019
December 31, 2019	Common stock	$0.27	October 29, 2019	December 31, 2019	January 14, 2020

Note 12. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no anti-dilutive securities or dilutive restricted stock awards outstanding for the years ended December 31, 2020, 2019 and 2018.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 341,673, 402,380 and 368,912 of weighted average unvested restricted shares outstanding for the years ended December 31, 2020, 2019 and 2018, respectively.
24

Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 407,139 and 294,570 for the years ended December 31, 2020 and 2019, respectively.
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
As a result, the Company may become subject to material environmental liabilities of which it is unaware. The Company can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on it, or (2) the environmental condition of the Company’s industrial properties will not be affected by the condition of the properties in the vicinity of its industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company. The Company was not aware of any significant or material exposures as of December 31, 2020 or 2019.
General Uninsured Losses. The Company carries property and rental loss, liability and terrorism insurance. The Company believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, the Company’s properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, the Company has obtained, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits
25

and cash flows from, a property. The Company was not aware of any significant or material exposures as of December 31, 2020 or 2019.
Contractual Commitments. As of February 9, 2021, the Company had outstanding contracts with third-party sellers to acquire six industrial properties for a total aggregate purchase price of approximately $123.8 million. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
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
The Company continues to work with its customers who have been forced to close or otherwise limit operations or whose businesses have been adversely impacted during the COVID-19 pandemic to, on a case-by-case basis, provide rent deferments. Through February 8, 2021, the Company has granted rent deferrals to 62 tenants aggregating approximately 2.8% of annualized base rent. No rent abatements were granted. For the 62 rent deferrals granted:

•17 tenants aggregating 0.3% of annualized base rent (11.0% of total deferrals) have completed their rent deferral period and have fully repaid the deferral amounts;

•31 tenants aggregating 2.1% of annualized base rent (73.6% of total deferrals) have not completed their rent deferral repayment period and are fulfilling the terms of their deferral agreements; and

•14 tenants aggregating 0.4% of annualized base rent (15.4% of total deferrals) have defaulted on their rent deferral repayments.
On January 4, 2021, the Company repaid the $11.3 million mortgage loan payable that was to mature in April 2021 and bore interest at 5.5%.
On January 19, 2021, the Company acquired one building totaling approximately 16,000 square feet, located in Carlstadt, New Jersey, for a total purchase price of approximately $10.6 million. The property was acquired from an unrelated third-party using existing cash on hand.
On February 9, 2021, the Company’s Board of Directors declared a cash dividend in the amount of $0.29 per share of its common stock payable on April 9, 2021 to the stockholders of record as of the close of business on March 26, 2021.
26

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation
As of December 31, 2020
(in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2020
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Los Angeles
104th Street	1	Los Angeles, CA	$—	$3,701	$976	$—	$3,701	$976	$4,677	$84	2017	1951
139th Street	2	Carson, CA	—	21,236	15,783	2	21,236	15,785	37,021	1,262	2017	1965/2003
630 Glasgow	1	Inglewood, CA	—	2,245	1,855	400	2,245	2,255	4,500	734	2011	1988
747 Glasgow	1	Inglewood, CA	—	1,759	1,555	295	1,759	1,850	3,609	439	2014	1981
14611 Broadway	1	Gardena, CA	—	4,757	1,243	1,020	4,757	2,263	7,020	965	2013	1962
19601 Hamilton	1	Torrance, CA	—	7,409	4,072	895	7,409	4,967	12,376	1,348	2011	1985
709 Hindry	1	Inglewood, CA	—	2,105	2,972	214	2,105	3,186	5,291	412	2016	1984
Acacia	1	Compton, CA	—	5,143	1,985	139	5,143	2,124	7,267	228	2017	1972
Anderson	5	Los Angeles, CA	—	17,095	1,271	1,268	17,095	2,539	19,634	76	2019	1912-1987
Aviation	—	Inglewood, CA	—	9,544	498	—	9,544	498	10,042	5	2020
Dominguez	—	Los Angeles, CA	—	11,370	1,535	3,082	11,370	4,617	15,987	339	2017
Garfield	5	Commerce, CA	—	27,539	22,694	4,427	27,539	27,121	54,660	8,369	2012	2002
Gladwick	1	Rancho Dominguez, CA	—	11,636	5,998	—	11,636	5,998	17,634	123	2020	2009
Hawthorne	8	Hawthorne, CA	—	17,226	10,069	1,742	17,226	11,811	29,037	1,287	2017	1952/1986
Las Hermanas	1	Compton, CA	—	3,330	751	806	3,330	1,557	4,887	325	2014	1970
Lynwood	3	Lynwood, CA	—	43,885	—	—	43,885	—	43,885	—	2017	1988
McLaren	1	Irvine, CA	—	7,459	668	—	7,459	668	8,127	1	2020	1982
Manhattan Beach	1	Redondo Beach, CA	—	7,874	5,641	787	7,874	6,428	14,302	1,576	2012	1963/1970
Maple	—	Rancho Dominguez, CA	—	9,371	607	285	9,371	892	10,263	1	2020	1965
Porter	1	Los Angeles, CA	—	3,791	399	—	3,791	399	4,190	1	2020	1911/1968
Shoemaker	—	Santa Fe Springs, CA	—	4,759	1,099	25	4,759	1,124	5,883	81	2018	1986/1997
Slauson	—	Santa Fe Springs, CA	—	4,679	697	694	4,679	1,391	6,070	51	2019	1967/1973
South Main	2	Carson, CA	—	16,371	7,045	17,096	16,371	24,141	40,512	6,783	2012/2014	2016
South Main III	1	Gardena, CA	—	11,521	12,467	—	11,521	12,467	23,988	1,183	2017	2016
Telegraph Springs	2	Santa Fe Springs, CA	—	7,063	7,236	309	7,063	7,545	14,608	777	2017	2007
Vermont	1	Torrance, CA	—	10,173	7,105	221	10,173	7,326	17,499	591	2018	1978
1215 Walnut	1	Compton, CA	—	6,130	2,522	10	6,130	2,532	8,662	244	2017	1969/1990
Walnut II	1	Compton, CA	—	6,097	5,069	955	6,097	6,024	12,121	402	2018	1969
Northern New Jersey/ New York City
1

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2020
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
1 Dodge Drive	1	West Caldwell, NJ	—	3,819	2,982	2,029	3,819	5,011	8,830	1,672	2013	1985
17 Madison	1	Fairfield, NJ	—	974	1,647	543	974	2,190	3,164	685	2013	1979
20 Pulaski	1	Bayonne, NJ	—	4,003	4,946	1,641	4,003	6,587	10,590	1,478	2014	1965
22 Madison	1	Fairfield, NJ	—	1,365	1,607	1,039	1,365	2,646	4,011	296	2015	1979
48th 3rd and 286 Central	1	Kearny, NJ	—	12,061	1,664	6	12,061	1,670	13,731	93	2019	1978/1983
49th Street	1	Queens, NY	—	21,674	2,999	1,169	21,674	4,168	25,842	349	2019	1966
50 Kero	2	Carlstadt, NJ	—	10,343	3,876	3,082	10,343	6,958	17,301	744	2017	1970
51 Kero	—	Carlstadt, NJ	—	3,236	589	1	3,236	590	3,826	27	2019	1956-1966
74th North Bergen	1	North Bergen, NJ	—	2,933	1,817	959	2,933	2,776	5,709	361	2016	1973
81 N. Hackensack	—	Kearny, NJ	—	25,901	—	—	25,901	—	25,901	—	2019
85 Doremus	—	Newark, NJ	—	5,918	513	—	5,918	513	6,431	45	2018
341 Michele	1	Carlstadt, NJ	—	2,372	4,798	960	2,372	5,758	8,130	1,202	2013	1973
422 Frelinghuysen	—	Newark, NJ	—	16,728	—	6,781	16,728	6,781	23,509	676	2017
465 Meadow	1	Carlstadt, NJ	—	713	1,618	263	713	1,881	2,594	455	2013	1972
550 Delancy	1	Newark, NJ	—	9,230	4,855	2,010	9,230	6,865	16,095	1,547	2013	1987
620 Division	1	Elizabeth, NJ	—	6,491	3,568	3,531	6,491	7,099	13,590	3,001	2011	1980
7777 West Side	1	North Bergen, NJ	—	4,525	8,856	—	4,525	8,856	13,381	844	2017	1967
900 Hart	1	Piscataway, NJ	—	3,202	3,866	1,301	3,202	5,167	8,369	1,121	2014	1983
901 North	—	Elizabeth, NJ	—	8,035	913	829	8,035	1,742	9,777	455	2016	2016
Avenue A	4	Carlstadt, NJ	—	7,516	4,660	723	7,516	5,383	12,899	742	2017	1951/1957
Belleville	1	Kearny, NJ	11,271	12,845	18,041	1,808	12,845	19,849	32,694	4,476	2011	2006
Commerce	1	Carlstadt, NJ	—	1,656	1,544	128	1,656	1,672	3,328	105	2018	1969
Dell	1	Carlstadt, NJ	—	6,641	771	548	6,641	1,319	7,960	314	2011	1972
Ethel	2	Piscataway, NJ	—	2,748	3,801	1,641	2,748	5,442	8,190	1,394	2013	1981/1984
Interstate	2	South Brunswick, NJ	—	13,686	12,135	14,625	13,686	26,760	40,446	6,523	2010/2013	1999/2014
JFK Airgate	4	Queens, NY	—	18,282	32,933	5,252	18,282	38,185	56,467	9,210	2013	1986/1991
Manor	1	East Rutherford, NJ	—	4,076	5,262	1,709	4,076	6,971	11,047	1,112	2015	1968
Melanie Lane	3	East Hanover, NJ	—	5,931	13,178	3,098	5,931	16,276	22,207	3,944	2013	1980/1998
Middlebrook	18	Bound Brook, NJ	—	16,442	10,241	13,038	16,442	23,279	39,721	8,927	2010	1958/1976
Morgan	2	Brooklyn, NY	—	71,051	10,888	956	71,051	11,844	82,895	442	2019	1960/1980 & 1967
New Dutch	1	Fairfield, NJ	—	4,773	2,004	—	4,773	2,004	6,777	238	2017	1976
Paterson Plank	1	Carlstadt, NJ	—	4,127	455	519	4,127	974	5,101	118	2016	1998
Schoolhouse	1	Somerset, NJ	—	2,375	5,705	425	2,375	6,130	8,505	800	2016	2009
Stockton	—	Newark, NJ	—	12,327	1,282	222	12,327	1,504	13,831	359	2017
Terminal Way	2	Avenel, NJ	—	3,537	3,598	926	3,537	4,524	8,061	623	2014	1950/1968
Whelan	1	East Rutherford, NJ	—	6,366	5,704	473	6,366	6,177	12,543	164	2019	2005
Wilson	1	Newark, NJ	—	2,016	484	813	2,016	1,297	3,313	311	2016	1970
2

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2020
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Woodside	1	Queens, NY	—	23,987	3,796	3,972	23,987	7,768	31,755	652	2018	2018
San Francisco Bay Area
20th Street	1	Oakland, CA	—	18,092	6,730	1,420	18,092	8,150	26,242	347	2019	1970 & 2003
238/242 Lawrence	2	South San Francisco, CA	—	6,674	2,655	1,616	6,674	4,271	10,945	1,626	2010	1986
240 Littlefield	1	South San Francisco, CA	—	5,107	3,293	2,806	5,107	6,099	11,206	1,225	2013	2013
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	548	1,352	1,746	3,098	600	2010	1968
631 Brennan	1	San Jose, CA	—	1,932	2,245	559	1,932	2,804	4,736	804	2012	1975
Ahern	2	Union City, CA	—	3,246	2,749	1,049	3,246	3,798	7,044	1,329	2010	1986
Ahern II	1	Union City, CA	—	2,467	4,527	201	2,467	4,728	7,195	870	2015	1997
Burroughs	3	San Leandro, CA	—	5,400	7,092	1,408	5,400	8,500	13,900	1,626	2014	1966
Caribbean	3	Sunnyvale, CA	—	17,483	14,493	2,874	17,483	17,367	34,850	4,303	2012	1980/1981
Carlton Court	1	South San Francisco, CA	—	2,036	1,475	162	2,036	1,637	3,673	483	2012	1981
Clawiter	1	Hayward, CA	—	5,964	1,159	167	5,964	1,326	7,290	283	2011	1967
Hotchkiss	1	Fremont, CA	—	4,163	3,152	1,071	4,163	4,223	8,386	458	2017	1997
Hotchkiss II	1	Fremont, CA	—	3,042	3,081	355	3,042	3,436	6,478	203	2018	1997
Merced	4	San Leandro, CA	—	25,621	9,318	2,678	25,621	11,996	37,617	825	2018	1958
Michele	1	South San Francisco, CA	—	2,710	2,540	659	2,710	3,199	5,909	419	2016	1979
Minnesota and Tennessee	2	San Francisco, CA	—	34,738	13,141	739	34,738	13,880	48,618	561	2019	1963
Old Bayshore	—	San Jose, CA	—	10,244	1,609	—	10,244	1,609	11,853	44	2020	1987
San Clemente	1	Hayward, CA	—	5,126	3,938	152	5,126	4,090	9,216	284	2018	1982
Starlite	1	South San Francisco, CA	—	3,736	144	418	3,736	562	4,298	2	2020	1967
West 140th	2	San Leandro, CA	—	9,578	6,297	3,745	9,578	10,042	19,620	1,363	2016	1959
Whitney	3	San Leandro, CA	—	13,821	9,016	2,087	13,821	11,103	24,924	942	2018	1974
Wicks	1	San Leandro, CA	—	2,224	298	—	2,224	298	2,522	24	2018	1976
Central Pacific Business Park I	3	Union City, CA	—	8,468	14,165	1,081	8,468	15,246	23,714	2,930	2014	1989
Central Pacific Business Park II	4	Union City, CA	—	13,642	23,658	4,937	13,642	28,595	42,237	6,100	2015	2015
Seattle
6th Ave South	1	Seattle, WA	—	7,215	8,670	0	7,215	8,670	15,885	142	2020	1960
79 Ave South	1	Kent, WA	—	1,267	1,503	767	1,267	2,270	3,537	531	2014	2000
84th Kent	—	Kent, WA	—	4,552	136	256	4,552	392	4,944	12	2020	1963/2000
917 Valley	1	Puyallup, WA	—	2,203	4,551	—	2,203	4,551	6,754	128	2019	2006
3401 Lind	1	Renton, WA	—	2,999	6,707	1,417	2,999	8,124	11,123	1,148	2014	1984/2012
4225 2nd Avenue	1	Seattle, WA	—	4,236	4,049	2,012	4,236	6,061	10,297	1,006	2015	1957
4930 3rd Avenue South	1	Seattle, WA	—	3,984	2,424	817	3,984	3,241	7,225	507	2016	1964
12119 East Marginal	—	Tukwila, WA	—	4,950	1,740	—	4,950	1,740	6,690	2	2020	1996
3

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2020
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
17600 West Valley Highway	1	Tukwila, WA	—	3,361	5,260	1,425	3,361	6,685	10,046	1,791	2012	1986
Auburn 400	1	Auburn, WA	—	4,415	5,234	202	4,415	5,436	9,851	208	2019	2000
Auburn 1307	1	Auburn, WA	—	4,253	5,034	337	4,253	5,371	9,624	1,000	2014	2002
Dawson	1	Seattle, WA	—	3,902	278	331	3,902	609	4,511	103	2017	1964
Denver	1	Seattle, WA	—	3,203	1,345	489	3,203	1,834	5,037	383	2016	1953
East Valley	1	Renton, WA	—	2,693	2,959	53	2,693	3,012	5,705	205	2018	1991
East Marginal	—	Renton, WA	—	2,618	380	114	2,618	494	3,112	22	2019	1991
Hanford	1	Seattle, WA	—	3,821	2,250	542	3,821	2,792	6,613	300	2017	1952
Hudson	1	Seattle, WA	—	4,471	912	—	4,471	912	5,383	16	2020	2006
Kent 188	1	Kent, WA	—	3,251	4,719	1,248	3,251	5,967	9,218	1,937	2010	1979
Kent 190	1	Kent, WA	—	4,560	5,561	395	4,560	5,956	10,516	1,067	2015	1992/1999
Kent 192	1	Kent, WA	—	12,752	20,642	—	12,752	20,642	33,394	247	2020	2017
Kent 202	1	Kent, WA	—	5,761	9,114	2,810	5,761	11,924	17,685	2,241	2015	1981
Kent 216	1	Kent, WA	—	3,672	5,408	967	3,672	6,375	10,047	1,317	2014	1996
Kent Corporate Park	4	Kent, WA	—	5,032	6,916	2,125	5,032	9,041	14,073	1,695	2015	1980/1981
Lucile	1	Seattle, WA	—	4,498	3,504	1,342	4,498	4,846	9,344	816	2017	1976
Lund	1	Auburn, WA	—	2,573	4,399	173	2,573	4,572	7,145	596	2016	1999
Olympic	1	Tukwila, WA	—	1,499	1,431	536	1,499	1,967	3,466	554	2015	1978
SeaTac 8th Avenue	1	Burien, WA	—	2,501	4,020	1,915	2,501	5,935	8,436	1,355	2013	1988
SE 32nd Street	1	Bellevue, WA	—	9,059	2,081	—	9,059	2,081	11,140	7	2020	1982
SW 34th	1	Renton, WA	—	2,912	3,289	498	2,912	3,787	6,699	775	2014	1996/2010
Valley Corporate	2	Kent, WA	—	5,264	9,096	1,916	5,264	11,012	16,276	3,064	2011	1987
Miami
26th Street	1	Miami, FL	—	3,444	4,558	1,178	3,444	5,736	9,180	1,178	2012	1973
48th Avenue	2	Miami Gardens, FL	—	4,322	2,187	586	4,322	2,773	7,095	634	2011	1987
70th Avenue	1	Miami, FL	—	1,434	2,333	198	1,434	2,531	3,965	674	2011	1999
70th Avenue II	1	Miami, FL	—	2,152	3,418	553	2,152	3,971	6,123	557	2016	1969
70th Avenue III	1	Miami, FL	—	2,543	3,167	690	2,543	3,857	6,400	454	2016	1974
70th Avenue IV	1	Miami, FL	—	1,119	1,456	329	1,119	1,785	2,904	186	2017	1969
70th Avenue V	1	Miami, FL	—	5,036	3,419	1,526	5,036	4,945	9,981	320	2017	1974
74th Avenue	1	Miami, FL	—	2,327	3,538	646	2,327	4,184	6,511	531	2016	1986
78th Avenue	1	Doral, FL	—	2,445	1,755	2,840	2,445	4,595	7,040	1,305	2012	1977
81st Street	2	Medley, FL	—	2,938	5,242	1,315	2,938	6,557	9,495	1,301	2015	1996/2003
94th Avenue	1	Doral, FL	—	3,000	3,580	352	3,000	3,932	6,932	365	2017	1989
107th Avenue	1	Medley, FL	—	2,787	2,036	506	2,787	2,542	5,329	715	2013	2001
101st Road	1	Medley, FL	—	2,647	3,258	468	2,647	3,726	6,373	959	2013	2012
131st Street	1	Medley, FL	—	2,903	5,729	599	2,903	6,328	9,231	1,257	2014	1999
4

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2020
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
12950 SW South River	1	Medley, FL	—	1,971	4,029	739	1,971	4,768	6,739	581	2016	2000
Americas Gateway	6	Doral, FL	—	11,152	11,721	3,734	11,152	15,455	26,607	4,131	2013	1978/1982
Miami International Trade Center	4	Medley, FL	—	5,063	10,958	1,694	5,063	12,652	17,715	2,059	2015	1996
Washington, D.C.
75th Ave	5	Landover, MD	—	10,658	18,615	4,757	10,658	23,372	34,030	4,264	2014	1987/1990
2920 V Street	1	Washington, D.C.	—	2,248	1,670	1,499	2,248	3,169	5,417	336	2017	1958
3601 Pennsy	1	Landover, MD	—	2,331	4,375	1,219	2,331	5,594	7,925	1,192	2013	1996
4230 Forbes	1	Lanham, MD	—	1,736	2,395	1,130	1,736	3,525	5,261	643	2013	2003
Business Parkway	1	Lanham, MD	—	3,038	3,007	1	3,038	3,008	6,046	347	2016	2002
Hampton Overlook	3	Capitol Heights, MD	—	4,602	7,521	993	4,602	8,514	13,116	1,081	2016	1989/1990
New Ridge	—	Hanover, MD	—	5,689	1,567	443	5,689	2,010	7,699	247	2016
V Street	6	Washington, D.C.	—	67,132	41,299	13,756	67,132	55,055	122,187	10,370	2015	1955/1963
Subtotal	222		11,271	1,138,235	735,826	206,859	1,138,233	942,688	2,080,921	169,708
Unamortized net deferred financing costs			(7)
Intangible assets									88,859	68,365
Total	222		$11,264	$1,138,235	$735,826	$206,859	$1,138,233	$942,688	$2,169,780	$238,073

5

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation – (Continued)
As of December 31, 2020
(in thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Investment in Properties
Balance at beginning of year	$2,154,194	$1,845,776
Acquisition of properties	100,391	289,591
Disposition of properties	(53,978)	(41,560)
Construction in progress	7,029	28,154
Improvements, net of write-offs	23,592	32,233
Balance at end of year	$2,231,228	$2,154,194

	2020	2019
Accumulated Depreciation
Balance at beginning of year	$208,279	$169,772
Amortization of lease intangible assets	6,702	10,123
Depreciation expense	37,020	33,630
Disposition of properties and write-offs	(13,928)	(5,246)
Balance at end of year	$238,073	$208,279

6

Exhibit Index

Exhibit Number	Exhibit Description

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

4.2	Description of Securities of Registrant (previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K on February 6, 2020 and incorporated herein by reference).

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

7

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

10.12+
Amended and Restated Long-Term Incentive Plan of Registrant, effective as of January 1, 2014 (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on February 19, 2014 and incorporated by reference herein).

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

8

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
9

**	Furnished herewith.

+	Exhibit is a management contract or compensatory plan or arrangement.

10

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 10, 2021.

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

Signature	Title	Date

/s/ W. Blake Baird W. Blake Baird	Chairman, Chief Executive Officer and Director (principal executive officer)	February 10, 2021

/s/ Michael A. Coke Michael A. Coke	President and Director	February 10, 2021

/s/ Jaime J. Cannon Jaime J. Cannon	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 10, 2021

/s/ Linda Assante Linda Assante	Director	February 10, 2021

/s/ LeRoy E. Carlson LeRoy E. Carlson	Director	February 10, 2021

/s/ David M. Lee David M. Lee	Director	February 10, 2021

/s/ Gabriela F. Parcella Gabriela F. Parcella	Director	February 10, 2021

/s/ Douglas M. Pasquale Douglas M. Pasquale	Director	February 10, 2021

/s/ Dennis Polk Dennis Polk	Director	February 10, 2021