Form 10-Q
period 2021-03-31
Terreno Realty Corp
filed 2021-05-05
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34603
_________________________
Terreno Realty Corporation
(Exact Name of Registrant as Specified in Its Charter)
_________________________

Maryland	27-1262675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10500 NE 8th Street, Suite 301 Bellevue, WA	98004

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 655-4580
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	TRNO	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 69,562,715 shares of its common stock, $0.01 par value per share, outstanding as of May 3, 2021.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investments in real estate
Land	$1,199,842	$1,138,233
Buildings and improvements	987,614	942,688
Construction in progress	65,883	61,448
Intangible assets	92,856	88,859
Total investments in properties	2,346,195	2,231,228
Accumulated depreciation and amortization	(248,413)	(238,073)
Net investments in properties	2,097,782	1,993,155
Cash and cash equivalents	29,377	107,180
Restricted cash	1,028	656
Other assets, net	43,504	38,829
Total assets	$2,171,691	$2,139,820
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable, net	99,844	99,791
Senior unsecured notes, net	348,160	348,063
Mortgage loans payable, net	—	11,264
Security deposits	18,009	13,870
Intangible liabilities, net	27,882	24,608
Dividends payable	20,091	19,870
Performance share awards payable	—	7,482
Accounts payable and other liabilities	23,988	26,688
Total liabilities	537,974	551,636
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 69,102,008 and 68,376,364 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	693	686
Additional paid-in capital	1,645,876	1,589,301
Common stock held in deferred compensation plan, 270,546 and 139,224 shares at March 31, 2021 and December 31, 2020, respectively	(14,867)	(7,546)
Retained earnings	2,092	5,926
Accumulated other comprehensive loss	(77)	(183)
Total stockholders’ equity	1,633,717	1,588,184
Total liabilities and equity	$2,171,691	$2,139,820
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
REVENUES
Rental revenues and tenant expense reimbursements	$50,691	$45,116
Total revenues	50,691	45,116
COSTS AND EXPENSES
Property operating expenses	13,512	11,908
Depreciation and amortization	11,376	11,100
General and administrative	5,582	5,758
Acquisition costs	55	52
Total costs and expenses	30,525	28,818
OTHER INCOME (EXPENSE)
Interest and other income	236	564
Interest expense, including amortization	(4,145)	(4,006)
Total other income (expense)	(3,909)	(3,442)
Net income	16,257	12,856
Allocation to participating securities	(51)	(83)
Net income available to common stockholders	$16,206	$12,773
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.24	$0.19
Net income available to common stockholders - diluted	$0.24	$0.19
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	68,603,068	67,062,582
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	68,862,922	67,469,721
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net income	$16,257	$12,856
Other comprehensive income:
Cash flow hedge adjustment	106	73
Comprehensive income	$16,363	$12,929
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)
Three months ended March 31, 2021:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	Amount				Retained Earnings		Total
Balance as of December 31, 2020	68,376,364	$686	$1,589,301	139,224	$(7,546)	$5,926	$(183)	$1,588,184
Net income	—	—	—	—	—	16,257	—	16,257
Issuance of common stock, net of issuance costs of $731	837,846	7	47,866	—	—	—	—	47,873
Repurchase of common stock related to employee awards	(6,534)	—	(582)	—	—	—	—	(582)
Issuance of restricted stock	25,654	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,970	—	—	—	—	1,970
Common stock dividends ($0.29 per share)	—	—	—	—	—	(20,091)	—	(20,091)
Deposits to deferred compensation plan	(131,322)	—	7,321	131,322	(7,321)	—	—	—
Other comprehensive income	—	—	—	—	—	—	106	106
Balance as of March 31, 2021	69,102,008	$693	$1,645,876	270,546	$(14,867)	$2,092	$(77)	$1,633,717

Three months ended March 31, 2020:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	Amount				Retained Earnings		Total
Balance as of December 31, 2019	67,252,787	$673	$1,514,266	—	$—	$2,621	$(437)	$1,517,123
Net income	—	—	—	—	—	12,856	—	12,856
Issuance of common stock, net of issuance costs of $426	562,521	4	29,647	—	—	—	—	29,651
Repurchase of common stock related to employee awards	(4,510)	—	(240)	—	—	—	—	(240)
Issuance of restricted stock	20,501	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,573	—	—	—	—	1,573
Common stock dividends ($0.27 per share)	—	—	—	—	—	(18,314)	—	(18,314)
Deposits to deferred compensation plan	(135,494)	—	7,346	135,494	(7,346)	—	—	—
Other comprehensive income	—	—	—	—	—	—	73	73
Balance as of March 31, 2020	67,695,805	$677	$1,552,592	135,494	$(7,346)	$(2,837)	$(364)	$1,542,722

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,257	$12,856
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(1,410)	(316)
Amortization of lease intangibles	(1,443)	(1,389)
Depreciation and amortization	11,376	11,100
Deferred financing cost amortization	393	367
Deferred senior secured loan fee amortization	—	(43)
Stock-based compensation	1,970	2,179
Changes in assets and liabilities
Other assets	(3,485)	1,705
Accounts payable and other liabilities	2,497	(4,301)
Net cash provided by operating activities	26,155	22,158
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(104,372)	(30,081)
Additions to construction in progress	(140)	(2,709)
Additions to buildings, improvements and leasing costs	(7,867)	(8,391)
Repayments on senior secured loan	—	4,987
Net cash used in investing activities	(112,379)	(36,194)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	41,122	22,788
Issuance costs on issuance of common stock	(596)	(331)
Repurchase of common stock related to employee awards	(582)	(240)
Payments on mortgage loan payable	(11,271)	(32,732)
Payment of deferred financing costs	(10)	—
Dividends paid to common stockholders	(19,870)	(18,158)
Net cash provided by (used in) financing activities	8,793	(28,673)
Net decrease in cash and cash equivalents and restricted cash	(77,431)	(42,709)
Cash and cash equivalents and restricted cash at beginning of period	107,836	112,739
Cash and cash equivalents and restricted cash at end of period	$30,405	$70,030
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$4,424	$4,970
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	8,720	9,149
Non-cash issuance of common stock to the deferred compensation plan	(7,321)	(7,346)
Lease liability arising from recognition of right-of-use asset	424	585
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$109,882	$30,617
Acquisition and assumption of other assets and liabilities	(5,510)	(536)
Net cash paid for property acquisitions	$104,372	$30,081

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of March 31, 2021, the Company owned 228 buildings aggregating approximately 13.7 million square feet, 25 improved land parcels consisting of approximately 92.5 acres and two properties under redevelopment expected to contain approximately 0.3 million square feet upon completion.
The Company is an internally managed Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2010.
Note 2. Significant Accounting Policies
Basis of Presentation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim consolidated financial statements include all of the Company’s accounts and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the notes thereto, which was filed with the Securities and Exchange Commission on February 10, 2021.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three months ended March 31, 2021 or 2020.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $1.4 million for both the three months ended March 31, 2021 and 2020. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of March 31, 2021 is 7.5 years. As of March 31, 2021 and December 31, 2020, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	March 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$89,014	$(66,466)	$22,548	$85,026	$(64,668)	$20,358
Above-market leases	3,842	(3,717)	125	3,833	(3,697)	136
Below-market leases	(50,315)	22,433	(27,882)	(45,798)	21,190	(24,608)
Total	$42,541	$(47,750)	$(5,209)	$43,061	$(47,175)	$(4,114)
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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Beginning
Cash and cash equivalents at beginning of period	$107,180	$110,082
Restricted cash	656	2,657
Cash and cash equivalents and restricted cash	107,836	112,739
Ending
Cash and cash equivalents at end of period	29,377	69,733
Restricted cash	1,028	297
Cash and cash equivalents and restricted cash	30,405	70,030
Net decrease in cash and cash equivalents and restricted cash	$(77,431)	$(42,709)
Revenue Recognition. The Company records rental revenue from operating leases on a straight-line basis over the term of the leases and maintains an allowance for estimated losses that may result from the inability of its tenants to make required payments. If tenants fail to make contractual lease payments that are greater than the Company’s allowance for doubtful accounts, security deposits and letters of credit, then the Company may have to recognize additional doubtful account charges in future periods. The Company monitors the liquidity and creditworthiness of its tenants on an on-going basis by reviewing their financial condition periodically as appropriate. Each period the Company reviews its outstanding accounts receivable, including straight-line rents, for doubtful accounts and provides allowances as needed. The Company also records lease termination fees when a tenant has executed a definitive termination agreement with the Company and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to the Company. If a tenant remains in the leased space following the execution of a definitive termination agreement, the applicable termination will be deferred and recognized over the term of such tenant’s occupancy. Tenant expense reimbursement income includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as revenues during the same period the related expenses are incurred. Consistent with the Financial Accounting Standards Board staff question-and-answer document released on April 10, 2020, the Company elected to account for lease concessions related to the effects of the novel coronavirus ("COVID-19") as though no lease modification was made in instances where total contractual lease payments over the term of the lease were unchanged. Due to the effects of COVID-19, the future contractual lease payments of certain of the Company's tenants were not probable and as such, approximately

$0.1 million and $0.5 million of straight-line rent receivables were reversed during the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021 and December 31, 2020, approximately $34.3 million and $32.5 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $1.3 million and $0.9 million as of March 31, 2021 and December 31, 2020, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of accumulated amortization in the aggregate of approximately $9.7 million and $9.4 million as of March 31, 2021 and December 31, 2020, respectively.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of March 31, 2021 and December 31, 2020, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of March 31, 2021 include years 2017 to 2020 for Federal purposes.
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
As of March 31, 2021, the Company owned 63 buildings aggregating approximately 3.6 million square feet and nine land parcels consisting of approximately 48.6 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 28.3% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of March 31, 2021, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of March 31, 2021.

Note 4. Investments in Real Estate
During the three months ended March 31, 2021, the Company acquired four industrial properties with a total initial investment, including acquisition costs, of approximately $109.9 million, of which $63.7 million was recorded to land, $41.8 million to buildings and improvements, and $4.4 million to intangible assets. Additionally, the Company assumed $5.6 million in liabilities.
The Company recorded revenues and net income for the three months ended March 31, 2021 of approximately $0.5 million and $0.3 million, respectively, related to the 2021 acquisitions.
During the three months ended March 31, 2020, the Company acquired two industrial properties with a total aggregate initial investment, including acquisition costs, of approximately $30.6 million, of which $21.9 million was recorded to land, $7.6 million to buildings and improvements, and $1.1 million to intangible assets. Additionally, the Company assumed $0.5 million in liabilities.
The Company recorded revenues and net income for the three months ended March 31, 2020 of approximately $0.1 million and $0.1 million, respectively, related to the 2020 acquisitions.
The above assets and liabilities were recorded at fair value, which uses Level 3 inputs. The properties were acquired from unrelated third parties using existing cash on hand, proceeds from property sales and issuance of common stock.
As of March 31, 2021, the Company had two properties under redevelopment expected to contain approximately 0.3 million square feet upon completion with a total expected investment of approximately $71.6 million, including redevelopment costs, capitalized interest and other costs of approximately $65.9 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0 and $0.7 million, respectively, during the three months ended March 31, 2021 and 2020.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of March 31, 2021, the Company had no properties held for sale. There were no properties sold during the three months ended March 31, 2021 or 2020.
Note 6. Senior Secured Loan
The Company had a Senior Secured Loan outstanding to a borrower that bore interest at a fixed annual interest rate of 8.0% and was fully repaid in May 2020. The Senior Secured Loan was secured by a portfolio of six improved land parcels located primarily in Newark, New Jersey.
Note 7. Debt
As of March 31, 2021, the Company had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 and $100.0 million of senior unsecured notes that mature in December 2029 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022 and a $100.0 million term loan that matures in January 2022. As of both March 31, 2021 and December 31, 2020, there were no borrowings outstanding on the revolving credit facility and $100.0 million of borrowings outstanding on the term loan. As of March 31, 2021 and December 31, 2020, the Company had one interest rate cap to hedge the variable cash flows associated with $50.0 million of its $100.0 million variable-rate term loan. See “Note 9 - Derivative Financial Instruments” for more information regarding the Company’s interest rate cap.
The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loan, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day

LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of March 31, 2021) for the revolving credit facility and 1.20% to 1.70% (1.20% as of March 31, 2021) for the $100.0 million term loan that matures in January 2022, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of March 31, 2021 and December 31, 2020.
During the three months ended March 31, 2021, the Company fully repaid its $11.3 million mortgage loan payable. As of December 31, 2020, this mortgage loan payable, net of deferred financing costs, totaled approximately $11.3 million, and bore interest at a weighted average fixed annual rate of 5.5%. The mortgage loan payable was collateralized by one property. As of December 31, 2020, the total gross book value of the property securing the mortgage loan payable was approximately $32.7 million.
The scheduled principal payments of the Company’s debt as of March 31, 2021 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2021 (9 months)	$—	$—	$—	$—
2022	—	100,000	50,000	150,000
2023	—	—	—	—
2024	—	—	100,000	100,000
2025	—	—	—	—
Thereafter	—	—	200,000	200,000
Total debt	—	100,000	350,000	450,000
Deferred financing costs, net	—	(156)	(1,840)	(1,996)
Total debt, net	$—	$99,844	$348,160	$448,004
Weighted average interest rate	n/a	1.3%	3.8%	3.3%

Note 8. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of March 31, 2021. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2021 (9 months)	$146,616
2022	136,008
2023	115,244
2024	95,542
2025	75,089
Thereafter	160,804
Total	$729,303

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
As of March 31, 2021 and December 31, 2020, the Company had one interest rate cap to hedge the variable cash flows associated with $50.0 million of its existing $100.0 million variable-rate term loan. The cap had a notional value of $50.0 million and effectively capped the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021. The Company was required to make certain monthly variable rate payments on the term loan, while the applicable counterparty was obligated to make certain monthly floating rate payments based on LIBOR to the Company in the event LIBOR was greater than 4.0%, referencing the same notional amount.
The Company records all derivative instruments on a gross basis in other assets on the accompanying consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. The following table presents a summary of the Company’s derivative instruments designated as hedging instruments (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Interest Rate Strike	Fair Value		Notional Amount
				March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Assets:
Interest rate cap	12/1/2014	5/4/2021	4.0%	$—	$—	$50,000	$50,000
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
The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$—	$—
Amount of gain reclassified from AOCI into interest expense (effective portion)	$106	$73

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
Recurring Measurements – Interest Rate Contracts
Fair Value of Interest Rate Caps
Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of March 31, 2021, the Company applied the provisions of this standard to the valuation of its interest rate caps.
The following sets forth the Company’s financial instruments that are accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (dollars in thousands):

Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate caps at:
March 31, 2021	$—	$—	$—	$—
December 31, 2020	$—	$—	$—	$—
Financial Instruments Disclosed at Fair Value
As of March 31, 2021 and December 31, 2020, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s mortgage loans payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.
The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
March 31, 2021	$458,647	$—	$458,647	$—	$448,004
December 31, 2020	$481,809	$—	$481,809	$—	$459,118

Note 11. Stockholders’ Equity

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million ($43.0 million remaining as of March 31, 2021) in amounts and at times to be determined by the Company from time to time. Actual sales under the $300 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three months ended March 31, 2021, the Company issued an aggregate of 706,524 shares of common stock at a weighted average offering price of $58.20 per share, under the $300 Million ATM Program, resulting in net proceeds of approximately $40.5 million, and paying total compensation to the applicable sales agents of approximately $0.6 million. During the three months ended March 31, 2020, the Company issued an aggregate of 427,027 of common stock at a weighted average offering price of $53.37 per share, under the $300 Million ATM Program, resulting in net proceeds of approximately $22.5 million and paying total compensation to the applicable sales agents of approximately $0.3 million.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2022. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2021, the Company had not repurchased any shares of stock pursuant to its share repurchase program.
The Company has a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three months ended March 31, 2021 and 2020, 131,322 and 135,494 shares of common stock, respectively, were deposited into the Deferred Compensation Plan.
As of March 31, 2021, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 1,084,436 were remaining available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to March 31, 2021 ranged from $14.20 to $60.83. The fair value of the restricted stock that was granted during the three months ended March 31, 2021 was approximately $1.5 million. The vesting period for restricted stock is generally three to five years. As of March 31, 2021, the Company had approximately $8.7 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.4 years. The Company recognized compensation costs of approximately $0.6 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively, related to the restricted stock issuances.
The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the three months ended March 31, 2021:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2020	203,729	$50.19
Granted	25,654	59.29
Forfeited	—	—
Vested	(13,336)	43.04
Non-vested shares outstanding as of March 31, 2021	216,047	$51.71
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of March 31, 2021:

Non-vested Shares Vesting Schedule	Number of Shares
2021 (9 months)	—
2022	20,857
2023	45,798
2024	91,852
2025	57,540
Thereafter	—
Total Non-vested Shares	216,047
Long-Term Incentive Plan:
As of March 31, 2021, there are three open performance measurement periods for the Performance Share awards: January 1, 2019 to December 31, 2021, January 1, 2020 to December 31, 2022, and January 1, 2021 to December 31, 2023. During the three months ended March 31, 2021, the Company issued 131,322 shares of common stock at a price of $55.75 per share related to the Performance Share awards for the performance period from January 1, 2018 to December 31, 2020. The expense related to the Performance Share awards granted prior to January 1, 2019 varied quarter to quarter based on the Company’s relative share price performance.
The following table summarizes certain information with respect to the Performance Share awards granted prior to January 1, 2019 (dollars in thousands):

Fair Value Performance Share Period	Maximum Potential Payout	Fair Value March 31, 2021	Accrual March 31, 2021	Expense for the Three Months Ended March 31,
				2021	2020
January 1, 2018 - December 31, 2020	$—	$—	$—	$—	$606
Total	$—	$—	$—	$—	$606

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
The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant	Expense for the Three Months Ended March 31,
		2021	2020
January 1, 2019 - December 31, 2021	$4,829	$402	$402
January 1, 2020 - December 31, 2022	5,572	464	465
January 1, 2021 - December 31, 2023	5,469	456	—
Total	$15,870	$1,322	$867
Dividends:
The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2021:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2021	Common stock	$0.29	February 9, 2021	March 26, 2021	April 9, 2021

Note 12. Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for both the three months ended March 31, 2021 and 2020.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 211,746 and 434,538 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2021 and 2020, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 259,854 and 407,139 for the three months ended March 31, 2021 and 2020, respectively.
Note 13. Commitments and Contingencies
Contractual Commitments. As of May 4, 2021, the Company had outstanding contracts with third-party sellers to acquire six industrial properties for a total aggregate anticipated purchase price of approximately $93.9 million. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to due diligence and various closing conditions.

Note 14. Subsequent Events
On April 6, 2021, the Company acquired one property in Miami, Florida for a total purchase price of approximately $5.8 million. The property was acquired from an unrelated third-party using existing cash on hand.
On April 13, 2021, the Company acquired one property in Kent, Washington for a total purchase price of approximately $10.0 million. The property was acquired from an unrelated third-party using existing cash on hand.
On April 22, 2021, the Company acquired one property in San Jose, CA for a total purchase price of approximately $8.0 million. The property was acquired from an unrelated third-party using existing cash on hand.
On May 4, 2021, the Company’s board of directors declared a cash dividend in the amount of $0.29 per share of its common stock payable on July 14, 2021 to the stockholders of record as of the close of business on June 30, 2021.

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 10, 2021, in this Quarterly Report on Form 10-Q, and in our other public filings, which you should interpret as being heightened as a result of the numerous and ongoing adverse impacts of COVID-19;
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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 81.6% of our annualized base rent as of March 31, 2021), flex buildings (including light industrial and research and development, or R&D, approximately 5.0%), transshipment (approximately 5.6%), and improved land parcels (approximately 7.8%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of March 31, 2021, we owned a total of 228 buildings aggregating approximately 13.7 million square feet, 25 improved land parcels consisting of approximately 92.5 acres and two properties under redevelopment expected to contain approximately 0.3 million square feet upon completion. As of March 31, 2021, the buildings and improved land parcels were approximately 96.1% and 97.9% leased, respectively, to 519 customers, the largest of which accounted for approximately 5.3% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of March 31, 2021:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (000's) [1]	% of Total
Warehouse/distribution	201	$125,496	81.6%
Flex	10	7,686	5.0%
Transshipment	17	8,545	5.6%
Improved land	25	12,055	7.8%
Total/Weighted Average	253	$153,782	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2021, multiplied by 12.

The following table summarizes by market our investments in real estate as of March 31, 2021:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	43	63	44	32	28	18	228
Rentable Square Feet	2,584,648	3,571,409	2,155,510	2,223,143	1,587,649	1,534,625	13,656,984
% of Total	18.9%	26.2%	15.8%	16.3%	11.6%	11.2%	100.0%
Occupancy % as of March 31, 2021	98.4%	94.1%	99.9%	98.7%	86.8% [4]	97.4%	96.1%
Annualized Base Rent (000’s) [1]	$24,223	$37,904	$28,132	$21,314	$13,017	$17,137	$141,727
% of Total	17.2%	26.7%	19.8%	15.0%	9.2%	12.1%	100.0%
Annualized Base Rent[1] Per Occupied Square Foot	$9.52	$11.28	$13.07	$9.72	$9.45	$11.46	$10.80
Weighted Average Remaining Lease Term (Years) [2]	6.5	4.8	3.0	3.8	3.9	3.6	4.5

Investments in Improved Land
Number of Land Parcels	8	9	2	3	2	1	25
Acres	16.4	48.6	5.0	5.9	3.2	13.4	92.5
% of Total	17.7%	52.6%	5.4%	6.3%	3.5%	14.5%	100.0%
Occupancy % as of March 31, 2021	88.2%	100.0%	100.0%	100.0%	100.0%	100.0%	97.9%
Annualized Base Rent (000’s) [1]	$3,279	$5,639	$985	$888	$396	$868	$12,055
% of Total	27.2%	46.7%	8.2%	7.4%	3.3%	7.2%	100.0%
Annualized Base Rent[1] Per Occupied Square Foot	$5.22	$2.71	$4.57	$3.67	$2.87	$1.49	$3.09
Weighted Average Remaining Lease Term (Years) [2]	4.3	4.5	2.2	4.9	2.5	8.8	4.9

Total Investments in Real Estate
Annualized Base Rent (000’s) [1]	$27,502	$43,543	$29,117	$22,202	$13,413	$18,005	$153,782
Gross Book Value (000’s) [3]	$464,532	$663,172	$408,595	$392,768	$199,597	$217,531	$2,346,195
% of Total Gross Book Value	19.8%	28.3%	17.4%	16.7%	8.5%	9.3%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2021, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2021, weighted by the respective square footage.
3Includes two properties under redevelopment expected to contain approximately 0.3 million square feet upon completion, as discussed below.
4Includes our acquisition of the Countyline property totaling approximately 273,577 square feet that was 32.1% leased to one tenant as of March 31, 2021, with the remaining 67.9% pre-leased to four tenants with leases commencing between April and July 2021.
As of March 31, 2021, we owned two properties under redevelopment expected to contain approximately 0.3 million square feet upon completion with a total expected investment of approximately $71.6 million including redevelopment costs, capitalized interest and other costs of approximately $65.9 million.

The following table summarizes our capital expenditures incurred during the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Building improvements	$1,754	$3,330
Tenant improvements	921	265
Leasing commissions	2,742	2,942
Redevelopment, renovation and expansion	572	1,214
Total capital expenditures [1]	$5,989	$7,751
1Includes approximately $1.2 million and $4.4 million for the three months ended March 31, 2021 and 2020, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation, and expansion projects (stabilized capital) at five and ten properties for the three months ended March 31, 2021 and 2020, respectively.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 93.6% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.
Our top 20 customers based on annualized base rent as of March 31, 2021 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [1]	% of Total Annualized Base Rent
1	Amazon.com [2]	5	471,880	3.5%	$8,198	5.3%
2	FedEx Corporation [3]	7	314,519	2.3%	5,142	3.3%
3	United States Government	8	300,732	2.2%	3,748	2.4%
4	Danaher	3	171,707	1.2%	3,732	2.4%
5	District of Columbia	7	234,071	1.7%	3,342	2.2%
6	DirectBuy Home Improvement	1	230,891	1.7%	1,915	1.3%
7	Costco-Innovel Solutions LLC	1	219,910	1.6%	1,816	1.2%
8	XPO Logistics	2	180,717	1.3%	1,764	1.2%
9	L3 Harris Technologies, Inc.	1	147,898	1.1%	1,700	1.1%
10	O'Neill Logistics	2	237,692	1.7%	1,576	1.0%
11	Topaz Lighting Corp.	1	190,000	1.4%	1,463	1.0%
12	Port Kearny Security, Inc.	1	—	—%	1,458	1.0%
13	United States Postal Service	2	81,950	0.6%	1,438	0.9%
14	YRC	2	61,252	0.4%	1,432	0.9%
15	Envogue International	1	192,000	1.4%	1,411	0.9%
16	Bar Logistics	1	203,263	1.5%	1,393	0.9%
17	Lilac Solutions Inc.	1	92,884	0.7%	1,338	0.9%
18	Saia Motor Freight Line LLC	1	52,086	0.4%	1,315	0.9%
19	Northrop Grumman Systems Corporation	1	103,200	0.8%	1,300	0.8%
20	JAM'N Logistics	1	110,336	0.8%	1,266	0.8%
	Total	49	3,596,988	26.3%	$46,747	30.4%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2021, multiplied by 12.
2Includes an improved land parcel consisting of approximately 2.8 acres.

3Includes two improved land parcels totaling approximately 7.7 acres.

The following table summarizes the anticipated lease expirations for leases in place as of March 31, 2021, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (000’s) [2,3]	% of Total Annualized Base Rent
2021[1]	1,363,461	10.0%	15,004	8.7%
2022	1,770,962	13.0%	19,636	11.3%
2023	1,908,363	14.0%	24,282	14.0%
2024	1,711,028	12.5%	22,475	13.0%
2025	1,578,239	11.6%	24,142	13.9%
Thereafter	4,790,844	35.0%	67,680	39.1%
Total	13,122,897	96.1%	173,219	100.0%
1Includes leases that expire on or after March 31, 2021 and month-to-month leases totaling approximately 122,414 square feet.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of March 31, 2021, multiplied by 12.
3Includes annualized base rent related to 25 improved land parcels totaling approximately 92.5 acres.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of March 31, 2021, leases representing approximately 8.7% of the total annualized base rent of our portfolio are scheduled to expire through December 31, 2021. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2021 expirations will be above the rates currently being paid for the same space. Rent changes on new and renewed leases totaling approximately 0.3 million square feet commencing during the three months ended March 31, 2021 were approximately 16.0% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio of 82.3% for the three months ended March 31, 2021. We define tenant retention as the square footage of all leases commenced during the period that are rented by existing tenants divided by the square footage of all expiring leases during the reporting period. The square footage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.
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

Recent Developments
Acquisition Activity
During the three months ended March 31, 2021, we acquired four industrial properties containing approximately 529,000 square feet for a total purchase price of approximately $110.1 million. The properties were acquired from unrelated third parties using existing cash on hand and net proceeds from the issuance of common stock. The following table sets forth the industrial properties we acquired during the three months ended March 31, 2021:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
256 Patterson Plank	Carlstadt, NJ	January 13, 2021	1	16,159	$10,625	5.2%
117th Place NE	Kirkland, WA	February 25, 2021	1	126,721	33,750	3.0%
Countyline [3]	Hialeah, FL	March 17, 2021	2	273,577	48,114	3.7%
Edison	San Leandro, CA	March 31, 2021	3	112,392	17,600	5.6%
Total/Weighted Average			7	528,849	$110,089	3.9%
1Excludes intangible liabilities and mortgage premiums, if any. The total initial investment was approximately $109.9 million, including $1.6 million in capitalized closing costs and acquisition costs, $4.7 million in assumed intangible liabilities and $6.1 million in other credits related to near term capital expenditures at the Countyline property.
2Stabilized capitalization rates, referred to herein as stabilized cap rates, are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020, in our Quarterly Report on this Form 10-Q and in our other public filings.
3The property was 32.1% leased to one tenant as of March 31, 2021, with the remaining 67.9% pre-leased to four tenants with leases commencing between April and July 2021.
Redevelopment Activity
As of March 31, 2021, we had two properties under redevelopment expected to contain approximately 0.3 million square feet upon completion with a total expected investment of approximately $71.6 million, including redevelopment costs, capitalized interest and other costs of approximately $65.9 million as follows:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Post-Development Square Feet	Estimated Stabilization Quarter	% Pre-leased March 31, 2021
Sodo Row - North & South	$64,133	$61,814	$2,319	4.3%	234,308	Q4 2021	27.0%
Americas Gateway 5	7,429	4,069	3,360	5.5%	51,800	Q4 2022	—%
Total/Weighted Average	$71,562	$65,883	$5,679	4.4%	286,108		22.1%
1Total expected investment for the property includes the initial purchase price, due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
2Estimated stabilized cap rates are calculated as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These estimated stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020, in this Quarterly Report on Form 10-Q and in our other public filings.

Disposition Activity
We had no disposition activity during the three months ended March 31, 2021 and 2020, respectively.

ATM Program
We have an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million ($43.0 million remaining as of March 31, 2021) in amounts and at times as we determine from time to time. We intend to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions and repayment of indebtedness, including borrowings under our revolving credit facility, if any. During the three months ended March 31, 2021, we issued an aggregate of 706,524 shares of common stock at a weighted average offering price of $58.20 per share, under the $300 Million ATM Program, resulting in net proceeds of approximately $40.5 million, and paying total compensation to the applicable sales agents of approximately $0.6 million.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2022. Purchases made pursuant to this program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2021, we had not repurchased any shares of stock pursuant to our share repurchase program.
Dividend and Distribution Activity
On May 4, 2021, our board of directors declared a cash dividend in the amount of $0.29 per share of our common stock payable on July 14, 2021 to the stockholders of record as of the close of business on June 30, 2021.
Contractual Commitments
As of May 4, 2021, we have outstanding contracts with third-party sellers to acquire six industrial properties for a total aggregate anticipated purchase price of $93.9 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 93.6% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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

The analysis of our results below for the three months ended March 31, 2021 and 2020 includes the changes attributable to same store properties. The same store pool for the comparison of the three months ended March 31, 2021 and 2020 includes all properties that were owned and in operation as of March 31, 2021 and since January 1, 2020 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of March 31, 2021. As of March 31, 2021, the same store pool consisted of 213 buildings aggregating approximately 12.7 million square feet representing approximately 93.0% of our total square feet owned and 19 improved land parcels consisting of 79.6 acres. As of March 31, 2021, the non-same store properties, which we acquired, redeveloped, or sold during 2020 and 2021 or were held for sale (if any) or in redevelopment as of March 31, 2021, consisted of 15 buildings aggregating approximately 1.0 million square feet, six improved land parcels containing approximately 12.9 acres and two properties under redevelopment expected to contain approximately 0.3 million square feet upon completion. As of March 31, 2021 and 2020, our consolidated same store pool occupancy was approximately 97.4% and 97.0%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.
Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020:

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$37,203	$33,834	$3,369	10.0%
Non-same store operating properties [2]	2,606	1,590	1,016	63.9%
Total rental revenues	39,809	35,424	4,385	12.4%
Tenant expense reimbursements [1]
Same store	10,338	9,326	1,012	10.9%
Non-same store operating properties [2]	544	366	178	48.6%
Total tenant expense reimbursements	10,882	9,692	1,190	12.3%
Total revenues	50,691	45,116	5,575	12.4%
Property operating expenses
Same store	12,540	11,354	1,186	10.4%
Non-same store operating properties [2]	972	554	418	75.5%
Total property operating expenses	13,512	11,908	1,604	13.5%
Net operating income [3]
Same store	35,001	31,806	3,195	10.0%
Non-same store operating properties [2]	2,178	1,402	776	55.4%
Total net operating income	$37,179	$33,208	$3,971	12.0%
Other costs and expenses
Depreciation and amortization	11,376	11,100	276	2.5%
General and administrative	5,582	5,758	(176)	(3.1)%
Acquisition costs	55	52	3	5.8%
Total other costs and expenses	17,013	16,910	103	0.6%
Other income (expense)
Interest and other income	236	564	(328)	(58.2)%
Interest expense, including amortization	(4,145)	(4,006)	(139)	3.5%
Total other income (expense)	(3,909)	(3,442)	(467)	13.6%
Net income	$16,257	$12,856	$3,401	26.5%

1Accounting Standards Update (“ASU”) No. 2018-11, Leases (Topic 842), Targeted Improvements, allows us to elect not to separate lease and non-lease rental income. All rental income earned pursuant to tenant leases is reflected as one line, “Rental revenues and tenant expense reimbursements” on our accompanying consolidated statements of operations. We believe that the above presentation of rental revenues and tenant expense reimbursements is not, and is not intended to be, a presentation in accordance with GAAP, and a reconciliation to total revenue is provided above. We believe this information is frequently used by management, investors, and other interested parties to evaluate our performance. See “Note 2 - Significant Accounting Policies” in our condensed notes to consolidated financial statements for more information regarding our adoption of this standard.
2Includes 2021 and 2020 acquisitions and dispositions, six improved land parcels and two properties under redevelopment as of March 31, 2021.
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

Revenues. Total revenues increased approximately $5.6 million for the three months ended March 31, 2021 compared to the same period from the prior year due primarily to property acquisitions during 2021 and 2020 and increased revenue on new and renewed leases. Cash rents on new and renewed leases totaling approximately 0.3 million square feet commencing during the three months ended March 31, 2021 increased approximately 16.0% as compared to the previous rental rates for that same space. For the three months ended March 31, 2021 and 2020 approximately $1.1 million and $0.6 million, respectively, was recorded in straight-line rental revenue related to contractual rent abatements given to certain tenants.
Property operating expenses. Total property operating expenses increased approximately $1.6 million during the three months ended March 31, 2021 compared to the same period from the prior year. The increase in total property operating expenses was primarily in the same store pool (approximately $1.2 million) and due to increases in real estate taxes related to annual rate increases, as well as utilities expenses incurred at certain of our properties.
Depreciation and amortization. Depreciation and amortization increased approximately $0.3 million during the three months ended March 31, 2021 compared to the same period from the prior year primarily due to property acquisitions and dispositions during 2021 and 2020.
General and administrative expenses. General and administrative expenses decreased for the three months ended March 31, 2021 compared to the same period from the prior year primarily due to a $0.2 million decrease in performance share award expense.
Interest and other income. Interest and other income decreased approximately $0.3 million for the three months ended March 31, 2021 compared to the same period from the prior year primarily due to the repayment of the outstanding Senior Secured Loan in May 2020.
Interest expense, including amortization. Interest expense increased approximately $0.1 million for the three months ended March 31, 2021 compared to the same period from the prior year primarily due to a lower capitalized interest in 2021, offset by the lower interest rate on our variable rate term loan and the repayment of a $32.7 million mortgage loan in 2020 and a $11.3 million mortgage loan in 2021.

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
The following sets forth certain information regarding our current at-the-market common stock offering program as of March 31, 2021:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available as of three months ended (in thousands)
$300 Million ATM Program	May 17, 2019	$300,000	$42,968
The table below sets forth the activity under our at-the-market common stock offering programs during the three months ended March 31, 2021 and 2020, respectively (in thousands, except share and price per share data):

For the Three Months Ended,	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
March 31, 2021	706,524	$58.20	$40,526	$596
March 31, 2020	427,027	$53.37	$22,458	$330
As of March 31, 2021, we had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027 and $100.0 million of senior unsecured notes that mature in December 2029 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $250.0 million unsecured revolving credit facility that matures in October 2022 and a $100.0 million term loan that matures in January 2022. As of both March 31, 2021 and December 31, 2020, there were no borrowings outstanding on our revolving credit facility and $100.0 million of borrowings outstanding on our term loan.
As of March 31, 2021, we had one interest rate cap to hedge the variable cash flows associated with $50.0 million of our existing $100.0 million variable-rate term loan. The cap had a notional value of $50.0 million and effectively capped the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021. We were required to make certain monthly variable rate payments on the term loan, while the applicable counterparty was obligated to make certain monthly floating rate payments based on LIBOR to us in the event LIBOR was greater than 4.0%, referencing the same notional amount.
The aggregate amount of the Facility may be increased to a total of up to $600.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loan, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.05% to 1.50% (1.05% as of March 31, 2021) for the revolving credit facility and 1.20% to 1.70% (1.20% as of March 31, 2021) for the $100.0 million term loan that matures in January 2022, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are unsecured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of March 31, 2021 and December 31, 2020.
As of March 31, 2021 and December 31, 2020, we had an outstanding mortgage loan payable, net of deferred financing costs, of approximately $0 and $11.3 million, respectively, and held cash and cash equivalents totaling approximately $29.4 million and $107.2 million, respectively. The mortgage loan payable was paid off in full during the three months ended March 31, 2021.
The following tables summarize our debt maturities and principal payments and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the three months ended March 31, 2021 and 2020 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2021 (9 months)	$—	$—	$—	$—
2022	—	100,000	50,000	150,000
2023	—	—	—	—
2024	—	—	100,000	100,000
2025	—	—	—	—
Thereafter	—	—	200,000	200,000
Total Debt	—	100,000	350,000	450,000
Deferred financing costs, net	—	(156)	(1,840)	(1,996)
Total Debt, net	$—	$99,844	$348,160	$448,004
Weighted average interest rate	n/a	1.3%	3.8%	3.3%

	As of March 31, 2021		As of March 31, 2020
Total Debt, net	$448,004		$459,008
Equity
Common Stock
Shares Outstanding [1]	69,372,554		67,831,299
Market Price [2]	$59.21		$51.75
Total Equity	4,107,549		3,510,270
Total Market Capitalization	$4,555,553		$3,969,278
Total Debt-to-Total Investments in Properties [3]	19.1%		20.9%
Total Debt-to-Total Investments in Properties and Senior Secured Loan [4]	19.1%		20.8%
Total Debt-to-Total Market Capitalization [5]	9.8%		11.6%
Floating Rate Debt as a % of Total Debt [6]	22.3%		21.7%
Unhedged Floating Rate Debt as a % of Total Debt [7]	11.2%		10.9%
Mortgage Loans Payable as a % of Total Debt [8]	—%		2.5%
Mortgage Loans Payable as a % of Total Investments in Properties [9]	—%		0.5%
Adjusted EBITDA [10]	$33,803		$30,193
Interest Coverage [11]	8.2	x	7.5	x
Fixed Charge Coverage [12]	8.1	x	6.5	x
Total Debt-to-Adjusted EBITDA [13]	3.3	x	3.8	x
Weighted Average Maturity of Total Debt (years)	4.3		5.2

1Includes 216,047 and 438,835 shares of unvested restricted stock outstanding as of March 31, 2021 and 2020, respectively. Also includes 270,546 and 135,494 shares held in the Deferred Compensation Plan as of March 31, 2021 and 2020, respectively.
2Closing price of our shares of common stock on the New York Stock Exchange on March 31, 2021 and 2020, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties.
4Total debt-to-total investments in properties and Senior Secured Loan is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including the Senior Secured Loan, which was fully repaid in May 2020, net of deferred loan fees of approximately $0 as of both March 31, 2021 and 2020.
5Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization as of March 31, 2021 and 2020.
6Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Floating rate debt includes our $100.0 million variable-rate term loan borrowings, of which $50.0 million was subject to an interest rate cap of 4.0% plus 1.20% to 1.70%, depending on leverage as of both March 31, 2021 and 2020. See “Note 9 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
7Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Hedged debt includes our $100.0 million variable-rate term loan borrowings, of which $50.0 million was subject to an interest rate cap of 4.0% plus 1.20% to 1.70%, depending on leverage as of both March 31, 2021 and 2020. See “Note 9 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our interest rate caps.
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

10Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the three months ended March 31, 2021 and 2020, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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
The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2021:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2021	Common stock	$0.29	February 9, 2021	March 26, 2021	April 9, 2021

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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $26.2 million for the three months ended March 31, 2021 compared to approximately $22.2 million for the three months ended March 31, 2020. This increased in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties we acquired during 2021 and 2020 and same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $112.4 million and $36.2 million, respectively, for the three months ended March 31, 2021 and 2020, which consisted primarily of cash paid for property acquisitions of approximately $104.4 million and $30.1 million, respectively, and additions to capital improvements of approximately $8.0 million and $11.1 million, respectively, offset by partial repayment of our Senior Secured Loan of approximately $5.0 million.
Cash From Financing Activities. Net cash provided by financing activities was approximately $8.8 million for the three months ended March 31, 2021, which consisted primarily of approximately $40.5 million in net common stock issuance proceeds partially offset by approximately $19.9 million in equity dividend payments and approximately $11.3 million in payments on mortgage loans payable. Net cash used in financing activities was approximately $28.7 million for the three months ended March 31, 2020, which consisted primarily of approximately $22.5 million in net common stock issuance proceeds partially offset by approximately $18.2 million in equity dividend payments and $32.7 million in payments on mortgage loans payable.
Critical Accounting Policies
A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 and in the condensed notes to consolidated financial statements in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
As of May 4, 2021, we have outstanding contracts with third-party sellers to acquire six properties for a total aggregate purchase price of approximately $93.9 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes our contractual obligations due by period as of March 31, 2021 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$100,000	$50,000	$100,000	$200,000	$450,000
Debt interest payments	13,325	23,478	16,795	18,208	71,806
Operating lease commitments	479	514	—	—	993
Purchase obligations	93,905	—	—	—	93,905
Total	$207,709	$73,992	$116,795	$218,208	$616,704

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

The following table reflects the calculation of FFO reconciled from net income for the three months ended March 31, 2021 and 2020 (dollars in thousands except per share data):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net income	$16,257	$12,856	$3,401	26.5%
Depreciation and amortization
Depreciation and amortization	11,376	11,100	276	2.5%
Non-real estate depreciation	(13)	(26)	13	(50.0)%
Allocation to participating securities [1]	(86)	(154)	68	(44.2)%
Funds from operations attributable to common stockholders [2]	$27,534	$23,776	$3,758	15.8%
Basic FFO per common share	$0.40	$0.35	$0.05	14.3%
Diluted FFO per common share	$0.40	$0.35	$0.05	14.3%
Weighted average basic common shares	68,603,068	67,062,582
Weighted average diluted common shares	68,862,922	67,469,721
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 211,746 and 434,538 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2021 and 2020, respectively.
2Includes performance share award expense of approximately $1.3 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. See “Note 11 – Stockholders’ Equity” in the condensed notes to consolidated financial statements for more information regarding our performance share awards.
FFO increased by approximately $3.8 million for the three months ended March 31, 2021 compared to the same period from the prior year due primarily to property acquisitions during 2020 and 2021 and same store NOI growth of approximately $3.2 million for the three months ended March 31, 2021 compared to the same period from the prior year.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net income	$16,257	$12,856	$3,401	26.5%
Depreciation and amortization	11,376	11,100	276	2.5%
Interest expense, including amortization	4,145	4,006	139	3.5%
Stock-based compensation	1,970	2,179	(209)	(9.6)%
Acquisition costs	55	52	3	5.8%
Adjusted EBITDA	$33,803	$30,193	$3,610	12.0%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of March 31, 2021 and since January 1, 2020 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of March 31, 2021. As of March 31, 2021, the same store pool consisted of 213 buildings aggregating approximately 12.7 million square feet representing approximately 93.0% of our total square feet owned and 19 improved land parcels containing approximately 79.6 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.
The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net income [1]	$16,257	$12,856	$3,401	26.5%
Depreciation and amortization	11,376	11,100	276	2.5%
General and administrative	5,582	5,758	(176)	(3.1)%
Acquisition costs	55	52	3	5.8%
Total other income and expenses	3,909	3,442	467	13.6%
Net operating income	37,179	33,208	3,971	12.0%
Less non-same store NOI [2]	(2,178)	(1,402)	(776)	55.4%
Same store NOI [3]	$35,001	$31,806	$3,195	10.0%
Less straight-line rents and amortization of lease intangibles [4]	(2,434)	(1,442)	(992)	68.8%
Cash-basis same store NOI [3]	$32,567	$30,364	$2,203	7.3%
Less termination fee income	(118)	(39)	(79)	202.6%
Cash-basis same store NOI excluding termination fees	$32,449	$30,325	$2,124	7.0%
1Includes approximately $0.1 million and $39,000 of lease termination income for the three months ended March 31, 2021 and 2020, respectively.
2Includes 2020 and 2021 acquisitions and dispositions, six improved land parcels and two properties under redevelopment.
3Includes approximately $0.1 million and $39,000 of lease termination income for the three months ended March 31, 2021 and 2020, respectively.
4Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $2.4 million for the three months ended March 31, 2021 compared to the same period from the prior year due to increased rental revenue on new and renewed leases. For the three months ended March 31, 2021 and 2020, total contractual rent abatements of approximately $0.9 million and $0.4 million, respectively, were given to certain tenants in the same-store pool and approximately $0.1 million and $39,000 in lease termination income was received from certain tenants in the same store pool. Approximately $0.8 million of the increase in cash-basis same store NOI for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 related to properties that were acquired vacant or with near term expirations in 2019.

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

As of March 31, 2021, we had $100.0 million of borrowings outstanding under our Facility. Of the $100.0 million outstanding on the Facility, $50.0 million was subject to an interest cap as of March 31, 2021. See “Note 9 - Derivative Financial Instruments” in the condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 1.3% as of March 31, 2021. If the LIBOR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.3 million annually on the total of the outstanding balances on our Facility as of March 31, 2021.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 1A. Risk Factors
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitations, the matters discussed in Part I, "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations"), there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds
(a)Not Applicable.
(b)Not Applicable.
(c)

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
January 1, 2021 - January 31, 2021	—		$—	N/A	N/A
February 1, 2021 - February 28, 2021	6,534		59.98	N/A	N/A
March 1, 2021 - March 31, 2021	—		—	N/A	N/A
	6,534	[1]	$59.98	N/A	N/A
(1)Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 5, 2021.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 5, 2021.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated May 5, 2021.

32.1**	18 U.S.C. § 1350 Certification dated May 5, 2021.

32.2**	18 U.S.C. § 1350 Certification dated May 5, 2021.

32.3**	18 U.S.C. § 1350 Certification dated May 5, 2021.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

May 5, 2021	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

May 5, 2021	By:	/s/ Michael A. Coke
Michael A. Coke
President

May 5, 2021	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer