Form 10-Q
period 2021-09-30
Terreno Realty Corp
filed 2021-11-03
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 71,318,411 shares of its common stock, $0.01 par value per share, outstanding as of November 1, 2021.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investments in real estate
Land	$1,339,382	$1,138,233
Buildings and improvements	1,051,571	942,688
Construction in progress	99,949	61,448
Intangible assets	101,175	88,859
Total investments in properties	2,592,077	2,231,228
Accumulated depreciation and amortization	(265,628)	(238,073)
Net investments in properties	2,326,449	1,993,155
Properties held for sale, net	18,302	—
Net investments in real estate	2,344,751	1,993,155
Cash and cash equivalents	68,732	107,180
Restricted cash	4,970	656
Other assets, net	53,050	38,829
Total assets	$2,471,503	$2,139,820
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable, net	99,470	99,791
Senior unsecured notes, net	497,153	348,063
Mortgage loan payable, net	—	11,264
Security deposits	22,268	13,870
Intangible liabilities, net	37,543	24,608
Dividends payable	24,239	19,870
Performance share awards payable	—	7,482
Accounts payable and other liabilities	40,358	26,688
Total liabilities	721,031	551,636
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 71,015,523 and 68,376,364 shares issued and outstanding, at September 30, 2021 and December 31, 2020, respectively.	712	686
Additional paid-in capital	1,768,794	1,589,301
Common stock held in deferred compensation plan, 275,727 and 139,224 shares at September 30, 2021 and December 31, 2020, respectively.	(15,197)	(7,546)
Retained (deficit) earnings	(3,837)	5,926
Accumulated other comprehensive loss	—	(183)
Total stockholders’ equity	1,750,472	1,588,184
Total liabilities and equity	$2,471,503	$2,139,820
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Rental revenues and tenant expense reimbursements	$57,269	$47,147	$161,255	$138,005
Total revenues	57,269	47,147	161,255	138,005
COSTS AND EXPENSES
Property operating expenses	14,200	12,228	40,883	36,070
Depreciation and amortization	13,636	12,124	36,980	34,683
General and administrative	6,800	5,130	19,248	16,553
Acquisition costs	—	123	172	186
Total costs and expenses	34,636	29,605	97,283	87,492
OTHER INCOME (EXPENSE)
Interest and other income	228	51	685	805
Interest expense, including amortization	(4,686)	(3,887)	(12,847)	(11,802)
Gain on sales of real estate investments	3,185	9,016	3,185	26,766
Total other income (expense)	(1,273)	5,180	(8,977)	15,769
Net income	21,360	22,722	54,995	66,282
Allocation to participating securities	(87)	(194)	(191)	(277)
Net income available to common stockholders	$21,273	$22,528	$54,804	$66,005
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.30	$0.33	$0.79	$0.98
Net income available to common stockholders - diluted	$0.30	$0.33	$0.79	$0.97
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	70,516,787	68,112,661	69,571,511	67,600,957
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	70,752,863	68,372,515	69,799,206	67,860,811
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$21,360	$22,722	$54,995	$66,282
Other comprehensive income:
Cash flow hedge adjustment	—	50	183	169
Comprehensive income	$21,360	$22,772	$55,178	$66,451
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)
Nine months ended September 30, 2021:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss
	Number of Shares	Amount						Total
Balance as of December 31, 2020	68,376,364	$686	$1,589,301	139,224	$(7,546)	$5,926	$(183)	$1,588,184
Net income	—	—	—	—	—	16,257	—	16,257
Issuance of common stock, net of issuance costs of $731	837,846	7	47,866	—	—	—	—	47,873
Repurchase of common stock related to employee awards	(6,534)	—	(582)	—	—	—	—	(582)
Issuance of restricted stock	25,654	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,970	—	—	—	—	1,970
Common stock dividends ($0.29 per share)	—	—	—	—	—	(20,091)	—	(20,091)
Deposits to deferred compensation plan	(131,322)	—	7,321	131,322	(7,321)	—	—	—
Other comprehensive income	—	—	—	—	—	—	106	106
Balance as of March 31, 2021	69,102,008	$693	$1,645,876	270,546	$(14,867)	$2,092	$(77)	$1,633,717
Net income	—	—	—	—	—	17,378	—	17,378
Issuance of common stock, net of issuance costs of $1,228	1,094,656	11	68,382	—	—	—	—	68,393
Forfeiture of common stock related to employee awards	(85)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,677	—	—	—	—	2,677
Common stock dividends ($0.29 per share)	—	—	—	—	—	(20,428)	—	(20,428)
Deposits to deferred compensation plan	(5,181)	—	330	5,181	(330)	—	—	—
Other comprehensive income	—	—	—	—	—	—	77	77
Balance as of June 30, 2021	70,191,398	$704	$1,717,265	275,727	$(15,197)	$(958)	$—	$1,701,814
Net income	—	—	—	—	—	21,360	—	21,360
Issuance of common stock, net of issuance costs of $807	751,539	8	49,169	—	—	—	—	49,177
Issuance of restricted stock	72,586	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,360	—	—	—	—	2,360
Common stock dividends ($0.34 per share)	—	—	—	—	—	(24,239)	—	(24,239)
Balance as of September 30, 2021	71,015,523	$712	$1,768,794	275,727	$(15,197)	$(3,837)	$—	$1,750,472

Nine months ended September 30, 2020:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss
	Number of Shares	Amount						Total
Balance as of December 31, 2019	67,252,787	$673	$1,514,266	—	$—	$2,621	$(437)	$1,517,123
Net income	—	—	—	—	—	12,856	—	12,856
Issuance of common stock, net of issuance costs of $426	562,521	4	29,647	—	—	—	—	29,651
Repurchase of common stock related to employee awards	(4,510)	—	(240)	—	—	—	—	(240)
Issuance of restricted stock	20,501	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,573	—	—	—	—	1,573
Common stock dividends ($0.27 per share)	—	—	—	—	—	(18,314)	—	(18,314)
Deposits to deferred compensation plan	(135,494)	—	7,346	135,494	(7,346)	—	—	—
Other comprehensive income	—	—	—	—	—	—	73	73
Balance as of March 31, 2020	67,695,805	$677	$1,552,592	135,494	$(7,346)	$(2,837)	$(364)	$1,542,722
Net income	—	—	—	—	—	30,704	—	30,704
Issuance of common stock, net of issuance costs of $630	630,490	7	32,068	—	—	—	—	32,075
Forfeiture of common stock related to employee awards	(352)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,197	—	—	—	—	2,197
Common stock dividends ($0.27 per share)	—	—	—	—	—	(18,478)	—	(18,478)
Deposits to deferred compensation plan	(3,730)	—	200	3,730	(200)	—	—	—
Other comprehensive income	—	—	—	—	—	—	46	46
Balance as of June 30, 2020	68,322,213	$684	$1,587,057	139,224	$(7,546)	$9,389	$(318)	$1,589,266
Net income	—	—	—	—	—	22,722	—	22,722
Issuance of common stock, net of issuance costs of $70	8,250	—	424	—	—	—	—	424
Forfeiture of common stock related to employee awards	(4,794)	—	—	—	—	—	—	—
Repurchase of common stock related to employee awards	(149,865)	—	(9,597)	—	—	—	—	(9,597)
Issuance of restricted stock	57,540	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,460	—	—	—	—	1,460
Common stock dividends ($0.29 per share)	—	—	—	—	—	(19,828)	—	(19,828)
Other comprehensive income	—	—	—	—	—	—	50	50
Balance as of September 30, 2020	68,233,344	$684	$1,579,344	139,224	$(7,546)	$12,283	$(268)	$1,584,497

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,995	$66,282
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(5,845)	1,051
Amortization of lease intangibles	(5,117)	(4,054)
Depreciation and amortization	36,980	34,683
Gain on sales of real estate investments	(3,185)	(26,766)
Deferred financing cost amortization	1,035	1,024
Deferred senior secured loan fee amortization	—	(57)
Stock-based compensation	7,007	6,353
Changes in assets and liabilities
Other assets	(1,913)	(3,678)
Accounts payable and other liabilities	14,484	2,530
Net cash provided by operating activities	98,441	77,368
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(325,039)	(46,780)
Proceeds from sales of real estate investments, net	9,596	70,685
Additions to construction in progress	(6,181)	(7,989)
Additions to buildings, improvements and leasing costs	(38,324)	(23,352)
Repayments on senior secured loan	—	15,915
Net cash (used in) provided by investing activities	(359,948)	8,479
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	154,806	55,986
Issuance costs on issuance of common stock	(2,331)	(812)
Repurchase of common stock related to employee awards	(582)	(9,837)
Borrowings on credit facility	45,000	—
Payments on credit facility	(45,000)	—
Borrowings on senior unsecured notes	150,000	—
Payments on mortgage loan payable	(11,271)	(32,960)
Payment of deferred financing costs	(2,860)	—
Dividends paid to common stockholders	(60,389)	(54,949)
Net cash provided by (used in) financing activities	227,373	(42,572)
Net (decrease) increase in cash and cash equivalents and restricted cash	(34,134)	43,275
Cash and cash equivalents and restricted cash at beginning of period	107,836	112,739
Cash and cash equivalents and restricted cash at end of period	$73,702	$156,014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	11,975	12,975
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	16,938	11,472
Non-cash issuance of common stock to the deferred compensation plan	(7,651)	(7,546)
Lease liability arising from recognition of right-of-use asset	424	460
Reconciliation of cash paid for property acquisitions
Acquisition of properties	344,452	47,577
Assumption of other assets and liabilities	(19,413)	(797)
Net cash paid for property acquisitions	$325,039	$46,780

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of September 30, 2021, the Company owned 241 buildings (including three buildings held for sale) aggregating approximately 14.1 million square feet, 31 improved land parcels consisting of approximately 114.7 acres and four properties under redevelopment expected to contain approximately 0.4 million square feet upon completion.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three or nine months ended September 30, 2021 or 2020.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $2.0 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $5.1 million and $4.1 million for the nine months ended September 30, 2021 and 2020, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of September 30, 2021 was 7.2 years. As of September 30, 2021 and December 31, 2020, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	September 30, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$98,238	$(70,266)	$27,972	$85,026	$(64,668)	$20,358
Above-market leases	3,841	(3,756)	85	3,833	(3,697)	136
Below-market leases	(62,778)	25,235	(37,543)	(45,798)	21,190	(24,608)
Total	$39,301	$(48,787)	$(9,486)	$43,061	$(47,175)	$(4,114)
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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Beginning
Cash and cash equivalents at beginning of period	$107,180	$110,082
Restricted cash	656	2,657
Cash and cash equivalents and restricted cash	107,836	112,739
Ending
Cash and cash equivalents at end of period	68,732	155,324
Restricted cash	4,970	690
Cash and cash equivalents and restricted cash	73,702	156,014
Net (decrease) increase in cash and cash equivalents and restricted cash	$(34,134)	$43,275
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

As of September 30, 2021 and December 31, 2020, approximately $42.0 million and $32.5 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $1.2 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of accumulated amortization in the aggregate of approximately $10.3 million and $9.4 million as of September 30, 2021 and December 31, 2020, respectively.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of September 30, 2021 and December 31, 2020, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of September 30, 2021 include years 2017 to 2020 for federal purposes.
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
As of September 30, 2021, the Company owned 63 buildings aggregating approximately 3.6 million square feet and 10 land parcels consisting of approximately 54.1 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 29.1% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of September 30, 2021, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of September 30, 2021.
Note 4. Investments in Real Estate
During the three months ended September 30, 2021, the Company acquired 10 industrial properties with a total initial investment, including acquisition costs, of approximately $176.8 million, of which $127.3 million was recorded to land, $42.1 million to buildings and improvements, and $7.4 million to intangible assets. Additionally, the Company assumed $11.7 million in liabilities.
During the nine months ended September 30, 2021, the Company acquired 20 industrial properties with a total initial investment, including acquisition costs, of approximately $344.5 million, of which $235.0 million was recorded to land, $93.7 million to buildings and improvements, and $15.8 million to intangible assets. Additionally, the Company assumed $19.5 million in liabilities.
The Company recorded revenues and net income for the three months ended September 30, 2021 of approximately $3.7 million and $1.3 million, respectively, and recorded revenues and net income for the nine months ended September 30, 2021 of approximately $6.2 million and $2.3 million, respectively, related to the 2021 acquisitions.
During the three months ended September 30, 2020, the Company acquired one industrial property with a total initial investment, including acquisition costs, of approximately $6.5 million, of which $3.7 million was recorded to land, $2.3 million to buildings and improvements, and $0.5 million to intangible assets. Additionally, the Company assumed $0.1 million in liabilities.
During the nine months ended September 30, 2020, the Company acquired five industrial properties with a total initial investment, including acquisition costs, of approximately $47.6 million, of which $34.8 million was recorded to land, $11.0 million to buildings and improvements, and $1.8 million to intangible assets. Additionally, the Company assumed $0.7 million in liabilities.
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
As of September 30, 2021, the Company had four properties under redevelopment expected to contain approximately 0.4 million square feet upon completion with a total expected investment of approximately $117.8 million, including redevelopment costs, capitalized interest and other costs. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.2 million and $0.4 million during the three months ended September 30, 2021 and 2020, respectively, and approximately $0.3 million and $1.5 million during the nine months ended September 30, 2021 and 2020, respectively.
Note 5. Held for Sale/Disposed Assets
As of September 30, 2021, the Company had entered into an agreement with a third-party purchaser to sell one property located in the New Jersey market for a sales price of approximately $32.7 million (net book value of approximately $18.3 million). The sale of the property is subject to various closing conditions.
During the nine months ended September 30, 2021, the Company sold one property located in the Seattle market for a sales price of approximately $10.3 million, resulting in a gain of approximately $3.2 million.
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
Note 7. Debt

As of September 30, 2021, the Company had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029 and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”).

On August 20, 2021, a subsidiary of the Company entered into a Sixth Amended and Restated Senior Credit Agreement (the “Amended Facility”) which consists of a $250.0 million revolving credit facility that matures in August 2025 (previously October 2022) and a $100.0 million term loan that matures in January 2027 (previously January 2022). Among other things, the Amended Facility extended the maturity date of the revolving credit facility and the $100.0 million term loan. As of both September 30, 2021 and December 31, 2020, there were no borrowings outstanding on the revolving credit facility and $100.0 million of borrowings outstanding on the term loan. As of September 30, 2021, the Company had no interest rate caps. As of December 31, 2020, the Company had one interest rate cap to hedge the variable cash flows associated with $50.0 million of its $100.0 million variable-rate term loan, which expired on May 4, 2021. See “Note 9 - Derivative Financial Instruments” for more information regarding the Company’s interest rate cap.
The aggregate amount of the Amended Facility may be increased to a total of up to $650.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loan, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.00% to 1.45% (1.00% as of September 30, 2021) for the revolving credit facility (previously 1.05% to 1.50%) and 1.15% to 1.65% (1.15% as of September 30, 2021) for the $100.0 million term loan (previously 1.20% to 1.70%), depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of September 30, 2021 and December 31, 2020.
During the nine months ended September 30, 2021, the Company fully repaid its $11.3 million mortgage loan payable. As of December 31, 2020, this mortgage loan payable, net of deferred financing costs, totaled approximately $11.3 million, and bore interest at a weighted average fixed annual rate of 5.5%. The mortgage loan payable was collateralized by one property. As of December 31, 2020, the total gross book value of the property securing the debt was approximately $32.7 million. As of September 30, 2021, the Company did not have any encumbered properties.
The scheduled principal payments of the Company’s debt as of September 30, 2021 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2021 (3 months)	$—	$—	$—	$—
2022	—	—	50,000	50,000
2023	—	—	—	—
2024	—	—	100,000	100,000
2025	—	—	—	—
Thereafter	—	100,000	350,000	450,000
Total debt	—	100,000	500,000	600,000
Deferred financing costs, net	—	(530)	(2,847)	(3,377)
Total debt, net	$—	$99,470	$497,153	$596,623
Weighted average interest rate	n/a	1.3%	3.4%	3.1%

Note 8. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of September 30, 2021. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2021 (3 months)	$41,954
2022	166,074
2023	147,806
2024	126,887
2025	104,747
Thereafter	89,427
Total	$676,895
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

The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$—	$—	$—	$—
Amount of gain reclassified from AOCI into interest expense (effective portion)	$—	$50	$183	$169
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
Financial Instruments Disclosed at Fair Value
As of September 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s mortgage loan payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.
The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
September 30, 2021	$623,267	$—	$623,267	$—	$596,623
December 31, 2020	$481,809	$—	$481,809	$—	$459,118
Note 11. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million ($223.2 million remaining as of September 30, 2021) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $300 Million ATM Program, the Company had a previous at-the-market equity offering program (the “Previous $300 Million ATM Program”), which was substantially utilized as of June 10, 2021 and is no longer active. Actual sales under the $300 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three and nine months ended September 30, 2021, the Company issued an aggregate of 751,539 and 2,542,357 shares, respectively, of common stock at a weighted average offering price of $66.51 and $63.22 per share, respectively, under the Previous $300 Million ATM Program and the $300 Million ATM Program, resulting in net proceeds of approximately $49.3 million and $158.4 million, respectively, and paying total compensation to the applicable sales agents of approximately $0.7 million and $2.3 million, respectively.

During the three and nine months ended September 30, 2020, the Company issued an aggregate of 8,250 and 1,054,577 shares, respectively, of common stock at a weighted average offering price of $59.92 and $53.09 per share, respectively, under the Previous $300 Million ATM Program, resulting in net proceeds of approximately $0.5 million and $55.2 million, respectively, and paying total compensation to the applicable sales agents of approximately $7,000 and $0.8 million, respectively.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2022. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2021, the Company had not repurchased any shares of stock pursuant to its share repurchase program.
In connection with the Annual Meeting of Stockholders on May 4, 2021, the Company granted a total of 10,362 shares of the Company's common unrestricted stock to its independent directors under the 2019 Plan with a grant date fair value per share of $63.70. The grant date fair value of the common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0 and $0.7 million, respectively, in compensation costs for the three and nine months ended September 30, 2021 related to this issuance.
The Company has a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During both the three months ended September 30, 2021 and 2020, no shares of common stock were deposited into the Deferred Compensation Plan and during the nine months ended September 30, 2021 and 2020, 136,503 and 139,224 shares of common stock, respectively, were deposited into the Deferred Compensation Plan.
As of September 30, 2021, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 1,001,573 were remaining available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to September 30, 2021 ranged from $14.20 to $68.20. The fair value of the restricted stock that was granted during the nine months ended September 30, 2021 was approximately $6.5 million and the vesting period for the restricted stock is typically between one and five years. As of September 30, 2021, the Company had approximately $11.9 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.3 years. The Company recognized compensation costs of approximately $1.0 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $2.4 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the nine months ended September 30, 2021:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2020	203,729	$50.19
Granted	98,240	65.87
Forfeited	(85)	59.29
Vested	(13,336)	43.04
Non-vested shares outstanding as of September 30, 2021	288,548	$55.86
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of September 30, 2021:

Non-vested Shares Vesting Schedule	Number of Shares
2021 (3 months)	—
2022	42,092
2023	45,770
2024	91,824
2025	57,540
Thereafter	51,322
Total Non-vested Shares	288,548
Long-Term Incentive Plan:
As of September 30, 2021, there are three open performance measurement periods for the Performance Share awards: January 1, 2019 to December 31, 2021, January 1, 2020 to December 31, 2022, and January 1, 2021 to December 31, 2023. During the nine months ended September 30, 2021, the Company issued 131,322 shares of common stock at a price of $55.75 per share related to the Performance Share awards for the performance period from January 1, 2018 to December 31, 2020. The expense related to the open Performance Share awards granted prior to January 1, 2019 varies quarter to quarter based on the Company’s relative share price performance.
The following table summarizes certain information with respect to the Performance Share awards granted prior to January 1, 2019 (dollars in thousands):

Fair Value Performance Share Period	Fair Value September 30, 2021	Accrual September 30, 2021	Expense for the Three Months Ended September 30,		Expense for the Nine Months Ended September 30,
			2021	2020	2021	2020
January 1, 2018 - December 31, 2020	$—	$—	$—	$398	$—	$1,123
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

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant	Expense for the Three Months Ended September 30,		Expense for the Nine Months Ended September 30,
		2021	2020	2021	2020
January 1, 2019 - December 31, 2021	$4,829	$402	$402	$1,207	$1,206
January 1, 2020 - December 31, 2022	5,572	465	464	1,394	1,394
January 1, 2021 - December 31, 2023	5,469	455	—	1,366	—
Total	$15,870	$1,322	$866	$3,967	$2,600
Dividends:
The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2021:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2021	Common stock	$0.29	February 9, 2021	March 26, 2021	April 9, 2021
June 30, 2021	Common stock	$0.29	May 4, 2021	June 30, 2021	July 14, 2021
September 30, 2021	Common stock	$0.34	August 3, 2021	October 1, 2021	October 15, 2021

Note 12. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for both the three and nine months ended September 30, 2021 and 2020.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 262,512 and 291,893 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2021 and 2020, respectively, and 230,280 and 387,990 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2021 and 2020, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 236,076 and 227,695 for the three and nine months ended September 30, 2021, respectively, and 259,854 for both the three and nine months ended September 30, 2020.
Note 13. Commitments and Contingencies
Contractual Commitments. As of November 2, 2021, the Company has outstanding contracts with third-party sellers to acquire five industrial properties for a total purchase price of $94.2 million. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to due diligence and various closing conditions.

As of November 2, 2021, the Company has executed four non-binding letters of intent with third-party sellers to acquire four industrial properties for a total anticipated purchase price of approximately $175.3 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.
Note 14. Subsequent Events
On October 1, 2021, the Company acquired one industrial property in Woodinville, Washington, for a total purchase price of approximately $23.6 million. The property was acquired from an unrelated third party using existing cash on hand.
On October 12, 2021, the Company acquired one industrial property in Brooklyn, New York, for a total purchase price of approximately $4.5 million. The property was acquired from an unrelated third party using existing cash on hand.
On October 12, 2021, the Company sold one industrial property in East Hanover, New Jersey, for a total sales price of approximately $32.7 million (net book value of approximately $18.3 million).
On October 14, 2021, the Company acquired one industrial property in Gardena, California, for a total purchase price of approximately $8.8 million. The property was acquired from an unrelated third party using existing cash on hand.
On October 20, 2021, the Company acquired one industrial property in Elizabeth, New Jersey, for a total purchase price of approximately $44.0 million. The property was acquired from an unrelated third party using existing cash on hand and proceeds from the Company’s revolving credit facility.
On October 29, 2021, the Company acquired one industrial property in San Jose, California, for a total purchase price of approximately $23.0 million. The property was acquired from an unrelated third party using existing cash on hand.
On October 29, 2021, the Company acquired one industrial property in Alexandria, Virginia, for a total purchase price of approximately $9.0 million. The property was acquired from an unrelated third party using existing cash on hand.
On October 28, 2021, the Company issued $125.0 million of senior guaranteed notes (the “2.38% Notes”) in a private placement pursuant to a note purchase agreement entered into on August 17, 2021 with certain institutional investors. The 2.38% Notes bear interest of 2.38% and mature in August 2030. The 2.38% Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The 2.38% Notes are not secured by the Company's properties or by interests in the subsidiaries that hold such properties. The 2.38% Notes include a series of financial and other covenants with which the Company must comply.
On November 2, 2021, the Company’s board of directors declared a cash dividend in the amount of $0.34 per share of its common stock payable on January 5, 2022 to the stockholders of record as of the close of business on December 15, 2021.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 10, 2021, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which was filed with the Securities and Exchange Commission on May 5, 2021, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, which was filed with the Securities and Exchange Commission on August 4, 2021, in this Quarterly Report on Form 10-Q and in our other public filings, which you should interpret as being heightened as a result of the numerous and ongoing adverse impacts of COVID-19;
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

Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 80.5% of our annualized base rent as of September 30, 2021), flex buildings (including light industrial and research and development, or R&D, approximately 4.9%), transshipment (approximately 6.0%), and improved land parcels (approximately 8.6%). We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of September 30, 2021, we owned a total of 241 buildings (including three buildings held for sale) aggregating approximately 14.1 million square feet, 31 improved land parcels consisting of approximately 114.7 acres and four properties under redevelopment expected to contain approximately 0.4 million square feet upon completion. As of September 30, 2021, the buildings and improved land parcels were approximately 98.0% and 96.1% leased, respectively, to 548 customers, the largest of which accounted for approximately 5.2% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of September 30, 2021:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	212	$137,531	80.5%
Flex	12	8,423	4.9%
Transshipment	17	10,322	6.0%
Improved land	31	14,702	8.6%
Total	272	$170,978	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2021, multiplied by 12.

The following table summarizes by market our investments in real estate as of September 30, 2021:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	49	63	46	36	29	18	241
Rentable Square Feet	2,678,531	3,570,180	2,196,337	2,309,059	1,808,591	1,534,625	14,097,323
% of Total	19.0%	25.3%	15.6%	16.4%	12.8%	10.9%	100.0%
Occupancy % as of September 30, 2021	98.3%	98.5%	96.5%	99.7%	95.4%	99.0%	98.0%
Annualized Base Rent (in thousands) [1]	$26,823	$43,366	$29,006	$23,668	$15,820	$17,592	$156,275
% of Total	17.2%	27.7%	18.6%	15.1%	10.1%	11.3%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$10.18	$12.34	$13.68	$10.28	$9.17	$11.58	$11.31
Weighted Average Remaining Lease Term (Years) [2]	6.2	4.8	3.3	3.8	4.7	3.2	4.5

Investments in Improved Land
Number of Land Parcels	8	10	3	7	2	1	31
Acres	16.4	54.1	7.1	20.5	3.2	13.4	114.7
% of Total	14.3%	47.1%	6.2%	17.9%	2.8%	11.7%	100.0%
Occupancy % as of September 30, 2021	88.0%	95.4%	100.0%	100.0%	100.0%	100.0%	96.1%
Annualized Base Rent (in thousands) [1]	$3,334	$6,369	$1,405	$2,305	$422	$868	$14,703
% of Total	22.7%	43.2%	9.6%	15.7%	2.9%	5.9%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$5.30	$2.91	$4.56	$2.73	$3.07	$1.49	$3.11
Weighted Average Remaining Lease Term (Years) [2]	3.8	6.2	3.6	3.3	2.8	8.3	5.3

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$30,157	$49,735	$30,411	$25,973	$16,242	$18,460	$170,978
% of Total Annualized Base Rent [1]	17.6%	29.1%	17.8%	15.2%	9.5%	10.8%	100.0%
Gross Book Value (in thousands) [3]	$503,384	$718,269	$428,832	$482,947	$264,199	$218,046	$2,615,677
% of Total Gross Book Value	19.2%	27.5%	16.4%	18.5%	10.1%	8.3%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2021, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of September 30, 2021, weighted by the respective square footage.
3Includes four properties under redevelopment expected to contain approximately 0.4 million square feet upon completion, as discussed below and one property held for sale with a gross book value of approximately $23.6 million).
As of September 30, 2021, we owned four properties under redevelopment expected to contain approximately 0.4 million square feet upon completion with a total expected investment of approximately $117.8 million, including redevelopment costs, capitalized interest and other costs.

The following table summarizes our capital expenditures incurred during the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Building improvements	$9,320	$4,507	$21,014	$12,101
Tenant improvements	3,538	677	6,958	1,705
Leasing commissions	4,495	5,284	12,222	9,710
Redevelopment, renovation and expansion	4,052	3,184	9,935	6,761
Total capital expenditures [1]	$21,405	$13,652	$50,129	$30,277
1Includes approximately $14.2 million and $6.5 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $28.0 million and $15.4 million for the nine months ended September 30, 2021 and 2020, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 15 and 13 properties for the three months ended September 30, 2021 and 2020, respectively, and at 17 and 14 properties for the nine months ended September 30, 2021 and 2020, respectively.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 95.2% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an on-going basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of September 30, 2021 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent
1	Amazon.com [2]	6	471,880	3.3%	$8,898	5.2%
2	FedEx Corporation [3]	7	300,779	2.1%	5,236	3.1%
3	Danaher	3	171,707	1.2%	3,844	2.2%
4	United States Government	8	300,732	2.1%	3,757	2.2%
5	District of Columbia	7	234,071	1.7%	3,332	1.9%
6	DirectBuy Home Improvement	1	230,891	1.6%	2,011	1.2%
7	Costco-Innovel Solutions LLC	1	219,910	1.6%	1,870	1.1%
8	Port Kearny Security, Inc. [4]	1	—	—%	1,800	1.1%
9	XPO Logistics	2	180,717	1.3%	1,764	1.0%
10	L3 Harris Technologies, Inc.	1	147,898	1.0%	1,700	1.0%
11	O'Neill Logistics	2	237,692	1.7%	1,606	0.9%
12	Bar Logistics	1	203,263	1.4%	1,546	0.9%
13	Topaz Lighting Corp.	1	190,000	1.3%	1,507	0.9%
14	Envogue International	1	192,000	1.4%	1,454	0.9%
15	YRC	2	61,252	0.4%	1,441	0.8%
16	United States Postal Service	2	53,000	0.4%	1,438	0.8%
17	Lilac Solutions Inc.	1	92,884	0.7%	1,378	0.8%
18	Saia Motor Freight Line LLC	1	52,086	0.4%	1,315	0.8%
19	Northrop Grumman Systems Corporation	1	103,200	0.7%	1,300	0.8%
20	Premium Transportation Services, Inc.	1	40,000	0.4%	1,295	0.8%
	Total	50	3,483,962	24.7%	$48,492	28.4%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2021, multiplied by 12.
2Includes two improved land parcels consisting of approximately 6.2 acres.
3Includes two improved land parcels consisting of approximately 7.7 acres.
4Includes an improved land parcel consisting of approximately 16.9 acres.

The following table summarizes the anticipated lease expirations for leases in place as of September 30, 2021, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2,3]	% of Total Annualized Base Rent
2021 (3 months) [1]	554,023	3.9%	4,114	2.1%
2022	1,834,622	13.0%	19,620	10.1%
2023	1,993,796	14.1%	26,725	13.7%
2024	1,783,109	12.6%	24,547	12.6%
2025	1,608,763	11.4%	25,538	13.1%
Thereafter	6,042,046	43.0%	94,488	48.4%
Total	13,816,359	98.0%	195,032	100.0%
1Includes leases that expire on or after September 30, 2021 and month-to-month leases totaling approximately 44,699 square feet.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of September 30, 2021, multiplied by 12.
3Includes annualized base rent related to 31 improved land parcels totaling approximately 114.7 acres.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of September 30, 2021, leases representing approximately 12.2% of the total annualized base rent of our portfolio are scheduled to expire through December 31, 2022. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2021 expirations will be above the rates currently being paid for the same space. Rent changes on new and renewed leases totaling approximately 0.8 million square feet commencing during the three months ended September 30, 2021 were approximately 34.9% higher as compared to the previous rental rates for that same space, and rent changes on new and renewed leases totaling approximately 1.9 million square feet commencing during the nine months ended September 30, 2021 were approximately 26.8% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio of 57.5% and 67.4%, respectively, for the three and nine months ended September 30, 2021. We define tenant retention ratio as the square footage of all leases commenced during the period that are rented by existing tenants divided by the square footage of all expiring leases during the reporting period. The square footage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.
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
Recent Developments
Acquisition Activity
During the three months ended September 30, 2021, we acquired 10 industrial properties for a total purchase price of approximately $167.0 million. The properties were acquired from unrelated third parties using existing cash on hand and net proceeds from the issuance of common stock. The following table sets forth the industrial properties we acquired during the three months ended September 30, 2021:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]	Acreage
Countyline #26	Hialeah, Florida	July 14, 2021	1	220,942	$39,409	3.7%	—
13020 & 13030 Cerise	Hawthorne, California	July 14, 2021	2	21,846	8,075	5.4%	—
1150 & 1250 W. Trenton Ave	Orange, California	July 30, 2021	2	34,224	9,335	3.6%	—
MLK 9801	Seattle, Washington	August 11, 2021	—	—	11,900	2.4%	3.1
MLK 9845	Seattle, Washington	August 11, 2021	—	—	15,750	3.4%	3.4
MLK 9600	Seattle, Washington	August 11, 2021	—	—	22,350	4.9%	5.2
Foley Street	Hayward, California	August 26, 2021	2	40,504	8,250	4.9%	—
Paterson Plank III	Carlstadt, New Jersey	August 27, 2021	—	—	17,850	4.5%	4.9
97 Third Street	Kearny, New Jersey	September 27, 2021	—	—	26,250	3.1%	5.4
13025 Cerise	Hawthorne, California	September 30, 2021	1	21,000	7,875	2.9%	—
Total/Weighted Average			8	338,516	$167,044	3.8%	22.0
1Excludes intangible liabilities and mortgage premiums, if any. The total aggregate initial investment was approximately $176.8 million, including $3.9 million in capitalized closing costs and acquisition costs and $10.8 million in assumed intangible liabilities and $4.9 million in other credits related to near term capital expenditures at the Countyline #26 property.
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
Redevelopment Activity
As of September 30, 2021, we have four properties under redevelopment expected to contain approximately 0.4 million square feet upon completion with a total expected investment of approximately $117.8 million, including redevelopment costs, capitalized interest and other costs as follows:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Post-Development Square Feet	Estimated Completion Quarter	% Pre-leased September 30, 2021
Sodo Row - North & South	$66,609	$63,145	$3,464	5.0%	234,308	Q4 2021	64.8%
Americas Gateway 5	7,429	5,673	1,756	5.5%	51,800	Q4 2022	—%
73rd Street	20,136	12,493	7,643	5.1%	129,000	Q4 2022	—%
Paterson Plank III	23,643	18,638	5,005	4.5%	N/A	Q4 2022	—%
Total/Weighted Average	$117,817	$99,949	$17,868	4.9%	415,108		36.5%
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
Disposition Activity
During the nine months ended September 30, 2021, we sold one property located in the Seattle, Washington market for a sales price of approximately $10.3 million, resulting in a gain of approximately $3.2 million.
The following summarizes the condensed results of operations of the properties sold during the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Rental revenues	$50	$21	$279	$153
Tenant expense reimbursements	31	10	76	34
Property operating expenses	(23)	(21)	(91)	(72)
Depreciation and amortization	(17)	(41)	(120)	(119)
Income from operations	$41	$(31)	$144	$(4)

ATM Program
We have an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million ($223.2 million remaining as of September 30, 2021) in amounts and at times as we determine from time to time. Prior to the implementation of the $300 Million ATM Program, we had a previous at-the-market equity program (the “Previous $300.0 million ATM Program”), which was substantially utilized as of June 10, 2021 and which is no longer active. We intend to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions, redevelopments and repayment of indebtedness, including borrowings under our revolving credit facility. During the three and nine months ended September 30, 2021, we issued an aggregate of 751,539 and 2,542,357 shares, respectively, of common stock at a weighted average offering price of $66.51 and $63.22 per share, respectively, under the Previous $300 Million ATM and the $300 Million ATM Program, resulting in net proceeds of approximately $49.3 million and $158.4 million, respectively, and paying total compensation to the applicable sales agents of approximately $0.7 million and $2.3 million, respectively.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2022. Purchases made pursuant to this program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2021, we had not repurchased any shares of stock pursuant to our share repurchase program.
Senior Unsecured Notes
On July 15, 2021, we issued in a private placement (i) $100.0 million of senior guaranteed green notes (the “Series A Notes”) and (ii) $50.0 million of senior guaranteed notes (the “Series B Notes”). The Series A Notes bear interest at a fixed annual interest rate of 2.41% and mature in July 2028, and the Series B Notes bear interest at a fixed annual interest rate of 2.84% and mature in July 2031. On October 28, 2021, we issued $125.0 million of senior guaranteed notes (the “2.38% Notes”) in a private placement pursuant to a note purchase agreement entered into on August 17, 2021 with certain institutional investors. The 2.38% Notes bear interest at a fixed rate of 2.38% and mature in August 2030. The 2.38% Notes and, together with the Series A Notes and the Series B Notes, the “Notes”, are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Notes include a series of financial and other covenants with which we must comply.
Dividend and Distribution Activity
On November 2, 2021, our board of directors declared a cash dividend in the amount of $0.34 per share of our common stock payable on January 5, 2022 to the stockholders of record as of the close of business on December 15, 2021.
Contractual Commitments
As of November 2, 2021, we have outstanding contracts with third-party sellers to acquire five industrial properties for a total aggregate purchase price of $94.2 million, as described under the heading “Contractual Obligations” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 95.2% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
Our primary cash expenses consist of our property operating expenses, which include: real estate taxes, repairs and maintenance, management expenses, insurance, utilities, general and administrative expenses, which include compensation costs, office expenses, professional fees and other administrative expenses, acquisition costs, which include third-party costs paid to brokers and consultants, and interest expense, primarily on our mortgage loan, revolving credit facility, term loans and senior unsecured notes.
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions at various times during the course of such periods. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition.
The analysis of our results below for the three and nine months ended September 30, 2021 and 2020 includes the changes attributable to same store properties. The same store pool for the comparison of the three and nine months ended September 30, 2021 and 2020 includes all properties that were owned and in operation as of September 30, 2021 and since January 1, 2020 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of September 30, 2021. As of September 30, 2021, the same store pool consisted of 209 buildings aggregating approximately 12.5 million square feet representing approximately 88.6% of our total square feet owned and 19 improved land parcels consisting of 79.6 acres. As of September 30, 2021, the non-same store properties, which we acquired, redeveloped, or sold during 2020 and 2021 or were held for sale (if any) or in redevelopment as of September 30, 2021, consisted of 32 buildings (including three buildings held for sale) aggregating approximately 1.6 million square feet, 12 improved land parcels containing approximately 35.1 acres and four properties under redevelopment expected to contain approximately 0.4 million square feet upon completion. As of September 30, 2021 and 2020, our consolidated same store pool occupancy was approximately 98.7% and 98.3%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020:

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$38,992	$35,238	$3,754	10.7%
Non-same store operating properties [2]	6,651	1,826	4,825	264.2%
Total rental revenues	45,643	37,064	8,579	23.1%
Tenant expense reimbursements [1]
Same store	10,413	9,766	647	6.6%
Non-same store operating properties [2]	1,213	317	896	282.6%
Total tenant expense reimbursements	11,626	10,083	1,543	15.3%
Total revenues	57,269	47,147	10,122	21.5%
Property operating expenses
Same store	12,213	11,659	554	4.8%
Non-same store operating properties [2]	1,987	569	1,418	249.2%
Total property operating expenses	14,200	12,228	1,972	16.1%
Net operating income [3]
Same store	37,192	33,345	3,847	11.5%
Non-same store operating properties [2]	5,877	1,574	4,303	273.4%
Total net operating income	$43,069	$34,919	$8,150	23.3%
Other costs and expenses
Depreciation and amortization	13,636	12,124	1,512	12.5%
General and administrative	6,800	5,130	1,670	32.6%
Acquisition costs	—	123	(123)	(100.0)%
Total other costs and expenses	20,436	17,377	3,059	17.6%
Other income (expense)
Interest and other income	228	51	177	347.1%
Interest expense, including amortization	(4,686)	(3,887)	(799)	20.6%
Gain on sales of real estate investments	3,185	9,016	(5,831)	(64.7)%
Total other income (expense)	(1,273)	5,180	(6,453)	n/a
Net income	$21,360	$22,722	$(1,362)	(6.0)%
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
2Includes 2021 and 2020 acquisitions and dispositions, twelve improved land parcels, one property held for sale with a gross book value of $23.6 million and four properties under redevelopment as of September 30, 2021.
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

Revenues. Total revenues increased approximately $10.1 million for the three months ended September 30, 2021 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases, property acquisitions during 2021 and 2020 and an increase in occupancy rate. Cash rents on new and renewed leases totaling approximately 0.8 million square feet commencing during the three months ended September 30, 2021 increased approximately 34.9% compared to the previous rental rates for that same space. For the three months ended September 30, 2021 and 2020, approximately $1.5 million and $1.1 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.
Property operating expenses. Total property operating expenses increased approximately $2.0 million during the three months ended September 30, 2021 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.4 million attributable to property acquisitions during 2021 and 2020 as well as increases in real estate taxes related to annual rate increases at certain of our properties.
Depreciation and amortization. Depreciation and amortization increased approximately $1.5 million during the three months ended September 30, 2021 compared to the same period from the prior year primarily due to property acquisitions during 2021 and 2020.
General and administrative expenses. General and administrative expenses increased approximately $1.7 million primarily due to increased restricted stock amortization and other compensation expenses due to an increase in the number of employees for the three months ended September 30, 2021 compared to the same period from the prior year.
Interest and other income. Interest and other income remained consistent for the three months ended September 30, 2021 compared to the same period from the prior year.
Interest expense, including amortization. Interest expense increased approximately $0.8 million for the three months ended September 30, 2021 compared to the same period from the prior year primarily due to the issuance of approximately $150.0 million of senior unsecured notes on July 15, 2021 and reduced capitalized interest of approximately $0.3 million, partially offset by the repayment of a mortgage loan payable in the amount of approximately $11.3 million.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $5.8 million for the three months ended September 30, 2021 compared to the same period from the prior year. We recognized a gain of approximately $3.2 million from the sale of one property during the three months ended September 30, 2021, as compared to a recognized gain of approximately $9.0 million from the sale of one property in the same period from the prior year.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020:

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$113,667	$102,639	$11,028	10.7%
Non-same store operating properties [2]	14,220	6,166	8,054	130.6%
Total rental revenues	127,887	108,805	19,082	17.5%
Tenant expense reimbursements [1]
Same store	30,422	27,914	2,508	9.0%
Non-same store operating properties [2]	2,946	1,286	1,660	129.1%
Total tenant expense reimbursements	33,368	29,200	4,168	14.3%
Total revenues	161,255	138,005	23,250	16.8%
Property operating expenses
Same store	36,179	33,962	2,217	6.5%
Non-same store operating properties [2]	4,704	2,108	2,596	123.1%
Total property operating expenses	40,883	36,070	4,813	13.3%
Net operating income [3]
Same store	107,910	96,591	11,319	11.7%
Non-same store operating properties [2]	12,462	5,344	7,118	133.2%
Total net operating income	$120,372	$101,935	$18,437	18.1%
Other costs and expenses
Depreciation and amortization	36,980	34,683	2,297	6.6%
General and administrative	19,248	16,553	2,695	16.3%
Acquisition costs	172	186	(14)	(7.5)%
Total other costs and expenses	56,400	51,422	4,978	9.7%
Other income (expense)
Interest and other income	685	805	(120)	(14.9)%
Interest expense, including amortization	(12,847)	(11,802)	(1,045)	8.9%
Gain on sales of real estate investments	3,185	26,766	(23,581)	(88.1)%
Total other income (expense)	(8,977)	15,769	(24,746)	n/a
Net income	$54,995	$66,282	$(11,287)	(17.0)%
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
2Includes 2020 and 2021 acquisitions and dispositions, twelve improved land parcels, one property held for sale with a gross book value of $23.6 million and four properties under redevelopment as of September 30, 2021.
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

Revenues. Total revenues increased approximately $23.3 million for the nine months ended September 30, 2021 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases, property acquisitions during 2021 and 2020 and an increase in occupancy rate. Cash rents on new and renewed leases totaling approximately 1.9 million square feet commencing during the nine months ended September 30, 2021 increased approximately 26.8% compared to the same period from the prior year. For the nine months ended September 30, 2021 and 2020, approximately $3.7 million and $3.0 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.
Property operating expenses. Total property operating expenses increased approximately $4.8 million during the nine months ended September 30, 2021 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $2.6 million attributable to property acquisitions during 2021 and 2020 as well as increases in real estate taxes related to annual rate increases at certain of our properties.
Depreciation and amortization. Depreciation and amortization increased approximately $2.3 million during the nine months ended September 30, 2021 compared to the same period from the prior year primarily due to property acquisitions during 2020 and 2021.
General and administrative expenses. General and administrative expenses increased approximately $2.7 million for the nine months ended September 30, 2021 primarily due to increased restricted stock amortization and other compensation expenses due to an increase in the number of employees compared to the same period from the prior year.
Interest and other income. Interest and other income decreased approximately $0.1 million for the nine months ended September 30, 2021 compared to the same period from the prior year primarily due to the pay down of our outstanding senior secured loan balance.
Interest expense, including amortization. Interest expense increased approximately $1.0 million for the nine months ended September 30, 2021 compared to the same period from the prior year. This increase is primarily due to the issuance of approximately $150.0 million of senior unsecured notes on July 15, 2021 and reduced capitalized interest of approximately $1.2 million, partially offset by the repayment of a $32.7 million mortgage loan in 2020 and a $11.3 million mortgage loan in 2021.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $23.6 million for the nine months ended September 30, 2021 compared to the same period from the prior year. We sold one property during the nine months ended September 30, 2021 and sold four properties in the same period from the prior year.

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
The following sets forth certain information regarding our current at-the-market common stock offering program as of September 30, 2021:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$300 Million ATM Program	June 11, 2021	$300,000	$223,190
The table below sets forth the activity under our at-the-market common stock offering programs during the three and nine months ended September 30, 2021 and 2020, respectively (in thousands, except share and price per share data):

For the Three Months Ended September 30,	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
September 30, 2021	751,539	$66.51	$49,259	$725
September 30, 2020	8,250	$59.92	$487	$7

For the Nine Months Ended September 30,	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
September 30, 2021	2,542,357	$63.22	$158,396	$2,331
September 30, 2020	1,054,577	$53.09	$55,175	$812

On July 15, 2021, we issued in a private placement (i) $100.0 million of senior guaranteed green notes (the “Series A Notes”) and (ii) $50.0 million of senior guaranteed notes (the “Series B Notes”). The Series A Notes bear interest at a fixed annual interest rate of 2.41% and mature in July 2028, and the Series B Notes bear interest at a fixed annual interest rate of 2.84% and mature in July 2031. On October 28, 2021, we issued $125.0 million of senior guaranteed notes (the “2.38% Notes”) in a private placement pursuant to a note purchase agreement entered into on August 17, 2021 with certain institutional investors. The 2.38% Notes bear interest at a fixed rate of 2.38% and mature in August 2030. The 2.38% Notes and, together with the Series A Notes and the Series B Notes, the “Notes”, are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Notes include a series of financial and other covenants with which we must comply.
As of September 30, 2021, we had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029 and $50.0 million of senior unsecured notes that mature in July 2031, (collectively, and with the 2.38% Notes, the “Senior Unsecured Notes”).
On August 20, 2021, our subsidiary entered into a Sixth Amended and Restated Senior Credit Agreement (the “Amended Facility”) which consists of a $250.0 million revolving credit facility that matures in August 2025 (previously October 2022) and a $100.0 million term loan that matures in January 2027 (previously January 2022). Among other things, the Amended Facility extended the maturity date of the revolving credit facility and the $100.0 million term loan. As of both September 30, 2021 and December 31, 2020, there were no borrowings outstanding on our revolving credit facility and $100.0 million of borrowings outstanding on our term loan.
The aggregate amount of the Amended Facility may be increased to a total of up to $650.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loan is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.00% to 1.45% (1.00% as of September 30, 2021) for the revolving credit facility (previously 1.05% to 1.50%) and 1.15% to 1.65% (1.15% as of September 30, 2021) for the $100.0 million term loan (previously 1.20% to 1.70%), depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of September 30, 2021 and December 31, 2020.
As of September 30, 2021 and December 31, 2020, we had an outstanding mortgage loan payable, net of deferred financing costs, of approximately $0 and $11.3 million, respectively, and held cash and cash equivalents totaling approximately $68.7 million and $107.2 million, respectively. The mortgage loan payable was fully repaid in January 2021.
The following tables summarize our debt maturities and principal payments and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the nine months ended September 30, 2021 and 2020 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2021 (3 months)	$—	$—	$—	$—
2022	—	—	50,000	50,000
2023	—	—	—	—
2024	—	—	100,000	100,000
2025	—	—	—	—
Thereafter	—	100,000	350,000	450,000
Total Debt	—	100,000	500,000	600,000
Deferred financing costs, net	—	(530)	(2,847)	(3,377)
Total Debt, net	$—	$99,470	$497,153	$596,623
Weighted average interest rate	n/a	1.3%	3.4%	3.1%

	As of September 30, 2021		As of September 30, 2020
Total Debt, net	$596,623		$459,083
Equity
Common Stock
Shares Outstanding [1]	71,291,250		68,372,568
Market Price [2]	$63.23		$54.76
Total Equity	4,507,746		3,744,082
Total Market Capitalization	$5,104,369		$4,203,165
Total Debt-to-Total Investments in Properties [3]	22.8%		21.1%
Total Debt-to-Total Market Capitalization [4]	11.7%		10.9%
Floating Rate Debt as a % of Total Debt [5]	16.7%		21.7%
Unhedged Floating Rate Debt as a % of Total Debt [6]	16.7%		10.9%
Mortgage Loans Payable as a % of Total Debt [7]	—%		2.5%
Mortgage Loans Payable as a % of Total Investments in Properties [8]	—%		0.5%
Adjusted EBITDA [9]	$108,816		$92,540
Interest Coverage [10]	8.5	x	7.8	x
Fixed Charge Coverage [11]	8.3	x	7.0	x
Total Debt-to-Adjusted EBITDA [12]	3.8	x	3.6	x
Weighted Average Maturity of Total Debt (years)	5.6		4.7

1Includes 288,548 and 203,729 shares of unvested restricted stock outstanding as of September 30, 2021 and 2020, respectively. Also includes 275,727 and 139,224 shares held in the Deferred Compensation Plan as of September 30, 2021 and 2020, respectively.
2Closing price of our shares of common stock on the New York Stock Exchange on September 30, 2021 and 2020, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties including one property held for sale with a gross book value of $23.6 million.
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
8Mortgage loans payable as a percentage of total investments in properties is calculated as mortgage loans payable, including premiums and net of deferred financing costs, divided by total investments in properties, including one property held for sale with a gross book value of $23.6 million.
9Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the nine months ended September 30, 2021 and 2020, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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
The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2021:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2021	Common stock	$0.29	February 9, 2021	March 26, 2021	April 9, 2021
June 30, 2021	Common stock	$0.29	May 4, 2021	June 30, 2021	July 14, 2021
September 30, 2021	Common stock	$0.34	August 3, 2021	October 1, 2021	October 15, 2021

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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $98.4 million for the nine months ended September 30, 2021 compared to approximately $77.4 million for the nine months ended September 30, 2020. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2020 and 2021 and same store properties, as we acquired 20 properties during nine months ended September 30, 2021 compared to five properties acquired in the same period from the prior year.
Cash From Investing Activities. Net cash used in investing activities was approximately $359.9 million and net cash provided by investing activities was $8.5 million for the nine months ended September 30, 2021 and 2020, respectively, which consisted primarily of cash paid for property acquisitions of approximately $325.0 million and $46.8 million, respectively, additions to capital improvements of approximately $44.5 million and $31.3 million, respectively, partially offset by net cash received for the senior secured loan of $0 and $15.9 million, respectively, and net proceeds from sales of real estate investments of approximately $9.6 million and $70.7 million, respectively.

Cash From Financing Activities. Net cash provided by financing activities was approximately $227.4 million for the nine months ended September 30, 2021, which consisted primarily of approximately $152.5 million in net common stock issuance proceeds and borrowings of $150.0 million in connection with our issuance of senior unsecured notes partially offset by approximately $60.4 million in equity dividend payments and approximately $11.3 million in mortgage loan payments. Net cash used in financing activities was approximately $42.6 million for the nine months ended September 30, 2020, which consisted primarily of approximately $55.2 million in net common stock issuance proceeds, partially offset by approximately $54.9 million in equity dividend payments and approximately $33.0 million in mortgage loan payments.
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
Contractual Obligations
As of November 2, 2021, we have five outstanding contracts with third-party sellers to acquire five industrial properties for a total aggregate purchase price of $94.2 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes our contractual obligations due by period as of September 30, 2021 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$50,000	$100,000	$50,000	$400,000	$600,000
Debt interest payments	17,155	30,080	22,580	26,398	96,213
Operating lease commitments	411	134	—	—	545
Purchase obligations [1]	94,211	—	—	—	94,211
Total	$161,777	$130,214	$72,580	$426,398	$790,969
1As of November 2, 2021

As of November 2, 2021, we executed four non-binding letters of intent with third-party sellers to acquire four industrial properties for a total anticipated purchase price of approximately $175.3 million. In the normal course of its business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.

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
The following table reflects the calculation of FFO reconciled from net income for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands except per share data):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net income	$21,360	$22,722	$(1,362)	(6.0)%	$54,995	$66,282	$(11,287)	(17.0)%
Gain on sales of real estate investments	(3,185)	(9,016)	5,831	(64.7)%	(3,185)	(26,766)	23,581	(88.1)%
Depreciation and amortization	13,636	12,124	1,512	12.5%	36,980	34,683	2,297	6.6%
Non-real estate depreciation	(22)	(13)	(9)	69.2%	(52)	(59)	7	(11.9)%
Allocation to participating securities [1]	(126)	(125)	(1)	0.8%	(302)	(438)	136	(31.1)%
Funds from operations attributable to common stockholders [2]	$31,663	$25,692	$5,971	23.2%	$88,436	$73,702	$14,734	20.0%
Basic FFO per common share	$0.45	$0.38	$0.07	18.4%	1.27	$1.09	$0.18	16.5%
Diluted FFO per common share	$0.45	$0.38	$0.07	18.4%	1.27	$1.09	$0.18	16.5%
Weighted average basic common shares	70,516,787	68,112,661			69,571,511	67,600,957
Weighted average diluted common shares	70,752,863	68,372,515			69,799,206	67,860,811
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 262,512 and 291,893 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2021 and 2020, respectively, and 230,280 and 387,990 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2021 and 2020, respectively.
2Includes performance share award expense of approximately $1.3 million for both the three months ended September 30, 2021 and 2020 and approximately $3.8 million for both the nine months ended September 30, 2021 and 2020. See “Note 11 – Stockholders’ Equity” in the condensed notes to consolidated financial statements for more information regarding our performance share awards.
FFO increased by approximately $6.0 million and $14.7 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods from the prior year due primarily to same store NOI growth of approximately $3.8 million and $11.3 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods from the prior year as well as property acquisitions during 2020 and 2021.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net income	$21,360	$22,722	$(1,362)	(6.0)%	$54,995	$66,282	$(11,287)	(17.0)%
Gain on sales of real estate investments	(3,185)	(9,016)	5,831	(64.7)%	(3,185)	(26,766)	23,581	(88.1)%
Depreciation and amortization	13,636	12,124	1,512	12.5%	36,980	34,683	2,297	6.6%
Interest expense, including amortization	4,686	3,887	799	20.6%	12,847	11,802	1,045	8.9%
Stock-based compensation	2,360	1,859	501	26.9%	7,007	6,353	654	10.3%
Acquisition costs	—	123	(123)	n/a	172	186	(14)	(7.5)%
Adjusted EBITDA	$38,857	$31,699	$7,158	22.6%	$108,816	$92,540	$16,276	17.6%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of September 30, 2021 and since January 1, 2020 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of September 30, 2021. As of September 30, 2021, the same store pool consisted of 209 buildings aggregating approximately 12.5 million square feet representing approximately 88.6% of our total square feet owned and 19 improved land parcels containing approximately 79.6 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net income [1]	$21,360	$22,722	$(1,362)	(6.0)%	$54,995	$66,282	$(11,287)	(17.0)%
Depreciation and amortization	13,636	12,124	1,512	12.5%	36,980	34,683	2,297	6.6%
General and administrative	6,800	5,130	1,670	32.6%	19,248	16,553	2,695	16.3%
Acquisition costs	—	123	(123)	n/a	172	186	(14)	(7.5)%
Total other income and expenses	1,273	(5,180)	6,453	n/a	8,977	(15,769)	24,746	n/a
Net operating income	43,069	34,919	8,150	23.3%	120,372	101,935	18,437	18.1%
Less non-same store NOI [2]	(5,877)	(1,574)	(4,303)	273.4%	(12,462)	(5,344)	(7,118)	133.2%
Same store NOI	$37,192	$33,345	$3,847	11.5%	$107,910	$96,591	$11,319	11.7%
Less straight-line rents and amortization of lease intangibles [3]	(2,435)	1,412	(3,847)	n/a	(7,633)	(2,167)	(5,466)	252.2%
Cash-basis same store NOI	$34,757	$34,757	$—	—%	$100,277	$94,424	$5,853	6.2%
Less termination fee income	(15)	(3,483)	3,468	(99.6)%	(162)	(3,642)	3,480	(95.6)%
Cash-basis same store NOI excluding termination fees	$34,742	$31,274	$3,468	11.1%	$100,115	$90,782	$9,333	10.3%
1Includes approximately $0.7 million and $3.5 million of lease termination income for the three months ended September 30, 2021 and 2020, respectively, and approximately $0.8 million and $3.7 million of lease termination income for the nine months ended September 30, 2021 and 2020, respectively.
2Includes 2020 and 2021 acquisitions and dispositions, twelve improved land parcels, one property held for sale with a gross book value of approximately $23.6 million and four properties under redevelopment.
3Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI was unchanged for the three months ended September 30, 2021 compared to the same period from the prior year primarily due to $3.5 million in lease termination income in the prior period. Excluding lease termination income, cash-basis same store NOI increased by approximately $3.5 million due to increased rental revenue on new and renewed leases and contractual rent increases. For the three months ended September 30, 2021 and 2020, total contractual rent abatements of approximately $0.7 million and $0.8 million, respectively, were given to certain tenants in the same-store pool and approximately $15,000 and $3.5 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.5 million of the increase in cash-basis same store NOI for the three months ended September 30, 2021 related to properties that were acquired vacant or with near term expirations in 2019.

Cash-basis same store NOI increased by approximately $5.9 million for the nine months ended September 30, 2021 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases, partially offset by a decrease in occupancy rate. For the nine months ended September 30, 2021 and 2020, total contractual rent abatements of approximately $2.3 million and $2.4 million, respectively, were given to certain tenants in the same-store pool and approximately $0.2 million and $3.6 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $2.1 million of the increase in cash-basis same store NOI for the nine months ended September 30, 2021 related to properties that were acquired vacant or with near term expirations in 2019.

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
As of September 30, 2021, we had $100.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. See “Note 9 - Derivative Financial Instruments” in the condensed notes to consolidated financial statements for more information regarding our interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 1.3% as of September 30, 2021. If the LIBOR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.3 million annually on the total of the outstanding balances on our Amended Facility as of September 30, 2021.

In the event that LIBOR is discontinued, the interest rate for our debt, including our Amended Facility, will be based on a replacement rate or an alternate base rate as specified in the applicable documentation governing such debt or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through the end of 2021, but may be discontinued or otherwise become unavailable thereafter.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Note Purchase Agreement, dated as of August 17, 2021, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on August 23, 2021 and incorporated herein by reference).

10.2
Sixth Amended and Restated Senior Credit Agreement, dated as of August 20, 2021, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, MUFG Union Bank, N.A., as co-syndication agent and joint lead arranger, PNC Bank, National Association, as co-syndication agent, PNC Capital Markets LLC, as joint lead arranger, Regions Bank, as co-syndication agent, Regions Capital Markets, as joint lead arranger and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on August 26, 2021 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 3, 2021.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 3, 2021.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated November 3, 2021.

32.1**	18 U.S.C. § 1350 Certification dated November 3, 2021.

32.2**	18 U.S.C. § 1350 Certification dated November 3, 2021.

32.3**	18 U.S.C. § 1350 Certification dated November 3, 2021.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

November 3, 2021	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

November 3, 2021	By:	/s/ Michael A. Coke
Michael A. Coke
President

November 3, 2021	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer