Form 10-K
period 2021-12-31
Terreno Realty Corp
filed 2022-02-09
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”
and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold, as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter: $4,439,234,661. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute and admission that any such person is an affiliate of the Registrant).
The registrant had 75,494,716 shares of its common stock, $0.01 par value per share, outstanding as of February 7, 2022.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2021 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K
for the Year Ended December 31, 2021

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•the factors included in this Annual Report on Form 10-K, including those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
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
•the discontinuation of London Interbank Offered Rate (“LIBOR”) and the replacement of LIBOR with an alternative reference rate;
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
•the ongoing impact of the novel coronavirus (“COVID-19”), or the impact of any future pandemic, epidemic or outbreak of any other highly infectious disease, on the U.S., regional and global economies and on our business, financial condition and results of operations and that of our tenants;
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

PART I
Item 1.    Business.
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company” or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 79.5% of our total annualized base rent as of December 31, 2021), flex (including light industrial and research and development, or R&D) (approximately 4.8%), transshipment (approximately 6.4%) and improved land (approximately 9.3%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2021, we owned a total of 253 buildings aggregating approximately 15.1 million square feet, 36 improved land parcels consisting of approximately 127.1 acres and four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.2 million square feet and two improved land parcels aggregating approximately 12.1 acres. As of December 31, 2021, the buildings and improved land parcels were approximately 95.5% and 94.8% leased (including 0.4 million square feet of vacancy acquired during the fourth quarter of 2021), respectively, to 554 customers, the largest of which accounted for approximately 4.9% of our total annualized base rent.
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
Industrial Facility General Characteristics
Warehouse / distribution (approximately 79.5% of our total annualized base rent as of December 31, 2021)

•Single and multiple tenant facilities that typically serve tenants greater than 10,000 square feet of space
•Generally less than 20% office space
•Typical clear height from 18 feet to 36 feet
•May include production/manufacturing areas
•Interior access via dock-high and/or grade-level doors
•Truck court for large and small truck distribution options, possibly including staging for a high volume of truck activity and/or trailer storage
Flex (including light industrial and R&D, approximately 4.8% of our total annualized base rent as of
December 31, 2021)

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
Transshipment (approximately 6.4% of our total annualized base rent as of December 31, 2021)

•Includes truck terminals and other transshipment facilities, which serve both single and multiple tenants
•Typically has a high number of dock-high doors, shallow bay depth and lower clear height
•Staging for a high volume of truck activity and trailer storage
Improved land (approximately 9.3% of our total annualized base rent as of December 31, 2021)

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
The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2021, we have stabilized 91 properties.
We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 25 properties since inception in 2010 for an aggregate sales price of approximately $407.7 million and a total gain of approximately $136.5 million.
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
We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and perpetual preferred stock. Fitch Ratings assigned us an issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize senior unsecured notes, term loans, credit facilities, dispositions of properties, and proceeds from the issuance of common stock and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value ratio.
Our Corporate Structure
We are a Maryland corporation formed on November 6, 2009 and have been publicly held and subject to U.S. Securities and Exchange Commission (“SEC”) reporting obligations since 2010. We are not structured as an Umbrella Partnership Real Estate Investment Trust, or UPREIT, although we could put in place a similar structure to facilitate an acquisition if needed. We currently own our properties indirectly through subsidiaries and may utilize one or more taxable REIT subsidiaries as appropriate.
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
In addition to the discussion below, see “Item 1A – Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our audited consolidated financial statements and the related notes thereto for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.
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
In general, we utilize local third-party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues. As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on us, or (2) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. We were not aware of any significant or material exposures as of December 31, 2021 and 2020.
General Uninsured Losses
We carry property and rental loss, liability and terrorism insurance. We believe that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, our properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, we have obtained, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although we have obtained coverage for certain acts of terrorism, with policy specifications and insured limits that we believe are commercially reasonable, there can be no assurance that we will be able to collect under such policies. Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, a property. We were not aware of any significant or material exposures as of December 31, 2021 or 2020.
Employees and Human Capital
As of February 8, 2022, we had 34 employees. None of our employees is a member of any union or is subject to a collective bargaining agreement.
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
The health and safety of our employees, third-party property managers, tenants and communities where our properties are located are of primary concern. Our employees are encouraged to make healthy lifestyle decisions that can ultimately benefit the company by reducing insurance claims and boosting productivity. We also provide our employees with highly competitive health and wellness benefits, including medical, dental, vision, life and short-term disability insurance, and also offer a wellness reimbursement program, a program to pay commuting and office parking costs with pre-tax income and a competitive vacation policy, including paid holidays and personal time off.
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

COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease could have an adverse effect on our business, financial condition, results of operations and cash flows and the business, financial condition, results of operations and cash flows of our tenants.

The global COVID-19 pandemic, including the emergence of various variants, has caused, and could continue to cause, significant disruptions to the U.S. and global economies and has contributed, and may continue to contribute, to significant volatility and negative pressure in financial markets. The extent to which COVID-19, or any future pandemic, epidemic or outbreak of any other highly infectious disease, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted accurately, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19 on our business and businesses of our tenants. Nevertheless, COVID-19, or any future pandemic, epidemic or outbreak of any other highly infectious disease, may materially and adversely affect our businesses, financial condition, results of operations and cash flows and may also have the effect of heightening many of the risks described below and within this “Risk Factors” section, including:

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
•severe disruption and instability in the U.S. and global financial markets or deteriorations in credit and financing conditions could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business activities and repay debt on a timely basis; and
•disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis, or at all, including as a result of restrictions on construction activity, could cause delays in completing ongoing or future construction or re-development projects.

Events or occurrences that affect areas in which our properties are located may materially adversely impact our financial results.

In addition to general regional, national and international economic conditions that may materially adversely affect our business and financial results, our operating performance will be materially adversely impacted by adverse economic conditions in the specific markets in which we operate and particularly in the markets in which we have significant concentrations of properties. For example, as of December 31, 2021, approximately 22.9% of our rentable square feet and approximately 42.6% of our improved land parcels were located in Northern New Jersey/New York City, representing a combined percentage of approximately 27.3% of our total annualized base rent. See “Item 2 - Properties” in this Annual Report on Form 10-K for additional information regarding our ownership of properties in our markets. Any downturn in the economy in the real estate market or any of our markets and any failure to accurately predict the timing of any economic improvement in these markets could cause our operations and our revenue and cash available for distribution to our stockholders to be materially adversely affected.

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

We may pursue redevelopment opportunities or construct expansions or improvements of industrial properties that we own. These activities are subject to risks, including, but not limited to, the risks that: we will expend money and time on projects that do not perform as expected; the actual construction or operating costs, including labor and material costs, will be higher than originally estimated; we may fail to obtain, or experience delays in obtaining, any necessary permits and authorizations; permits and authorizations may be subject to stringent conditions that could impede or delay our progress; we are unable to complete construction on the timeframe we expect, or at all; occupancy and rental rates may not meet expectations; and we may be unable to obtain financing on favorable terms, or at all, for such projects.

We may not acquire the industrial properties that we have entered into agreements or non-binding letters of intent to acquire.

We have entered, and may in the future enter, into agreements and non-binding letters of intent with third-party sellers to acquire properties as more fully described under the heading “Material Cash Commitments” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract and non-binding letters of intent because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions, and in the case of properties under non-binding letters of intent, our entry into purchase and sale agreements with respect to the properties. There is no assurance that such proposed acquisitions, if completed, will be completed on the timeframe or terms we expect. If we do not complete the acquisition of the properties under contract or non-binding letters of intent, we will have incurred expenses without our stockholders realizing any benefit from the acquisition of such properties.

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

Our business strategy contemplates the use of both non-recourse secured debt and unsecured debt to finance long-term growth. As of December 31, 2021, we had total debt, net of deferred financing costs, of approximately $720.7 million, which consisted of revolving credit facility borrowings, term loan borrowings, senior unsecured note borrowings and mortgage loans payable (if any). While over the long term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 35% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. We also intend to maintain a fixed charge coverage ratio in excess of 2.0x and a debt-to-adjusted EBITDA ratio below 6.0x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness but our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Our existing debt, and the incurrence of additional debt, could subject us to many risks, including the risks that:
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

We have a credit facility, which consists of a $100.0 million term loan that matures in January 2027 and a revolving credit facility with $250.0 million in borrowing capacity that matures in August 2025. We also have $625.0 million of senior unsecured notes outstanding. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our revolving credit facility, our term loan and our senior unsecured notes. Our revolving credit facility, our term loan and our senior unsecured notes and certain of our existing mortgage loans payable contain, and we expect that our future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will limit or restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. For example, our credit facility restricts distributions if we are in default. These covenants may limit our operating and financial flexibility and our ability to respond to changes in our business or competitive activities in the future and may also restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders or obtain necessary funds.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap contracts and swap agreements. We do not currently have any hedging arrangements in place but have previously used interest rate caps to hedge the variable cash flows associated with our term loans. Any future hedging arrangements we enter into may not be effective in reducing our exposure to interest rate changes and a court could rule that such arrangements are not legally enforceable. Hedging may reduce overall returns on our investments and the failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.

The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals for reform and replacement, with most LIBOR settings not expected to be published after June 30, 2023. In the U.S., the Alternative Reference Rates Committee (“ARRC”), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as its preferred alternative to LIBOR in derivatives and other financial contracts. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. Our credit facility, which we entered into in August 2021, provides for the replacement of LIBOR if it becomes unavailable during the term of the facility. However, for some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract.

The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but if our contracts indexed to LIBOR, including certain contracts governing our variable rate debt, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

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

Government authorities and various interest groups are promoting laws and regulations relating to climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes, due to concerns over contributions to climate change. These laws and regulations may require us to make improvements to our existing properties or result in increased operating costs that we may not be able to effectively pass on to our tenants. In addition, such laws and regulations could impose substantial costs on our tenants, including, for example, an increase in the cost of the fuel and other energy purchased by our tenants. Any such increased costs could impact the financial condition of our tenants and their ability to meet their lease obligations and also affect our ability to lease or re-lease our properties.

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

We believe that our organization and method of operation have enabled and will continue to enable us to meet the requirements for qualification and taxation as a REIT. However, we cannot assure you that we will qualify as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

If we fail to qualify as a REIT in any taxable year, and are unable to obtain relief under certain statutory provisions, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:
•we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal and state income tax at regular corporate rates; and
•we could not elect to qualify as a REIT for four taxable years following the year during which we were disqualified.

In addition, we would no longer be required to pay distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Our tax liabilities may increase as a result of changes in state and local tax laws or regulations, or, in the case of property taxes, as our properties are assessed or reassessed by taxing authorities. Any of these taxes would decrease cash available for distributions to stockholders.

We may be subject to a 100% penalty tax on any prohibited transactions that we enter into, or may be required to forego certain otherwise beneficial opportunities in order to avoid the penalty tax on prohibited transactions.

If we have acquired or held property primarily for sale to customers in the ordinary course of business, we may be subject to a 100% prohibited transactions tax under U.S. federal tax laws on the gain from disposition of the property unless the disposition qualifies for one or more safe harbor exceptions for properties that have been held by us for at least two years and satisfies certain additional requirements.

The potential application of the prohibited transactions tax could cause us to forego potential dispositions of property or to forego other opportunities that might otherwise be attractive to us, or to hold investments or undertake such dispositions or other opportunities through a taxable REIT subsidiary (“TRS”), which would generally result in corporate income taxes being incurred by such TRS.

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

Currently, the maximum tax rate for qualified dividends payable to individual U.S. stockholders is 20%. Dividends payable by REITs, however, are generally not eligible for such reduced rates. However, for taxable years beginning before

January 1, 2026, a deduction of up to 20% (subject to certain limitations) is available on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. Additionally, to the extent such dividends are attributable to certain dividends that we receive from a TRS, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. While we currently do not own an interest in a TRS, we may own such an interest in the future. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

While we currently do not own an interest in a TRS, we may own such an interest in the future. As a REIT, we are subject to a variety of limitations on our ownership of TRSs and operations with respect to any TRSs that we own, and failure to comply with these limitations may subject us to additional taxes, the amount of which could be substantial, or, potentially, loss of REIT status. While we anticipate that we will comply with these limitations in the event we acquire an interest in a TRS, we can provide no assurances in this regard.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to be qualified as a REIT. If we cease to be a REIT, we would become subject to federal and state corporate income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

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

At any time, the federal income tax laws governing REITs (or otherwise affecting our business or affecting our stockholders) or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.        Properties.
As of December 31, 2021, we owned a total of 253 buildings aggregating approximately 15.1 million square feet, 36 improved land parcels consisting of approximately 127.1 acres and four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.2 million square feet and two improved land parcels aggregating approximately 12.1 acres. As of December 31, 2021, the buildings and improved land parcels were approximately 95.5% and 94.8% leased (including 0.4 million square feet of vacancy acquired during the fourth quarter of 2021), respectively, to 554 customers, the largest of which accounted for approximately 4.9% of our total annualized base rent. The properties are located in Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution buildings, flex buildings (including light industrial and research and development, or R&D), transshipment buildings and improved land parcels. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in this Annual Report on Form 10-K for a general description of these types of industrial real estate. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K for a detailed listing of our properties.
The following table summarizes by type our investments in real estate as of December 31, 2021:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	223	$146,272	79.5%
Flex	12	8,816	4.8%
Transshipment	18	11,683	6.4%
Improved land	36	17,094	9.3%
Total	289	$183,865	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2021, multiplied by 12.

The following table summarizes by market our investments in real estate as of December 31, 2021:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	51	62	46	41	31	22	253
Rentable Square Feet	2,695,418	3,447,704	2,196,384	2,750,349	2,210,497	1,761,704	15,062,056
% of Total	17.8%	22.9%	14.6%	18.3%	14.7%	11.7%	100.0%
Occupancy % as of December 31, 2021 [4]	99.0%	98.5%	97.7%	96.8%	83.7%	93.9%	95.5%
Annualized Base Rent (in thousands) [1]	$28,043	$43,228	$29,861	$29,076	$16,527	$20,036	$166,771
% of Total	16.8%	25.9%	17.9%	17.5%	9.9%	12.0%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$10.51	$12.72	$13.91	$10.92	$8.94	$12.11	$11.60
Weighted Average Remaining Lease Term (Years) [2]	2.6	4.7	3.4	3.8	4.5	3.1	4.4

Investments in Improved Land
Number of Land Parcels	10	10	3	8	2	3	36
Acres	20.7	54.2	7.1	21.2	3.2	20.7	127.1
% of Total	16.3%	42.6%	5.6%	16.7%	2.5%	16.3%	100.0%
Occupancy % as of December 31, 2021	90.5%	100.0%	100.0%	78.1%	100.0%	100.0%	94.8%
Annualized Base Rent (in thousands) [1]	$4,341	$7,043	$1,418	$2,163	$422	$1,707	$17,094
% of Total	25.4%	41.2%	8.3%	12.6%	2.5%	10.0%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$5.32	$3.07	$4.60	$3.15	$3.07	$1.95	$3.32
Weighted Average Remaining Lease Term (Years) [2]	3.3	5.9	3.4	3.8	2.6	6.0	5.0

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$32,384	$50,271	$31,279	$31,239	$16,949	$21,743	$183,865
% of Total Annualized Base Rent [1]	17.6%	27.3%	17.0%	17.0%	9.2%	11.9%	100.0%
Gross Book Value (in thousands) [3]	$537,072	$750,302	$453,233	$551,547	$341,946	$312,726	$2,946,826
% of Total Gross Book Value	18.2%	25.5%	15.4%	18.7%	11.6%	10.6%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2021, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2021, weighted by the respective square footage.
3Includes four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.2 million square feet and two improved land parcels aggregating approximately 12.1 acres.
4Includes 0.4 million square feet of vacancy acquired in Miami.
As of December 31, 2021, we owned four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.2 million square feet and two improved land parcels aggregating approximately 12.1 acres with a total expected investment of approximately $75.8 million, including redevelopment costs, capitalized interest and other costs.

The following table summarizes our capital expenditures incurred during the three months and years ended December 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2021	2020	2021	2020
Building improvements	$8,600	$3,210	$29,614	$15,311
Tenant improvements	1,060	1,163	8,018	2,868
Leasing commissions	3,265	3,698	15,487	13,408
Redevelopment, renovation and expansion	4,776	265	14,711	7,026
Total capital expenditures [1]	$17,701	$8,336	$67,830	$38,613
1Includes approximately $11.0 million and $2.0 million for the three months ended December 31, 2021 and 2020, respectively, and approximately $39.0 million and $17.4 million for the years ended December 31, 2021 and 2020, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 22 and 10 properties for the three months ended December 31, 2021 and 2020, respectively, and at 24 and 15 properties for the years ended December 31, 2021 and 2020, respectively.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 94.2% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of December 31, 2021 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent
1	Amazon.com [2]	6	471,880	3.1%	$9,059	4.9%
2	FedEx Corporation [3]	6	246,779	1.6%	4,814	2.6%
3	Danaher	3	171,707	1.1%	3,844	2.1%
4	United States Government	8	300,732	2.0%	3,757	2.0%
5	District of Columbia	7	234,071	1.6%	3,362	1.8%
6	O'Neill Logistics	2	237,692	1.6%	2,069	1.1%
7	DirectBuy Home Improvement	1	230,891	1.5%	2,011	1.1%
8	Costco-Innovel Solutions LLC	1	219,910	1.5%	1,870	1.0%
9	Port Kearny Security, Inc. [4]	1	—	—%	1,800	1.0%
10	XPO Logistics	2	180,717	1.2%	1,764	1.0%
11	L3 Harris Technologies, Inc.	1	147,898	1.0%	1,700	0.9%
12	Exquisite Apparel Corporation	1	114,061	0.8%	1,574	0.9%
13	Bar Logistics	1	203,263	1.3%	1,546	0.9%
14	Topaz Lighting Corp.	1	190,000	1.3%	1,507	0.9%
15	Envogue International	1	192,000	1.3%	1,454	0.8%
16	YRC	2	61,252	0.4%	1,441	0.8%
17	United States Postal Service	2	53,000	0.4%	1,438	0.8%
18	Lilac Solutions Inc.	1	92,884	0.6%	1,378	0.7%
19	Saia Motor Freight Line LLC	1	52,086	0.3%	1,315	0.7%
20	Northrop Grumman Systems Corporation	1	103,200	0.7%	1,300	0.7%
	Total	49	3,504,023	23.3%	$49,003	26.7%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2021, multiplied by 12.
2Includes two improved land parcels consisting of approximately 6.2 acres.
3Includes two improved land parcels consisting of approximately 7.7 acres.
4Includes an improved land parcel consisting of approximately 16.9 acres.

The following table summarizes the anticipated lease expirations for leases in place as of December 31, 2021, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2,3]	% of Total Annualized Base Rent
2022 [1]	2,073,677	13.8%	$22,246	10.6%
2023	2,076,228	13.8%	27,592	13.2%
2024	1,868,669	12.4%	25,385	12.1%
2025	1,721,728	11.4%	27,689	13.2%
2026	2,307,961	15.3%	35,988	17.2%
Thereafter	4,328,863	28.8%	70,831	33.7%
Total	14,377,126	95.5%	$209,731	100.0%
1Includes leases that expire on or after December 31, 2021 and month-to-month leases totaling approximately 44,655 square feet.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of December 31, 2021, multiplied by 12.
3Includes annualized base rent related to 36 improved land parcels totaling approximately 127.1 acres.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of December 31, 2021, leases representing approximately 10.6% of the total annualized base rent of our portfolio are scheduled to expire during the year ending December 31, 2022. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2022 expirations will be above the rates currently being paid for the same space. Rent changes on new and renewed leases totaling approximately 0.6 million square feet commencing during the three months ended December 31, 2021 were approximately 34.4% higher as compared to the previous rental rates for that same space, and rent changes on new and renewed leases totaling approximately 2.6 million square feet commencing during the year ended December 31, 2021 were approximately 28.4% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio of 57.5% and 65.7%, respectively, for the three months and year ended December 31, 2021. We define tenant retention ratio as the square footage of all leases commenced during the period that are rented by existing tenants divided by the square footage of all expiring leases during the reporting period. The square footage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.
Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and re-leased/renewed rental rates for particular properties within a market may not be consistent with rental rates across our portfolio within a particular market, in each case due to a number of factors, including local real estate conditions, local supply and demand for industrial space, the condition of the property, the impact of leasing incentives, including free rent and tenant improvements, and whether the property, or space within the property, has been redeveloped.
Item 3.        Legal Proceedings.
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 4.        Mine Safety Disclosures.
Not Applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TRNO”. As of January 27, 2022, there were approximately 43,069 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.
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

Performance Graph
The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 31, 2016 to December 31, 2021 with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on December 31, 2016 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2021
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
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

Item 6.    Reserved.
Not applicable.

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

Overview
We acquire, own and operate industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 79.5% of our total annualized base rent as of December 31, 2021), flex (including light industrial and research and development, or R&D) (approximately 4.8%), transshipment (approximately 6.4%) and improved land (approximately 9.3%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2021, we owned a total of 253 buildings aggregating approximately 15.1 million square feet, 36 improved land parcels consisting of approximately 127.1 acres and four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.2 million square feet and two improved land parcels aggregating approximately 12.1 acres. As of December 31, 2021, our buildings and improved land parcels were approximately 95.5% and 94.8% leased (including 0.4 million square feet of vacancy acquired during the fourth quarter of 2021), respectively, to 554 customers, the largest of which accounted for approximately 4.9% of our total annualized base rent.
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
We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value and/or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 25 properties since inception in 2010 for an aggregate sales price of approximately $407.7 million and a total gain of approximately $136.5 million.
2021 Developments
COVID-19

The COVID-19 pandemic, including the emergence of various variants, has caused significant disruption to the U.S. and global economies and has contributed to significant volatility and negative pressure in financial markets. Our operations, including our occupancy, rent collections and acquisition volume, largely returned to pre-COVID levels during the year ended December 31, 2021. However, there can be no assurance that our business, and that of our tenants, will not be materially and adversely impacted by COVID-19 in the future. See "Item 1A - Risk Factors" in this Annual Report on Form 10-K for additional discussion regarding the risks to which we are and may be subject to as a result of the COVID-19 pandemic.
Acquisition Activity
During 2021, we acquired 34 industrial properties for a total purchase price of approximately $657.3 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions, net proceeds from the issuance of common stock and debt. The following table sets forth the industrial properties we acquired during 2021:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]	Acreage
256 Paterson Plank	Carlstadt, NJ	January 13, 2021	1	16,159	$10,625	5.2%	—
117th Place NE	Kirkland, WA	February 25, 2021	1	126,721	33,750	2.9%	—
Countyline #24 & #25	Hialeah, FL	March 17, 2021	2	273,577	48,114	3.7%	—
Edison	San Leandro, CA	March 31, 2021	3	112,392	17,600	5.6%	—
73rd Street	Miami, FL	April 6, 2021	—	—	5,800	5.1%	5.8
68th Kent	Kent, WA	April 13, 2021	2	67,120	10,000	5.5%	—
East Gish	San Jose, CA	April 22, 2021	—	—	8,004	4.8%	2.2
Gramercy Place	Torrance, CA	May 12, 2021	1	17,407	6,290	4.7%	—
Occidental Avenue	Seattle, WA	May 12, 2021	3	51,853	16,450	4.6%	—
SW 16th Street	Renton, WA	June 14, 2021	—	—	7,615	1.5%	2.9
Countyline #26	Hialeah, FL	July 14, 2021	1	220,942	39,409	3.7%	—
13020 & 13030 Cerise	Hawthorne, CA	July 14, 2021	2	21,846	8,075	5.4%	—
1150 & 1250 W. Trenton Ave	Orange, CA	July 30, 2021	2	34,224	9,335	3.6%	—
MLK 9801	Seattle, WA	August 11, 2021	—	—	11,900	2.4%	3.1
MLK 9845	Seattle, WA	August 11, 2021	—	—	15,750	3.4%	3.4
MLK 9600	Seattle, WA	August 11, 2021	—	—	22,350	4.9%	5.2
Foley Street	Hayward, CA	August 26, 2021	2	40,504	8,250	4.9%	—
Paterson Plank III	Carlstadt, NJ	August 27, 2021	—	—	17,850	4.5%	4.9
97 Third Street	Kearny, NJ	September 27, 2021	—	—	26,250	3.1%	5.4
13025 Cerise	Hawthorne, CA	September 30, 2021	1	21,000	7,875	2.9%	—
Woodinville	Woodinville, WA	October 1, 2021	1	84,238	23,600	3.1%	—
190 Morgan	Brooklyn, NY	October 12, 2021	1	11,881	4,450	4.9%	—
San Pedro	Gardena, CA	October 15, 2021	—	—	8,800	7.0%	2.0
228 North Avenue	Elizabeth, NJ	October 20, 2021	1	30,978	44,000	4.8%	—
Pickett	Alexandria, VA	October 29, 2021	1	27,683	9,000	4.5%	—
Berryessa	San Jose, CA	October 29, 2021	—	—	23,000	5.2%	7.2
768 772 Ceres	Los Angeles, CA	November 18, 2021	2	16,887	7,661	3.4%	—
Tuxedo	Hyattsville, MD	November 23, 2021	—	—	8,000	5.6%	2.9
Maple II	Rancho Dominguez, CA	November 30, 2021	—	—	13,800	4.9%	2.3
Eisenhower	Alexandria, VA	December 10, 2021	3	199,396	60,750	3.0%	—
4501 46th Street	Bladensburg, MD	December 13, 2021	—	—	11,850	3.8%	4.4
Countyline #27 & #28	Hialeah, FL	December 15, 2021	2	401,906	74,142	3.8%	—
Woodinville II	Woodinville, WA	December 23, 2021	2	118,310	33,500	3.7%	—
Willows	Redmond, WA	December 27, 2021	—	—	3,500	4.9%	0.8
Total/Weighted Average			34	1,895,024	$657,345	4.0%	52.5

1Excludes intangible liabilities and mortgage premiums, if any. The total aggregate initial investment was approximately $682.0 million, including $12.6 million in capitalized closing costs and acquisition costs and $34.2 million in assumed intangible liabilities and $22.1 million in other credits related to near term capital expenditures at the Countyline #24 & #25, Countyline #26 and Countyline #27 & #28 properties.
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
Redevelopment Activity
As of December 31, 2021, we had four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.2 million square feet and two improved land parcels aggregating approximately 12.1 acres with a total expected investment of approximately $75.8 million, including redevelopment costs, capitalized interest and other costs as follows:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Post-Development Square Feet	Estimated Completion Quarter	% Pre-leased December 31, 2021
Americas Gateway	$7,429	$6,392	$1,037	5.5%	51,800	Q4 2022	50.9%
Paterson Plank III [3]	23,643	19,080	4,563	4.5%	N/A	Q4 2022	—%
73rd Street	20,136	16,254	3,882	5.1%	128,844	Q4 2022	—%
Berryessa [4]	24,563	23,431	1,132	5.1%	N/A	Q1 2023	—%
Total/Weighted Average	$75,771	$65,157	$10,614	5.0%	180,644		14.6%
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
3Improved land parcel of approximately 4.9 acres.
4Improved land parcel of approximately 7.2 acres.

During the fourth quarter of 2021, we completed redevelopment of our Sodo Row - North & South property in Seattle, Washington, an approximately 0.2 million square foot redevelopment property. The total investment was approximately $62.8 million. We capitalized interest associated with redevelopment and expansion activities of approximately $0.7 million, $1.6 million and $3.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Disposition Activity
During the year ended December 31, 2021, we sold one property located in the Seattle, Washington market for a sales price of approximately $10.3 million, resulting in a gain of approximately $3.2 million, and one property located in the New York/New Jersey market for a sales price of approximately $32.7 million, resulting in a gain of approximately $13.4 million.

The following summarizes the condensed results of operations of the properties sold during the year ended December 31, 2021 for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Rental revenues	$1,611	$1,690	$2,028
Tenant expense reimbursements	466	585	558
Property operating expenses	(581)	(724)	(658)
Depreciation and amortization	(606)	(936)	(875)
Income from operations	$890	$615	$1,053
Public Offering
On November 8, 2021, we completed a public offering of 3,500,000 shares of our common stock at a price per share of $74.50. On November 10, 2021, we sold an additional 525,000 shares upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the offering were approximately $296.5 million after deducting the underwriting discount and offering costs of approximately $3.3 million. We intend to use the net proceeds for general corporate purposes, which may include, without limitation, working capital, repayment of indebtedness, future acquisitions and redevelopments.
ATM Program
We have an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million ($221.4 million remaining as of December 31, 2021) in amounts and at times as we determine from time to time. Prior to the implementation of the $300 Million ATM Program, we had a previous at-the-market equity program (the “Previous $300.0 million ATM Program”), which was substantially utilized as of June 10, 2021 and which is no longer active. We intend to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions, redevelopments and repayment of indebtedness, including borrowings under our revolving credit facility. During 2021, we issued an aggregate of 2,569,771 shares of common stock at a weighted average offering price of $63.23 per share under the Previous $300 Million ATM and the $300 Million ATM Program, resulting in net proceeds of approximately $160.1 million and paying total compensation to the applicable sales agents of approximately $2.4 million.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2022. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2021, we had not repurchased any shares of our common stock pursuant to our share repurchase program.
Senior Unsecured Notes
On July 15, 2021, we issued (i) $100.0 million of senior guaranteed green notes (the “Series A Notes”) and (ii) $50.0 million of senior guaranteed notes (the “Series B Notes”) in a private placement. The Series A Notes bear interest at a fixed annual interest rate of 2.41% and mature in July 2028, and the Series B Notes bear interest at a fixed annual interest rate of 2.84% and mature in July 2031. On October 28, 2021, we issued $125.0 million of senior guaranteed notes (the “2.38% Notes”) in a private placement. The 2.38% Notes bear interest at a fixed rate of 2.38% and mature in August 2030. The 2.38% Notes and, together with the Series A Notes and the Series B Notes, the “Notes”, are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Notes include a series of financial and other covenants with which we must comply.
Dividend and Distribution Activity

On February 8, 2022, our board of directors declared a cash dividend in the amount of $0.34 per share of our common stock payable on April 8, 2022 to the stockholders of record as of the close of business on March 25, 2022.
The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2021:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2021	Common stock	$0.29	February 9, 2021	March 26, 2021	April 9, 2021
June 30, 2021	Common stock	$0.29	May 4, 2021	June 30, 2021	July 14, 2021
September 30, 2021	Common stock	$0.34	August 3, 2021	October 1, 2021	October 15, 2021
December 31, 2021	Common stock	$0.34	November 2, 2021	December 15, 2021	January 5, 2022
Contractual Commitments
As of February 8, 2022, we have outstanding contracts with third-party sellers to acquire five industrial properties for a total aggregate purchase price of $125.8 million, as described under the heading “Material Cash Commitments” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
Outlook
Current operating conditions in our six markets for our business are excellent. We believe that on average, the rental rates we are likely to achieve on new or renewed leases for our 2022 expirations will be above the rates currently paid for the same space. However, new speculative development continues. This new development will slow potential rent growth from what it would be without such new development.

We see attractive acquisition opportunities. Nevertheless, our acquisition volume will be dependent on both the quality and pricing of the opportunity set and the price of our stock relative to net asset value (“NAV”). Those conditions, not knowable in advance, will determine our results. We will continue to sell assets and redeploy the capital to enhance NAV per share or return the capital to shareholders. We entered 2022 with our balance sheet exceedingly well positioned for growth as we have no balance outstanding on our $250.0 million revolving credit facility and a cash balance of approximately $204.4 million.

Within our six markets we have increasingly focused on urban infill locations. While our net growth will remain limited to a size where we can make directly informed operational decisions, we feel more strongly today than we did twelve years ago about the long-term investment merits of our strategy and the growth opportunities ahead. We are mindful, always, that it is per share rather than aggregate results that matter.

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
Inflation
The U.S. economy has experienced an increase in inflation rates recently. A wide variety of industries and sectors are affected by increasing commodity prices. Inflation has increased construction costs, including tenant improvements and capital projects, and operating costs, recently. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 66.7% of our total rentable square feet expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.
Financial Condition and Results of Operations

We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 94.2% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
Our primary cash expenses consist of our property operating expenses, which include: real estate taxes, repairs and maintenance, management expenses, insurance, utilities, general and administrative expenses, which include compensation costs, office expenses, professional fees and other administrative expenses, acquisition costs, which include third-party costs paid to brokers and consultants, and interest expense, primarily on our revolving credit facility, term loans and senior unsecured notes.
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions at various times during the course of such periods. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition.
The analysis of our results below for the years ended December 31, 2021 and 2020 includes the changes attributable to same store properties. The same store pool for the comparison of the years ended December 31, 2021 and 2020 includes all properties that were owned and in operation as of December 31, 2021 and since January 1, 2020 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of December 31, 2021. As of December 31, 2021, the same store pool consisted of 210 buildings aggregating approximately 12.5 million square feet representing approximately 83.0% of our total square feet owned and 19 improved land parcels consisting of approximately 79.6 acres. As of December 31, 2021, the non-same store properties, which we acquired, redeveloped, or sold during 2020 and 2021 or were held for sale (if any) or in redevelopment as of December 31, 2021, consisted of 43 buildings aggregating approximately 2.6 million square feet, 17 improved land parcels consisting of approximately 47.5 acres and four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.2 million square feet and two improved land parcels aggregating approximately 12.1 acres. As of December 31, 2021 and 2020, our consolidated same store pool occupancy was approximately 98.2% and 98.0%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020:

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$153,569	$138,761	$14,808	10.7%
Non-same store operating properties [2]	22,530	8,340	14,190	170.1%
Total rental revenues	176,099	147,101	28,998	19.7%
Tenant expense reimbursements [1]
Same store	41,260	37,954	3,306	8.7%
Non-same store operating properties [2]	4,571	1,829	2,742	149.9%
Total tenant expense reimbursements	45,831	39,783	6,048	15.2%
Total revenues	221,930	186,884	35,046	18.8%
Property operating expenses
Same store	48,703	46,131	2,572	5.6%
Non-same store operating properties [2]	7,545	2,965	4,580	154.5%
Total property operating expenses	56,248	49,096	7,152	14.6%
Net operating income [3]
Same store	146,126	130,584	15,542	11.9%
Non-same store operating properties [2]	19,556	7,204	12,352	171.5%
Total net operating income	$165,682	$137,788	$27,894	20.2%
Other costs and expenses
Depreciation and amortization	50,687	45,875	4,812	10.5%
General and administrative	26,964	23,489	3,475	14.8%
Acquisition costs	172	271	(99)	(36.5)%
Total other costs and expenses	77,823	69,635	8,188	11.8%
Other income (expense)
Interest and other income	822	873	(51)	(5.8)%
Interest expense, including amortization	(18,054)	(15,997)	(2,057)	12.9%
Gain on sales of real estate investments	16,627	26,766	(10,139)	(37.9)%
Total other income (expense)	(605)	11,642	(12,247)	n/a
Net income	$87,254	$79,795	$7,459	9.3%
1Accounting Standards Update (“ASU”) No. 2018-11, Leases (Topic 842), Targeted Improvements, allows us to elect not to separate lease and non-lease rental income. All rental income earned pursuant to tenant leases is reflected as one line, “Rental revenues and tenant expense reimbursements” on our accompanying consolidated statements of operations. We believe that the above presentation of rental revenues and tenant expense reimbursements is not, and is not intended to be, a presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We believe this information is frequently used by management, investors, and other interested parties to evaluate our performance. See “Note 2 - Significant Accounting Policies” in our notes to consolidated financial statements for more information regarding our adoption of this standard.
2Includes 2020 and 2021 acquisitions and dispositions, seventeen improved land parcels and four properties under redevelopment as of December 31, 2021.
3Includes straight-line rents and amortization of lease intangibles. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of net operating income and same store net operating income from net income and a discussion of why we believe net operating income and same store net operating income are useful supplemental measures of our operating performance.

Revenues. Total revenues increased approximately $35.0 million for the year ended December 31, 2021 compared to the prior year due primarily to increased revenue on new and renewed leases, property acquisitions during 2021 and 2020. Cash rents on new and renewed leases totaling approximately 2.6 million square feet commencing during the year ended December 31, 2021 increased approximately 28.4% compared to the same period from the prior year. For the years ended December 31, 2021 and 2020, approximately $5.3 million and $4.3 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.3 million and $3.7 million, respectively, was recorded in lease termination revenue.
Property operating expenses. Total property operating expenses increased approximately $7.2 million during the year ended December 31, 2021 compared to the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $4.6 million attributable to property acquisitions during 2021 and 2020 as well as increases in real estate taxes related to annual rate increases at certain of our properties.
Depreciation and amortization. Depreciation and amortization increased approximately $4.8 million during the year ended December 31, 2021 compared to the prior year primarily due to property acquisitions during 2020 and 2021.
General and administrative expenses. General and administrative expenses increased approximately $3.5 million for the year ended December 31, 2021 primarily due to increased restricted stock amortization and other compensation expenses, including an increase in bonus expense of approximately $1.8 million and an increase in the number of employees compared to the prior year.
Interest and other income. Interest and other income decreased approximately $0.1 million for the year ended December 31, 2021 compared to the prior year primarily due to the pay down of our outstanding senior secured loan balance.
Interest expense, including amortization. Interest expense increased approximately $2.1 million for the year ended December 31, 2021 compared to the prior year. This increase was primarily due to the issuance of approximately $275 million of senior unsecured notes during 2021, partially offset by the repayment of a $32.7 million mortgage loan in 2020 and an $11.3 million mortgage loan in 2021.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $10.1 million for the year ended December 31, 2021 compared to the prior year. The aggregate sales price for property sales for the year ended December 31, 2021 was approximately $43.0 million as compared to approximately $73.5 million for the prior year.
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019:
Discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 was included in our Annual Report on Form 10-K for the year ended December 31, 2020 on page 34 under Part II, Item 7, “Management's Discussion and Analysis of Financial Position and Results of Operations”, which was filed with the Securities and Exchange Commission on February 10, 2021.
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

We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and perpetual preferred stock. Fitch Ratings assigned us an issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize senior unsecured notes, term loans, credit facilities, dispositions of properties, and proceeds from the issuance of common stock and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value ratio.
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
Equity Sources of Liquidity
On November 8, 2021, we completed a public offering of 3,500,000 shares of our common stock at a price per share of $74.50. On November 10, 2021, we sold an additional 525,000 shares upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the offering were approximately $296.5 million after deducting the underwriting discount and offering costs of approximately $3.3 million. We intend to use the net proceeds for general corporate purposes, which may include, without limitation, working capital, repayment of indebtedness, future acquisitions and redevelopments.
The following sets forth certain information regarding our current at-the-market common stock offering program as of December 31, 2021:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$300 Million ATM Program	June 11, 2021	$300,000	$221,434
The table below sets forth the activity under our at-the-market common stock offering programs during the years ended December 31, 2021 and 2020, respectively (in thousands, except share and price per share data):

For the Year Ended December 31,	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
December 31, 2021	2,569,771	$63.23	$160,127	$2,356
December 31, 2020	1,197,597	$54.08	$63,828	$939

Debt Sources of Liquidity
On July 15, 2021, we issued (i) $100.0 million of senior guaranteed green notes (the “Series A Notes”) and (ii) $50.0 million of senior guaranteed notes (the “Series B Notes”) in a private placement. The Series A Notes bear interest at a fixed annual interest rate of 2.41% and mature in July 2028, and the Series B Notes bear interest at a fixed annual interest rate of 2.84% and mature in July 2031. On October 28, 2021, we issued $125.0 million of senior guaranteed notes (the “2.38% Notes”) in a private placement. The 2.38% Notes bear interest at a fixed rate of 2.38% and mature in August 2030. The 2.38% Notes and, together with the Series A Notes and the Series B Notes, the “Notes”, are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Notes include a series of financial and other covenants with which we must comply.
As of December 31, 2021, we had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of Series A Notes, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of 2.38% Notes, and $50.0 million of Series B Notes (collectively, the “Senior Unsecured Notes”).
On August 20, 2021, our subsidiary entered into a Sixth Amended and Restated Senior Credit Agreement (the “Amended Facility”) which consists of a $250.0 million revolving credit facility that matures in August 2025 and a $100.0 million term loan that matures in January 2027. Among other things, the Amended Facility extended the maturity date of the revolving credit facility and the $100.0 million term loan. As of both December 31, 2021 and 2020, there were no borrowings outstanding on our revolving credit facility and $100.0 million of borrowings outstanding on our term loan.
The aggregate amount of the Amended Facility may be increased to a total of up to $650.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loan is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.00% to 1.45% (1.00% as of December 31, 2021) for the revolving credit facility and 1.15% to 1.65% (1.15% as of December 31, 2021) for the $100.0 million term loan, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of December 31, 2021 and 2020.
As of December 31, 2021 and 2020, we had an outstanding mortgage loan payable, net of deferred financing costs, of approximately $0 and $11.3 million, respectively, and held cash and cash equivalents totaling approximately $204.4 million and $107.2 million, respectively. The mortgage loan payable was fully repaid in January 2021.
The following tables summarize our debt maturities and principal payments as of and for the year ended December 31, 2021, and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the years ended December 31, 2021 and 2020 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2022	$—	$—	$50,000	$50,000
2023	—	—	—	—
2024	—	—	100,000	100,000
2025	—	—	—	—
2026	—	—	50,000	50,000
Thereafter	—	100,000	425,000	525,000
Total Debt	—	100,000	625,000	725,000
Deferred financing costs, net	—	(505)	(3,825)	(4,330)
Total Debt, net	$—	$99,495	$621,175	$720,670
Weighted average interest rate	n/a	1.2%	3.2%	2.9%

	As of December 31, 2021		As of December 31, 2020
Total Debt, net	$720,670		$459,118
Equity
Common Stock
Shares Outstanding [1]	75,344,302		68,515,588
Market Price [2]	$85.29		$58.51
Total Equity	6,426,116		4,008,847
Total Market Capitalization	$7,146,786		$4,467,965
Total Debt-to-Total Investments in Properties [3]	24.5%		20.6%
Total Debt-to-Total Market Capitalization [4]	10.1%		10.3%
Floating Rate Debt as a % of Total Debt [5]	13.8%		21.7%
Unhedged Floating Rate Debt as a % of Total Debt [6]	13.8%		10.9%
Mortgage Loans Payable as a % of Total Debt [7]	—%		2.5%
Mortgage Loans Payable as a % of Total Investments in Properties [8]	—%		0.5%
Adjusted EBITDA [9]	$149,094		$124,998
Interest Coverage [10]	8.3	x	7.8	x
Fixed Charge Coverage [11]	8.0	x	7.1	x
Total Debt-to-Adjusted EBITDA [12]	4.5	x	3.6	x
Weighted Average Maturity of Total Debt (years)	5.9		4.5

1Includes 289,186 and 203,729 shares of unvested restricted stock outstanding as of December 31, 2021 and 2020, respectively. Also includes 275,727 and 139,224 shares held in the Deferred Compensation Plan as of December 31, 2021 and 2020, respectively.
2Closing price of our shares of common stock on the New York Stock Exchange on December 31, 2021 and 2020, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties.
4Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization.
5Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Floating rate debt includes our $100.0 million variable-rate term loan borrowings, of which $50.0 million was subject to an interest rate cap of 4.0% plus 1.20% to 1.70%, depending on leverage, as of December 31, 2020. The interest rate cap expired on May 4, 2021. See “Note 8 - Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our prior interest rate cap.
6Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Hedged debt includes our $100.0 million variable-rate term loan borrowings, of which $50.0 million was subject to an interest rate cap of 4.0% plus 1.20% to 1.70%, depending on leverage, as of December 31, 2020. The interest rate cap expired on May 4, 2021. See “Note 8 - Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our prior interest rate cap.
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
9Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the years ended December 31, 2021 and 2020, respectively. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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
The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2021 and 2020:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2021	Common stock	$0.29	February 9, 2021	March 26, 2021	April 9, 2021
June 30, 2021	Common stock	$0.29	May 4, 2021	June 30, 2021	July 14, 2021
September 30, 2021	Common stock	$0.34	August 3, 2021	October 1, 2021	October 15, 2021
December 31, 2021	Common stock	$0.34	November 2, 2021	December 15, 2021	January 5, 2022

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2020	Common stock	$0.27	February 5, 2020	March 27, 2020	April 10, 2020
June 30, 2020	Common stock	$0.27	May 5, 2020	June 30, 2020	July 14, 2020
September 30, 2020	Common stock	$0.29	August 4, 2020	October 2, 2020	October 16, 2020
December 31, 2020	Common stock	$0.29	November 3, 2020	December 15, 2020	January 5, 2021
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $132.2 million for the year ended December 31, 2021 compared to approximately $101.1 million for the year ended December 31, 2020. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2021 and 2020, as we acquired 34 properties during year ended December 31, 2021 compared to 11 properties acquired in the prior year, and increased rents on new and renewed leases at our same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $666.4 million and $52.1 million for the years ended December 31, 2021 and 2020, respectively, which consisted primarily of cash paid for property acquisitions of approximately $645.0 million and $98.1 million, respectively, additions to capital improvements of approximately $62.6 million and $40.6 million, respectively, partially offset by net cash received for the senior secured loan of $0 and $15.9 million, respectively, and net proceeds from sales of real estate investments of approximately $41.1 million and $70.7 million, respectively, in each case for the years ended December 31, 2021 and 2020.
Cash From Financing Activities. Net cash provided by financing activities was approximately $631.2 million for the year ended December 31, 2021, which consisted primarily of approximately $456.7 million in net common stock issuance proceeds and borrowings of $275.0 million in connection with our issuance of senior unsecured notes partially offset by approximately $84.6 million in equity dividend payments and approximately $11.3 million in mortgage loan payments. Net cash used in financing activities was approximately $53.9 million for the year ended December 31, 2020, which consisted primarily of approximately $63.8 million in net common stock issuance proceeds, partially offset by approximately $74.8 million in equity dividend payments and approximately $33.0 million in mortgage loan payments.
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
Property Acquisitions. Business Combinations (Topic 805): Clarifying the Definition of a Business requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not considered a business. To be a business, the set of acquired activities and assets must include inputs and one or more substantive processes that together contribute to the ability to create outputs. We have determined that our real estate property acquisitions will generally be accounted for as asset acquisitions under the clarified definition. Upon acquisition of a property we estimate the fair value of acquired tangible assets (consisting generally of land, buildings and improvements) and intangible assets and liabilities (consisting generally of the above and below-market leases and the origination value of all in-place leases). We determine fair values using Level 3 inputs such as replacement cost, estimated cash flow projections and other valuation techniques and applying appropriate discount and capitalization rates based on available market information. Mortgage loans assumed in connection with acquisitions are recorded at their fair value using current market interest rates for similar debt at the date of acquisition. Acquisition-related costs associated with asset acquisitions are capitalized to individual tangible and intangible assets and liabilities assumed on a relative fair value basis and acquisition-related costs associated with business combinations are expensed as incurred.
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
Stock-Based Compensation and Other Long-Term Incentive Compensation. We follow the provisions of ASC 718, Compensation-Stock Compensation, to account for our stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. Our 2019 Equity Incentive Plan (the “2019 Plan”) provides for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as a general and administrative expense in the financial statements and measured at the fair value of the award on the date of grant. We estimate the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award.

In addition, we have awarded long-term incentive target awards (the “Performance Share awards”) under the Amended and Restated Long-Term Incentive Plan (as amended and restated, the “Amended LTIP”), which we amended and restated on January 8, 2019, to our executives that are payable in shares of our common stock after the conclusion of each pre-established performance measurement period, which is generally three years. The amount that may be earned is variable depending on the relative total shareholder return of our stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the pre-established performance measurement period. Under the Amended LTIP, each participant’s Performance Share award granted on or after January 1, 2019 will be expressed as a number of shares of common stock and settled in shares of common stock. Target awards were previously expressed as a dollar amount and settled in shares of common stock. Commencing with Performance Share awards granted on or after January 1, 2019, the grant date fair value of the Performance Share awards will be determined under current accounting treatment using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period. For Performance Share awards granted prior to January 1, 2019, we estimate the fair value of the Performance Share awards using a Monte Carlo simulation model on the date of grant and at each reporting period. The Performance Share awards granted prior to January 1, 2019 are recognized as compensation expense over the requisite performance period based on the fair value of the Performance Share awards at the balance sheet date, which varies quarter to quarter based on our relative share price performance, and are included as a component of Performance Share awards payable in the accompanying consolidated balance sheets.
Material Cash Commitments
As of February 8, 2022, we have five outstanding contracts with third-party sellers to acquire five industrial properties for a total aggregate purchase price of $125.8 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes our material cash commitments due by period as of December 31, 2021 (dollars in thousands):

Material Cash Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$50,000	$100,000	$50,000	$525,000	$725,000
Debt interest payments	20,130	36,030	28,530	34,078	118,768
Operating lease commitments	442	916	883	1,302	3,542
Purchase obligations [1]	125,775	—	—	—	125,775
Total	$196,347	$136,946	$79,413	$560,380	$973,085
1As of February 8, 2022

As of February 8, 2022, we executed four non-binding letters of intent with third-party sellers to acquire four industrial properties for a total anticipated purchase price of approximately $94.9 million. In the normal course of its business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.

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

The following table reflects the calculation of FFO reconciled from net income for the three months and years ended December 31, 2021, 2020 and 2019 (dollars in thousands except per share data):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Net income	$32,259	$13,513	$18,746	138.7%	$13,513	$14,821	$(1,308)	(8.8)%
Gain on sales of real estate investments	(13,442)	—	(13,442)	n/a	—	(3,144)	3,144	n/a
Depreciation and amortization	13,707	11,192	2,515	22.5%	11,192	11,847	(655)	(5.5)%
Non-real estate depreciation	(22)	(11)	(11)	n/a	(11)	(26)	15	(57.7)%
Allocation to participating securities [1]	(126)	(73)	(53)	72.6%	(73)	(150)	77	(51.3)%
Funds from operations attributable to common stockholders [2]	$32,376	$24,621	$7,755	31.5%	$24,621	$23,348	$1,273	5.5%
Basic FFO per common share	$0.44	$0.36	$0.08	22.2%	$0.36	$0.35	$0.01	2.9%
Diluted FFO per common share	$0.44	$0.36	$0.08	22.2%	$0.36	$0.35	$0.01	2.9%
Weighted average basic common shares	73,380,519	68,245,315			68,245,315	66,706,245
Weighted average diluted common shares	73,735,244	68,652,454			68,652,454	67,000,815

	For the Year Ended December 31,				For the Year Ended December 31,
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Net income	$87,254	$79,795	$7,459	9.3%	$79,795	$55,516	$24,279	43.7%
Gain on sales of real estate investments	(16,627)	(26,766)	10,139	(37.9)%	(26,766)	(9,391)	(17,375)	185.0%
Depreciation and amortization	50,687	45,875	4,812	10.5%	45,875	44,015	1,860	4.2%
Non-real estate depreciation	(74)	(70)	(4)	5.7%	(70)	(108)	38	(35.2)%
Allocation to participating securities [1]	(428)	(496)	68	(13.7)%	(496)	(565)	69	(12.2)%
Funds from operations attributable to common stockholders [2]	$120,812	$98,338	$22,474	22.9%	$98,338	$89,467	$8,871	9.9%
Basic FFO per common share	1.71	$1.45	$0.26	17.9%	1.45	$1.39	$0.06	4.3%
Diluted FFO per common share	1.71	$1.44	$0.27	18.8%	1.44	$1.38	$0.06	4.3%
Weighted average basic common shares	70,534,202	67,762,927			67,762,927	64,428,406
Weighted average diluted common shares	70,793,670	68,170,066			68,170,066	64,722,976
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 288,976, 203,729 and 426,985 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2021, 2020 and 2019, respectively, and 245,075, 341,673 and 402,380 of weighted average unvested restricted shares outstanding for the years ended December 31, 2021, 2020 and 2019, respectively.
2Includes performance share award expense of approximately $1.3 million, $2.9 million and $1.8 million for the three months ended December 31, 2021, 2020 and 2019, respectively, and approximately $5.3 million, $6.6 million and

$8.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. See “Note 10 – Stockholders’ Equity” in our notes to consolidated financial statements for more information regarding our performance share awards.
FFO increased by approximately $7.8 million and $22.5 million for the three months and years ended December 31, 2021, respectively, compared to the same periods from the prior year due primarily to same store NOI growth of approximately $4.2 million and $15.5 million for the three months and years ended December 31, 2021, respectively, compared to the same periods from the prior year, as well as property acquisitions during 2021. The FFO increase was partially offset by increased weighted average common shares outstanding and increased general and administrative expenses due to additional headcount, for the three months and year ended December 31, 2021 compared to the same periods from the prior year.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months and years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Net income	$32,259	$13,513	$18,746	138.7%	$13,513	$14,821	$(1,308)	(8.8)%
Gain on sales of real estate investments	(13,442)	—	(13,442)	n/a	—	(3,144)	3,144	n/a
Depreciation and amortization	13,707	11,192	2,515	22.5%	11,192	11,847	(655)	(5.5)%
Interest expense, including amortization	5,207	4,195	1,012	24.1%	4,195	4,069	126	3.1%
Loss on extinguishment of debt	—	—	—	n/a	—	189	(189)	n/a
Stock-based compensation	2,547	3,472	(925)	(26.6)%	3,472	2,492	980	39.3%
Acquisition costs	—	85	(85)	n/a	85	(3)	88	n/a
Adjusted EBITDA	$40,278	$32,457	$7,821	24.1%	$32,457	$30,271	$2,186	7.2%

	For the Year Ended December 31,				For the Year Ended December 31,
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Net income	$87,254	$79,795	$7,459	9.3%	$79,795	$55,516	$24,279	43.7%
Gain on sales of real estate investments	(16,627)	(26,766)	10,139	(37.9)%	(26,766)	(9,391)	(17,375)	185.0%
Depreciation and amortization	50,687	45,875	4,812	10.5%	45,875	44,015	1,860	4.2%
Interest expense, including amortization	18,054	15,997	2,057	12.9%	15,997	16,338	(341)	(2.1)%
Loss on extinguishment of debt	—	—	—	n/a	—	189	(189)	n/a
Stock-based compensation	9,554	9,826	(272)	(2.8)%	9,826	10,644	(818)	(7.7)%
Acquisition costs	172	271	(99)	(36.5)%	271	45	226	502.2%
Adjusted EBITDA	$149,094	$124,998	$24,096	19.3%	$124,998	$117,356	$7,642	6.5%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool for the comparison of the three months and years ended December 31, 2021 and 2020 includes all properties that were owned and in operation as of December 31, 2021 and since January 1, 2020 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of December 31, 2021. As of December 31, 2021, the same store pool consisted of 210 buildings aggregating approximately 12.5 million square feet representing approximately 83.0% of our total square feet owned and 19 improved land parcels containing approximately 79.6 acres. The same store pool for the comparison of the three months and years ended December 31, 2020 and 2019 includes all properties that were owned as of December 31, 2020 and since January 1, 2019 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2020. As of December 31, 2020, the same store pool consisted of 198 buildings aggregating approximately 12.0 million square feet representing approximately 91.1% of our total square feet owned and 14 improved land parcels containing approximately 54.2 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.
The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months and years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended December 31,						For the Three Months Ended December 31,
	2021		2020		$ Change	% Change	2020		2019		$ Change	% Change
Net income [1]	$32,259		$13,513		$18,746	138.7%	$13,513		$14,821		$(1,308)	(8.8)%
Depreciation and amortization	13,707		11,192		2,515	22.5%	11,192		11,847		(655)	(5.5)%
General and administrative	7,716		6,936		780	11.2%	6,936		6,072		864	14.2%
Acquisition costs	—		85		(85)	n/a	85		(3)		88	n/a
Total other income and expenses	(8,372)		4,127		(12,499)	n/a	4,127		470		3,657	778.1
Net operating income	45,310		35,853		9,457	26.4%	35,853		33,207		2,646	8.0%
Less non-same store NOI	(7,094)	[2]	(1,859)	[2]	(5,235)	281.6%	(5,091)	[3]	(4,125)	[3]	(966)	23.4%
Same store NOI [4]	$38,216		$33,994		$4,222	12.4%	$30,762		$29,082		$1,680	5.8%
Less straight-line rents and amortization of lease intangibles [5]	(2,388)		(2,117)		(271)	12.8%	(1,257)		(921)		(336)	36.5%
Cash-basis same store NOI	$35,828		$31,877		$3,951	12.4%	$29,505		$28,161		$1,344	4.8%
Less termination fee income	(148)		(75)		(73)	97.3%	(75)		(143)		68	(47.6)%
Cash-basis same store NOI excluding termination fees	$35,680		$31,802		$3,878	12.2%	$29,430		$28,018		$1,412	5.0%
1Includes approximately $0.1 million of lease termination income for the three months ended December 31, 2021, 2020 and 2019.
2Includes 2020 and 2021 acquisitions and dispositions, seventeen improved land parcels consisting of approximately 47.5 acres, four properties under redevelopment and one completed redevelopment property with an aggregate book value of approximately $66.6 million as of December 31, 2021.
3Includes 2019 and 2020 acquisitions and dispositions, eleven improved land parcels consisting of approximately 37.3 acres, one property under redevelopment and two completed redevelopment properties with an aggregate gross book value of approximately $49.3 million as of December 31, 2020.
4Includes $0.1 million of lease termination income for the three months ended December 31, 2021, 2020 and 2019.
5Includes straight-line rents and amortization of lease intangibles for the same store pool only.

	For the Year Ended December 31,						For the Year Ended December 31,
	2021		2020		$ Change	% Change	2020		2019		$ Change	% Change
Net income [1]	$87,254		$79,795		$7,459	9.3%	$79,795		$55,516		$24,279	43.7%
Depreciation and amortization	50,687		45,875		4,812	10.5%	45,875		44,015		1,860	4.2%
General and administrative	26,964		23,489		3,475	14.8%	23,489		23,924		(435)	(1.8)%
Acquisition costs	172		271		(99)	(36.5)%	271		45		226	502.2%
Total other income and expenses	605		(11,642)		12,247	n/a	(11,642)		3,321		(14,963)	n/a
Net operating income	165,682		137,788		27,894	20.2%	137,788		126,821		10,967	8.6%
Less non-same store NOI	(19,556)	[2]	(7,204)	[2]	(12,352)	171.5%	(19,070)	[3]	(11,360)	[3]	(7,710)	67.9%
Same store NOI [4]	$146,126		$130,584		$15,542	11.9%	$118,718		$115,461		$3,257	2.8%
Less straight-line rents and amortization of lease intangibles [5]	(10,021)		(4,284)		(5,737)	133.9%	(447)		(5,693)		5,246	(92.1)%
Cash-basis same store NOI	$136,105		$126,300		$9,805	7.8%	$118,271		$109,768		$8,503	7.7%
Less termination fee income	(309)		(3,717)		3,408	(91.7)%	(3,696)		(346)		(3,350)	968.2%
Cash-basis same store NOI excluding termination fees	$135,796		$122,583		$13,213	10.8%	$114,575		$109,422		$5,153	4.7%
1Includes approximately $1.0 million, $3.8 million and $0.3 million of lease termination income for the year ended December 31, 2021, 2020 and 2019, respectively.
2Includes 2020 and 2021 acquisitions and dispositions, seventeen improved land parcels consisting of approximately 47.5 acres, four properties under redevelopment and one completed redevelopment property with an aggregate book value of approximately $66.6 million as of December 31, 2021.
3Includes 2019 and 2020 acquisitions and dispositions, eleven improved land parcels consisting of approximately 37.3 acres, one property under redevelopment and two completed redevelopment properties with an aggregate gross book value of approximately $49.3 million as of December 31, 2020.
4Includes approximately $0.3 million, $3.7 million and $0.3 million of lease termination income for the years ended December 31, 2021, 2020 and 2019, respectively.
5Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $4.0 million for the three months ended December 31, 2021 compared to the same period from the prior year due to increased rental revenue on new and renewed leases and contractual rent increases. For the three months ended December 31, 2021 and 2020, total contractual rent abatements of approximately $0.5 million and $0.8 million, respectively, were given to certain tenants in the same-store pool and approximately $0.1 million and $0.1 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.2 million of the increase in cash-basis same store NOI for the three months ended December 31, 2021 related to properties that were acquired vacant or with near term expirations in 2019.

Cash-basis same store NOI increased by approximately $9.8 million for the year ended December 31, 2021 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and increased occupancy. For the year ended December 31, 2021 and 2020, total contractual rent abatements of approximately $2.7 million and $3.2 million, respectively, were given to certain tenants in the same-store pool and approximately $0.3 million and $3.7 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $2.3 million of the increase in cash-basis same store NOI for the year ended December 31, 2021 related to properties that were acquired vacant or with near term expirations in 2019.

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
As of December 31, 2021, we had $100.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. See “Note 8 - Derivative Financial Instruments” in our notes to consolidated financial statements for more information regarding our prior interest rate cap. Amounts borrowed under our Amended Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 1.2% as of December 31, 2021. If the LIBOR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.3 million annually on the total of the outstanding balances on our Amended Facility as of December 31, 2021.

In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of certain LIBOR settings after 2021, while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. While this announcement extended the transition period to June 2023, the United States Federal Reserve Board and other regulatory bodies concurrently issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. In the U.S., the Alternative Reference Rates Committee (“ARRC”), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended that the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. The Amended Facility, which we entered into in August 2021, provides for the replacement of LIBOR if it becomes unavailable during the term of the facility. However, for some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract.

The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but if our contracts indexed to LIBOR, including certain contracts governing our variable rate debt and our interest rate swaps, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.
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
Terreno Realty Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment, management of Terreno Realty Corporation believes that, as of December 31, 2021, the company’s internal control over financial reporting is effective based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K (which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2021).

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Terreno Realty Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 of the Company and our report dated February 9, 2022 expressed an unqualified opinion thereon.

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
February 9, 2022

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
On February 8, 2022, Gabriela F. Parcella informed us that she would not stand for re-election at our 2022 Annual Meeting of Stockholders (the “Annual Meeting”) in order to focus on other commitments. Ms. Parcella will continue to serve on our board of directors and maintain her committee memberships, including her position as chair of the nominating and corporate governance committee through the Annual Meeting. Ms. Parcella’s decision not to stand for re-election was not the result of any disagreement with us on any matter relating to our operations, policies or practices.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.
Part III

Item 10.     Directors, Executive Officers and Corporate Governance.
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 11.     Executive Compensation.

The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

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

Item 16.     Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Terreno Realty Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of acquired properties
Description of matter
During the year ended December 31, 2021, the Company completed 34 real estate acquisitions for a total purchase price of $682 million. The properties were acquired from unrelated third parties. As further discussed in Notes 2 and 4 of the consolidated financial statements, the transactions were accounted for as asset acquisitions. The purchase price for each acquisition was allocated to the individual acquired assets and liabilities based on their relative fair values.

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

To test the purchase price allocations to the assets and liabilities acquired, our audit procedures included, among others, review of the purchase agreements, assessing the methodologies and testing the significant assumptions discussed above used to value the components of the acquired properties. We compared land comparative sales values, building replacement cost and depreciation estimates, market rental rates, discount rate and market rental growth rates with external market data, and the incorporation of these assumptions in the cash flow projections and overall valuation conclusions. We also tested the completeness and accuracy of the underlying data. We involved our valuation specialists to assist in the assessment of the methodology utilized by the Company and to test certain of the assumptions used in the valuation of land, building and above and below market intangibles.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2012.

San Francisco, California

February 9, 2022

Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	December 31, 2021	December 31, 2020

ASSETS
Investments in real estate
Land	$1,556,952	$1,138,233
Buildings and improvements	1,210,591	942,688
Construction in progress	65,157	61,448
Intangible assets	114,126	88,859
Total investments in properties	2,946,826	2,231,228
Accumulated depreciation and amortization	(279,062)	(238,073)
Net investments in real estate	2,667,764	1,993,155
Cash and cash equivalents	204,404	107,180
Restricted cash	397	656
Other assets, net	51,650	38,829
Total assets	$2,924,215	$2,139,820
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable, net	99,495	99,791
Senior unsecured notes, net	621,175	348,063
Mortgage loan payable, net	—	11,264
Security deposits	23,914	13,870
Intangible liabilities, net	51,025	24,608
Dividends payable	25,618	19,870
Performance share awards payable	—	7,482
Accounts payable and other liabilities	45,025	26,688
Total liabilities	866,252	551,636
Commitments and contingencies (Note 12)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 75,068,575 and 68,376,364 shares issued and outstanding at December 31, 2021 and 2020, respectively.	752	686
Additional paid-in capital	2,069,604	1,589,301
Common stock held in deferred compensation plan, 275,727 and 139,224 shares at December 31, 2021 and 2020, respectively.	(15,197)	(7,546)
Retained earnings	2,804	5,926
Accumulated other comprehensive loss	—	(183)
Total stockholders’ equity	2,057,963	1,588,184
Total liabilities and equity	$2,924,215	$2,139,820
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)

	For the Year Ended December 31,
	2021	2020	2019
REVENUES
Rental revenues and tenant expense reimbursements	$221,930	$186,884	$171,022
Total revenues	221,930	186,884	171,022
COSTS AND EXPENSES
Property operating expenses	56,248	49,096	44,201
Depreciation and amortization	50,687	45,875	44,015
General and administrative	26,964	23,489	23,924
Acquisition costs	172	271	45
Total costs and expenses	134,071	118,731	112,185
OTHER INCOME (EXPENSE)
Interest and other income	822	873	3,815
Interest expense, including amortization	(18,054)	(15,997)	(16,338)
Loss on extinguishment of debt	—	—	(189)
Gain on sales of real estate investments	16,627	26,766	9,391
Total other income (expense)	(605)	11,642	(3,321)
Net income	87,254	79,795	55,516
Allocation to participating securities	(311)	(400)	(351)
Net income available to common stockholders	$86,943	$79,395	$55,165
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$1.23	$1.17	$0.86
Net income available to common stockholders - diluted	$1.23	$1.16	$0.85
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	70,534,202	67,762,927	64,428,406
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	70,793,670	68,170,066	64,722,976
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income	$87,254	$79,795	$55,516
Other comprehensive income:
Cash flow hedge adjustment	183	254	324
Comprehensive income	$87,437	$80,049	$55,840
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings	Accumulated Other Comprehensive Loss
	Number of Shares	Amount						Total
Balance as of December 31, 2018	61,013,711	$610	$1,233,763	—	$—	$14,185	$(761)	$1,247,797
Net income	—	—	—	—	—	55,516	—	55,516
Issuance of common stock, net of issuance costs of $4,593	6,271,863	63	280,436	—	—	—	—	280,499
Repurchase of common stock related to employee awards	(143,886)	—	(3,959)	—	—	—	—	(3,959)
Issuance of restricted stock	111,099	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,026	—	—	—	—	4,026
Common stock dividends ($1.02 per share)	—	—	—	—	—	(67,080)	—	(67,080)
Other comprehensive income	—	—	—	—	—	—	324	324
Balance as of December 31, 2019	67,252,787	673	1,514,266	—	—	2,621	(437)	1,517,123
Net income	—	—	—	—	—	79,795	—	79,795
Issuance of common stock, net of issuance costs of $1,406	1,344,281	13	70,638	—	—	—	—	70,651
Forfeiture of common stock related to employee awards	(5,146)	—	(265)	—	—	—	—	(265)
Repurchase of common stock related to employee awards	(154,375)	—	(9,572)	—	—	—	—	(9,572)
Issuance of restricted stock	78,041	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,688	—	—	—	—	6,688
Common stock dividends ($1.12 per share)	—	—	—	—	—	(76,490)	—	(76,490)
Deposits to deferred compensation plan	(139,224)	—	7,546	139,224	(7,546)	—	—	—
Other comprehensive income	—	—	—	—	—	—	254	254
Balance as of December 31, 2020	68,376,364	686	1,589,301	139,224	(7,546)	5,926	(183)	1,588,184
Net income	—	—	—	—	—	87,254	—	87,254
Issuance of common stock, net of issuance costs of $6,123	6,736,455	66	463,680	—	—	—	—	463,746
Forfeiture of common stock related to employee awards	(776)	—	—	—	—	—	—	—
Repurchase of common stock related to employee awards	(6,534)	—	(582)	—	—	—	—	(582)
Issuance of restricted stock	99,569	—	—	—	—	—	—	—
Stock-based compensation	—	—	9,554	—	—	—	—	9,554
Common stock dividends ($1.26 per share)	—	—	—	—	—	(90,376)	—	(90,376)
Deposits to deferred compensation plan	(136,503)	—	7,651	136,503	(7,651)	—	—	—
Other comprehensive income	—	—	—	—	—	—	183	183
Balance as of December 31, 2021	75,068,575	$752	$2,069,604	275,727	$(15,197)	$2,804	$—	$2,057,963

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$87,254	$79,795	$55,516
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(8,683)	(361)	(2,597)
Amortization of lease intangibles	(7,686)	(5,420)	(4,682)
Depreciation and amortization	50,687	45,875	44,015
Loss on extinguishment of debt	—	—	189
Gain on sales of real estate investments	(16,627)	(26,766)	(9,391)
Deferred financing cost amortization	1,335	1,391	1,562
Deferred senior secured loan fee amortization	—	(57)	(531)
Stock-based compensation	9,554	9,826	10,644
Changes in assets and liabilities
Other assets	(3,669)	(3,911)	(1,579)
Accounts payable and other liabilities	20,043	678	1,542
Net cash provided by operating activities	132,208	101,050	94,688
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(644,956)	(98,088)	(238,661)
Proceeds from sales of real estate investments, net	41,082	70,685	47,133
Additions to construction in progress	(11,274)	(8,989)	(27,884)
Additions to buildings, improvements and leasing costs	(51,290)	(31,611)	(32,070)
Repayments on senior secured loan	—	15,915	—
Net cash used in investing activities	(666,438)	(52,088)	(251,482)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	462,386	64,767	278,058
Issuance costs on issuance of common stock	(5,683)	(940)	(4,023)
Repurchase of common stock related to employee awards	(582)	(9,837)	(3,959)
Borrowings on credit facility	75,000	—	17,000
Payments on credit facility	(75,000)	—	(36,000)
Payments on term loans payable	—	—	(50,000)
Borrowings on senior unsecured notes	275,000	—	100,000
Payments on mortgage loans payable	(11,271)	(33,077)	(1,514)
Payment of deferred financing costs	(4,027)	—	(943)
Dividends paid to common stockholders	(84,628)	(74,778)	(63,565)
Net cash provided by (used in) financing activities	631,195	(53,865)	235,054
Net increase (decrease) in cash and cash equivalents and restricted cash	96,965	(4,903)	78,260
Cash and cash equivalents and restricted cash at beginning of year	107,836	112,739	34,479
Cash and cash equivalents and restricted cash at end of year	$204,801	$107,836	$112,739
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	15,144	16,315	18,351
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	16,873	10,552	12,498
Non-cash issuance of common stock to the deferred compensation plan	(7,651)	(7,546)	—
Non-cash repayment of senior secured loan	—	—	(39,085)
Lease liability arising from recognition of right-of-use asset	3,287	—	647
Reconciliation of cash paid for property acquisitions
Acquisition of properties	681,970	100,391	250,506
Assumption of other assets and liabilities	(37,014)	(2,303)	(11,845)
Net cash paid for property acquisitions	$644,956	$98,088	$238,661

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Notes to Consolidated Financial Statements

Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these notes to the consolidated financial statements are unaudited. As of December 31, 2021, the Company owned 253 buildings aggregating approximately 15.1 million square feet, 36 improved land parcels consisting of approximately 127.1 acres and four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.2 million square feet and two improved land parcels aggregating approximately 12.1 acres.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the years ended December 31, 2021, 2020 or 2019.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $7.7 million, $5.4 million and $4.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of December 31, 2021 was 7.0 years. As of December 31, 2021 and 2020, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	December 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$110,351	$(72,266)	$38,085	$85,026	$(64,668)	$20,358
Above-market leases	3,775	(3,706)	69	3,833	(3,697)	136
Below-market leases	(78,753)	27,728	(51,025)	(45,798)	21,190	(24,608)
Total	$35,373	$(48,244)	$(12,871)	$43,061	$(47,175)	$(4,114)

Projected net amortization of the intangible assets and liabilities for the next five years and thereafter as of December 31, 2021 is as follows (dollars in thousands):

2022	$615
2023	279
2024	(734)
2025	(1,245)
2026	(1,330)
Thereafter	(10,456)
Total	$(12,871)
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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Beginning
Cash and cash equivalents at beginning of year	$107,180	$110,082	$31,004
Restricted cash	656	2,657	3,475
Cash and cash equivalents and restricted cash	107,836	112,739	34,479
Ending
Cash and cash equivalents at end of year	204,404	107,180	110,082
Restricted cash	397	656	2,657
Cash and cash equivalents and restricted cash	204,801	107,836	112,739
Net increase (decrease) in cash and cash equivalents and restricted cash	$96,965	$(4,903)	$78,260

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
As of December 31, 2021 and 2020, approximately $39.7 million and $32.5 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.5 million and $0.9 million as of December 31, 2021 and 2020, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of accumulated amortization in the aggregate of approximately $10.6 million and $9.4 million as of December 31, 2021 and 2020, respectively.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of December 31, 2021 and 2020, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of December 31, 2021, include years 2018 to 2020 for federal purposes.
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

As of December 31, 2021, the Company owned 62 buildings aggregating approximately 3.4 million square feet and 10 improved land parcels consisting of approximately 54.2 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 27.3% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of December 31, 2021, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent for the years ended December 31, 2021, 2020 and 2019.
Note 4. Investments in Real Estate
During the year ended December 31, 2021, the Company acquired 34 industrial properties with a total initial investment, including acquisition costs, of approximately $682.0 million, of which $446.3 million was recorded to land, $206.8 million to buildings and improvements, and $28.9 million to intangible assets. Additionally, the Company assumed $37.4 million in liabilities.
The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2021:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)[1]	Acreage
256 Paterson Plank	Carlstadt, NJ	January 13, 2021	1	16,159	$10,625	—
117th Place NE	Kirkland, WA	February 25, 2021	1	126,721	33,750	—
Countyline #24 & #25	Hialeah, FL	March 17, 2021	2	273,577	48,114	—
Edison	San Leandro, CA	March 31, 2021	3	112,392	17,600	—
73rd Street	Miami, FL	April 6, 2021	—	—	5,800	5.8
68th Kent	Kent, WA	April 13, 2021	2	67,120	10,000	—
East Gish	San Jose, CA	April 22, 2021	—	—	8,004	2.2
Gramercy Place	Torrance, CA	May 12, 2021	1	17,407	6,290	—
Occidental Avenue	Seattle, WA	May 12, 2021	3	51,853	16,450	—
SW 16th Street	Renton, WA	June 14, 2021	—	—	7,615	2.9
Countyline #26	Hialeah, FL	July 14, 2021	1	220,942	39,409	—
13020 & 13030 Cerise	Hawthorne, CA	July 14, 2021	2	21,846	8,075	—
1150 & 1250 W. Trenton Ave	Orange, CA	July 30, 2021	2	34,224	9,335	—
MLK 9801	Seattle, WA	August 11, 2021	—	—	11,900	3.1
MLK 9845	Seattle, WA	August 11, 2021	—	—	15,750	3.4
MLK 9600	Seattle, WA	August 11, 2021	—	—	22,350	5.2
Foley Street	Hayward, CA	August 26, 2021	2	40,504	8,250	—
Paterson Plank III	Carlstadt, NJ	August 27, 2021	—	—	17,850	4.9
97 Third Street	Kearny, NJ	September 27, 2021	—	—	26,250	5.4
13025 Cerise	Hawthorne, CA	September 30, 2021	1	21,000	7,875	—
Woodinville	Woodinville, WA	October 1, 2021	1	84,238	23,600	—
190 Morgan	Brooklyn, NY	October 12, 2021	1	11,881	4,450	—
San Pedro	Gardena, CA	October 15, 2021	—	—	8,800	2.0
228 North Avenue	Elizabeth, NJ	October 20, 2021	1	30,978	44,000	—
Pickett	Alexandria, VA	October 29, 2021	1	27,683	9,000	—
Berryessa	San Jose, CA	October 29, 2021	—	—	23,000	7.2
768 772 Ceres	Los Angeles, CA	November 18, 2021	2	16,887	7,661	—
Tuxedo	Hyattsville, MD	November 23, 2021	—	—	8,000	2.9
Maple II	Rancho Dominguez, CA	November 30, 2021	—	—	13,800	2.3
Eisenhower	Alexandria, VA	December 10, 2021	3	199,396	60,750	—
4501 46th Street	Bladensburg, MD	December 13, 2021	—	—	11,850	4.4
Countyline #27 & #28	Hialeah, FL	December 15, 2021	2	401,906	74,142	—
Woodinville II	Woodinville, WA	December 23, 2021	2	118,310	33,500	—
Willows	Redmond, WA	December 27, 2021	—	—	3,500	0.8
Total/Weighted Average			34	1,895,024	$657,345	52.5
1Excludes intangible liabilities and mortgage premiums, if any. The total aggregate initial investment was approximately $682.0 million, including $12.6 million in capitalized closing costs and acquisition costs and $34.2 million in assumed intangible liabilities and $22.1 million in other credits related to near term capital expenditures at the Countyline #24 & #25, Countyline #26 and Countyline #27 & #28 properties.
The Company recorded revenues and net income for the year ended December 31, 2021 of approximately $12.6 million and $4.0 million, respectively, related to the 2021 acquisitions.
During the year ended December 31, 2020, the Company acquired 11 industrial properties with a total initial investment, including acquisition costs, of approximately $100.4 million, of which $78.8 million was recorded to land, $17.0 million to buildings and improvements, and $4.6 million to intangible assets. Additionally, the Company assumed $2.2 million in liabilities.
The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2020:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Acreage
Old Bayshore	San Jose, CA	March 12, 2020	—	—	$11,784	2.7
Gladwick	Rancho Dominguez, CA	March 12, 2020	1	65,670	17,950	—
84th Kent	Kent, WA	April 17, 2020	—	—	4,500	2.8
Hudson	Seattle, WA	May 31, 2020	1	13,000	5,611	—
Starlite Street	South San Francisco, CA	July 10, 2020	1	22,275	6,300	—
Aviation Blvd	Inglewood, CA	October 26, 2020	—	—	10,000	1.9
Porter Street	Los Angeles, CA	November 5, 2020	1	12,618	4,400	—
SE 32nd Street	Bellevue, WA	November 6, 2020	1	38,883	11,737	—
Maple Street	Rancho Dominguez, CA	December 5, 2020	—	—	9,750	2.5
E. Marginal	Tukwila, WA	December 30, 2020	—	—	6,625	2.1
McLaren	Irvine, CA	December 30, 2020	1	11,348	8,000	—
Total/Weighted Average			6	163,794	$96,657	12.0
1Excludes intangible liabilities and mortgage premiums, if any. The total aggregate initial investment was approximately $100.4 million, including $1.6 million in capitalized closing costs and acquisition costs and $2.2 million in assumed intangible liabilities.
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
As of December 31, 2021, the Company had four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.2 million square feet and two improved land parcels aggregating approximately 12.1 acres with a total expected investment of approximately $75.8 million, including redevelopment costs, capitalized interest and other costs. During the fourth quarter of 2021, the Company completed redevelopment of its Sodo Row - North & South property in Seattle, Washington, an approximately 0.2 million square foot redevelopment property. The total investment was approximately $62.8 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.7 million, $1.6 million and $3.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of December 31, 2021 and 2020, the Company did not have any properties held for sale.
During the year ended December 31, 2021, the Company sold one property located in the Seattle market for a sales price of approximately $10.3 million, resulting in a gain of approximately $3.2 million, and one property located in the New York/New Jersey market for a sales price of approximately $32.7 million, resulting in a gain of approximately $13.4 million.
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
Note 6. Debt
The following table summarizes the components of the Company’s indebtedness as of December 31, 2021 and 2020 (dollars in thousands):

	2021	2020	Margin Above LIBOR	Interest Rate [1]	Contractual Maturity Date
Unsecured and Secured Debt:
Unsecured Debt:
Credit Facility	$—	$—	1.0% [2]	n/a	8/20/2025
5-Year Term Loan B	100,000	100,000	1.2% [2]	1.2% [3]	1/1/2027
$50M 7-Year Unsecured [5]	50,000	50,000	n/a	4.2%	9/1/2022
$100M 7-Year Unsecured [5]	100,000	100,000	n/a	3.8%	7/14/2024
$50M 10-Year Unsecured [5]	50,000	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [5]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [5]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [5]	100,000	—	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [5]	125,000	—	n/a	2.4%	8/8/2030
$50M 10-Year Unsecured [5]	50,000	—	n/a	2.8%	7/15/2031
Total Unsecured Debt	725,000	450,000

Secured Debt:
Belleville [4]	—	11,271	n/a	5.5%	4/1/2021
Total Secured Debt	—	11,271
Total Unsecured and Secured Debt	725,000	461,271
Less: Unamortized premium/discount and debt issuance costs	(4,330)	(2,153)
Total	$720,670	$459,118
1Reflects the contractual interest rate under the terms of each loan as of December 31, 2021. See footnote (3) below. Excludes the effects of unamortized debt issuance costs and unamortized fair market value premiums, if any.
2The interest rates on these loans are comprised of LIBOR plus a LIBOR margin. The LIBOR margins will range from 1.00% to 1.45% (1.00% as of December 31, 2021) for the revolving credit facility and 1.15% to 1.65% (1.15% as of December 31, 2021) for the $100.0 million term loan, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
3As of December 31, 2020, interest on $50.0 million of the $100.0 million term loan was effectively capped through the use of an interest rate cap that expired on May 4, 2021. See “Note 8 - Derivative Financial Instruments” for more information regarding the Company’s prior interest rate cap.
4Loan was collateralized by one property as of December 31, 2020.
5Collectively, the “Senior Unsecured Notes”.

On August 20, 2021, a subsidiary of the Company entered into a Sixth Amended and Restated Senior Credit Agreement (the “Amended Facility”) which consists of a $250.0 million revolving credit facility that matures in August 2025 and a $100.0 million term loan that matures in January 2027. Among other things, the Amended Facility extended the maturity date of the revolving credit facility and the $100.0 million term loan. As of both December 31, 2021 and 2020, there were no borrowings outstanding on the revolving credit facility and $100.0 million of borrowings outstanding on the term loan. As of December 31, 2021, the Company had no interest rate caps. As of December 31, 2020, the Company had one interest rate cap to hedge the variable cash flows associated with $50.0 million of its $100.0 variable-rate term loan, which expired on May 4, 2021. See “Note 8 - Derivative Financial Instruments” for more information regarding the Company’s prior interest rate cap.
The aggregate amount of the Amended Facility may be increased to a total of up to $650.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loan, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Amended Facility plus 1.25%. The applicable LIBOR margin will range from 1.00% to 1.45% (1.00% as of December 31, 2021) for the revolving credit facility and 1.15% to 1.65% (1.15% as of December 31, 2021) for the $100.0 million term loan, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of December 31, 2021 and 2020.
During the year ended December 31, 2021, the Company fully repaid its $11.3 million mortgage loan payable. As of December 31, 2020, this mortgage loan payable, net of deferred financing costs, totaled approximately $11.3 million, and bore interest at a weighted average fixed annual rate of 5.5%. The mortgage loan payable was collateralized by one property. As of December 31, 2020, the total gross book value of the property securing the debt was approximately $32.7 million. As of December 31, 2021, the Company did not have any encumbered properties.
The scheduled principal payments of the Company’s debt as of December 31, 2021 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2022	$—	$—	$50,000	$50,000
2023	—	—	—	—
2024	—	—	100,000	100,000
2025	—	—	—	—
2026	—	—	50,000	50,000
Thereafter	—	100,000	425,000	525,000
Total debt	—	100,000	625,000	725,000
Deferred financing costs, net	—	(505)	(3,825)	(4,330)
Total debt, net	$—	$99,495	$621,175	$720,670
Weighted average interest rate	n/a	1.2%	3.2%	2.9%
Note 7. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of December 31, 2021. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2022	$177,822
2023	161,239
2024	139,955
2025	115,919
2026	90,491
Thereafter	188,173
Total	$873,599
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

The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in AOCI on derivatives (effective portion)	$—	$—	$(26)
Amount of gain reclassified from AOCI into interest expense (effective portion)	$183	$254	$350
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
Financial Instruments Disclosed at Fair Value
As of December 31, 2021 and 2020, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s mortgage loan payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.
The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of December 31, 2021 and 2020 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
December 31, 2021	$743,592	$—	$743,592	$—	$720,670
December 31, 2020	$481,809	$—	$481,809	$—	$459,118
Note 10. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million ($221.4 million remaining as of December 31, 2021) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $300 Million ATM Program, the Company had a previous at-the-market equity offering program (the “Previous $300 Million ATM Program”), which was substantially utilized as of June 10, 2021 and is no longer active. Actual sales under the $300 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the year ended December 31, 2021, the Company issued an aggregate of 2,569,771 shares of common stock at a weighted average offering price of $63.23 per share under the Previous $300 Million ATM Program and the $300 Million ATM Program, resulting in net proceeds of approximately $160.1 million and paying total compensation to the applicable sales agents of approximately $2.4 million. During the year ended December 31, 2020, the Company issued an aggregate of 1,197,597 shares of common stock at a weighted average offering price of $54.08 per share under the Previous $300 Million ATM Program, resulting in net proceeds of approximately $63.8 million, and paying total compensation to the applicable sales agents of approximately $0.9 million.

On November 8, 2021, the Company completed a public offering of 3,500,000 shares of common stock at a price per share of $74.50. On November 10, 2021, the Company sold an additional 525,000 shares upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the offering were approximately $296.5 million after deducting the underwriting discount and offering costs of approximately $3.3 million. The Company intends to use the net proceeds for general corporate purposes, which may include, without limitation, working capital, repayment of indebtedness, future acquisitions and redevelopments.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2022. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2021, the Company had not repurchased any shares of stock pursuant to its share repurchase program.
In connection with the Annual Meeting of Stockholders on May 4, 2021, the Company granted a total of 10,362 shares of the Company's common unrestricted stock to its independent directors under the 2019 Plan with a grant date fair value per share of $63.70. The grant date fair value of the common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.7 million in compensation costs for the year ended December 31, 2021 related to this issuance.
The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the years ended December 31, 2021 and 2020, 136,503 and 139,224 shares of common stock, respectively, were deposited into the Deferred Compensation Plan.
As of December 31, 2021, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 1,000,935 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2021 ranged from $14.20 to $75.28. The fair value of the restricted stock that was granted during the year ended December 31, 2021 was approximately $6.6 million and the vesting period for the restricted stock is typically between one and five years. As of December 31, 2021, the Company had approximately $10.8 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.1 years. The Company recognized compensation costs of approximately $3.6 million, $2.6 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the years ended December 31, 2021, 2020 and 2019:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2018	383,930	$22.98
Granted	111,099	46.99
Forfeited	(52,892)	31.02
Vested	(15,367)	23.90
Non-vested shares outstanding as of December 31, 2019	426,770	28.20
Granted	78,041	60.11
Forfeited	(5,146)	51.58
Vested	(295,936)	21.07
Non-vested shares outstanding as of December 31, 2020	203,729	50.19
Granted	99,569	65.90
Forfeited	(776)	59.29
Vested	(13,336)	43.04
Non-vested shares outstanding as of December 31, 2021	289,186	$55.90
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2021:

Non-vested Shares Vesting Schedule	Number of Shares
2022	42,295
2023	45,973
2024	92,056
2025	57,540
2026	51,322
Thereafter	—
Total Non-vested Shares	289,186
Long-Term Incentive Plan:
As of December 31, 2021, there are three open performance measurement periods for the Performance Share awards: January 1, 2019 to December 31, 2021, January 1, 2020 to December 31, 2022, and January 1, 2021 to December 31, 2023. During the year ended December 31, 2021, the Company issued 131,322 shares of common stock at a price of $55.75 per share related to the Performance Share awards for the performance period from January 1, 2018 to December 31, 2020. The expense related to the open Performance Share awards granted prior to January 1, 2019 varies quarter to quarter based on the Company’s relative share price performance.

The following table summarizes certain information with respect to the Performance Share awards granted prior to January 1, 2019 (dollars in thousands):

Fair Value Performance Share Period	Maximum Potential Payout	Fair Value December 31, 2021	Accrual December 31, 2021	Expense for the Year Ended December 31,
				2021	2020	2019
January 1, 2018 - December 31, 2020	$—	$—	$—	$—	$3,138	$3,208
January 1, 2017 - December 31, 2019	—	—	—	—	—	3,217
Total	$—	$—	$—	$—	$3,138	$6,425
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
The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant	Expense for the Year Ended December 31,
		2021	2020	2019
January 1, 2019 - December 31, 2021	$4,829	$1,609	$1,610	$1,610
January 1, 2020 - December 31, 2022	5,572	1,858	1,857	—
January 1, 2021 - December 31, 2023	5,469	1,822	—	—
Total	$15,870	$5,289	$3,467	$1,610
Dividends:
The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2021 and 2020:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2021	Common stock	$0.29	February 9, 2021	March 26, 2021	April 9, 2021
June 30, 2021	Common stock	$0.29	May 4, 2021	June 30, 2021	July 14, 2021
September 30, 2021	Common stock	$0.34	August 3, 2021	October 1, 2021	October 15, 2021
December 31, 2021	Common stock	$0.34	November 2, 2021	December 15, 2021	January 5, 2022

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2020	Common stock	$0.27	February 5, 2020	March 27, 2020	April 10, 2020
June 30, 2020	Common stock	$0.27	May 5, 2020	June 30, 2020	July 14, 2020
September 30, 2020	Common stock	$0.29	August 4, 2020	October 2, 2020	October 16, 2020
December 31, 2020	Common stock	$0.29	November 3, 2020	December 15, 2020	January 5, 2021
Note 11. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the years ended December 31, 2021, 2020 and 2019.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 245,075, 341,673 and 402,380 of weighted average unvested restricted shares outstanding for the years ended December 31, 2021, 2020 and 2019, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 259,468, 407,139 and 294,570 for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 12. Commitments and Contingencies
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
Contractual Commitments. As of February 8, 2022, the Company has five outstanding contracts with third-party sellers to acquire five industrial properties for a total purchase price of approximately $125.8 million. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to due diligence and various closing conditions.
As of February 8, 2022, the Company has four non-binding letters of intent with third-party sellers to acquire four industrial properties for a total anticipated purchase price of approximately $94.9 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.
Note 13. Subsequent Events
On February 8, 2022, the Company’s board of directors declared a cash dividend in the amount of $0.34 per share of its common stock payable on April 8, 2022 to the stockholders of record as of the close of business on March 25, 2022.

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation
As of December 31, 2021
(in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2021
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land		Buildings & Improvements		Total	Accumulated Depreciation	Year Acquired	Year Constructed
Los Angeles
104th Street	1	Los Angeles, CA	$—	$3,701	$976	$206	$3,701	$	$1,182	$	$4,883	$129	2017	1951
139th Street	2	Carson, CA	—	21,236	15,783	2	21,236		15,785		37,021	1,677	2017	1965/2003
630 Glasgow	1	Inglewood, CA	—	2,245	1,855	474	2,245		2,329		4,574	810	2011	1988
747 Glasgow	1	Inglewood, CA	—	1,759	1,555	297	1,759		1,852		3,611	526	2014	1981
1150 & 1250 W. Trenton Ave	2	Orange, CA	—	7,491	2,488	—	7,491		2,488		9,979	31	2021	1980 & 1971
13020 & 13030 Cerise	2	Hawthorne, CA	—	6,986	1,371	—	6,986		1,371		8,357	17	2021	1956 & 1958
13025 Cerise	1	Hawthorne, CA	—	6,864	1,330	—	6,864		1,330		8,194	10	2021	1955
14611 Broadway	1	Gardena, CA	—	4,757	1,243	1,551	4,757		2,794		7,551	1,087	2013	1962
19601 Hamilton	1	Torrance, CA	—	7,409	4,072	1,338	7,409		5,410		12,819	1,562	2011	1985
709 Hindry	1	Inglewood, CA	—	2,105	2,972	214	2,105		3,186		5,291	531	2016	1984
Acacia	1	Compton, CA	—	5,143	1,985	203	5,143		2,188		7,331	325	2017	1972
Anderson	5	Los Angeles, CA	—	17,095	1,271	3,037	17,095		4,308		21,403	193	2019	1912-1987
Aviation	—	Inglewood, CA	—	9,544	498	580	9,544		1,078		10,622	32	2020	2013
Ceres Ave	2	Los Angeles, CA	—	4,825	2,833	—	4,825		2,833		7,657	9	2021	2015
Dominguez	—	Los Angeles, CA	—	11,370	1,535	3,235	11,370		4,770		16,140	572	2017
Garfield	5	Commerce, CA	—	27,539	22,694	4,924	27,539		27,618		55,157	9,293	2012	2002
Gladwick	1	Rancho Dominguez, CA	—	11,636	5,998	—	11,636		5,998		17,634	279	2020	2009
Gramercy Place	1	Torrance, CA	—	4,846	1,503	160	4,846		1,664		6,510	31	2021	2015
Hawthorne	8	Hawthorne, CA	—	17,226	10,069	2,253	17,226		12,322		29,548	1,824	2017	1952/1986
Las Hermanas	1	Compton, CA	—	3,330	751	805	3,330		1,556		4,886	455	2014	1970
Lynwood	3	Lynwood, CA	—	43,885	—	—	43,885		—		43,885	—	2017	1988
McLaren	1	Irvine, CA	—	7,459	668	—	7,459		668		8,127	25	2020	1982
Manhattan Beach	1	Redondo Beach, CA	—	7,874	5,641	1,182	7,874		6,823		14,697	1,799	2012	1963/1970
Maple	—	Rancho Dominguez, CA	—	9,371	607	592	9,371		1,199		10,570	82	2020	1978
Maple II	—	Rancho Dominguez, CA	—	14,102	183	—	14,102		183		14,285	1	2021
Porter	1	Los Angeles, CA	—	3,791	399	—	3,791		399		4,190	12	2020	1911 & 1968
San Pedro	—	Gardena, CA	—	7,598	1,523	268	7,598		1,791		9,389	17	2021
Shoemaker	—	Santa Fe Springs, CA	—	4,759	1,099	25	4,759		1,124		5,883	119	2018	1986/1997
Slauson	—	Santa Fe Springs, CA	—	4,679	697	957	4,679		1,654		6,333	112	2019	1967/1973
1

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2021
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
South Main	2	Carson, CA	—	16,371	7,045	17,421	16,371	24,466	40,837	7,448	2012/2014	2016
South Main III	1	Gardena, CA	—	11,521	12,467	787	11,521	13,254	24,775	1,517	2017	2016
Telegraph Springs	2	Santa Fe Springs, CA	—	7,063	7,236	571	7,063	7,807	14,870	1,051	2017	2007
Vermont	1	Torrance, CA	—	10,173	7,105	238	10,173	7,343	17,516	822	2018	1978
1215 Walnut	1	Compton, CA	—	6,130	2,522	10	6,130	2,532	8,662	315	2017	1969/1990
Walnut II	1	Compton, CA	—	6,097	5,069	955	6,097	6,024	12,121	648	2018	1969
Northern New Jersey/ New York City
1 Dodge Drive	1	West Caldwell, NJ	—	3,819	2,982	2,307	3,819	5,289	9,108	1,903	2013	1985
17 Madison	1	Fairfield, NJ	—	974	1,647	543	974	2,190	3,164	758	2013	1979
20 Pulaski	1	Bayonne, NJ	—	4,003	4,946	1,864	4,003	6,810	10,813	1,726	2014	1965
22 Madison	1	Fairfield, NJ	—	1,365	1,607	1,140	1,365	2,747	4,112	419	2015	1979
48th 3rd and 286 Central	1	Kearny, NJ	—	12,061	1,664	452	12,061	2,116	14,177	169	2019	1978/1983
49th Street	1	Queens, NY	—	21,674	2,999	1,435	21,674	4,434	26,108	604	2019	1966
50 Kero	2	Carlstadt, NJ	—	10,343	3,876	3,515	10,343	7,391	17,734	1,068	2017	1970
51 Kero	—	Carlstadt, NJ	—	3,236	589	301	3,236	890	4,126	46	2019	1956-1966
74th North Bergen	1	North Bergen, NJ	—	2,933	1,817	1,204	2,933	3,021	5,954	520	2016	1973
81 N. Hackensack	—	Kearny, NJ	—	25,901	—	1,263	25,901	1,263	27,164	66	2019
85 Doremus	—	Newark, NJ	—	5,918	513	26	5,918	539	6,457	63	2018
97 Third Street	—	Kearny, NJ	—	25,580	1,566	535	25,580	2,101	27,681	22	2021	1970
190 Morgan	1	Brooklyn, NY	—	4,363	249	115	4,363	364	4,727	1	2021	1969
341 Michele	1	Carlstadt, NJ	—	2,372	4,798	1,175	2,372	5,973	8,345	1,419	2013	1973
422 Frelinghuysen	—	Newark, NJ	—	16,728	—	6,781	16,728	6,781	23,509	1,036	2017
465 Meadow	1	Carlstadt, NJ	—	713	1,618	256	713	1,874	2,587	371	2013	1972
550 Delancy	1	Newark, NJ	—	9,230	4,855	1,993	9,230	6,848	16,078	1,859	2013	1987
620 Division	1	Elizabeth, NJ	—	6,491	3,568	5,478	6,491	9,046	15,537	3,338	2011	1980
7777 West Side	1	North Bergen, NJ	—	4,525	8,856	—	4,525	8,856	13,381	1,071	2017	1967
900 Hart	1	Piscataway, NJ	—	3,202	3,866	1,356	3,202	5,222	8,424	1,345	2014	1983
901 North	1	Elizabeth, NJ	—	8,035	913	829	8,035	1,742	9,777	558	2016	2016
228 North Ave	1	Elizabeth, NJ	—	40,671	5,218	—	40,671	5,218	45,889	29	2021	1975
256 Patterson Plank	1	Carlstadt, NJ	—	9,478	1,284	1,585	9,478	2,870	12,348	73	2021	1960
Avenue A	4	Carlstadt, NJ	—	7,516	4,660	1,363	7,516	6,023	13,539	953	2017	1951/1957
Belleville	1	Kearny, NJ	—	12,845	18,041	1,808	12,845	19,849	32,694	5,103	2011	2006
Commerce	1	Carlstadt, NJ	—	1,656	1,544	128	1,656	1,672	3,328	155	2018	1969
Dell	1	Carlstadt, NJ	—	6,641	771	548	6,641	1,319	7,960	383	2011	1972
Ethel	2	Piscataway, NJ	—	2,748	3,801	1,684	2,748	5,485	8,233	1,582	2013	1981/1984
Interstate	2	South Brunswick, NJ	—	13,686	12,135	14,721	13,686	26,856	40,542	7,720	2010/2013	1999/2014
JFK Airgate	4	Queens, NY	—	18,282	32,933	5,536	18,282	38,469	56,751	10,807	2013	1986/1991
2

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2021
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Manor	1	East Rutherford, NJ	—	4,076	5,262	2,329	4,076	7,591	11,667	1,361	2015	1968
Middlebrook	18	Bound Brook, NJ	—	16,442	10,241	14,058	16,442	24,299	40,741	9,999	2010	1958/1976
Morgan	2	Brooklyn, NY	—	71,051	10,888	3,490	71,051	14,378	85,429	897	2019	1960/1980 & 1967
New Dutch	1	Fairfield, NJ	—	4,773	2,004	—	4,773	2,004	6,777	316	2017	1976
Paterson Plank	1	Carlstadt, NJ	—	4,127	455	761	4,127	1,216	5,343	172	2016	1998
Schoolhouse	1	Somerset, NJ	—	2,375	5,705	425	2,375	6,130	8,505	1,021	2016	2009
Stockton	—	Newark, NJ	—	12,327	1,282	222	12,327	1,504	13,831	464	2017
Terminal Way	2	Avenel, NJ	—	3,537	3,598	1,329	3,537	4,927	8,464	843	2014	1950/1968
Whelan	1	East Rutherford, NJ	—	6,366	5,704	598	6,366	6,302	12,668	397	2019	2005
Wilson	1	Newark, NJ	—	2,016	484	813	2,016	1,297	3,313	387	2016	1970
Woodside	1	Queens, NY	—	23,987	3,796	3,972	23,987	7,768	31,755	1,000	2018	2018
San Francisco Bay Area
20th Street	1	Oakland, CA	—	18,092	6,730	1,467	18,092	8,197	26,289	651	2019	1970 & 2003
238/242 Lawrence	2	South San Francisco, CA	—	6,674	2,655	1,616	6,674	4,271	10,945	1,842	2010	1986
240 Littlefield	1	South San Francisco, CA	—	5,107	3,293	2,806	5,107	6,099	11,206	1,412	2013	2013
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	471	1,352	1,669	3,021	673	2010	1968
631 Brennan	1	San Jose, CA	—	1,932	2,245	948	1,932	3,193	5,125	926	2012	1975
Ahern	2	Union City, CA	—	3,246	2,749	1,366	3,246	4,115	7,361	1,514	2010	1986
Ahern II	1	Union City, CA	—	2,467	4,527	753	2,467	5,280	7,747	1,048	2015	1997
Burroughs	3	San Leandro, CA	—	5,400	7,092	1,408	5,400	8,500	13,900	1,954	2014	1966
Caribbean	3	Sunnyvale, CA	—	17,483	14,493	2,874	17,483	17,367	34,850	4,902	2012	1980/1981
Carlton Court	1	South San Francisco, CA	—	2,036	1,475	492	2,036	1,967	4,003	540	2012	1981
Clawiter	1	Hayward, CA	—	5,964	1,159	167	5,964	1,326	7,290	318	2011	1967
East Gish	—	San Jose, CA	—	6,759	726	—	6,759	726	7,485	17	2021	1959
Edison	3	San Leandro, CA	—	14,797	2,806	603	14,797	3,409	18,205	80	2021	1975
Foley Street	2	Hayward, CA	—	5,023	3,281	475	5,023	3,756	8,778	38	2021	1976 & 1972
Hotchkiss	1	Fremont, CA	—	4,163	3,152	1,060	4,163	4,212	8,375	629	2017	1997
Hotchkiss II	1	Fremont, CA	—	3,042	3,081	355	3,042	3,436	6,478	325	2018	1997
Merced	4	San Leandro, CA	—	25,621	9,318	3,132	25,621	12,450	38,071	1,346	2018	1958
Michele	1	South San Francisco, CA	—	2,710	2,540	616	2,710	3,156	5,866	488	2016	1979
Minnesota and Tennessee	2	San Francisco, CA	—	34,738	13,141	1,403	34,738	14,544	49,282	935	2019	1963
Old Bayshore	—	San Jose, CA	—	10,244	1,609	57	10,244	1,666	11,910	100	2020	1955
San Clemente	1	Hayward, CA	—	5,126	3,938	152	5,126	4,090	9,216	425	2018	1982
Starlite	1	South San Francisco, CA	—	3,738	144	1,691	3,738	1,835	5,573	30	2020	1966 & 1972
West 140th	2	San Leandro, CA	—	9,578	6,297	3,745	9,578	10,042	19,620	1,729	2016	1959
Whitney	3	San Leandro, CA	—	13,821	9,016	2,091	13,821	11,107	24,928	1,387	2018	1974
3

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2021
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Wicks	1	San Leandro, CA	—	2,224	298	32	2,224	330	2,554	38	2018	1976
Central Pacific Business Park I	3	Union City, CA	—	8,468	14,165	1,542	8,468	15,707	24,175	3,490	2014	1989
Central Pacific Business Park II	4	Union City, CA		13,642	23,658	5,718	13,642	29,376	43,018	7,354	2015	2015
Seattle
1st Ave	1	Seattle, WA	—	29,441	30,537	3,887	29,441	34,424	63,865	313	2018	1937 & 1967
6th Ave South	1	Seattle, WA	—	7,215	8,670	91	7,215	8,761	15,976	443	2020	1960
79 Ave South	1	Kent, WA	—	1,267	1,503	796	1,267	2,299	3,566	625	2014	2000
68th Kent	2	Kent, WA	—	7,465	2,263	19	7,465	2,282	9,746	44	2021	1976
84th Kent	—	Kent, WA	—	4,552	136	313	4,552	449	5,001	49	2020	1963 & 2000
117th Place NE	1	Kirkland, WA	—	23,846	9,842	598	23,846	10,440	34,286	237	2021	1978
917 Valley	1	Puyallup, WA	—	2,203	4,551	351	2,203	4,902	7,105	268	2019	2006
3401 Lind	1	Renton, WA	—	2,999	6,707	1,451	2,999	8,158	11,157	1,453	2014	1984/2012
4225 2nd Avenue	1	Seattle, WA	—	4,236	4,049	2,258	4,236	6,307	10,543	1,218	2015	1957
4930 3rd Avenue South	1	Seattle, WA	—	3,984	2,424	831	3,984	3,255	7,239	654	2016	1964
12119 East Marginal	—	Tukwila, WA	—	4,950	1,740	—	4,950	1,740	6,690	51	2020	1996
17600 West Valley Highway	1	Tukwila, WA	—	3,361	5,260	1,832	3,361	7,092	10,453	2,087	2012	1986
Auburn 400	1	Auburn, WA	—	4,415	5,234	316	4,415	5,550	9,965	397	2019	2000
Auburn 1307	1	Auburn, WA	—	4,253	5,034	496	4,253	5,530	9,783	1,191	2014	2002
Dawson	1	Seattle, WA	—	3,902	278	331	3,902	609	4,511	166	2017	1964
Denver	1	Seattle, WA	—	3,203	1,345	489	3,203	1,834	5,037	487	2016	1953
East Valley	1	Renton, WA	—	2,693	2,959	123	2,693	3,082	5,775	285	2018	1991
East Marginal	—	Renton, WA	—	2,618	380	114	2,618	494	3,112	59	2019	1991
Hudson	1	Seattle, WA	—	4,471	912	245	4,471	1,157	5,628	41	2020	2006
Kent 188	1	Kent, WA	—	3,251	4,719	1,299	3,251	6,018	9,269	2,140	2010	1979
Kent 190	1	Kent, WA	—	4,560	5,561	452	4,560	6,013	10,573	1,299	2015	1992/1999
Kent 192	1	Kent, WA	—	12,752	20,642	530	12,752	21,172	33,924	953	2020
Kent 202	1	Kent, WA	—	5,761	9,114	2,810	5,761	11,924	17,685	2,765	2015	1981
Kent 216	1	Kent, WA	—	3,672	5,408	967	3,672	6,375	10,047	1,531	2014	1996
Kent Corporate Park	4	Kent, WA	—	5,032	6,916	2,257	5,032	9,173	14,205	2,139	2015	1980/1981
Lucile	1	Seattle, WA	—	4,498	3,504	1,342	4,498	4,846	9,344	1,046	2017	1976
Lund	1	Auburn, WA	—	2,573	4,399	350	2,573	4,749	7,322	738	2016	1999
Occidental Avenue	3	Seattle, WA	—	12,550	3,300	592	12,550	3,892	16,442	61	2021	1988
Olympic	1	Tukwila, WA	—	1,499	1,431	555	1,499	1,986	3,485	677	2015	1978
MLK 9801	—	Seattle, WA	—	14,388	1,360	—	14,208	1,360	15,568	20	2021
MLK 9845	—	Seattle, WA	—	14,436	531	—	15,389	531	15,920	(2)	2021
MLK 9600	—	Seattle, WA	—	20,849	1,395	666	20,077	2,061	22,138	44	2021	1957
4

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2021
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
SeaTac 8th Avenue	1	Burien, WA	—	2,501	4,020	1,912	2,501	5,932	8,433	1,596	2013	1988
SE 32nd Street	1	Bellevue, WA	—	9,059	2,081	364	9,059	2,445	11,504	77	2020	1982
SW 16th Street	—	Renton, WA	—	6,251	2,001	—	6,251	2,001	8,252	30	2021	1962
SW 34th	1	Renton, WA	—	2,912	3,289	540	2,912	3,829	6,741	918	2014	1996/2010
Valley Corporate	2	Kent, WA	—	5,264	9,096	2,232	5,264	11,328	16,592	3,563	2011	1987
Woodinville	1	Woodinville, WA	—	12,490	12,244	—	12,490	12,244	24,734	66	2021	1996
Woodinville II	2	Woodinville, WA	—	20,941	12,949	—	20,941	12,949	33,890	14	2021	1999
Willows	—	Redmond, WA	—	3,067	581	—	3,067	581	3,647	1	2021	1970
Miami
26th Street	1	Miami, FL	—	3,444	4,558	1,187	3,444	5,745	9,189	1,398	2012	1973
48th Avenue	2	Miami Gardens, FL	—	4,322	2,187	586	4,322	2,773	7,095	726	2011	1987
70th Avenue	1	Miami, FL	—	1,434	2,333	402	1,434	2,735	4,169	755	2011	1999
70th Avenue II	1	Miami, FL	—	2,152	3,418	858	2,152	4,276	6,428	717	2016	1969
70th Avenue III	1	Miami, FL	—	2,543	3,167	690	2,543	3,857	6,400	590	2016	1974
70th Avenue IV	1	Miami, FL	—	1,119	1,456	329	1,119	1,785	2,904	257	2017	1969
70th Avenue V	1	Miami, FL	—	5,036	3,419	2,230	5,036	5,649	10,685	501	2017	1974
74th Avenue	1	Miami, FL	—	2,327	3,538	646	2,327	4,184	6,511	701	2016	1986
78th Avenue	1	Doral, FL	—	2,445	1,755	2,911	2,445	4,666	7,111	1,473	2012	1977
81st Street	2	Medley, FL	—	2,938	5,242	1,315	2,938	6,557	9,495	1,560	2015	1996/2003
94th Avenue	1	Doral, FL	—	3,000	3,580	352	3,000	3,932	6,932	483	2017	1989
107th Avenue	1	Medley, FL	—	2,787	2,036	884	2,787	2,920	5,707	826	2013	2001
101st Road	1	Medley, FL	—	2,647	3,258	553	2,647	3,811	6,458	1,128	2013	2012
131st Street	1	Medley, FL	—	2,903	5,729	599	2,903	6,328	9,231	1,483	2014	1999
12950 SW South River	1	Medley, FL	—	1,971	4,029	804	1,971	4,833	6,804	750	2016	2000
Americas Gateway	5	Doral, FL	—	9,088	9,552	4,039	9,088	13,591	22,679	4,140	2013	1978/1982
Countyline #24 & #25	2	Hialeah, FL	—	15,552	27,898	6,636	15,552	34,534	50,086	851	2021	2021 & 2021
Countyline #26	1	Hialeah, FL	—	11,826	24,407	4,963	11,826	29,370	41,196	410	2021	2021
Countyline #27 & #28	2	Hialeah, FL	—	18,595	49,052	1,050	18,595	50,102	68,697	53	2021	2021 & 2021
Miami International Trade Center	4	Medley, FL	—	5,063	10,958	2,468	5,063	13,426	18,489	2,491	2015	1996
Washington, D.C.
75th Ave	5	Landover, MD	—	10,658	18,615	5,280	10,658	23,895	34,553	5,119	2014	1987/1990
2920 V Street	1	Washington, D.C.	—	2,248	1,670	1,499	2,248	3,169	5,417	449	2017	1958
3601 Pennsy	1	Landover, MD	—	2,331	4,375	1,272	2,331	5,647	7,978	1,419	2013	1996
4230 Forbes	1	Lanham, MD	—	1,736	2,395	1,160	1,736	3,555	5,291	786	2013	2003
4501 46th Street	—	Bladensburg, MD	—	9,576	1,984	—	9,576	1,984	11,560	2	2021	1955
Business Parkway	1	Lanham, MD	—	3,038	3,007	210	3,038	3,217	6,255	436	2016	2002
Eisenhower	3	Alexandria, VA	—	36,755	23,768	—	36,755	23,768	60,523	25	2021	1974
5

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2021
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Hampton Overlook	3	Capitol Heights, MD	—	4,602	7,521	1,139	4,602	8,660	13,262	1,332	2016	1989/1990
New Ridge	—	Hanover, MD	—	5,689	1,567	443	5,689	2,010	7,699	320	2016
Pickett	1	Alexandria, VA	—	6,256	2,850	—	6,256	2,850	9,106	15	2021	1963
Tuxedo	—	Hyattsville, MD	—	6,867	1,266	—	6,867	1,266	8,133	4	2021	1962
V Street	6	Washington, D.C.	—	67,132	41,299	14,594	67,132	55,893	123,025	12,563	2015	1955/1963
Subtotal	253		—	1,556,952	952,818	257,773	1,556,952	1,210,591	2,767,543	203,090
Unamortized net deferred financing costs
Intangible assets									114,126	75,972
Total	253		$—	$1,556,952	$952,818	$257,773	$1,556,952	$1,210,591	$2,881,669	$279,062

6

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation – (Continued)
As of December 31, 2021
(in thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Investment in Properties
Balance at beginning of year	$2,231,228	$2,154,194
Acquisition of properties	681,970	100,391
Disposition of properties	(30,934)	(53,978)
Construction in progress	14,711	7,029
Improvements, net of write-offs	49,851	23,592
Balance at end of year	$2,946,826	$2,231,228

	2021	2020
Accumulated Depreciation
Balance at beginning of year	$238,073	208,279
Amortization of lease intangible assets	9,581	6,702
Depreciation expense	39,498	37,020
Disposition of properties and write-offs	(8,090)	(13,928)
Balance at end of year	$279,062	$238,073

7

Exhibit Index

Exhibit Number	Exhibit Description

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

8

10.13+
Form of Award Notice under the Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated by reference herein).

10.14
Sixth Amended and Restated Senior Credit Agreement, dated as of August 20, 2021, among Terreno Realty LLC, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, MUFG Union Bank, N.A., as co-syndication agent and joint lead arranger, PNC Bank, National Association, as co-syndication agent, PNC Capital Markets LLC, as joint lead arranger, Regions Bank, as co-syndication agent, Regions Capital Markets, as joint lead arranger and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 26, 2021 and incorporated herein by reference).

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

10.22
Note Purchase Agreement, dated as of May 13, 2021, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 18, 2021 and incorporated herein by reference).

10.23
Note Purchase Agreement, dated as of August 17, 2021, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on August 23, 2021 and incorporated herein by reference).

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated February 9, 2022.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated February 9, 2022.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated February 9, 2022.

32.1**	18 U.S.C. § 1350 Certification dated February 9, 2022.

32.2**	18 U.S.C. § 1350 Certification dated February 9, 2022.

32.3**	18 U.S.C. § 1350 Certification dated February 9, 2022.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

9

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.
+    Exhibit is a management contract or compensatory plan or arrangement.
10

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on February 9, 2022.

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
1

Signature	Title	Date

/s/ W. Blake Baird	Chairman, Chief Executive Officer and Director (principal executive officer)	February 9, 2022
W. Blake Baird

/s/ Michael A. Coke	President and Director	February 9, 2022
Michael A. Coke

/s/ Jaime J. Cannon	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 9, 2022
Jaime J. Cannon

/s/ Linda Assante	Director	February 9, 2022
Linda Assante

/s/ LeRoy E. Carlson	Director	February 9, 2022
LeRoy E. Carlson

/s/ David M. Lee	Director	February 9, 2022
David M. Lee

/s/ Gabriela F. Parcella	Director	February 9, 2022
Gabriela F. Parcella

/s/ Douglas M. Pasquale	Director	February 9, 2022
Douglas M. Pasquale

/s/ Dennis Polk	Director	February 9, 2022
Dennis Polk

2