Form 10-Q
period 2022-03-31
Terreno Realty Corp
filed 2022-05-04
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34603
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 75,536,222 shares of its common stock, $0.01 par value per share, outstanding as of May 2, 2022.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments in real estate
Land	$1,553,229	$1,556,952
Buildings and improvements	1,212,835	1,210,591
Construction in progress	125,198	65,157
Intangible assets	113,578	114,126
Total investments in properties	3,004,840	2,946,826
Accumulated depreciation and amortization	(281,634)	(279,062)
Net investments in properties	2,723,206	2,667,764
Properties held for sale, net	30,582	—
Net investments in real estate	2,753,788	2,667,764
Cash and cash equivalents	106,278	204,404
Restricted cash	3,246	397
Other assets, net	57,029	51,650
Total assets	$2,920,341	$2,924,215
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable, net	99,520	99,495
Senior unsecured notes, net	621,344	621,175
Security deposits	25,539	23,914
Intangible liabilities, net	50,182	51,025
Dividends payable	25,680	25,618
Accounts payable and other liabilities	43,795	45,025
Total liabilities	866,060	866,252
Commitments and contingencies (Note 12)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 75,102,276 and 75,068,575 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	752	752
Additional paid-in capital	2,083,475	2,069,604
Common stock held in deferred compensation plan, 423,012 and 275,727 shares at March 31, 2022 and December 31, 2021, respectively.	(26,732)	(15,197)
Retained earnings	(3,214)	2,804
Total stockholders’ equity	2,054,281	2,057,963
Total liabilities and equity	$2,920,341	$2,924,215
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
REVENUES
Rental revenues and tenant expense reimbursements	$64,035	$50,691
Total revenues	64,035	50,691
COSTS AND EXPENSES
Property operating expenses	16,876	13,512
Depreciation and amortization	14,982	11,376
General and administrative	7,527	5,582
Acquisition costs	28	55
Total costs and expenses	39,413	30,525
OTHER INCOME (EXPENSE)
Interest and other income	121	236
Interest expense, including amortization	(5,081)	(4,145)
Total other expense	(4,960)	(3,909)
Net income	19,662	16,257
Allocation to participating securities	(81)	(51)
Net income available to common stockholders	$19,581	$16,206
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.26	$0.24
Net income available to common stockholders - diluted	$0.26	$0.24
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	75,199,529	68,603,068
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	75,284,498	68,862,922
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net income	$19,662	$16,257
Other comprehensive income:
Cash flow hedge adjustment	—	106
Comprehensive income	$19,662	$16,363
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)

Three months ended March 31, 2022:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss
	Number of Shares	Amount						Total
Balance as of December 31, 2021	75,068,575	$752	$2,069,604	275,727	$(15,197)	$2,804	$—	$2,057,963
Net income	—	—	—	—	—	19,662	—	19,662
Issuance of common stock, net of issuance costs of $—	147,285	—	—	—	—	—	—	—
Forfeiture of common stock related to employee awards	(1,206)	—	—	—	—	—	—	—
Common shares acquired related to employee awards	(6,348)	—	(493)	—	—	—	—	(493)
Issuance of restricted stock	41,255	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,829	—	—	—	—	2,829
Common stock dividends ($0.34 per share)	—	—	—	—	—	(25,680)	—	(25,680)
Deposits to deferred compensation plan	(147,285)	—	11,535	147,285	(11,535)	—	—	—
Balance as of March 31, 2022	75,102,276	$752	$2,083,475	423,012	$(26,732)	$(3,214)	$—	$2,054,281

Three months ended March 31, 2021:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss
	Number of Shares	Amount						Total
Balance as of December 31, 2020	68,376,364	$686	$1,589,301	139,224	$(7,546)	$5,926	$(183)	$1,588,184
Net income	—	—	—	—	—	16,257	—	16,257
Issuance of common stock, net of issuance costs of $731	837,846	7	47,866	—	—	—	—	47,873
Common shares acquired related to employee awards	(6,534)	—	(582)	—	—	—	—	(582)
Issuance of restricted stock	25,654	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,970	—	—	—	—	1,970
Common stock dividends ($0.29 per share)	—	—	—	—	—	(20,091)	—	(20,091)
Deposits to deferred compensation plan	(131,322)	—	7,321	131,322	(7,321)	—	—	—
Other comprehensive income	—	—	—	—	—	—	106	106
Balance as of March 31, 2021	69,102,008	$693	$1,645,876	270,546	$(14,867)	$2,092	$(77)	$1,633,717

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,662	$16,257
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(2,313)	(1,410)
Amortization of lease intangibles	(3,111)	(1,443)
Depreciation and amortization	14,982	11,376
Deferred financing cost amortization	305	393
Stock-based compensation	2,829	1,970
Changes in assets and liabilities
Other assets	(2,838)	(3,485)
Accounts payable and other liabilities	(1,483)	2,497
Net cash provided by operating activities	28,033	26,155
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(68,052)	(104,372)
Additions to construction in progress	(10,155)	(140)
Additions to buildings, improvements and leasing costs	(18,630)	(7,867)
Net cash used in investing activities	(96,837)	(112,379)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	41,122
Issuance costs on issuance of common stock	—	(596)
Repurchase of common stock related to employee awards	(493)	(582)
Payments on mortgage loan payable	—	(11,271)
Payment of deferred financing costs	(362)	(10)
Dividends paid to common stockholders	(25,618)	(19,870)
Net cash (used in) provided by financing activities	(26,473)	8,793
Net decrease in cash and cash equivalents and restricted cash	(95,277)	(77,431)
Cash and cash equivalents and restricted cash at beginning of period	204,801	107,836
Cash and cash equivalents and restricted cash at end of period	$109,524	$30,405
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$7,176	$4,424
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	18,794	8,720
Non-cash issuance of common stock to the deferred compensation plan	(11,535)	(7,321)
Lease liability arising from recognition of right-of-use asset	—	424
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$70,295	$109,882
Assumption of other assets and liabilities	(2,243)	(5,510)
Net cash paid for property acquisitions	$68,052	$104,372

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of March 31, 2022, the Company owned 256 buildings (including one property consisting of 18 buildings held for sale) aggregating approximately 15.1 million square feet, 37 improved land parcels consisting of approximately 128.3 acres and four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.5 million square feet and two improved land parcels aggregating approximately 12.1 acres.
The Company is an internally managed Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2010.
Note 2. Significant Accounting Policies
Basis of Presentation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim consolidated financial statements include all of the Company’s accounts and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the notes thereto, which was filed with the Securities and Exchange Commission on February 9, 2022.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three months ended March 31, 2022 or 2021.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $3.1 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of March 31, 2022 was 6.9 years. As of March 31, 2022 and December 31, 2021, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	March 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$111,274	$(75,283)	$35,991	$110,351	$(72,266)	$38,085
Above-market leases	3,775	(3,723)	52	3,775	(3,706)	69
Below-market leases	(80,803)	30,621	(50,182)	(78,753)	27,728	(51,025)
Total	$34,246	$(48,385)	$(14,139)	$35,373	$(48,244)	$(12,871)

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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Beginning
Cash and cash equivalents at beginning of period	$204,404	$107,180
Restricted cash	397	656
Cash and cash equivalents and restricted cash	204,801	107,836
Ending
Cash and cash equivalents at end of period	106,278	29,377
Restricted cash	3,246	1,028
Cash and cash equivalents and restricted cash	109,524	30,405
Net decrease in cash and cash equivalents and restricted cash	$(95,277)	$(77,431)
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

As of March 31, 2022 and December 31, 2021, approximately $43.1 million and $39.7 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.4 million and $0.5 million as of March 31, 2022 and December 31, 2021, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of accumulated amortization in the aggregate of approximately $10.9 million and $10.6 million as of March 31, 2022 and December 31, 2021, respectively.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of March 31, 2022 and December 31, 2021, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of March 31, 2022, include years 2018 to 2021 for federal purposes.
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
In addition, the Company has awarded long-term incentive target awards (the “Performance Share awards”) under its Amended and Restated Long-Term Incentive Plan (as amended and restated the “Amended LTIP”), which the Company amended and restated on January 8, 2019, to its executives that may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period, which is generally three years. The amount that may be earned is variable depending on the relative total shareholder return of the Company’s common stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the pre-established performance measurement period. Under the Amended LTIP, each participant’s Performance Share award granted will be expressed as a number of shares of common stock and settled in shares of common stock. The grant date fair value of the Performance Share awards will be determined using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period.
Use of Derivative Financial Instruments. The Company records all derivatives on the accompanying consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.

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
As of March 31, 2022, the Company owned 62 buildings aggregating approximately 3.4 million square feet and 10 improved land parcels consisting of approximately 54.2 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 27.4% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of March 31, 2022, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of March 31, 2022.
Note 4. Investments in Real Estate
During the three months ended March 31, 2022, the Company acquired two industrial properties with a total initial investment, including acquisition costs, of approximately $70.3 million, of which $30.0 million was recorded to land, $39.0 million to buildings and improvements, and $1.3 million to intangible assets. Additionally, the Company assumed $2.3 million in liabilities.
The Company recorded revenues and net income for the three months ended March 31, 2022, of approximately $0.1 million and $0.1 million, respectively, related to the 2022 acquisitions.
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
As of March 31, 2022, the Company had four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.5 million square feet and two improved land parcels aggregating approximately 12.1 acres with a total expected investment of approximately $144.4 million, including redevelopment costs, capitalized interest and other costs. During the first quarter of 2022, the Company completed redevelopment of its America's Gateway property in Miami, FL, an approximately 0.1 million square foot redevelopment property. The total investment was approximately

$7.5 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $0.7 million and $0 during the three months ended March 31, 2022 and 2021, respectively.
Note 5. Held for Sale/Disposed Assets
As of March 31, 2022, the Company had entered into an agreement with a third-party purchaser to sell one property consisting of 18 buildings located in the Northern New Jersey/New York City market for a sales price of approximately $110.4 million (net book value of approximately $30.6 million). The sale of the property is subject to various closing conditions. There were no properties sold during the three months ended March 31, 2022 or 2021.
Note 6. Debt
The following table summarizes the components of the Company’s indebtedness as of March 31, 2022 and December 31, 2021 (dollars in thousands). The Company has no secured debt:

	March 31, 2022	December 31, 2021	Margin Above LIBOR	Interest Rate [1]	Contractual Maturity Date
Unsecured Debt:
Unsecured Debt:
Credit Facility	$—	$—	1.0% [2]	n/a	8/20/2025
5-Year Term Loan	100,000	100,000	1.2% [2]	1.3%	1/1/2027
$50M 7-Year Unsecured [3]	50,000	50,000	n/a	4.2%	9/1/2022
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	3.8%	7/14/2024
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [3]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [3]	100,000	100,000	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [3]	125,000	125,000	n/a	2.4%	8/17/2030
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	2.8%	7/15/2031
Total Unsecured Debt	725,000	725,000
Total Unsecured Debt	725,000	725,000
Less: Unamortized premium/discount and debt issuance costs	(4,136)	(4,330)
Total	$720,864	$720,670
1Reflects the contractual interest rate under the terms of each loan as of March 31, 2022. See footnote (3) below. Excludes the effects of unamortized debt issuance costs and unamortized fair market value premiums, if any.
2The interest rates on these loans are comprised of LIBOR plus a LIBOR margin. The LIBOR margins will range from 1.00% to 1.45% (1.00% as of March 31, 2022) for the revolving credit facility and 1.15% to 1.65% (1.15% as of March 31, 2022) for the $100.0 million term loan, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
3Collectively, the “Senior Unsecured Notes”.

During 2021, a subsidiary of the Company entered into a Sixth Amended and Restated Senior Credit Agreement (the “Facility”) which consists of a $250.0 million revolving credit facility that matures in August 2025 and a $100.0 million term loan that matures in January 2027. Among other things, the Facility extended the maturity date of the revolving credit facility and the $100.0 million term loan. As of both March 31, 2022 and December 31, 2021, there were no borrowings outstanding on the revolving credit facility and $100.0 million of borrowings outstanding on the term loan.
The aggregate amount of the Facility may be increased to a total of up to $650.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loan, is generally to be paid based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.00% to 1.45% (1.00% as of March 31, 2022) for the revolving credit facility and 1.15% to 1.65% (1.15% as of March 31, 2022) for the $100.0 million term loan, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Facility and the Senior Unsecured Notes as of March 31, 2022 and December 31, 2021.
The scheduled principal payments of the Company’s debt as of March 31, 2022 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2022 (9 months)	$—	$—	$50,000	$50,000
2023	—	—	—	—
2024	—	—	100,000	100,000
2025	—	—	—	—
2026	—	—	50,000	50,000
Thereafter	—	100,000	425,000	525,000
Total debt	—	100,000	625,000	725,000
Deferred financing costs, net	—	(480)	(3,656)	(4,136)
Total debt, net	$—	$99,520	$621,344	$720,864
Weighted average interest rate	n/a	1.3%	3.2%	3.0%
Note 7. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of March 31, 2022. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2022 (9 months)	$186,391
2023	177,154
2024	156,493
2025	130,437
2026	101,962
Thereafter	222,309
Total	$974,746
Note 8. Derivative Financial Instruments
As of March 31, 2021, the Company had one interest rate cap to hedge the variable cash flows associated with $50.0 million of its existing $100.0 million variable-rate term loan, that expired on May 4, 2021. The cap had a notional value of $50.0 million and effectively capped the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021.

The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in accumulated other comprehensive income (loss) (“AOCI”) on derivatives (effective portion)	$—	$—
Amount of gain reclassified from AOCI into interest expense (effective portion)	$—	$106
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
Financial Instruments Disclosed at Fair Value
As of March 31, 2022 and December 31, 2021, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s mortgage loan payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.
The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
March 31, 2022	$698,264	$—	$698,264	$—	$720,864
December 31, 2021	$743,592	$—	$743,592	$—	$720,670
Note 10. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million ($221.4 million remaining as of March 31, 2022) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $300 Million ATM Program, the Company had a previous at-the-market equity offering program (the “Previous $300 Million ATM Program”), which was substantially utilized as of June 10, 2021 and is no longer active. Actual sales under the $300 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three months ended March 31, 2022, the Company did not issue any common stock under the $300 Million ATM Program. During the three months ended March 31, 2021, the Company issued an aggregate of 706,524 shares of common stock at a weighted average offering price of $58.20 per share under the Previous $300 Million ATM Program, resulting in net proceeds of approximately $40.5 million, and paying total compensation to the applicable sales agents of approximately $0.6 million.

The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2022. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2022, the Company had not repurchased any shares of stock pursuant to its share repurchase program.
The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three months ended March 31, 2022 and 2021, 147,285 and 131,322 shares of common stock, respectively, were deposited into the Deferred Compensation Plan.
As of March 31, 2022, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 813,601 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to March 31, 2022 ranged from $14.20 to $78.33. The fair value of the restricted stock that was granted during the three months ended March 31, 2022 was approximately $3.0 million and the vesting period for the restricted stock is typically between one and five years. As of March 31, 2022, the Company had approximately $12.3 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.0 years. The Company recognized compensation costs of approximately $1.4 and $0.6 million for the three months ended March 31, 2022 and 2021, respectively, related to the restricted stock issuances.
The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the three months ended March 31, 2022:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2021	289,186	$55.90
Granted	41,255	72.07
Forfeited	(1,206)	67.75
Vested	(20,558)	50.64
Non-vested shares outstanding as of March 31, 2022	308,677	$58.37
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of March 31, 2022:

Non-vested Shares Vesting Schedule	Number of Shares
2022 (9 months)	21,708
2023	59,253
2024	105,388
2025	71,006
2026	51,322
Thereafter	—
Total Non-vested Shares	308,677
Long-Term Incentive Plan:
As of March 31, 2022, there are three open performance measurement periods for the Performance Share awards: January 1, 2020 to December 31, 2022, January 1, 2021 to December 31, 2023, and January 1, 2022 to December 31, 2024.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant	Expense for the Three Months Ended March 31,
		2022	2021
January 1, 2019 - December 31, 2021	$4,829	$—	$402
January 1, 2020 - December 31, 2022	5,572	464	464
January 1, 2021 - December 31, 2023	5,469	456	456
January 1, 2022 - December 31, 2024	6,528	544	—
Total	$22,398	$1,464	$1,322
Dividends:
The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2022:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2022	Common stock	$0.34	February 8, 2022	March 25, 2022	April 8, 2022
Note 11. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the three months ended March 31, 2022 and 2021.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 303,666 and 211,746 of weighted average restricted shares outstanding for the three months ended March 31, 2022 and 2021, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 84,969 and 259,854 for the three months ended March 31, 2022 and 2021, respectively.
Note 12. Commitments and Contingencies
Contractual Commitments. As of May 3, 2022, the Company had ten outstanding contracts with third-party sellers to acquire ten industrial properties for a total purchase price of approximately $177.7 million. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to due diligence and various closing conditions.
As of May 3, 2022, the Company had three non-binding letters of intent with third-party sellers to acquire three industrial properties for a total anticipated purchase price of approximately $108.4 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.
Note 13. Subsequent Events
On April 8, 2022, the Company acquired one industrial property in Redmond, Washington, for a total purchase price of approximately $9.8 million. The property was acquired from an unrelated third party using existing cash on hand.
On April 18, 2022, the Company acquired one industrial property in Newark, New Jersey, for a total purchase price of approximately $17.3 million. The property was acquired from an unrelated third party using existing cash on hand.
On May 2, 2022, the Company sold one industrial property consisting of 18 buildings in Bound Brook, New Jersey, for a total sales price of $110.4 million (net book value of approximately $30.6 million).
On May 3, 2022, the Company’s board of directors declared a cash dividend in the amount of $0.34 per share of its common stock payable on July 14, 2022 to the stockholders of record as of the close of business on June 30, 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution investors that forward-looking statements are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, “seek”, “target”, “see”, “likely”, “position”, “opportunity”, “outlook”, “potential”, “future” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 9, 2022, in this Quarterly Report on Form 10-Q, and in our other public filings;
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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 79.5% of our total annualized base rent as of March 31, 2022), flex (including light industrial and research and development, or R&D) (approximately 4.7%), transshipment (approximately 6.5%) and improved land (approximately 9.3%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of March 31, 2022, we owned a total of 256 buildings (including one property consisting of 18 buildings held for sale) aggregating approximately 15.1 million square feet, 37 improved land parcels consisting of approximately 128.3 acres and four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.5 million square feet and two improved land parcels aggregating approximately 12.1 acres. As of March 31, 2022, our buildings and improved land parcels were approximately 96.9% and 94.9% leased (including 0.1 million square feet of vacancy acquired during the fourth quarter of 2021), respectively, to 565 customers, the largest of which accounted for approximately 4.7% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of March 31, 2022:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	225	$151,652	79.5%
Flex	13	8,930	4.7%
Transshipment	18	12,379	6.5%
Improved land	37	17,831	9.3%
Total	293	$190,792	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2022, multiplied by 12.

The following table summarizes by market our investments in real estate as of March 31, 2022:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	51	62	46	43	32	22	256
Rentable Square Feet	2,695,418	3,449,112	2,197,008	2,781,352	2,262,361	1,761,704	15,146,955
% of Total	17.8%	22.8%	14.5%	18.4%	14.9%	11.6%	100.0%
Occupancy % as of March 31, 2022 [4]	99.3%	97.8%	98.9%	96.7%	93.8%	93.0%	96.9%
Annualized Base Rent (in thousands) [1]	$28,878	$44,956	$30,799	$29,939	$19,304	$19,085	$172,961
% of Total	16.7%	26.0%	17.8%	17.3%	11.2%	11.0%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$10.78	$13.33	$14.17	$11.14	$9.10	$11.64	$11.79
Weighted Average Remaining Lease Term (Years) [2]	6.2	4.6	3.5	3.8	4.6	2.9	4.4

Investments in Improved Land
Number of Land Parcels	10	10	3	9	2	3	37
Acres	20.7	54.2	7.1	22.4	3.2	20.7	128.3
% of Total	16.2%	42.2%	5.5%	17.5%	2.5%	16.1%	100.0%
Occupancy % as of March 31, 2022	90.5%	100.0%	100.0%	79.3%	100.0%	100.0%	94.9%
Annualized Base Rent (in thousands) [1]	$4,601	$7,328	$1,447	$2,300	$422	$1,733	$17,831
% of Total	25.8%	41.1%	8.1%	12.9%	2.4%	9.7%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$5.64	$3.19	$4.70	$3.12	$3.07	$1.98	$3.43
Weighted Average Remaining Lease Term (Years) [2]	3.4	5.6	3.9	3.6	2.4	5.7	4.8

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$33,479	$52,284	$32,246	$32,239	$19,726	$20,818	$190,792
% of Total Annualized Base Rent [1]	17.5%	27.4%	16.9%	16.9%	10.4%	10.9%	100.0%
Gross Book Value (in thousands) [3]	$540,213	$752,678	$455,589	$568,692	$416,213	$313,775	$3,047,160
% of Total Gross Book Value	17.7%	24.7%	15.0%	18.6%	13.7%	10.3%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2022, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2022, weighted by the respective square footage.
3Includes four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.5 million square feet and two improved land parcels aggregating approximately 12.1 acres, and one property consisting of 18 buildings held for sale with a gross book value of approximately $42.3 million.
4Includes 0.1 million square feet of vacancy acquired in Miami that was pre-leased and expected to commence prior to June 30, 2022.
As of March 31, 2022, we owned four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.5 million square feet and two improved land parcels aggregating approximately 12.1 acres with a total expected investment of approximately $144.4 million, including redevelopment costs, capitalized interest and other costs.
The following table summarizes our capital expenditures incurred during the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Building improvements	$9,516	$1,754
Tenant improvements	4,547	921
Leasing commissions	4,691	2,742
Redevelopment, renovation and expansion	11,951	572
Total capital expenditures [1]	$30,705	$5,989
1Includes approximately $23.5 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at twenty-one and five properties for the three months ended March 31, 2022 and 2021, respectively.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 94.6% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of March 31, 2022 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent
1	Amazon.com [2]	6	471,880	3.1%	$9,059	4.7%
2	FedEx Corporation [3]	6	246,779	1.6%	4,843	2.5%
3	Danaher	3	171,707	1.1%	3,844	2.0%
4	United States Government	8	300,732	2.0%	3,757	2.0%
5	District of Columbia	7	197,617	1.3%	3,362	1.8%
6	O'Neill Logistics	2	237,692	1.6%	2,069	1.1%
7	Port Kearny Security, Inc. [4]	1	—	—%	2,040	1.1%
8	DirectBuy Home Improvement	2	230,891	1.5%	2,011	1.1%
9	Costco-Innovel Solutions LLC	1	219,910	1.5%	1,870	1.0%
10	Hanjin International America, Inc. and Hanjin Transportation Co., LTD	1	114,061	0.7%	1,848	1.0%
11	XPO Logistics	2	180,717	1.2%	1,843	1.0%
12	L3 Harris Technologies, Inc.	1	147,898	1.0%	1,751	0.9%
13	Divergent Technologies, Inc. [5]	2	72,808	0.5%	1,613	0.8%
14	Bar Logistics	1	203,263	1.3%	1,546	0.8%
15	YRC	2	61,252	0.4%	1,540	0.8%
16	Topaz Lighting Corp.	1	190,000	1.3%	1,507	0.8%
17	Envogue International	2	192,000	1.3%	1,454	0.8%
18	United States Postal Service	2	53,000	0.3%	1,438	0.7%
19	Lilac Solutions Inc.	1	92,884	0.6%	1,378	0.7%
20	Sarcona Management Corporation [6]	2	28,124	0.2%	1,368	0.7%
	Total	53	3,413,215	22.5%	$50,141	26.3%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2022, multiplied by 12.
2Includes two improved land parcels consisting of approximately 6.2 acres.
3Includes two improved land parcels consisting of approximately 7.7 acres.
4Includes an improved land parcel consisting of approximately 16.9 acres.
5Includes an improved land parcel consisting of approximately 1.4 acres.
6Includes an improved land parcel consisting of approximately 2.6 acres.
The following table summarizes the anticipated lease expirations for leases in place as of March 31, 2022, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2,3]	% of Total Annualized Base Rent
2022 [1]	1,443,454	9.5%	$13,283	6.1%
2023	2,076,496	13.7%	27,686	12.7%
2024	1,878,782	12.5%	25,178	11.5%
2025	1,862,741	12.3%	33,669	15.4%
2026	2,421,286	16.0%	38,130	17.5%
Thereafter	4,990,057	32.9%	80,515	36.8%
Total	14,672,816	96.9%	$218,461	100.0%
1Includes leases that expire on or after March 31, 2022 and month-to-month leases totaling approximately 92,415 square feet.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of March 31, 2022, multiplied by 12.
3Includes annualized base rent related to 37 improved land parcels totaling approximately 128.3 acres.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of March 31, 2022, leases representing approximately 6.1% of the total annualized base rent of our portfolio are scheduled to expire during the year ending December 31, 2022. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2022 expirations will be above the rates currently being paid for the same space. Cash rent changes on new and renewed leases totaling approximately 0.7 million square feet commencing during the three months ended March 31, 2022 were approximately 34.8% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio of 47.7% for the three months ended March 31, 2022. We define tenant retention ratio as the square footage of all leases commenced during the period that are rented by existing tenants divided by the square footage of all expiring leases during the reporting period. The square footage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.
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
Recent Developments
Acquisition Activity
During the three months ended March 31, 2022, we acquired two industrial properties for a total purchase price of approximately $86.2 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions, net proceeds from the issuance of common stock and debt. The following table sets forth the industrial properties we acquired during the three months ended March 31, 2022:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]	Acreage [3]
Countyline #29 & #30 [4]	Hialeah, FL	February 9, 2022	2	407,000	$73,200	3.8%	—
33rd Place	Bellevue, WA	February 23, 2022	2	29,000	13,040	3.4%	1.2
Total/Weighted Average			4	436,000	$86,240	3.7%	1.2

1Excludes intangible liabilities and mortgage premiums, if any. The total aggregate initial investment was approximately $70.3 million, including $1.4 million in capitalized closing costs and acquisition costs and $2.3 million in assumed intangible liabilities and $19.6 million in other credits related to near term capital expenditures at the Countyline #29 & #30 properties.
2Stabilized capitalization rates, referred to herein as stabilized cap rates, are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other public filings.
3Represents acreage of improved land parcels.
4The property is included in the redevelopment pool and is expected to be completed by the third quarter of 2022.

Redevelopment Activity
As of March 31, 2022, we had four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.5 million square feet and two improved land parcels aggregating approximately 12.1 acres with a total expected investment of approximately $144.4 million, including redevelopment costs, capitalized interest and other costs as follows:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Post-Development Square Feet	Estimated Completion Quarter	% Pre-leased March 31, 2022
73rd Street	$20,616	$18,063	$2,553	5.5%	128,844	Q3 2022	33.5%
Countyline #29 & #30	75,538	64,124	11,414	3.8%	407,084	Q3 2022	100.0%
Paterson Plank III [3]	23,643	19,188	4,455	4.5%	N/A	Q1 2023	—%
Berryessa [4]	24,563	23,823	740	5.1%	N/A	Q1 2023	—%
Total/Weighted Average	$144,360	$125,198	$19,162	4.4%	535,928		84.0%
1Total expected investment for the properties include the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
2Estimated stabilized cap rates are calculated as estimated annualized cash basis net operating income for the properties stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other public filings.
3Improved land parcel of approximately 4.9 acres.
4Improved land parcel of approximately 7.2 acres.

ATM Program
We have an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million ($221.4 million remaining as of March 31, 2022) in amounts and at times as we determine from time to time. Prior to the implementation of the $300 Million ATM Program, we had a previous at-the-market equity program (the “Previous $300.0 million ATM Program”), which was substantially utilized as of June 10, 2021 and which is no longer active. We intend to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions, redevelopments and repayment of indebtedness, including borrowings under our revolving credit facility. During the three months ended March 31, 2022, we did not issue any common stock under the $300 Million ATM Program.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2022. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2022, we had not repurchased any shares of our common stock pursuant to our share repurchase program.
Dividend and Distribution Activity
On May 3, 2022, our board of directors declared a cash dividend in the amount of $0.34 per share of our common stock payable on July 14, 2022 to the stockholders of record as of the close of business on June 30, 2022.

Contractual Commitments
As of May 3, 2022, we had outstanding contracts with third-party sellers to acquire ten industrial properties for a total aggregate purchase price of $177.7 million, as described under the heading “Material Cash Commitments” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
Inflation
The U.S. economy has experienced an increase in inflation rates recently. A wide variety of industries and sectors are affected by increasing commodity prices. Inflation has increased construction costs, including tenant improvements and capital projects, and operating costs. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 64.0% of our total rentable square feet expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 94.6% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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
The analysis of our results below for the three months ended March 31, 2022 and 2021 includes the changes attributable to same store properties. The same store pool for the comparison of the three months ended March 31, 2022 and 2021 includes all properties that were owned and in operation as of March 31, 2022 and since January 1, 2021 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of March 31, 2022. As of March 31, 2022, the same store pool consisted of 200 buildings aggregating approximately 12.3 million square feet representing approximately 81.6% of our total square feet owned and 24 improved land parcels consisting of approximately 91.5 acres. As of March 31, 2022, the non-same store properties, which we acquired, redeveloped, or sold during 2021 and 2022 or were held for sale or in redevelopment as of March 31, 2022, consisted of 56 buildings (including one property consisting of 18 buildings held for sale) aggregating approximately 2.8 million square feet, 13 improved land parcels consisting of approximately 36.8 acres and four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.5 million square feet and two improved land parcels aggregating approximately 12.1 acres. As of March 31, 2022 and 2021, our consolidated same store pool occupancy was approximately 98.4% and 97.4%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021:

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$40,853	$37,681	$3,172	8.4%
Non-same store operating properties [2]	9,488	2,128	7,360	345.9%
Total rental revenues	50,341	39,809	10,532	26.5%
Tenant expense reimbursements [1]
Same store	11,449	10,033	1,416	14.1%
Non-same store operating properties [2]	2,245	849	1,396	164.4%
Total tenant expense reimbursements	13,694	10,882	2,812	25.8%
Total revenues	64,035	50,691	13,344	26.3%
Property operating expenses
Same store	13,655	12,253	1,402	11.4%
Non-same store operating properties [2]	3,221	1,259	1,962	155.8%
Total property operating expenses	16,876	13,512	3,364	24.9%
Net operating income [3]
Same store	38,647	35,461	3,186	9.0%
Non-same store operating properties [2]	8,512	1,718	6,794	395.5%
Total net operating income	$47,159	$37,179	$9,980	26.8%
Other costs and expenses
Depreciation and amortization	14,982	11,376	3,606	31.7%
General and administrative	7,527	5,582	1,945	34.8%
Acquisition costs	28	55	(27)	(49.1)%
Total other costs and expenses	22,537	17,013	5,524	32.5%
Other income (expense)
Interest and other income	121	236	(115)	(48.7)%
Interest expense, including amortization	(5,081)	(4,145)	(936)	22.6%
Total other expense	(4,960)	(3,909)	(1,051)	26.9%
Net income	$19,662	$16,257	$3,405	20.9%
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
2Includes 2022 and 2021 acquisitions and dispositions, thirteen improved land parcels, four properties under redevelopment and one property held for sale with a gross book value of approximately $42.3 million as of March 31, 2022.
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

Revenues. Total revenues increased approximately $13.3 million for the three months ended March 31, 2022 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases, property acquisitions during 2022 and 2021 and an increase in occupancy rate. Cash rents on new and renewed leases totaling approximately 0.7 million square feet commencing during the three months ended March 31, 2022 increased approximately 34.8% compared to the previous rental rates for that same space. For the three months ended March 31, 2022 and 2021, approximately $1.8 million and $1.1 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.
Property operating expenses. Total property operating expenses increased approximately $3.4 million during the three months ended March 31, 2022 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $2.0 million attributable to property acquisitions during 2022 and 2021 as well as increases in real estate taxes related to annual rate increases at certain of our properties.
Depreciation and amortization. Depreciation and amortization increased approximately $3.6 million during the three months ended March 31, 2022 compared to the same period from the prior year primarily due to property acquisitions during 2022 and 2021.
General and administrative expenses. General and administrative expenses increased approximately $1.9 million primarily due to increased restricted stock amortization and other compensation expenses due to an increase in the number of employees and salaries for the three months ended March 31, 2022 compared to the same period from the prior year.
Interest and other income. Interest and other income remained consistent for the three months ended March 31, 2022 compared to the same period from the prior year.
Interest expense, including amortization. Interest expense increased approximately $0.9 million for the three months ended March 31, 2022 compared to the same period from the prior year primarily due to the issuance of approximately $150.0 million of senior unsecured notes on July 15, 2021 and $125.0 million of senior unsecured notes on October 28, 2021.

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
•limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness; and
•have staggered debt maturities that are aligned to our expected average lease term (five to seven years), positioning us to re-price parts of our capital structure as our rental rates change with market conditions.
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
Equity Sources of Liquidity
The following sets forth certain information regarding our current at-the-market common stock offering program as of March 31, 2022:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$300 Million ATM Program	June 11, 2021	$300,000	$221,434
The table below sets forth the activity under our at-the-market common stock offering programs during the three months ended March 31, 2022 and 2021, respectively (in thousands, except share and price per share data):

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds	Sales Commissions
March 31, 2022	—	$—	$—	$—
March 31, 2021	706,524	$58.20	$40,526	$596
Debt Sources of Liquidity
As of March 31, 2022, we had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of senior unsecured notes that mature in August 2030, and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”), and a credit facility (the “Facility”), which consists of a $250.0 million revolving credit facility that matures in August 2025 and a $100.0 million term loan that matures in January 2027. As of both March 31, 2022 and 2021, there were no borrowings outstanding on our revolving credit facility and $100.0 million of borrowings outstanding on our term loan.
The aggregate amount of the Facility may be increased to a total of up to $650.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $250.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Facility, including the term loan, is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) the applicable base rate which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day LIBOR plus the applicable LIBOR margin for LIBOR rate loans under the Facility plus 1.25%. The applicable LIBOR margin will range from 1.00% to 1.45% (1.00% as of March 31, 2022) for the revolving credit facility and 1.15% to 1.65% (1.15% as of March 31, 2022) for the $100.0 million term loan, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. The Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Facility and the Senior Unsecured Notes as of March 31, 2022 and 2021.

As of March 31, 2022 and December 31, 2021, we held cash and cash equivalents totaling approximately $106.3 million and $204.4 million, respectively.
The following tables summarize our debt maturities and principal payments as of March 31, 2022 and our market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the three months ended March 31, 2022 and 2021 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2022 (9 months)	$—	$—	$50,000	$50,000
2023	—	—	—	—
2024	—	—	100,000	100,000
2025	—	—	—	—
2026	—	—	50,000	50,000
Thereafter	—	100,000	425,000	525,000
Total Debt	—	100,000	625,000	725,000
Deferred financing costs, net	—	(480)	(3,656)	(4,136)
Total Debt, net	$—	$99,520	$621,344	$720,864
Weighted average interest rate	n/a	1.3%	3.2%	3.0%

	As of March 31, 2022		As of March 31, 2021
Total Debt, net	$720,864		$448,004
Equity
Common Stock
Shares Outstanding [1]	75,525,288		69,372,554
Market Price [2]	$74.05		$59.21
Total Equity	5,592,648		4,107,549
Total Market Capitalization	$6,313,512		$4,555,553
Total Debt-to-Total Investments in Properties [3]	23.7%		19.1%
Total Debt-to-Total Market Capitalization [4]	11.4%		9.8%
Floating Rate Debt as a % of Total Debt [5]	13.8%		22.3%
Unhedged Floating Rate Debt as a % of Total Debt [6]	13.8%		11.2%
Adjusted EBITDA [7]	$42,582		$33,803
Interest Coverage [8]	8.4	x	8.2	x
Fixed Charge Coverage [9]	7.4	x	8.1	x
Total Debt-to-Adjusted EBITDA [10]	4.2	x	3.3	x
Weighted Average Maturity of Total Debt (years)	5.7		4.3

1Includes 308,677 and 216,047 shares of unvested restricted stock outstanding as of March 31, 2022 and 2021, respectively. Also includes 423,012 and 270,546 shares held in the Deferred Compensation Plan as of March 31, 2022 and 2021, respectively.
2Closing price of our shares of common stock on the New York Stock Exchange on March 31, 2022 and 2021, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including one property held for sale as of March 31, 2022 with a gross book value of approximately $42.3 million.
4Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization.
5Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Floating rate debt includes our $100.0 million variable-rate term loan borrowings, of which $50.0 million was subject to an interest rate cap of 4.0% plus 1.20% to 1.70%, depending on leverage, as of March 31, 2021. The interest rate cap expired on May 4, 2021. See “Note 8 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our prior interest rate cap.
6Unhedged floating rate debt as a percentage of total debt is calculated as unhedged floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs. Hedged debt includes our $100.0 million variable-rate term loan borrowings, of which $50.0 million was subject to an interest rate cap of 4.0% plus 1.20% to 1.70%, depending on leverage, as of March 31, 2021. The interest rate cap expired on May 4, 2021. See “Note 8 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our prior interest rate cap.
7Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the three months ended March 31, 2022 and 2021, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
8Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
9Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus capitalized interest. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
10Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2022:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2022	Common stock	$0.34	February 8, 2022	March 25, 2022	April 8, 2022
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $28.0 million for the three months ended March 31, 2022 compared to approximately $26.2 million for the three months ended March 31, 2021. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2022 and 2021 and increased rents on new and renewed leases at our same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $96.8 million and $112.4 million for the three months ended March 31, 2022 and 2021, respectively, which consisted primarily of cash paid for property acquisitions of approximately $68.1 million and $104.4 million, respectively, and additions to capital improvements of approximately $28.8 million and $8.0 million, respectively.
Cash From Financing Activities. Net cash used in financing activities was approximately $26.5 million for the three months ended March 31, 2022, which consisted primarily approximately $25.6 million in equity dividend payments. Net cash provided by financing activities was approximately $8.8 million for the three months ended March 31, 2021, which consisted primarily of approximately $40.5 million in net common stock issuance proceeds, partially offset by approximately $19.9 million in equity dividend payments and approximately $11.3 million in mortgage loan payments.

Critical Accounting Policies
A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and in the condensed notes to consolidated financial statements in this Quarterly Report on Form 10-Q.
Material Cash Commitments
As of May 3, 2022, we have ten outstanding contracts with third-party sellers to acquire ten industrial properties for a total aggregate purchase price of $177.7 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes our material cash commitments due by period as of March 31, 2022 (dollars in thousands):

Material Cash Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$50,000	$100,000	$150,000	$425,000	$725,000
Debt interest payments	20,130	36,030	28,530	34,078	118,768
Operating lease commitments	473	855	889	1,188	3,405
Purchase obligations [1]	177,707	—	—	—	177,707
Total	$248,310	$136,885	$179,419	$460,266	$1,024,880
1As of May 3, 2022

As of May 3, 2022, we executed three non-binding letters of intent with third-party sellers to acquire three industrial properties for a total anticipated purchase price of approximately $108.4 million. In the normal course of its business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.
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

The following table reflects the calculation of FFO reconciled from net income for the three months ended March 31, 2022 and 2021 (dollars in thousands except per share data):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net income	$19,662	$16,257	$3,405	20.9%
Depreciation and amortization	14,982	11,376	3,606	31.7%
Non-real estate depreciation	(23)	(13)	(10)	76.9%
Allocation to participating securities [1]	(141)	(86)	(55)	64.0%
Funds from operations attributable to common stockholders [2]	$34,480	$27,534	$6,946	25.2%
Basic FFO per common share	$0.46	$0.40	$0.06	15.0%
Diluted FFO per common share	$0.46	$0.40	$0.06	15.0%
Weighted average basic common shares	75,199,529	68,603,068
Weighted average diluted common shares	75,284,498	68,862,922
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 303,666 and 211,746 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2022 and 2021, respectively.
2Includes performance share award expense of approximately $1.5 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. See “Note 10 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our performance share awards.
FFO increased by approximately $6.9 million for the three months ended March 31, 2022, compared to the same period from the prior year due primarily to same store NOI growth of approximately $3.2 million for the three months ended March 31, 2022 compared to the same period from the prior year, as well as property acquisitions during 2022. The FFO increase was partially offset by increased weighted average common shares outstanding and increased general and administrative expenses due to additional headcount for the three months ended March 31, 2022 compared to the same period from the prior year.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net income	$19,662	$16,257	$3,405	20.9%
Depreciation and amortization	14,982	11,376	3,606	31.7%
Interest expense, including amortization	5,081	4,145	936	22.6%
Stock-based compensation	2,829	1,970	859	43.6%
Acquisition costs	28	55	(27)	(49.1)%
Adjusted EBITDA	$42,582	$33,803	$8,779	26.0%

We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of March 31, 2022 and since January 1, 2021 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of March 31, 2022. As of March 31, 2022, the same store pool consisted of 200 buildings aggregating approximately 12.3 million square feet representing approximately 81.6% of our total square feet owned and 24 improved land parcels containing approximately 91.5 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.
The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net income [1]	$19,662	$16,257	$3,405	20.9%
Depreciation and amortization	14,982	11,376	3,606	31.7%
General and administrative	7,527	5,582	1,945	34.8%
Acquisition costs	28	55	(27)	(49.1)%
Total other income and expenses	4,960	3,909	1,051	26.9%
Net operating income	47,159	37,179	9,980	26.8%
Less non-same store NOI [2]	(8,512)	(1,718)	(6,794)	395.5%
Same store NOI	$38,647	$35,461	$3,186	9.0%
Less straight-line rents and amortization of lease intangibles [3]	(2,130)	(2,731)	601	(22.0)%
Cash-basis same store NOI	$36,517	$32,730	$3,787	11.6%
Less termination fee income	(148)	(118)	(30)	25.4%
Cash-basis same store NOI excluding termination fees	$36,369	$32,612	$3,757	11.5%
1Includes approximately $0.1 million of lease termination income for both the three months ended March 31, 2022 and 2021.
2Includes 2021 and 2022 acquisitions and dispositions, 13 improved land parcels consisting of approximately 36.8 acres, four properties under redevelopment, one completed redevelopment property with an aggregate book value of approximately $7.5 million and one property consisting of 18 buildings held for sale with a gross book value of approximately $42.3 million, as of March 31, 2022.
3Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $3.8 million for the three months ended March 31, 2022 compared to the same period from the prior year due to increased rental revenue on new and renewed leases and contractual rent increases. For both the three months ended March 31, 2022 and 2021, total contractual rent abatements of approximately $0.9 million, were given to certain tenants in the same-store pool and approximately $0.1 million in lease termination income was received from certain tenants in the same store pool. In addition, for the three months ended March 31, 2022 and 2021, cash-basis same store NOI included approximately $0.1 million related to properties that were acquired vacant or with near term expirations in 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
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
As of March 31, 2022, we had $100.0 million of borrowings outstanding under our Facility, none of which were subject to interest rate caps. See “Note 8 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our prior interest rate cap. Amounts borrowed under our Facility bear interest at a variable rate based on LIBOR plus an applicable LIBOR margin. The weighted average interest rate on borrowings outstanding under our Facility was 1.3% as of March 31, 2022. If the LIBOR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.3 million annually on the total of the outstanding balances on our Facility as of March 31, 2022.

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

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. The Facility, which we entered into in August 2021, provides for the replacement of LIBOR if it becomes unavailable during the term of the Facility. However, for some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract.

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
Item 4.    Controls and Procedures.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings.
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 1A.    Risk Factors.
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds.
(a)Not Applicable.
(b)Not Applicable.
(c)

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
January 1, 2022 - January 31, 2022	—		$—	N/A	N/A
February 1, 2022 - Februrary 28, 2022	6,348		69.29	N/A	N/A
March 1, 2022 - March 31, 2022	—		—	N/A	N/A
Total	6,348	[1]	$69.29	N/A	N/A
(1)    Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.
Item 3.         Defaults Upon Senior Securities.
None.
Item 4.         Mine Safety Disclosures.
Not Applicable.
Item 5.        Other Information.
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 4, 2022.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 4, 2022.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated May 4, 2022.

32.1**	18 U.S.C. § 1350 Certification dated May 4, 2022.

32.2**	18 U.S.C. § 1350 Certification dated May 4, 2022.

32.3**	18 U.S.C. § 1350 Certification dated May 4, 2022.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

May 4, 2022	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

May 4, 2022	By:	/s/ Michael A. Coke
Michael A. Coke
President

May 4, 2022	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer (Principal Financial Officer)

May 4, 2022	By:	/s/ Melinda Weston
Melinda Weston
Chief Accounting Officer (Principal Accounting Officer)