Form 10-Q
period 2022-06-30
Terreno Realty Corp
filed 2022-08-03
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 75,546,968 shares of its common stock, $0.01 par value per share, outstanding as of August 1, 2022.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments in real estate
Land	$1,732,321	$1,556,952
Buildings and improvements	1,303,031	1,210,591
Construction in progress	99,142	65,157
Intangible assets	121,946	114,126
Total investments in properties	3,256,440	2,946,826
Accumulated depreciation and amortization	(296,568)	(279,062)
Net investments in properties	2,959,872	2,667,764
Cash and cash equivalents	7,237	204,404
Restricted cash	3,096	397
Other assets, net	58,677	51,650
Total assets	$3,028,882	$2,924,215
LIABILITIES AND EQUITY
Liabilities
Credit facility	$12,000	$—
Term loans payable, net	99,545	99,495
Senior unsecured notes, net	621,514	621,175
Security deposits	26,559	23,914
Intangible liabilities, net	56,587	51,025
Dividends payable	25,686	25,618
Accounts payable and other liabilities	57,406	45,025
Total liabilities	899,297	866,252
Commitments and contingencies (Note 12)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 75,120,374 and 75,068,575 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	752	752
Additional paid-in capital	2,087,682	2,069,604
Common stock held in deferred compensation plan, 426,594 and 275,727 shares at June 30, 2022 and December 31, 2021, respectively.	(26,982)	(15,197)
Retained earnings	68,133	2,804
Total stockholders’ equity	2,129,585	2,057,963
Total liabilities and equity	$3,028,882	$2,924,215
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Rental revenues and tenant expense reimbursements	$65,369	$53,295	$129,404	$103,986
Total revenues	65,369	53,295	129,404	103,986
COSTS AND EXPENSES
Property operating expenses	15,804	13,171	32,680	26,683
Depreciation and amortization	15,288	11,968	30,270	23,344
General and administrative	7,333	6,866	14,860	12,448
Acquisition costs and other	1,027	117	1,055	172
Total costs and expenses	39,452	32,122	78,865	62,647
OTHER INCOME (EXPENSE)
Interest and other income	115	221	236	457
Interest expense, including amortization	(5,047)	(4,016)	(10,128)	(8,161)
Gain on sales of real estate investments	76,048	—	76,048	—
Total other income (expense)	71,116	(3,795)	66,156	(7,704)
Net income	97,033	17,378	116,695	33,635
Allocation to participating securities	(382)	(53)	(467)	(104)
Net income available to common stockholders	$96,651	$17,325	$116,228	$33,531
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$1.28	$0.25	$1.55	$0.49
Net income available to common stockholders - diluted	$1.28	$0.25	$1.54	$0.48
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	75,250,655	69,580,253	75,225,233	69,094,360
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	75,340,872	69,808,430	75,310,343	69,317,407
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$97,033	$17,378	$116,695	$33,635
Other comprehensive income:
Cash flow hedge adjustment	—	77	—	183
Comprehensive income	$97,033	$17,455	$116,695	$33,818
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)

Six months ended June 30, 2022:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss
	Number of Shares	Amount						Total
Balance as of December 31, 2021	75,068,575	$752	$2,069,604	275,727	$(15,197)	$2,804	$—	$2,057,963
Net income	—	—	—	—	—	19,662	—	19,662
Issuance of common stock, net of issuance costs of $—	147,285	—	—	—	—	—	—	—
Forfeiture of common stock related to employee awards	(1,206)	—	—	—	—	—	—	—
Common shares acquired related to employee awards	(6,348)	—	(493)	—	—	—	—	(493)
Issuance of restricted stock	41,255	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,829	—	—	—	—	2,829
Common stock dividends ($0.34 per share)	—	—	—	—	—	(25,680)	—	(25,680)
Deposits to deferred compensation plan	(147,285)	—	11,535	147,285	(11,535)	—	—	—
Balance as of March 31, 2022	75,102,276	$752	$2,083,475	423,012	$(26,732)	$(3,214)	$—	$2,054,281
Net income	—	—	—	—	—	97,033	—	97,033
Issuance of common stock, net of issuance costs of $112	37,833	—	1,947	—	—	—	—	1,947
Forfeiture of common stock related to employee awards	(28,185)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,010	—	—	—	—	2,010
Common stock dividends ($0.34 per share)	—	—	—	—	—	(25,686)	—	(25,686)
Deposits to deferred compensation plan	(3,582)	—	250	3,582	(250)	—	—	—
Balance as of June 30, 2022	75,120,374	$752	$2,087,682	426,594	$(26,982)	$68,133	$—	$2,129,585

Six months ended June 30, 2021:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss
	Number of Shares	Amount						Total
Balance as of December 31, 2020	68,376,364	$686	$1,589,301	139,224	$(7,546)	$5,926	$(183)	$1,588,184
Net income	—	—	—	—	—	16,257	—	16,257
Issuance of common stock, net of issuance costs of $731	837,846	7	47,866	—	—	—	—	47,873
Common shares acquired related to employee awards	(6,534)	—	(582)	—	—	—	—	(582)
Issuance of restricted stock	25,654	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,970	—	—	—	—	1,970
Common stock dividends ($0.29 per share)	—	—	—	—	—	(20,091)	—	(20,091)
Deposits to deferred compensation plan	(131,322)	—	7,321	131,322	(7,321)	—	—	—
Other comprehensive income	—	—	—	—	—	—	106	106
Balance as of March 31, 2021	69,102,008	$693	$1,645,876	270,546	$(14,867)	$2,092	$(77)	$1,633,717
Net income	—	—	—	—	—	17,378	—	17,378
Issuance of common stock, net of issuance costs of $1,228	1,094,656	11	68,382	—	—	—	—	68,393
Forfeiture of common stock related to employee awards	(85)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,677	—	—	—	—	2,677
Common stock dividends ($0.29 per share)	—	—	—	—	—	(20,428)	—	(20,428)
Deposits to deferred compensation plan	(5,181)	—	330	5,181	(330)	—	—	—
Other comprehensive income	—	—	—	—	—	—	77	77
Balance as of June 30, 2021	70,191,398	$704	$1,717,265	275,727	$(15,197)	$(958)	$—	$1,701,814

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116,695	$33,635
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(4,437)	(3,591)
Amortization of lease intangibles	(6,609)	(3,071)
Depreciation and amortization	30,270	23,344
Gain on sales of real estate investments	(76,048)	—
Deferred financing cost amortization	611	747
Stock-based compensation	4,839	4,647
Changes in assets and liabilities
Other assets	(2,658)	(4,811)
Accounts payable and other liabilities	564	8,324
Net cash provided by operating activities	63,227	59,224
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(276,975)	(160,031)
Proceeds from sales of real estate investments, net	106,835	—
Additions to construction in progress	(18,571)	(3,021)
Additions to buildings, improvements and leasing costs	(30,346)	(20,362)
Net cash used in investing activities	(219,057)	(183,414)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,059	112,613
Issuance costs on issuance of common stock	(49)	(1,606)
Repurchase of common stock related to employee awards	(493)	(582)
Borrowings on credit facility	12,000	25,000
Payments on credit facility	—	(25,000)
Payments on mortgage loan payable	—	(11,271)
Payment of deferred financing costs	(857)	(131)
Dividends paid to common stockholders	(51,298)	(39,961)
Net cash (used in) provided by financing activities	(38,638)	59,062
Net decrease in cash and cash equivalents and restricted cash	(194,468)	(65,128)
Cash and cash equivalents and restricted cash at beginning of period	204,801	107,836
Cash and cash equivalents and restricted cash at end of period	$10,333	$42,708
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$10,520	$7,612
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	29,039	16,131
Non-cash issuance of common stock to the deferred compensation plan	(11,785)	(7,651)
Lease liability arising from recognition of right-of-use asset	—	424
Acquisition of properties	$291,873	$167,660
Assumption of other assets and liabilities	(14,898)	(7,629)
Net cash paid for property acquisitions	$276,975	$160,031
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of June 30, 2022, the Company owned 249 buildings aggregating approximately 15.1 million square feet, 42 improved land parcels consisting of approximately 147.7 acres and four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.3 million square feet and two improved land parcels aggregating approximately 12.1 acres.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three or six months ended June 30, 2022 or 2021.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $3.5 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $6.6 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of June 30, 2022 was 6.5 years. As of June 30, 2022 and December 31, 2021, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	June 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$118,352	$(77,524)	$40,828	$110,351	$(72,266)	$38,085
Above-market leases	3,594	(3,555)	39	3,775	(3,706)	69
Below-market leases	(90,123)	33,536	(56,587)	(78,753)	27,728	(51,025)
Total	$31,823	$(47,543)	$(15,720)	$35,373	$(48,244)	$(12,871)

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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Six Months Ended June 30,
	2022	2021
Beginning
Cash and cash equivalents at beginning of period	$204,404	$107,180
Restricted cash	397	656
Cash and cash equivalents and restricted cash	204,801	107,836
Ending
Cash and cash equivalents at end of period	7,237	39,955
Restricted cash	3,096	2,753
Cash and cash equivalents and restricted cash	10,333	42,708
Net decrease in cash and cash equivalents and restricted cash	$(194,468)	$(65,128)
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

As of June 30, 2022 and December 31, 2021, approximately $42.7 million and $39.7 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.7 million and $0.5 million as of June 30, 2022 and December 31, 2021, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of accumulated amortization in the aggregate of approximately $11.2 million and $10.6 million as of June 30, 2022 and December 31, 2021, respectively.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of June 30, 2022 and December 31, 2021, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of June 30, 2022, include years 2018 to 2021 for federal purposes.
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
In addition, the Company has awarded long-term incentive target awards (the “Performance Share awards”) under its Amended and Restated Long-Term Incentive Plan (as amended and restated, the “Amended LTIP”), which the Company amended and restated on January 8, 2019, to its executives that may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period, which is generally three years. The amount that may be earned is variable depending on the relative total shareholder return of the Company’s common stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the pre-established performance measurement period. Under the Amended LTIP, each participant’s Performance Share award granted will be expressed as a number of shares of common stock and settled in shares of common stock. The grant date fair value of the Performance Share awards will be determined using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period.
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
As of June 30, 2022, the Company owned 44 buildings aggregating approximately 2.9 million square feet and 13 improved land parcels consisting of approximately 68.0 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 24.9% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of June 30, 2022, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of June 30, 2022.
Note 4. Investments in Real Estate
During the three months ended June 30, 2022, the Company acquired ten industrial properties with a total initial investment, including acquisition costs, of approximately $221.6 million, of which $169.5 million was recorded to land, $43.7 million to buildings and improvements, and $8.4 million to intangible assets. Additionally, the Company assumed $12.8 million in liabilities.
During the six months ended June 30, 2022, the Company acquired 12 industrial properties with a total initial investment, including acquisition costs, of approximately $291.9 million, of which $199.5 million was recorded to land, $82.8 million to buildings and improvements, and $9.6 million to intangible assets. Additionally, the Company assumed $15.0 million in liabilities.
The Company recorded revenues and net income for the three months ended June 30, 2022 of approximately $1.7 million and $0.7 million, respectively, and recorded revenues and net income for the six months ended June 30, 2022 of approximately $1.7 million and $0.7 million, respectively, related to the 2022 acquisitions.
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
As of June 30, 2022, the Company had four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.3 million square feet and two improved land parcels aggregating approximately 12.1 acres with a total expected investment of approximately $108.3 million, including redevelopment costs, capitalized interest and other costs. During the second quarter of 2022, the Company completed redevelopment of its Countyline 29 property in Hialeah, FL consisting of approximately 0.2 million square feet. The total investment was approximately $37.7 million. The Company capitalized interest associated with redevelopment and expansion activities of approximately $1.6 million and $0.1 million during the six months ended June 30, 2022 and 2021, respectively.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of June 30, 2022, the Company did not have any properties held for sale.
During the six months ended June 30, 2022, the Company sold one property (consisting of 18 buildings) located in the Northern New Jersey/New York City market for a sales price of approximately $110.4 million, resulting in a gain of approximately $76.0 million.
Note 6. Debt
The following table summarizes the components of the Company’s indebtedness as of June 30, 2022 and December 31, 2021 (dollars in thousands). The Company has no secured debt:

	June 30, 2022	December 31, 2021	Margin Above SOFR	Interest Rate [1]	Contractual Maturity Date
Unsecured Debt:
Unsecured Debt:
Credit Facility	$12,000	$—	1.1% [2]	2.3%	8/20/2025
5-Year Term Loan	100,000	100,000	1.3% [2]	2.8%	1/1/2027
$50M 7-Year Unsecured [3]	50,000	50,000 [4]	n/a	4.2%	9/1/2022
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	3.8%	7/14/2024
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [3]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [3]	100,000	100,000	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [3]	125,000	125,000	n/a	2.4%	8/17/2030
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	2.8%	7/15/2031
Total Unsecured Debt	737,000	725,000
Total Unsecured Debt	737,000	725,000
Less: Unamortized premium/discount and debt issuance costs	(3,941)	(4,330)
Total	$733,059	$720,670

1Reflects the contractual interest rate under the terms of each loan as of June 30, 2022. Excludes the effects of unamortized debt issuance costs and unamortized fair market value premiums, if any.
2The interest rates on these loans are comprised of the Secured Overnight Financing Rate (“SOFR”) plus a SOFR margin. The SOFR margins will range from 1.10% to 1.55% (1.10% as of June 30, 2022) for the revolving credit facility and 1.25% to 1.75% (1.25% as of June 30, 2022) for the $100.0 million term loan, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment.
3Collectively, the “Senior Unsecured Notes”.
4On August 1, 2022, the Company prepaid a $50.0 million tranche of the Senior Unsecured Notes using borrowings from the Company’s revolving credit facility. The notes bore interest at 4.23% and had an original maturity date of September 1, 2022.

On June 29, 2022, the Company entered into the First Amendment to the Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) which (i) increased the borrowing capacity of the revolving credit facility by $150.0 million to $400.0 million, (ii) decreased the accordion feature by $150.0 million to $500.0 million, and (iii) provided for the calculation of interest, pricing and fees based on SOFR instead of LIBOR. The Amended Facility consists of a $400.0 million revolving credit facility that matures in August 2025 and a $100.0 million term loan that matures in January 2027. As of June 30, 2022 and December 31, 2021, there were $12.0 million and $0, respectively, of borrowings outstanding on the revolving credit facility and $100.0 million of borrowings outstanding on the term loan.
The aggregate amount of the Amended Facility may be increased up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $400.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loan, is generally to be paid based upon, at the Company’s option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of June 30, 2022) for the revolving credit facility and 1.25% to 1.75% (1.25% as of June 30, 2022) for the $100.0 million term loan, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of June 30, 2022 and December 31, 2021.

The scheduled principal payments of the Company’s debt as of June 30, 2022 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes		Total Debt
2022 (6 months)	$—	$—	$50,000	[1]	$50,000
2023	—	—	—		—
2024	—	—	100,000		100,000
2025	12,000	—	—		12,000
2026	—	—	50,000		50,000
Thereafter	—	100,000	425,000		525,000
Total debt	12,000	100,000	625,000		737,000
Deferred financing costs, net	—	(455)	(3,486)		(3,941)
Total debt, net	$12,000	$99,545	$621,514		$733,059
Weighted average interest rate	2.3%	2.8%	3.2%		3.1%
1On August 1, 2022, the Company prepaid a $50.0 million tranche of the Senior Unsecured Notes using borrowings from the Company’s revolving credit facility. The notes bore interest at 4.23% and had an original maturity date of September 1, 2022.
Note 7. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of June 30, 2022. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2022 (6 months)	$197,769
2023	192,204
2024	172,502
2025	145,417
2026	116,084
Thereafter	240,375
Total	$1,064,351
Note 8. Derivative Financial Instruments
The Company had no interest rate caps as of June 30, 2022. The Company had one interest rate cap to hedge the variable cash flows associated with $50.0 million of its existing $100.0 million variable-rate term loan, that expired on May 4, 2021. The cap had a notional value of $50.0 million and effectively capped the annual interest rate payable at 4.0% plus 1.20% to 1.70%, depending on leverage, with respect to $50.0 million for the period from December 1, 2014 (effective date) to May 4, 2021.
The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in accumulated other comprehensive income (loss) (“AOCI”) on derivatives (effective portion)	$—	$—	$—	$—
Amount of gain reclassified from AOCI into interest expense (effective portion)	$—	$77	$—	$183

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
Financial Instruments Disclosed at Fair Value
As of June 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s mortgage loan payable and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.
The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
June 30, 2022	$687,014	$—	$687,014	$—	$733,059
December 31, 2021	$743,592	$—	$743,592	$—	$720,670
Note 10. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million ($219.4 million remaining as of June 30, 2022) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $300 Million ATM Program, the Company had a previous at-the-market equity offering program (the “Previous $300 Million ATM Program”), which was substantially utilized as of June 10, 2021 and is no longer active. Actual sales under the $300 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During both the three and six months ended June 30, 2022, the Company issued an aggregate of 27,087 shares of common stock at a weighted average offering price of $76.03 per share under the $300 Million ATM Program, resulting in net proceeds of approximately $2.0 million and paying total compensation to the applicable sales agents of approximately $29,000. During the three and six months ended June 30, 2021, the Company issued an aggregate of 1,084,294 and 1,790,818 shares, respectively, of common stock at a weighted average offering price of $64.21 and $61.84 per share, respectively, under the Previous $300 Million ATM Program and the $300 Million ATM Program, resulting in net proceeds of approximately $68.6 million and $109.1 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.0 million and $1.6 million, respectively.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2022. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2022, the Company had not repurchased any shares of stock pursuant to its share repurchase program.

In connection with the Annual Meeting of Stockholders on May 3, 2022, the Company granted a total of 10,362 unrestricted shares of the Company's common stock to its independent directors under the 2019 Plan with a grant date fair value per share of $63.70. The grant date fair value of the common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.8 million in compensation costs for the three and six months ended June 30, 2022 related to this issuance.
The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three months ended June 30, 2022 and 2021, 3,582 and 5,181 shares of common stock, respectively, and during the six months ended June 30, 2022 and 2021, 150,867 and 136,503 shares of common stock, respectively, were deposited into the Deferred Compensation Plan.
As of June 30, 2022, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 819,008 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to June 30, 2022 ranged from $14.20 to $78.33. The fair value of the restricted stock that was granted during the six months ended June 30, 2022 was approximately $3.9 million and the vesting period for the restricted stock is typically between one and five years. As of June 30, 2022, the Company had approximately $10.7 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 2.8 years. The Company recognized compensation costs of approximately $0.8 and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $2.2 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively, related to the restricted stock issuances.
The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the six months ended June 30, 2022:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2021	289,186	$55.90
Granted	53,287	72.69
Forfeited	(29,391)	59.41
Vested	(20,558)	50.64
Non-vested shares outstanding as of June 30, 2022	292,524	$58.98
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of June 30, 2022:

Non-vested Shares Vesting Schedule	Number of Shares
2022 (6 months)	12,313
2023	53,868
2024	100,004
2025	75,017
2026	51,322
Thereafter	—
Total Non-vested Shares	292,524
Long-Term Incentive Plan:
As of June 30, 2022, there are three open performance measurement periods for the Performance Share awards: January 1, 2020 to December 31, 2022, January 1, 2021 to December 31, 2023, and January 1, 2022 to December 31, 2024.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 and includes the forfeiture of certain of the Performance Share awards during the three and six months ended June 30, 2022 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant	Expense for the Three Months Ended June 30,		Expense for the Six Months Ended June 30,
		2022	2021	2022	2021
January 1, 2019 - December 31, 2021	$4,829	$—	$403	$—	$805
January 1, 2020 - December 31, 2022	4,882	(110)	465	354	929
January 1, 2021 - December 31, 2023	4,820	133	455	589	911
January 1, 2022 - December 31, 2024	5,789	421	—	—	—
Total	$20,320	$444	$1,323	$1,908	$2,645
Dividends:
The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2022:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2022	Common stock	$0.34	February 8, 2022	March 25, 2022	April 8, 2022
June 30, 2022	Common stock	$0.34	May 3, 2022	June 30, 2022	July 14, 2022
Note 11. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the six months ended June 30, 2022 and 2021.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 295,247 and 216,025 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2022 and 2021, respectively, and 299,433 and 213,897 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2022 and 2021, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 90,217 and 85,110 for the three and six months ended June 30, 2022, respectively, and 228,177 and 223,047 for the three and six months ended June 30, 2021, respectively.
Note 12. Commitments and Contingencies
Contractual Commitments. As of August 2, 2022, the Company had three outstanding contracts with third-party sellers to acquire three industrial properties for a total purchase price of approximately $51.3 million. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to due diligence and various closing conditions.

As of August 2, 2022, the Company had three non-binding letters of intent with third-party sellers to acquire three industrial properties for a total anticipated purchase price of approximately $78.5 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.
Note 13. Subsequent Events
On July 5, 2022, the Company acquired one industrial property in Medley, FL, for a total purchase price of approximately $20.0 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings from the Company’s revolving credit facility.
On August 2, 2022, the Company acquired one industrial property in Hawthorne, CA, for a total purchase price of approximately $6.5 million. The property was acquired from an unrelated third party using borrowings from the Company’s revolving credit facility.
On August 1, 2022, the Company prepaid a $50.0 million tranche of the Senior Unsecured Notes using borrowings from the Company’s revolving credit facility. The notes bore interest at 4.23% and had an original maturity date of September 1, 2022.
On August 2, 2022, the Company’s board of directors declared a cash dividend in the amount of $0.40 per share of its common stock payable on October 14, 2022 to the stockholders of record as of the close of business on September 30, 2022.

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 9, 2022, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 4, 2022, in this Quarterly Report on Form 10-Q, and in our other public filings;
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
•risks relating to our real estate redevelopment, renovation and expansion strategies and activities (including rising inflation, supply chain disruptions and construction delays);
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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 77.7% of our total annualized base rent as of June 30, 2022), flex (including light industrial and research and development, or R&D) (approximately 4.5%), transshipment (approximately 6.2%) and improved land (approximately 11.6%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of June 30, 2022, we owned a total of 249 buildings aggregating approximately 15.1 million square feet, 42 improved land parcels consisting of approximately 147.7 acres and four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.3 million square feet and two improved land parcels aggregating approximately 12.1 acres. As of June 30, 2022, our buildings and improved land parcels were approximately 97.9% and 97.0% leased, respectively, to 576 customers, the largest of which accounted for approximately 4.5% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of June 30, 2022:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	218	$157,589	77.7%
Flex	13	9,121	4.5%
Transshipment	18	12,525	6.2%
Improved land	42	23,667	11.6%
Total	291	$202,902	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2022, multiplied by 12.

The following table summarizes by market our investments in real estate as of June 30, 2022:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	53	44	52	45	33	22	249
Rentable Square Feet	2,753,852	2,868,885	2,438,401	2,814,762	2,464,338	1,761,704	15,101,942
% of Total	18.2%	19.0%	16.1%	18.6%	16.4%	11.7%	100.0%
Occupancy % as of June 30, 2022	99.3%	96.1%	99.9%	97.5%	99.6%	94.1%	97.9%
Annualized Base Rent (in thousands) [1]	$30,158	$40,670	$34,506	$32,199	$21,920	$19,783	$179,236
% of Total	16.8%	22.7%	19.3%	18.0%	12.2%	11.0%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$11.03	$14.74	$14.16	$11.74	$8.93	$11.94	$11.79
Weighted Average Remaining Lease Term (Years) [2]	5.9	4.7	3.2	4.2	5.1	3.0	4.4

Investments in Improved Land
Number of Land Parcels	11	13	3	10	2	3	42
Acres	22.9	68.0	7.1	25.8	3.2	20.7	147.7
% of Total	15.5%	46.1%	4.8%	17.5%	2.1%	14.0%	100.0%
Occupancy % as of June 30, 2022	90.7%	100.0%	100.0%	91.3%	100.0%	100.0%	97.0%
Annualized Base Rent (in thousands) [1]	$6,150	$9,785	$1,452	$4,124	$422	$1,733	$23,666
% of Total	26.0%	41.3%	6.1%	17.4%	1.8%	7.4%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$6.82	$3.45	$4.72	$4.18	$3.07	$1.98	$3.90
Weighted Average Remaining Lease Term (Years) [2]	4.5	6.1	3.6	3.3	2.2	5.5	4.7

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$36,308	$50,455	$35,958	$36,323	$22,342	$21,516	$202,902
% of Total Annualized Base Rent [1]	17.9%	24.9%	17.7%	17.9%	11.1%	10.5%	100.0%
Gross Book Value (in thousands) [3]	$586,895	$764,302	$554,107	$605,016	$427,330	$318,790	$3,256,440
% of Total Gross Book Value	18.0%	23.5%	17.0%	18.6%	13.1%	9.8%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2022, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of June 30, 2022, weighted by the respective square footage.
3Includes four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.3 million square feet and two improved land parcels aggregating approximately 12.1 acres.
As of June 30, 2022, we owned four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.3 million square feet and two improved land parcels aggregating approximately 12.1 acres with a total expected investment of approximately $108.3 million, including redevelopment costs, capitalized interest and other costs.

The following table summarizes our capital expenditures incurred during the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Building improvements	$11,356	$9,940	$20,872	$11,694
Tenant improvements	6,577	2,499	11,124	3,420
Leasing commissions	5,245	4,985	9,936	7,727
Redevelopment, renovation and expansion	7,232	5,311	19,183	5,883
Total capital expenditures [1]	$30,410	$22,735	$61,115	$28,724
1Includes approximately $19.2 million and $13.8 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $42.7 million and $15.0 million for the six months ended June 30, 2022 and 2021, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 29 and 14 properties for the three months ended June 30, 2022 and 2021, respectively, and at 34 and 14 properties for the six months ended June 30, 2022 and 2021, respectively. Also includes approximately $3.4 million and $3.6 million for the three and six months ended June 30, 2022, respectively, related to roof replacements in advance of rooftop solar installations as part of our ESG initiatives.
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

Our top 20 customers based on annualized base rent as of June 30, 2022 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent
1	Amazon.com [2]	6	471,880	3.1%	$9,069	4.5%
2	FedEx Corporation [3]	6	246,779	1.6%	4,880	2.4%
3	Danaher	3	171,707	1.1%	3,960	2.0%
4	United States Government	8	300,732	2.0%	3,794	1.9%
5	District of Columbia	7	234,071	1.5%	3,343	1.6%
6	O'Neill Logistics	2	237,692	1.6%	2,069	1.0%
7	Port Kearny Security, Inc. [4]	1	—	—%	2,040	1.0%
8	DirectBuy Home Improvement	2	230,891	1.5%	2,011	1.0%
9	B&B Granite Block Sales, LLC [5]	1	—	—%	1,944	1.0%
10	Costco-Innovel Solutions LLC	1	219,910	1.5%	1,870	0.9%
11	Hanjin International America, Inc. and Hanjin Transportation Co., LTD	1	114,061	0.8%	1,848	0.9%
12	XPO Logistics	2	180,717	1.2%	1,843	0.9%
13	Team Alliance Logistics Inc. DBA A&V Transportation [6]	2	—	—%	1,777	0.9%
14	L3 Harris Technologies, Inc.	1	147,898	1.0%	1,751	0.8%
15	Divergent Technologies, Inc. [7]	2	72,808	0.6%	1,613	0.8%
16	Bar Logistics	1	203,263	1.3%	1,593	0.8%
17	Topaz Lighting Corp.	1	190,000	1.2%	1,552	0.8%
18	YRC	2	61,252	0.4%	1,540	0.8%
19	PODS Enterprises. LLC	1	201,977	1.3%	1,515	0.7%
20	Envogue International	1	192,000	1.3%	1,454	0.7%
	Total	51	3,477,638	23.0%	$51,466	25.4%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2022, multiplied by 12.
2Includes two improved land parcels consisting of approximately 6.2 acres.
3Includes two improved land parcels consisting of approximately 7.7 acres.
4Includes an improved land parcel consisting of approximately 16.9 acres.
5Includes an improved land parcel consisting of approximately 7.2 acres.
6Includes two improved land parcels consisting of approximately 4.4 acres.
7Includes an improved land parcel consisting of approximately 1.4 acres.
The following table summarizes the anticipated lease expirations for leases in place as of June 30, 2022, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2,3]	% of Total Annualized Base Rent
2022 (6 months) [1]	988,633	6.5%	$8,027	3.4%
2023	1,955,040	12.9%	26,103	11.1%
2024	1,854,679	12.3%	25,150	10.8%
2025	1,805,514	12.0%	35,947	15.3%
2026	2,447,748	16.2%	38,749	16.5%
Thereafter	5,733,470	38.0%	100,337	42.9%
Total	14,785,084	97.9%	$234,313	100.0%
1Includes leases that expire on or after June 30, 2022 and month-to-month leases totaling approximately 30,348 square feet.

2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of June 30, 2022, multiplied by 12.
3Includes annualized base rent related to 42 improved land parcels totaling approximately 147.7 acres.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of June 30, 2022, leases representing approximately 3.4% of the total annualized base rent of our portfolio are scheduled to expire during the year ending December 31, 2022. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2022 expirations will be above the rates currently being paid for the same space. Cash rent changes on new and renewed leases totaling approximately 0.5 million square feet and 7.2 acres of improved land commencing during the three months ended June 30, 2022 were approximately 55.4% higher as compared to the previous rental rates for that same space, and cash rent changes on new and renewed leases totaling approximately 1.2 million square feet and 11.3 acres commencing during the six months ended June 30, 2022 were approximately 42.8% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio for the operating portfolio of 27.5% and 38.6%, respectively, for the three and six months ended June 30, 2022. We had a tenant retention ratio for the improved land portfolio of 100.0% and 87.4%, respectively, for the three and six months ended June 30, 2022. We define tenant retention ratio as the square footage or acreage of all leases commenced during the period that are rented by existing tenants divided by the square footage or acreage of all expiring leases during the reporting period. The square footage or acreage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.
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
Recent Developments
Acquisition Activity
During the three months ended June 30, 2022, we acquired ten industrial properties for a total purchase price of approximately $203.3 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions, net proceeds from the issuance of common stock and debt. The following table sets forth the industrial properties we acquired during the three months ended June 30, 2022:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]	Acreage [3]
NE 91st	Redmond, WA	April 8, 2022	2	32,000	$9,780	4.1%	—
87 Doremus	Newark, NJ	April 18, 2022	—	—	17,300	5.3%	9.7
3660 Thomas Road	Santa Clara, CA	May 4, 2022	1	135,000	54,600	2.5%	—
127 Doremus Avenue	Newark, NJ	May 19, 2022	—	—	11,900	6.9%	2.4
3660 Fee Ana	Anaheim, CA	May 24, 2022	—	—	15,000	4.7%	2.1
332 Hindry Avenue	Inglewood, CA	May 25, 2022	1	19,000	9,280	2.4%	—
8320-8400 Isis Avenue	Los Angeles, CA	May 25, 2022	1	40,000	17,902	3.2%	—
Teagarden	San Leandro, CA	June 1, 2022	5	104,000	34,600	3.5%	—
293 Roanoke Avenue	Newark, NJ	June 7, 2022	—	—	13,000	5.4%	1.8
8660 Willows Road	Redmond, WA	June 17, 2022	—	—	19,900	4.3%	3.5
Total/Weighted Average			10	330,000	$203,262	3.8%	19.5

1Excludes intangible liabilities and mortgage premiums, if any. The total aggregate initial investment was approximately $221.6 million, including $8.4 million in capitalized closing costs and acquisition costs and $9.9 million in assumed intangible liabilities.
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
Redevelopment Activity
As of June 30, 2022, we had four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.3 million square feet and two improved land parcels aggregating approximately 12.1 acres with a total expected investment of approximately $108.3 million, including redevelopment costs, capitalized interest and other costs as follows:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Post-Development Square Feet	Estimated Completion Quarter	% Pre-leased June 30, 2022
73rd Street	$20,616	$18,313	$2,303	6.5%	128,844	Q3 2022	66.1%
Countyline #30	37,867	37,102	765	3.8%	205,107	Q3 2022	100.0%
Berryessa [3]	24,563	24,182	381	5.1%	N/A	Q1 2023	—%
Paterson Plank III [4]	25,303	19,545	5,758	4.4%	N/A	Q2 2023	—%
Total/Weighted Average	$108,349	$99,142	$9,207	4.7%	333,951		86.9%
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
3Improved land parcel of approximately 7.2 acres.
4Improved land parcel of approximately 4.9 acres.
During the second quarter of 2022, we completed redevelopment of our Countyline 29 property in Hialeah, FL consisting of approximately 0.2 million square feet. The property has an estimated stabilized cap rate of 3.8% and the total aggregate investment was approximately $37.7 million.

Disposition Activity
During the six months ended June 30, 2022, we sold one property (consisting of 18 buildings) located in the Northern New Jersey/New York City market for a sales price of approximately $110.4 million, resulting in a gain of approximately $76.0 million.
The following summarizes the condensed results of operations of the property sold during the three and six months ended June 30, 2022 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Rental revenues	$458	$1,005	$1,554	$1,985
Tenant expense reimbursements	122	422	647	1,001
Property operating expenses	(186)	(478)	(745)	(1,152)
Depreciation and amortization	—	(273)	(243)	(554)
Income from operations	$394	$676	$1,213	$1,280
Credit Facility
On June 29, 2022, we entered into the First Amendment to the Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) which (i) increased the borrowing capacity of the revolving credit facility by $150.0 million to $400.0 million, (ii) decreased the accordion feature by $150.0 million to $500.0 million, and (iii) provided for the calculation of interest, pricing and fees based on SOFR instead of LIBOR.
Senior Unsecured Notes
On August 1, 2022, we prepaid a $50.0 million tranche of the Senior Unsecured Notes using borrowings from our revolving credit facility. The notes bore interest at 4.23% and had an original maturity date of September 1, 2022.
ATM Program
We have an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million ($219.4 million remaining as of June 30, 2022) in amounts and at times as we determine from time to time. Prior to the implementation of the $300 Million ATM Program, we had a previous at-the-market equity program, which was substantially utilized as of June 10, 2021 and which is no longer active. We intend to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions, redevelopments and repayment of indebtedness, including borrowings under our revolving credit facility. During both the three and six months ended June 30, 2022, we issued an aggregate of 27,087 shares of common stock at a weighted average offering price of $76.03 per share under the $300 Million ATM Program, resulting in net proceeds of approximately $2.0 million and paying total compensation to the applicable sales agents of approximately $29,000.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2022. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2022, we had not repurchased any shares of our common stock pursuant to our share repurchase program.
Dividend and Distribution Activity
On August 2, 2022, our board of directors declared a cash dividend in the amount of $0.40 per share of our common stock payable on October 14, 2022 to the stockholders of record as of the close of business on September 30, 2022.
Contractual Commitments
As of August 2, 2022, we had outstanding contracts with third-party sellers to acquire three industrial properties for a total aggregate purchase price of $51.3 million, as described under the heading “Material Cash Commitments” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
Inflation

The U.S. economy has experienced an increase in inflation rates recently affecting consumers and a wide variety of industries and sectors. Inflation has increased construction costs, including tenant improvements and capital projects, and operating costs. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 59.9% of our total rentable square feet expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.
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
The analysis of our results below for the three and six months ended June 30, 2022 and 2021 includes the changes attributable to same store properties. The same store pool for the comparison of the three and six months ended June 30, 2022 and 2021 includes all properties that were owned and in operation as of June 30, 2022 and since January 1, 2021 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of June 30, 2022. As of June 30, 2022, the same store pool consisted of 200 buildings aggregating approximately 12.4 million square feet representing approximately 81.8% of our total square feet owned and 24 improved land parcels consisting of approximately 91.5 acres. As of June 30, 2022, the non-same store properties, which we acquired, redeveloped, or sold during 2021 and 2022 or were held for sale or in redevelopment as of June 30, 2022, consisted of 49 buildings aggregating approximately 2.7 million square feet, 18 improved land parcels consisting of approximately 56.2 acres and four properties under redevelopment that, upon completion, will consist of two properties aggregating approximately 0.3 million square feet and two improved land parcels aggregating approximately 12.1 acres. As of June 30, 2022 and 2021, our consolidated same store pool occupancy was approximately 98.0% and 97.9%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021:

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$41,443	$38,876	$2,567	6.6%
Non-same store operating properties [2]	11,018	3,559	7,459	209.6%
Total rental revenues	52,461	42,435	10,026	23.6%
Tenant expense reimbursements [1]
Same store	10,936	9,915	1,021	10.3%
Non-same store operating properties [2]	1,972	945	1,027	108.7%
Total tenant expense reimbursements	12,908	10,860	2,048	18.9%
Total revenues	65,369	53,295	12,074	22.7%
Property operating expenses
Same store	12,719	11,751	968	8.2%
Non-same store operating properties [2]	3,085	1,420	1,665	117.3%
Total property operating expenses	15,804	13,171	2,633	20.0%
Net operating income [3]
Same store	39,660	37,040	2,620	7.1%
Non-same store operating properties [2]	9,905	3,084	6,821	221.2%
Total net operating income	$49,565	$40,124	$9,441	23.5%
Other costs and expenses
Depreciation and amortization	15,288	11,968	3,320	27.7%
General and administrative	7,333	6,866	467	6.8%
Acquisition costs and other	1,027	117	910	777.8%
Total other costs and expenses	23,648	18,951	4,697	24.8%
Other income (expense)
Interest and other income	115	221	(106)	(48.0)%
Interest expense, including amortization	(5,047)	(4,016)	(1,031)	25.7%
Gain on sales of real estate investments	76,048	—	76,048	n/a
Total other income (expense)	71,116	(3,795)	74,911	n/a
Net income	$97,033	$17,378	$79,655	458.4%
1Accounting Standards Update (“ASU”) No. 2018-11, Leases (Topic 842), allows us to elect not to separate lease and non-lease rental income. All rental income earned pursuant to tenant leases is reflected as one line, “Rental revenues and tenant expense reimbursements” on our accompanying consolidated statements of operations. We believe that the above presentation of rental revenues and tenant expense reimbursements is not, and is not intended to be, a presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and a reconciliation to total revenue is provided above. We believe this information is frequently used by management, investors, and other interested parties to evaluate our performance. See “Note 2 - Significant Accounting Policies” in our condensed notes to consolidated financial statements for more information regarding our adoption of this standard.
2Includes 2022 and 2021 acquisitions and dispositions, eighteen improved land parcels and four properties under redevelopment as of June 30, 2022.
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

Revenues. Total revenues increased approximately $12.1 million for the three months ended June 30, 2022 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases, property acquisitions during 2022 and 2021 and an increase in occupancy rate. Cash rents on new and renewed leases totaling approximately 0.5 million square feet commencing during the three months ended June 30, 2022 increased approximately 55.4% compared to the previous rental rates for that same space. For the three months ended June 30, 2022 and 2021, approximately $1.4 million and $1.1 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants.
Property operating expenses. Total property operating expenses increased approximately $2.6 million during the three months ended June 30, 2022 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.7 million attributable to property acquisitions during 2022 and 2021 as well as increases in insurance premiums, real estate taxes related to annual rate increases and utilities expenses incurred at certain of our properties.
Depreciation and amortization. Depreciation and amortization increased approximately $3.3 million during the three months ended June 30, 2022 compared to the same period from the prior year primarily due to property acquisitions during 2022 and 2021.
General and administrative expenses. General and administrative expenses increased approximately $0.5 million primarily due to increased restricted stock amortization and other compensation expenses due to an increase in the number of employees and salaries for the three months ended June 30, 2022 compared to the same period from the prior year.
Acquisition costs and other. Acquisition costs and other increased approximately $0.9 million during the three months ended June 30, 2022 compared to the same period from the prior year primarily due to environmental remediation at our Avenue A property of approximately $1.0 million.
Interest and other income. Interest and other income for the three months ended June 30, 2022 remained consistent with the same period in the prior year.
Interest expense, including amortization. Interest expense increased approximately $1.0 million for the three months ended June 30, 2022 compared to the same period from the prior year primarily due to the issuance of approximately $150.0 million of senior unsecured notes on July 15, 2021 and $125.0 million of senior unsecured notes on October 28, 2021.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $76.0 million for the three months ended June 30, 2022 compared to the same period from the prior year. We sold one property during the three months ended June 30, 2022 and we did not sell any properties during the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021:

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$82,297	$76,558	$5,739	7.5%
Non-same store operating properties [2]	20,505	5,686	14,819	260.6%
Total rental revenues	102,802	82,244	20,558	25.0%
Tenant expense reimbursements [1]
Same store	22,385	19,948	2,437	12.2%
Non-same store operating properties [2]	4,217	1,794	2,423	135.1%
Total tenant expense reimbursements	26,602	21,742	4,860	22.4%
Total revenues	129,404	103,986	25,418	24.4%
Property operating expenses
Same store	26,375	24,005	2,370	9.9%
Non-same store operating properties [2]	6,305	2,678	3,627	135.4%
Total property operating expenses	32,680	26,683	5,997	22.5%
Net operating income [3]
Same store	78,307	72,501	5,806	8.0%
Non-same store operating properties [2]	18,417	4,802	13,615	283.5%
Total net operating income	$96,724	$77,303	$19,421	25.1%
Other costs and expenses
Depreciation and amortization	30,270	23,344	6,926	29.7%
General and administrative	14,860	12,448	2,412	19.4%
Acquisition costs and other	1,055	172	883	513.4%
Total other costs and expenses	46,185	35,964	10,221	28.4%
Other income (expense)
Interest and other income	236	457	(221)	(48.4)%
Interest expense, including amortization	(10,128)	(8,161)	(1,967)	24.1%
Gain on sales of real estate investments	76,048	—	76,048	n/a
Total other income (expense)	66,156	(7,704)	73,860	n/a
Net income	$116,695	$33,635	$83,060	246.9%
1ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, allows us to elect not to separate lease and non-lease rental income. All rental income earned pursuant to tenant leases is reflected as one line, “Rental revenues and tenant expense reimbursements” on our accompanying consolidated statements of operations. We believe that the above presentation of rental revenues and tenant expense reimbursements is not, and is not intended to be, a presentation in accordance with GAAP. We believe this information is frequently used by management, investors, and other interested parties to evaluate our performance. See “Note 2 - Significant Accounting Policies” in our condensed notes to consolidated financial statements for more information regarding our adoption of this standard.
2Includes 2021 and 2022 acquisitions and dispositions, eighteen improved land parcels and four properties under redevelopment as of June 30, 2022.
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

Revenues. Total revenues increased approximately $25.4 million for the six months ended June 30, 2022 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases, property acquisitions during 2022 and 2021 and an increase in occupancy rate. Cash rents on new and renewed leases totaling approximately 1.2 million square feet commencing during the six months ended June 30, 2022 increased approximately 42.8% compared to the same period from the prior year. For the six months ended June 30, 2022 and 2021, approximately $3.2 million and $2.2 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.1 million and $0.2 million, respectively, was recorded in lease termination revenue.
Property operating expenses. Total property operating expenses increased approximately $6.0 million during the six months ended June 30, 2022 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $3.6 million attributable to property acquisitions during 2022 and 2021 as well increases in insurance premiums, real estate taxes related to annual rate increases and utilities expenses incurred at certain of our properties.
Depreciation and amortization. Depreciation and amortization increased approximately $6.9 million during the six months ended June 30, 2022 compared to the same period from the prior year primarily due to property acquisitions during 2021 and 2022.
General and administrative expenses. General and administrative expenses increased approximately $2.4 million for the six months ended June 30, 2022 primarily due to increased restricted stock amortization and other compensation expenses, including an increase in bonus expense and an increase in the number of employees compared to the same period from the prior year.
Acquisition costs and other. Acquisition costs and other increased approximately $0.9 million during the six months ended June 30, 2022 compared to the same period from the prior year primarily due to environmental remediation at our Avenue A property of approximately $1.0 million.
Interest and other income. Interest and other income for the six months ended June 30, 2022 remained consistent with the same period in the prior year.
Interest expense, including amortization. Interest expense increased approximately $2.0 million for the six months ended June 30, 2022 compared to the same period from the prior year. This increase was primarily due to the issuance of approximately $150.0 million of senior unsecured notes on July 15, 2021 and $125.0 million of senior unsecured notes on October 28, 2021, partially offset by the repayment of an $11.3 million mortgage loan in 2021.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $76.0 million for the six months ended June 30, 2022 compared to the same period from the prior year. We sold one property during the six months ended June 30, 2022 and we did not sell any properties during the six months ended June 30, 2021.
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
Equity Sources of Liquidity
The following sets forth certain information regarding our current at-the-market common stock offering program as of June 30, 2022:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$300 Million ATM Program	June 11, 2021	$300,000	$219,375
The table below sets forth the activity under our at-the-market common stock offering programs during the three and six months ended June 30, 2022 and 2021, respectively (in thousands, except share and price per share data):

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
June 30, 2022	27,087	$76.03	$2,030	$29
June 30, 2021	1,084,294	$64.21	$68,611	$1,010

For the Six Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
June 30, 2022	27,087	$76.03	$2,030	$29
June 30, 2021	1,790,818	$61.84	$109,137	$1,606

Debt Sources of Liquidity
As of June 30, 2022, we had $50.0 million of senior unsecured notes that mature in September 2022, $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of senior unsecured notes that mature in August 2030, and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”).
On June 29, 2022, we entered into the First Amendment to the Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) which (i) increased the borrowing capacity of the revolving credit facility by $150.0 million to $400.0 million, (ii) decreased the accordion feature by $150.0 million to $500.0 million, and (iii) provided for the calculation of interest, pricing and fees based on SOFR instead of LIBOR. The Amended Facility consists of a $400.0 million revolving credit facility that matures in August 2025 and a $100.0 million term loan that matures in January 2027. As of June 30, 2022 and 2021, there were $12.0 million and $0, respectively, of borrowings outstanding on our revolving credit facility and $100.0 million of borrowings outstanding on our term loan.
The aggregate amount of the Amended Facility may be increased up to $500.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $100.0 million term loan and the $400.0 million revolving credit facility, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loan, is generally to be paid based upon, at our option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, or thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of June 30, 2022) for the revolving credit facility and 1.25% to 1.75% (1.25% as of June 30, 2022) for the $100.0 million term loan, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value and includes a 10 basis points SOFR credit adjustment.. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of June 30, 2022 and 2021.
As of June 30, 2022 and December 31, 2021, we held cash and cash equivalents totaling approximately $7.2 million and $204.4 million, respectively.
The following tables summarize our debt maturities and principal payments as of June 30, 2022 and our market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the six months ended June 30, 2022 and 2021 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes		Total Debt
2022 (6 months)	$—	$—	$50,000	[1]	$50,000
2023	—	—	—		—
2024	—	—	100,000		100,000
2025	12,000	—	—		12,000
2026	—	—	50,000		50,000
Thereafter	—	100,000	425,000		525,000
Total Debt	12,000	100,000	625,000		737,000
Deferred financing costs, net	—	(455)	(3,486)		(3,941)
Total Debt, net	$12,000	$99,545	$621,514		$733,059
Weighted average interest rate	2.3%	2.8%	3.2%		3.1%

1On August 1, 2022, we prepaid a $50.0 million tranche of the Senior Unsecured Notes using borrowings from our revolving credit facility. The notes bore interest at 4.23% and had an original maturity date of September 1, 2022.

	As of June 30, 2022		As of June 30, 2021
Total Debt, net	$733,059		$448,154
Equity
Common Stock
Shares Outstanding [1]	75,546,968		70,467,125
Market Price [2]	$55.73		$64.52
Total Equity	4,210,233		4,546,539
Total Market Capitalization	$4,943,292		$4,994,693
Total Debt-to-Total Investments in Properties [3]	22.5%		18.5%
Total Debt-to-Total Market Capitalization [4]	14.8%		9.0%
Floating Rate Debt as a % of Total Debt [5]	15.2%		22.3%
Unhedged Floating Rate Debt as a % of Total Debt [6]	15.2%		22.3%
Adjusted EBITDA [7]	$86,939		$69,959
Interest Coverage [8]	8.6	x	8.6	x
Fixed Charge Coverage [9]	7.4	x	8.5	x
Total Debt-to-Adjusted EBITDA [10]	4.1	x	3.1	x
Weighted Average Maturity of Total Debt (years)	5.4		4.1

1Includes 292,524 and 215,962 shares of unvested restricted stock outstanding as of June 30, 2022 and 2021, respectively. Also includes 426,594 and 275,727 shares held in the Deferred Compensation Plan as of June 30, 2022 and 2021, respectively.
2Closing price of a share of our common stock on the New York Stock Exchange on June 30, 2022 and 2021, respectively, in dollars per share.
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
7Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the six months ended June 30, 2022 and 2021, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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

The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2022:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2022	Common stock	$0.34	February 8, 2022	March 25, 2022	April 8, 2022
June 30, 2022	Common stock	$0.34	May 3, 2022	June 30, 2022	July 14, 2022
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $63.2 million for the six months ended June 30, 2022 compared to approximately $59.2 million for the six months ended June 30, 2021. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2022 and 2021 and increased rents on new and renewed leases at our same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $219.1 million and $183.4 million for the six months ended June 30, 2022 and 2021, respectively, which consisted primarily of cash paid for property acquisitions of approximately $277.0 million and $160.0 million, respectively, and additions to capital improvements of approximately $48.9 million and $23.4 million, respectively.
Cash From Financing Activities. Net cash used in financing activities was approximately $38.6 million for the six months ended June 30, 2022, which consisted primarily of approximately $51.3 million in equity dividend payments, partially offset by a $12.0 million draw on our revolving credit facility and approximately $1.5 million in net proceeds from the issuance of common stock. Net cash provided by financing activities was approximately $59.1 million for the six months ended June 30, 2021, which consisted primarily of approximately $111.0 million in net proceeds from the issuance of common stock, partially offset by approximately $40.0 million in equity dividend payments and approximately $11.3 million in mortgage loan payments.
Critical Accounting Policies
A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and in the condensed notes to consolidated financial statements in this Quarterly Report on Form 10-Q.
Material Cash Commitments
As of August 2, 2022, we have three outstanding contracts with third-party sellers to acquire three industrial properties for a total aggregate purchase price of $51.3 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes our material cash commitments due by period as of June 30, 2022 (dollars in thousands):

Material Cash Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$50,000	$100,000	$162,000	$425,000	$737,000
Debt interest payments	19,073	34,155	27,533	32,163	112,924
Operating lease commitments	634	1,354	1,436	1,167	4,591
Purchase obligations [1]	51,300	—	—	—	51,300
Total	$121,007	$135,509	$190,969	$458,330	$905,815
1As of August 2, 2022

As of August 2, 2022, we executed three non-binding letters of intent with third-party sellers to acquire three industrial properties for a total anticipated purchase price of approximately $78.5 million. In the normal course of its business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into purchase and sale agreements with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.
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
The following table reflects the calculation of FFO reconciled from net income for the three and six months ended June 30, 2022 and 2021 (dollars in thousands except per share data):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net income	$97,033	$17,378	$79,655	458.4%	$116,695	$33,635	$83,060	246.9%
Gain on sales of real estate investments	(76,048)	—	(76,048)	n/a	(76,048)	—	(76,048)	n/a
Depreciation and amortization	15,288	11,968	3,320	27.7%	30,270	23,344	6,926	29.7%
Non-real estate depreciation	(21)	(17)	(4)	23.5%	(44)	(30)	(14)	46.7%
Allocation to participating securities [1]	(144)	(90)	(54)	60.0%	(285)	(176)	(109)	61.9%
Funds from operations attributable to common stockholders [2]	$36,108	$29,239	$6,869	23.5%	$70,588	$56,773	$13,815	24.3%
Basic FFO per common share	$0.48	$0.42	$0.06	14.3%	$0.94	$0.82	$0.12	14.6%
Diluted FFO per common share	$0.48	$0.42	$0.06	14.3%	$0.94	$0.82	$0.12	14.6%
Weighted average basic common shares	75,250,655	69,580,253			75,225,233	69,094,360
Weighted average diluted common shares	75,340,872	69,808,430			75,310,343	69,317,407
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 295,247 and 216,025 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2022 and 2021, respectively, and 299,433 and 213,897 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2022 and 2021, respectively.
2Includes performance share award expense of approximately $0.4 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $1.9 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively. See “Note 10 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our performance share awards.
FFO increased by approximately $6.9 million and $13.8 million for the three and six months ended June 30, 2022, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2021 and 2022 as well as same store NOI growth of approximately $2.6 million and $5.8 million for the three and six months ended June 30, 2022, respectively, compared to the same periods from the prior year. The FFO increase was partially offset by increased weighted average common shares outstanding, increased acquisition costs and other due to environmental remediation at our Avenue A property and increased general and administrative expenses due to additional headcount for the three and six months ended June 30, 2022 compared to the same periods from the prior year.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net income	$97,033	$17,378	$79,655	458.4%	$116,695	$33,635	$83,060	246.9%
Gain on sales of real estate investments	(76,048)	—	(76,048)	n/a	(76,048)	—	(76,048)	n/a
Depreciation and amortization	15,288	11,968	3,320	27.7%	30,270	23,344	6,926	29.7%
Interest expense, including amortization	5,047	4,016	1,031	25.7%	10,128	8,161	1,967	24.1%
Stock-based compensation	2,010	2,677	(667)	(24.9)%	4,839	4,647	192	4.1%
Acquisition costs and other	1,027	117	910	777.8%	1,055	172	883	513.4%
Adjusted EBITDA	$44,357	$36,156	$8,201	22.7%	$86,939	$69,959	$16,980	24.3%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of June 30, 2022 and since January 1, 2021 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of June 30, 2022. As of June 30, 2022, the same store pool consisted of 200 buildings aggregating approximately 12.4 million square feet representing approximately 81.8% of our total square feet owned and 24 improved land parcels containing approximately 91.5 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net income [1]	$97,033	$17,378	$79,655	458.4%	$116,695	$33,635	$83,060	246.9%
Depreciation and amortization	15,288	11,968	3,320	27.7%	30,270	23,344	6,926	29.7%
General and administrative	7,333	6,866	467	6.8%	14,860	12,448	2,412	19.4%
Acquisition costs and other	1,027	117	910	777.8%	1,055	172	883	513.4%
Total other income and expenses	(71,116)	3,795	(74,911)	n/a	(66,156)	7,704	(73,860)	n/a
Net operating income	49,565	40,124	9,441	23.5%	96,724	77,303	19,421	25.1%
Less non-same store NOI [2]	(9,905)	(3,084)	(6,821)	221.2%	(18,417)	(4,802)	(13,615)	283.5%
Same store NOI	$39,660	$37,040	$2,620	7.1%	$78,307	$72,501	$5,806	8.0%
Less straight-line rents and amortization of lease intangibles [3]	(1,735)	(2,964)	1,229	(41.5)%	(3,865)	(5,695)	1,830	(32.1)%
Cash-basis same store NOI	$37,925	$34,076	$3,849	11.3%	$74,442	$66,806	$7,636	11.4%
Less termination fee income	(100)	(29)	(71)	244.8%	(248)	(147)	(101)	68.7%
Cash-basis same store NOI excluding termination fees	$37,825	$34,047	$3,778	11.1%	$74,194	$66,659	$7,535	11.3%
1Includes approximately $0.1 million and $0.1 million of lease termination income for the three months ended June 30, 2022 and 2021, respectively, and approximately $0.2 million and $0.2 million of lease termination income for the six months ended June 30, 2022 and 2021, respectively.
2Includes 2021 and 2022 acquisitions and dispositions, 18 improved land parcels consisting of approximately 56.2 acres and four properties under redevelopment and one completed redevelopment property with an aggregate book value of approximately $37.7 million as of June 30, 2022.
3Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $3.8 million for the three months ended June 30, 2022 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and contractual rent increases included in pre-existing leases. For the three months ended June 30, 2022 and 2021, total contractual rent abatements of approximately $0.5 million and $0.7 million, respectively, were given to certain tenants in the same-store pool and approximately $0.1 million and $0 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.1 million of the increase in cash-basis same store NOI for the three months ended June 30, 2022 related to properties that were acquired vacant or with near term expirations in 2020.
Cash-basis same store NOI increased by approximately $7.6 million for the six months ended June 30, 2022 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and increased occupancy. For the six months ended June 30, 2022 and 2021, total contractual rent abatements of approximately $1.4 million and $1.6 million, respectively, were given to certain tenants in the same-store pool and approximately $0.2 million and $0.1 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.2 million of the increase in cash-basis same store NOI for the six months ended June 30, 2022 related to properties that were acquired vacant or with near term expirations in 2020.

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
As of June 30, 2022, we had $100.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. See “Note 8 - Derivative Financial Instruments” in our condensed notes to consolidated financial statements for more information regarding our prior interest rate cap. Amounts borrowed under our Amended Facility bear interest at a variable rate based on SOFR plus an applicable SOFR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 2.8% as of June 30, 2022. If the SOFR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.3 million annually on the total of the outstanding balances on our Amended Facility as of June 30, 2022.
We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract. As of June 30, 2022, each of the agreements governing our variable rate debt either have been transitioned to SOFR or provide for the replacement of LIBOR if it becomes unavailable during the term of such agreement.
The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but as our contracts indexed to LIBOR are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c)Not Applicable.

Item 3.        Defaults Upon Senior Securities.
None.
Item 4.        Mine Safety Disclosures.
Not Applicable.
Item 5.        Other Information.
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

10.1
First Amendment, dated as of June 29, 2022, to the Sixth Amended and Restated Senior Credit Agreement, among Terreno Realty LLC, as “Borrower”, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, MUFG Union Bank, N.A., as co-syndication agent and joint lead arranger, PNC Bank, National Association, as co-syndication agent, PNC Capital Markets LLC, as joint lead arranger, Regions Bank, as co-syndication agent, Regions Capital Markets, as joint lead arranger and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on July 5, 2022 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated August 3, 2022.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated August 3, 2022.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated August 3, 2022.

32.1**	18 U.S.C. § 1350 Certification dated August 3, 2022.

32.2**	18 U.S.C. § 1350 Certification dated August 3, 2022.

32.3**	18 U.S.C. § 1350 Certification dated August 3, 2022.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

August 3, 2022	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

August 3, 2022	By:	/s/ Michael A. Coke
Michael A. Coke
President

August 3, 2022	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer (Principal Financial Officer)

August 3, 2022	By:	/s/ Melinda Weston
Melinda Weston
Chief Accounting Officer (Principal Accounting Officer)