Form 10-Q
period 2022-09-30
Terreno Realty Corp
filed 2022-11-02
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-34603
_________________________
Terreno Realty Corporation
(Exact Name of Registrant as Specified in Its Charter)
_________________________

Maryland	27-1262675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10500 NE 8th Street, Suite 1910 Bellevue, WA	98004

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 655-4580

10500 NE 8th Street, Suite 301 Bellevue, WA 98004
(Former Address of Principal Executive Offices)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 76,066,729 shares of its common stock, $0.01 par value per share, outstanding as of October 31, 2022.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments in real estate
Land	$1,806,657	$1,556,952
Buildings and improvements	1,363,240	1,210,591
Construction in progress	44,320	65,157
Intangible assets	125,715	114,126
Total investments in properties	3,339,932	2,946,826
Accumulated depreciation and amortization	(310,496)	(279,062)
Net investments in properties	3,029,436	2,667,764
Properties held for sale, net	10,198	—
Net investments in real estate	3,039,634	2,667,764
Cash and cash equivalents	10,153	204,404
Restricted cash	844	397
Other assets, net	58,043	51,650
Total assets	$3,108,674	$2,924,215
LIABILITIES AND EQUITY
Liabilities
Credit facility	$10,000	$—
Term loans payable, net	198,939	99,495
Senior unsecured notes, net	571,676	621,175
Security deposits	27,247	23,914
Intangible liabilities, net	60,478	51,025
Dividends payable	30,427	25,618
Accounts payable and other liabilities	57,814	45,025
Total liabilities	956,581	866,252
Commitments and contingencies (Note 12)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 75,640,135 and 75,068,575 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	757	752
Additional paid-in capital	2,118,173	2,069,604
Common stock held in deferred compensation plan, 426,594 and 275,727 shares at September 30, 2022 and December 31, 2021, respectively.	(26,982)	(15,197)
Retained earnings	60,145	2,804
Total stockholders’ equity	2,152,093	2,057,963
Total liabilities and equity	$3,108,674	$2,924,215
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Rental revenues and tenant expense reimbursements	$70,801	$57,269	$200,205	$161,255
Total revenues	70,801	57,269	200,205	161,255
COSTS AND EXPENSES
Property operating expenses	17,140	14,200	49,820	40,883
Depreciation and amortization	16,957	13,636	47,227	36,980
General and administrative	8,139	6,800	22,999	19,248
Acquisition costs and other	36	—	1,091	172
Total costs and expenses	42,272	34,636	121,137	97,283
OTHER INCOME (EXPENSE)
Interest and other income	175	228	411	685
Interest expense, including amortization	(6,265)	(4,686)	(16,393)	(12,847)
Gain on sales of real estate investments	—	3,185	76,048	3,185
Total other income (expense)	(6,090)	(1,273)	60,066	(8,977)
Net income	22,439	21,360	139,134	54,995
Allocation to participating securities	(107)	(87)	(583)	(191)
Net income available to common stockholders	$22,332	$21,273	$138,551	$54,804
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.30	$0.30	$1.84	$0.79
Net income available to common stockholders - diluted	$0.30	$0.30	$1.84	$0.79
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	75,495,232	70,516,787	75,316,222	69,571,511
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	75,588,750	70,752,863	75,402,846	69,799,206
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$22,439	$21,360	$139,134	$54,995
Other comprehensive income:
Cash flow hedge adjustment	—	—	—	183
Comprehensive income	$22,439	$21,360	$139,134	$55,178
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)

Nine months ended September 30, 2022:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss
	Number of Shares	Amount						Total
Balance as of December 31, 2021	75,068,575	$752	$2,069,604	275,727	$(15,197)	$2,804	$—	$2,057,963
Net income	—	—	—	—	—	19,662	—	19,662
Issuance of common stock, net of issuance costs of $—	147,285	—	—	—	—	—	—	—
Forfeiture of common stock related to employee awards	(1,206)	—	—	—	—	—	—	—
Common shares acquired related to employee awards	(6,348)	—	(493)	—	—	—	—	(493)
Issuance of restricted stock	41,255	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,829	—	—	—	—	2,829
Common stock dividends ($0.34 per share)	—	—	—	—	—	(25,680)	—	(25,680)
Deposits to deferred compensation plan	(147,285)	—	11,535	147,285	(11,535)	—	—	—
Balance as of March 31, 2022	75,102,276	$752	$2,083,475	423,012	$(26,732)	$(3,214)	$—	$2,054,281
Net income	—	—	—	—	—	97,033	—	97,033
Issuance of common stock, net of issuance costs of $112	37,833	—	1,947	—	—	—	—	1,947
Forfeiture of common stock related to employee awards	(28,185)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,010	—	—	—	—	2,010
Common stock dividends ($0.34 per share)	—	—	—	—	—	(25,686)	—	(25,686)
Deposits to deferred compensation plan	(3,582)	—	250	3,582	(250)	—	—	—
Balance as of June 30, 2022	75,108,342	$752	$2,087,682	426,594	$(26,982)	$68,133	$—	$2,129,585
Net income	—	—	—	—	—	22,439	—	22,439
Issuance of common stock, net of issuance costs of $548	444,512	5	28,330	—	—	—	—	28,335
Common shares acquired related to employee awards	(8,367)	—	(518)	—	—	—	—	(518)
Issuance of restricted stock	95,648	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,679	—	—	—	—	2,679
Common stock dividends ($0.40 per share)	—	—	—	—	—	(30,427)	—	(30,427)
Balance as of September 30, 2022	75,640,135	$757	$2,118,173	426,594	$(26,982)	$60,145	$—	$2,152,093

Nine months ended September 30, 2021:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss
	Number of Shares	Amount						Total
Balance as of December 31, 2020	68,376,364	$686	$1,589,301	139,224	$(7,546)	$5,926	$(183)	$1,588,184
Net income	—	—	—	—	—	16,257	—	16,257
Issuance of common stock, net of issuance costs of $731	837,846	7	47,866	—	—	—	—	47,873
Common shares acquired related to employee awards	(6,534)	—	(582)	—	—	—	—	(582)
Issuance of restricted stock	25,654	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,970	—	—	—	—	1,970
Common stock dividends ($0.29 per share)	—	—	—	—	—	(20,091)	—	(20,091)
Deposits to deferred compensation plan	(131,322)	—	7,321	131,322	(7,321)	—	—	—
Other comprehensive income	—	—	—	—	—	—	106	106
Balance as of March 31, 2021	69,102,008	$693	$1,645,876	270,546	$(14,867)	$2,092	$(77)	$1,633,717
Net income	—	—	—	—	—	17,378	—	17,378
Issuance of common stock, net of issuance costs of $1,228	1,094,656	11	68,382	—	—	—	—	68,393
Forfeiture of common stock related to employee awards	(85)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,677	—	—	—	—	2,677
Common stock dividends ($0.29 per share)	—	—	—	—	—	(20,428)	—	(20,428)
Deposits to deferred compensation plan	(5,181)	—	330	5,181	(330)	—	—	—
Other comprehensive income	—	—	—	—	—	—	77	77
Balance as of June 30, 2021	70,191,398	$704	$1,717,265	275,727	$(15,197)	$(958)	$—	$1,701,814
Net income	—	—	—	—	—	21,360	—	21,360
Issuance of common stock, net of issuance costs of $807	751,539	8	49,169	—	—	—	—	49,177
Issuance of restricted stock	72,586	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,360	—	—	—	—	2,360
Common stock dividends ($0.34 per share)	—	—	—	—	—	(24,239)	—	(24,239)
Balance as of September 30, 2021	71,015,523	$712	$1,768,794	275,727	$(15,197)	$(3,837)	$—	$1,750,472

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$139,134	$54,995
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(7,326)	(5,845)
Amortization of lease intangibles	(10,807)	(5,117)
Depreciation and amortization	47,227	36,980
Gain on sales of real estate investments	(76,048)	(3,185)
Deferred financing cost amortization	988	1,035
Stock-based compensation	7,518	7,007
Changes in assets and liabilities
Other assets	543	(1,913)
Accounts payable and other liabilities	7,790	14,484
Net cash provided by operating activities	109,019	98,441
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(344,833)	(325,039)
Proceeds from sales of real estate investments, net	106,835	9,596
Additions to construction in progress	(24,978)	(6,181)
Additions to buildings, improvements and leasing costs	(50,827)	(38,324)
Net cash used in investing activities	(313,803)	(359,948)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	30,941	154,806
Issuance costs on issuance of common stock	(468)	(2,331)
Repurchase of common stock related to employee awards	(1,011)	(582)
Borrowings on credit facility	162,000	45,000
Payments on credit facility	(152,000)	(45,000)
Borrowings on term loans payable	100,000	—
Borrowings on senior unsecured notes	—	150,000
Payments on senior unsecured notes	(50,000)	—
Payments on mortgage loan payable	—	(11,271)
Payment of deferred financing costs	(1,498)	(2,860)
Dividends paid to common stockholders	(76,984)	(60,389)
Net cash provided by financing activities	10,980	227,373
Net decrease in cash and cash equivalents and restricted cash	(193,804)	(34,134)
Cash and cash equivalents and restricted cash at beginning of period	204,801	107,836
Cash and cash equivalents and restricted cash at end of period	$10,997	$73,702
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$19,572	$11,975
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	22,861	16,938
Non-cash issuance of common stock to the deferred compensation plan	(11,785)	(7,651)
Lease liability arising from recognition of right-of-use asset	—	424
Acquisition of properties	$360,818	$344,452
Assumption of other assets and liabilities	(15,985)	(19,413)
Net cash paid for property acquisitions	$344,833	$325,039
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of September 30, 2022, the Company owned 252 buildings (including two buildings held for sale) aggregating approximately 15.4 million square feet, 46 improved land parcels consisting of approximately 159.9 acres and two properties under redevelopment that, upon completion, will consist of two improved land parcels aggregating approximately 12.1 acres.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three or nine months ended September 30, 2022 or 2021.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $4.2 million and $2.0 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $10.8 million and $5.1 million for the nine months ended September 30, 2022 and 2021, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of September 30, 2022 was 6.5 years. As of September 30, 2022 and December 31, 2021, the Company’s intangible assets and liabilities, including properties held for sale, consisted of the following (dollars in thousands):

	September 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$122,121	$(81,005)	$41,116	$110,351	$(72,266)	$38,085
Above-market leases	3,594	(3,559)	35	3,775	(3,706)	69
Below-market leases	(97,675)	37,197	(60,478)	(78,753)	27,728	(51,025)
Total	$28,040	$(47,367)	$(19,327)	$35,373	$(48,244)	$(12,871)

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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Beginning
Cash and cash equivalents at beginning of period	$204,404	$107,180
Restricted cash	397	656
Cash and cash equivalents and restricted cash	204,801	107,836
Ending
Cash and cash equivalents at end of period	10,153	68,732
Restricted cash	844	4,970
Cash and cash equivalents and restricted cash	10,997	73,702
Net decrease in cash and cash equivalents and restricted cash	$(193,804)	$(34,134)
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

As of September 30, 2022 and December 31, 2021, approximately $44.1 million and $39.7 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.7 million and $0.5 million as of September 30, 2022 and December 31, 2021, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of accumulated amortization in the aggregate of approximately $11.5 million and $10.6 million as of September 30, 2022 and December 31, 2021, respectively.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of September 30, 2022 and December 31, 2021, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of September 30, 2022, include years 2018 to 2021 for federal purposes.
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
As of September 30, 2022, the Company owned 44 buildings aggregating approximately 2.9 million square feet and 13 improved land parcels consisting of approximately 68.0 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 24.2% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of September 30, 2022, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of September 30, 2022.
Note 4. Investments in Real Estate
During the three months ended September 30, 2022, the Company acquired four industrial properties with a total initial investment, including acquisition costs, of approximately $68.9 million, of which $62.1 million was recorded to land, $5.5 million to buildings and improvements, and $1.3 million to intangible assets. Additionally, the Company assumed $1.1 million in liabilities.
During the nine months ended September 30, 2022, the Company acquired 16 industrial properties with a total initial investment, including acquisition costs, of approximately $360.8 million, of which $261.6 million was recorded to land, $88.3 million to buildings and improvements, and $10.9 million to intangible assets. Additionally, the Company assumed $16.1 million in liabilities.
The Company recorded revenues and net income for the three months ended September 30, 2022 of approximately $4.1 million and $1.0 million, respectively, and recorded revenues and net income for the nine months ended September 30, 2022 of approximately $5.8 million and $1.7 million, respectively, related to the 2022 acquisitions.
During the three months ended September 30, 2021, the Company acquired ten industrial properties with a total initial investment, including acquisition costs, of approximately $176.8 million, of which $127.3 million was recorded to land, $42.1 million to buildings and improvements, and $7.4 million to intangible assets. Additionally, the Company assumed $11.7 million in liabilities.
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
As of September 30, 2022, the Company had two properties under redevelopment that, upon completion, will consist of two improved land parcels aggregating approximately 12.1 acres. The following table summarizes certain information with respect to the properties under redevelopment as of September 30, 2022:

Property Name	Location	Total Expected Investment (in thousands) [1]	Estimated Post-Development Acreage
Berryessa	San Jose, CA	$25,961	7.2
Paterson Plank III	Carlstadt, NJ	25,303	4.9
Total/Weighted Average		$51,264	12.1
1Total expected investment for the properties include the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
During 2022, the Company completed redevelopment of three properties aggregating approximately 0.6 million square feet. The following table summarizes certain information with respect to the completed redevelopment properties as of September 30, 2022:

Property Name	Location	Total Investment (in thousands) [1]	Square Feet	Completion Quarter
America's Gateway	Miami, FL	$7,500	128,844	Q1 2022
Countyline #29 & #30	Hialeah, FL	75,539	407,084	Q2/Q3 2022
73rd Street	Miami, FL	20,200	51,800	Q3 2022
Total/Weighted Average		$103,239	587,728
1Total investment for the properties include the initial purchase price, buyer’s due diligence and closing costs, redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
The Company capitalized interest associated with redevelopment and expansion activities of approximately $2.2 million and $0.3 million during the nine months ended September 30, 2022 and 2021, respectively.
Note 5. Held for Sale/Disposed Assets
As of September 30, 2022, the Company had entered into agreements with third-party purchasers to sell one property located in the Northern New Jersey/New York City market for a sales price of approximately $26.5 million (net book value of approximately $7.3 million) and one property located in the Seattle market for a sales price of approximately $8.7 million (net book value of approximately $2.9 million). There is no assurance that the sales of these properties will be effected, as they are subject to various closing conditions.
During the nine months ended September 30, 2022, the Company sold one property (consisting of 18 buildings) located in the Northern New Jersey/New York City market for a sales price of approximately $110.4 million, resulting in a gain of approximately $76.0 million.
During the nine months ended September 30, 2021, the Company sold one property located in the Seattle market for a sales price of approximately $10.3 million, resulting in a gain of approximately $3.2 million.

Note 6. Debt
The following table summarizes the components of the Company’s indebtedness as of September 30, 2022 and December 31, 2021 (dollars in thousands). The Company has no secured debt:

	September 30, 2022	December 31, 2021	Margin Above SOFR	Interest Rate [1]	Contractual Maturity Date
Unsecured Debt:
Unsecured Debt:
Credit Facility	$10,000	$—	1.1% [2]	3.9%	8/20/2025
5-Year Term Loan	100,000	100,000	1.3% [2]	4.3%	1/15/2027
5-Year Term Loan	100,000	—	1.3% [2]	3.8%	1/15/2028
$50M 7-Year Unsecured [3,4]	—	50,000	n/a	4.2%	9/1/2022
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	3.8%	7/14/2024
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [3]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [3]	100,000	100,000	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [3]	125,000	125,000	n/a	2.4%	8/17/2030
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	2.8%	7/15/2031
Total Unsecured Debt	785,000	725,000
Less: Unamortized premium/discount and debt issuance costs	(4,385)	(4,330)
Total	$780,615	$720,670
1Reflects the contractual interest rate under the terms of each loan as of September 30, 2022. Excludes the effects of unamortized debt issuance costs and unamortized fair market value premiums, if any.
2The interest rates on these loans are comprised of the Secured Overnight Financing Rate (“SOFR”) plus a SOFR margin. The SOFR margins will range from 1.10% to 1.55% (1.10% as of September 30, 2022) for the revolving credit facility and 1.25% to 1.75% (1.25% as of September 30, 2022) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment.
3Collectively, the “Senior Unsecured Notes”.
4On August 1, 2022, the Company prepaid the $50 million tranche of 7-year Senior Unsecured Notes using borrowings from the Company’s revolving credit facility. The notes bore interest at 4.23% and had an original maturity date of September 1, 2022.

On September 2, 2022, the Company entered into the Second Amendment (the “Second Amendment”) to the Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) to add an additional $100.0 million term loan that matures in January 2028. The Company drew the full amount available under the term loan upon entry into the Second Amendment. The Amended Facility consists of a $400.0 million revolving credit facility that matures in August 2025, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of September 30, 2022 and December 31, 2021, there were $10.0 million and $0, respectively, of borrowings outstanding on the revolving credit facility and $200.0 million and $100.0 million, respectively, of borrowings outstanding on the term loans.

The aggregate amount of the Amended Facility may be increased by up to an additional $500.0 million to a maximum amount not to exceed $1.1 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $400.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of September 30, 2022) for the revolving credit facility and 1.25% to 1.75% (1.25% as of September 30, 2022) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of September 30, 2022 and December 31, 2021.
The scheduled principal payments of the Company’s debt as of September 30, 2022 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2022 (3 months)	$—	$—	$—	$—
2023	—	—	—	—
2024	—	—	100,000	100,000
2025	10,000	—	—	10,000
2026	—	—	50,000	50,000
Thereafter	—	200,000	425,000	625,000
Total debt	10,000	200,000	575,000	785,000
Deferred financing costs, net	—	(1,061)	(3,324)	(4,385)
Total debt, net	$10,000	$198,939	$571,676	$780,615
Weighted average interest rate	3.9%	4.0%	3.1%	3.4%
Note 7. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of September 30, 2022. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2022 (3 months)	$51,493
2023	203,939
2024	186,673
2025	160,412
2026	129,752
Thereafter	264,037
Total	$996,306
Note 8. Derivative Financial Instruments
The Company had no interest rate caps as of September 30, 2022 or December 31, 2021.

The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in accumulated other comprehensive income (loss) (“AOCI”) on derivatives (effective portion)	$—	$—	$—	$—
Amount of gain reclassified from AOCI into interest expense (effective portion)	$—	$—	$—	$183
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
Financial Instruments Disclosed at Fair Value
As of September 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.
The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
September 30, 2022	$611,685	$—	$611,685	$—	$780,615
December 31, 2021	$743,592	$—	$743,592	$—	$720,670
Note 10. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million ($190.5 million remaining as of September 30, 2022) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $300 Million ATM Program, the Company had a previous at-the-market equity offering program (the “Previous $300 Million ATM Program”), which was substantially utilized as of June 10, 2021 and is no longer active. Actual sales under the $300 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three and nine months ended September 30, 2022, the Company issued an aggregate of 444,512 and 471,599 shares of common stock, respectively, at a weighted average offering price of $64.97 and $65.61 per share, respectively, under the $300 Million ATM Program, resulting in net proceeds of approximately $28.5 million and $30.5 million, respectively, and paying total compensation to the applicable sales agents of approximately $0.4 million and $0.4 million, respectively. During the three and nine months ended

September 30, 2021, the Company issued an aggregate of 751,539 and 2,542,357 shares, respectively, of common stock at a weighted average offering price of $66.51 and $63.22 per share, respectively, under the Previous $300 Million ATM Program and the $300 Million ATM Program, resulting in net proceeds of approximately $49.3 million and $158.4 million, respectively, and paying total compensation to the applicable sales agents of approximately $0.7 million and $2.3 million, respectively.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2024. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2022, the Company had not repurchased any shares of common stock pursuant to its share repurchase program.
In connection with the Annual Meeting of Stockholders on May 3, 2022, the Company granted a total of 10,746 unrestricted shares of the Company's common stock to its independent directors under the 2019 Plan with a grant date fair value per share of $69.82. The grant date fair value of the common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0 and $0.8 million, respectively, in compensation costs for the three and nine months ended September 30, 2022 related to this issuance.
The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During both the three months ended September 30, 2022 and 2021, no shares of common stock were deposited into the Deferred Compensation Plan and during the nine months ended September 30, 2022 and 2021, 150,867 and 136,503 shares of common stock, respectively, were deposited into the Deferred Compensation Plan.
As of September 30, 2022, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 735,392 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to September 30, 2022 ranged from $14.20 to $78.33. The fair value of the restricted stock that was granted during the nine months ended September 30, 2022 was approximately $9.1 million and the vesting period for the restricted stock is typically between one and five years. As of September 30, 2022, the Company had approximately $14.5 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.4 years. The Company recognized compensation costs of approximately $1.4 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $3.6 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the nine months ended September 30, 2022:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2021	289,186	$55.90
Granted	136,903	66.35
Forfeited	(29,391)	59.69
Vested	(39,622)	56.06
Non-vested shares outstanding as of September 30, 2022	357,076	$59.58
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of September 30, 2022:

Non-vested Shares Vesting Schedule	Number of Shares
2022 (3 months)	444
2023	63,160
2024	99,177
2025	66,689
2026	43,990
Thereafter	83,616
Total Non-vested Shares	357,076
Long-Term Incentive Plan:
As of September 30, 2022, there were three open performance measurement periods for the Performance Share awards: January 1, 2020 to December 31, 2022, January 1, 2021 to December 31, 2023, and January 1, 2022 to December 31, 2024.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 and includes the forfeiture of certain of the Performance Share awards during the three and nine months ended September 30, 2022 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant [1]	Expense for the Three Months Ended September 30,		Expense for the Nine Months Ended September 30,
		2022	2021	2022	2021
January 1, 2019 - December 31, 2021	$4,829	$—	$402	$—	$1,207
January 1, 2020 - December 31, 2022	4,882	407	465	761	1,394
January 1, 2021 - December 31, 2023	4,820	402	455	991	1,366
January 1, 2022 - December 31, 2024	5,789	482	—	1,447	—
Total	$20,320	$1,291	$1,322	$3,199	$3,967
1     Reflects the fair value on date of grant for all performance shares outstanding at September 30, 2022.
Dividends:
The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2022:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2022	Common stock	$0.34	February 8, 2022	March 25, 2022	April 8, 2022
June 30, 2022	Common stock	$0.34	May 3, 2022	June 30, 2022	July 14, 2022
September 30, 2022	Common stock	$0.40	August 2, 2022	September 30, 2022	October 14, 2022
Note 11. Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the nine months ended September 30, 2022 and 2021.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 335,038 and 262,512 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2022 and 2021, respectively, and 311,432 and 230,280 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2022 and 2021, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 93,518 and 86,624 for the three and nine months ended September 30, 2022, respectively, and 236,076 and 227,695 for the three and nine months ended September 30, 2021, respectively.
Note 12. Commitments and Contingencies
Contractual Commitments. As of November 1, 2022, the Company had one outstanding contract with a third-party seller to acquire one industrial property for a total purchase price of approximately $15.6 million. There is no assurance that the Company will acquire the property under contract because the proposed acquisition is subject to due diligence and various closing conditions.
As of November 1, 2022, the Company had one non-binding letter of intent with a third-party seller to acquire one industrial property for a total anticipated purchase price of approximately $49.5 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchases on the terms described or at all.
As of November 1, 2022, the Company had one outstanding contract with a third-party purchaser to sell one industrial property for a sales price of approximately $26.5 million (net book value of approximately $7.3 million). There is no assurance that the Company will sell the property under contract because the proposed disposition is subject to due diligence and various closing conditions.
Note 13. Subsequent Events
On October 13, 2022, the Company sold one industrial property in Kent, WA, for a total sale price of approximately $8.7 million (net book value of approximately $2.9 million). This property was classified as held for sale as of September 30, 2022.
On October 24, 2022, the Company acquired one industrial property in Miami, FL, for a total purchase price of approximately $4.7 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings from the Company’s revolving credit facility.
On November 1, 2022, the Company acquired one industrial property in Los Angeles, CA, for a total purchase price of approximately $17.0 million. The property was acquired from an unrelated third party using existing cash on hand and borrowings from the Company’s revolving credit facility.

On November 1, 2022, the Company’s board of directors declared a cash dividend in the amount of $0.40 per share of its common stock payable on January 13, 2023 to the stockholders of record as of the close of business on December 30, 2022.

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 9, 2022, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which was filed with the Securities and Exchange Commission on May 4, 2022, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which was filed with the Securities and Exchange Commission on August 3, 2022, in this Quarterly Report on Form 10-Q, and in our other public filings;
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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 77.9% of our total annualized base rent as of September 30, 2022), flex (including light industrial and research and development, or R&D) (approximately 4.3%), transshipment (approximately 6.0%) and improved land (approximately 11.8%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of September 30, 2022, we owned a total of 252 buildings (including two buildings held for sale) aggregating approximately 15.4 million square feet, 46 improved land parcels consisting of approximately 159.9 acres and two properties under redevelopment that, upon completion, will consist of two improved land parcels aggregating approximately 12.1 acres. As of September 30, 2022, our buildings and improved land parcels were approximately 98.4% and 91.6% leased, respectively, to 575 customers, the largest of which accounted for approximately 4.5% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of September 30, 2022:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	221	$165,360	77.9%
Flex	13	9,116	4.3%
Transshipment	18	12,636	6.0%
Improved land	46	25,233	11.8%
Total	298	$212,345	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2022, multiplied by 12.

The following table summarizes by market our investments in real estate as of September 30, 2022:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	53	44	52	45	36	22	252
Rentable Square Feet	2,753,852	2,868,885	2,438,522	2,815,767	2,798,627	1,762,136	15,437,789
% of Total	17.8%	18.6%	15.8%	18.2%	18.2%	11.4%	100.0%
Occupancy % as of September 30, 2022	99.2%	95.8%	99.4%	97.5%	99.6%	99.4%	98.4%
Annualized Base Rent (in thousands) [1]	$32,798	$41,009	$34,251	$32,666	$25,429	$20,959	$187,112
% of Total	17.5%	21.9%	18.3%	17.5%	13.6%	11.2%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$12.01	$14.91	$14.14	$11.91	$9.12	$11.96	$12.32
Weighted Average Remaining Lease Term (Years) [2]	6.0	4.6	3.0	4.1	5.3	3.1	4.5

Investments in Improved Land
Number of Land Parcels	14	13	3	10	3	3	46
Acres	28.3	68.0	7.1	25.9	9.9	20.7	159.9
% of Total	17.7%	42.5%	4.4%	16.2%	6.3%	12.9%	100.0%
Occupancy % as of September 30, 2022	92.5%	100.0%	100.0%	83.4%	32.0%	100.0%	91.6%
Annualized Base Rent (in thousands) [1]	$7,508	$10,375	$1,452	$3,736	$428	$1,734	$25,233
% of Total	29.8%	41.1%	5.8%	14.8%	1.7%	6.8%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$6.60	$3.66	$4.72	$4.14	$3.11	$1.99	$4.06
Weighted Average Remaining Lease Term (Years) [2]	4.7	5.9	3.4	3.2	2.0	5.2	4.6

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$40,306	$51,384	$35,703	$36,402	$25,857	$22,693	$212,345
% of Total Annualized Base Rent [1]	19.0%	24.2%	16.8%	17.1%	12.3%	10.6%	100.0%
Gross Book Value (in thousands) [3]	$636,527	$769,620	$555,370	$605,005	$463,270	$322,211	$3,352,003
% of Total Gross Book Value	19.0%	23.0%	16.6%	18.0%	13.8%	9.6%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2022, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of September 30, 2022, weighted by the respective square footage.
3Includes two properties under redevelopment that, upon completion, will consist of two improved land parcels aggregating approximately 12.1 acres, and two properties held for sale with an aggregate gross book value of approximately $12.1 million.
As of September 30, 2022, we owned two properties under redevelopment that, upon completion, will consist of two improved land parcels aggregating approximately 12.1 acres, with a total expected investment of approximately $51.3 million, including redevelopment costs, capitalized interest and other costs.

The following table summarizes our capital expenditures incurred during the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Building improvements	$13,300	$9,320	$34,172	$21,014
Tenant improvements	157	3,538	11,281	6,958
Leasing commissions	5,238	4,495	15,174	12,222
Redevelopment, renovation and expansion	1,762	4,052	20,945	9,935
Total capital expenditures [1]	$20,457	$21,405	$81,572	$50,129
1Includes approximately $12.2 million and $14.2 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $54.9 million and $28.0 million for the nine months ended September 30, 2022 and 2021, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 26 and 15 properties for the three months ended September 30, 2022 and 2021, respectively, and at 34 and 17 properties for the nine months ended September 30, 2022 and 2021, respectively. Also includes approximately $3.4 million and $3.6 million for the three and nine months ended September 30, 2022, respectively, related to roof replacements in advance of rooftop solar installations as part of our environmental, social and governance initiatives.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 93.8% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of September 30, 2022 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent
1	Amazon.com [2]	6	471,880	3.1%	$9,159	4.5%
2	FedEx Corporation [3]	6	246,779	1.6%	4,940	2.3%
3	Danaher	3	171,707	1.1%	3,960	1.9%
4	United States Government	8	300,732	1.9%	3,927	1.8%
5	District of Columbia	8	245,888	1.7%	3,540	1.6%
6	DirectBuy Home Improvement	1	230,891	1.5%	3,463	1.6%
7	O'Neill Logistics	2	237,692	1.5%	2,069	1.0%
8	Port Kearny Security, Inc.[4]	1	—	—%	2,040	1.0%
9	B&B Granite Block Sales, LLC [5]	1	—	—%	1,944	0.9%
10	Costco-Innovel Solutions LLC	1	219,910	1.4%	1,926	0.9%
11	Hanjin International America, Inc. and Hanjin Transportation Co., LTD	1	114,061	0.7%	1,848	0.9%
12	XPO Logistics	2	180,717	1.2%	1,843	0.9%
13	Team Alliance Logistics Inc. DBA A&V Transportation [6]	2	—	—%	1,777	0.8%
14	L3 Harris Technologies, Inc.	1	147,898	1.0%	1,751	0.8%
15	Divergent Technologies, Inc. [7]	2	72,808	0.5%	1,613	0.8%
16	Bar Logistics	1	203,263	1.3%	1,593	0.7%
17	Topaz Lighting Corp.	1	190,000	1.2%	1,552	0.7%
18	YRC	2	61,252	0.4%	1,540	0.7%
19	PODS Enterprises, LLC	1	201,977	1.3%	1,515	0.7%
20	Envogue International	1	192,000	1.2%	1,497	0.7%
	Total	51	3,489,455	22.6%	$53,497	25.2%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2022, multiplied by 12.
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
The following table summarizes the anticipated lease expirations for leases in place as of September 30, 2022, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2,3]	% of Total Annualized Base Rent
2022 (3 months) [1]	483,458	3.1%	$2,246	0.9%
2023	1,943,500	12.6%	26,705	11.0%
2024	1,796,806	11.7%	24,322	10.0%
2025	2,146,613	13.9%	37,357	15.3%
2026	2,452,753	15.9%	40,544	16.6%
Thereafter	6,364,440	41.2%	112,708	46.2%
Total	15,187,570	98.4%	$243,882	100.0%
1Includes leases that expire on or after September 30, 2022 and month-to-month leases totaling approximately 32,163 square feet.

2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of September 30, 2022, multiplied by 12.
3Includes annualized base rent related to 46 improved land parcels totaling approximately 159.9 acres.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of September 30, 2022, leases representing approximately 11.9% of the total annualized base rent of our portfolio are scheduled to expire through December 31, 2023. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2022 expirations will be above the rates currently being paid for the same space. Cash rent changes on new and renewed leases totaling approximately 0.7 million square feet and 5.1 acres of improved land commencing during the three months ended September 30, 2022 were approximately 65.9% higher as compared to the previous rental rates for that same space, and cash rent changes on new and renewed leases totaling approximately 1.9 million square feet and 16.5 acres commencing during the nine months ended September 30, 2022 were approximately 50.3% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio for the operating portfolio of 76.2% and 51.4%, respectively, for the three and nine months ended September 30, 2022. We had a tenant retention ratio for the improved land portfolio of 53.3% and 74.2%, respectively, for the three and nine months ended September 30, 2022. We define tenant retention ratio as the square footage or acreage of all leases commenced during the period that are rented by existing tenants divided by the square footage or acreage of all expiring leases during the reporting period. The square footage or acreage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.
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
Recent Developments
Acquisition Activity
During the three months ended September 30, 2022, we acquired four industrial properties for a total purchase price of approximately $65.9 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions, net proceeds from the issuance of common stock and debt. The following table sets forth the industrial properties we acquired during the three months ended September 30, 2022:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]	Acreage [3]
8050 NW 90th St	Medley, FL	July 5, 2022	—	—	$20,000	5.6%	6.7
4857 W 147th St	Hawthorne, CA	August 2, 2022	—	—	6,500	5.0%	1.3
19500 South Alameda St	Rancho Dominguez, CA	August 3, 2022	—	—	32,075	5.5%	3.0
3091 East Coronado St	Anaheim, CA	September 6, 2022	—	—	7,325	5.0%	1.2
Total/Weighted Average			—	—	$65,900	5.4%	12.2
1Excludes intangible liabilities and mortgage premiums, if any. The total aggregate initial investment was approximately $68.9 million, including $2.0 million in capitalized closing costs and acquisition costs and $1.0 million in assumed intangible liabilities.
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
Redevelopment Activity
As of September 30, 2022, we had two properties under redevelopment that, upon completion, will consist of two improved land parcels aggregating approximately 12.1 acres. The following table summarizes certain information with respect to the properties under redevelopment as of September 30, 2022:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Post-Development Acreage	Estimated Completion Quarter	% Pre-leased September 30, 2022
Berryessa	$25,961	$24,492	$1,469	4.9%	7.2	Q1 2023	—%
Paterson Plank III	25,303	19,828	5,475	4.4%	4.9	Q2 2023	—%
Total/Weighted Average	$51,264	$44,320	$6,944	4.7%	12.1		—%
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
During 2022, we completed redevelopment of three properties aggregating approximately 0.6 million square feet. The following table summarizes certain information with respect to the completed redevelopment properties as of September 30, 2022:

Property Name	Location	Total Investment (in thousands) [1]	Estimated Stabilized Cap Rate [2]	Square Feet	Completion Quarter
America's Gateway	Miami, FL	$7,500	6.6%	128,844	Q1 2022
Countyline #29 & #30	Hialeah, FL	75,539	3.8%	407,084	Q2/Q3 2022
73rd Street	Miami, FL	20,200	8.1%	51,800	Q3 2022
Total/Weighted Average		$103,239	4.8%	587,728
1Total investment for the properties include the initial purchase price, buyer’s due diligence and closing costs, redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
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
Disposition Activity
During the nine months ended September 30, 2022, we sold one property (consisting of 18 buildings) located in the Northern New Jersey/New York City market for a sales price of approximately $110.4 million, resulting in a gain of approximately $76.0 million.

The following summarizes the condensed results of operations of the property sold during the three and nine months ended September 30, 2022 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Rental revenues	$—	$995	$1,540	$2,980
Tenant expense reimbursements	—	361	647	1,362
Property operating expenses	—	(386)	(749)	(1,538)
Depreciation and amortization	—	(269)	(243)	(823)
Income from operations	$—	$701	$1,195	$1,981
Credit Facility
On June 29, 2022, we entered into the First Amendment (the “First Amendment”) to the Sixth Amended and Restated Senior Credit Agreement which (i) increased the borrowing capacity of the revolving credit facility by $150.0 million to $400.0 million, (ii) decreased the accordion feature by $150.0 million to $500.0 million, and (iii) provided for the calculation of interest, pricing and fees based on SOFR instead of LIBOR.

On September 2, 2022, we entered into the Second Amendment (the “Second Amendment”) to the Sixth Amended and Restated Senior Credit Agreement (as amended by the First Amendment and the Second Amendment, the “Amended Facility”) to add an additional $100.0 million term loan that matures in January 2028. We drew the full amount available under the term loan upon entry into the Second Amendment. See “Note 6 - Debt” in our condensed notes to consolidated financial statements for more information regarding the Amended Facility.
Senior Unsecured Notes
On August 1, 2022, we prepaid the $50.0 million tranche of 7-year senior unsecured notes using borrowings from our revolving credit facility. The notes bore interest at 4.23% and had an original maturity date of September 1, 2022.
ATM Program
We have an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million ($190.5 million remaining as of September 30, 2022) in amounts and at times as we determine from time to time. Prior to the implementation of the $300 Million ATM Program, we had a previous at-the-market equity program, which was substantially utilized as of June 10, 2021 and which is no longer active. We intend to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions, redevelopments and repayment of indebtedness, including borrowings under our revolving credit facility. During the three and nine months ended September 30, 2022, we issued an aggregate of 444,512 and 471,599 shares of common stock, respectively, at a weighted average offering price of $64.97 and $65.61 per share, respectively, under the $300 Million ATM Program, resulting in net proceeds of approximately $28.5 million and $30.5 million, respectively, and paying total compensation to the applicable sales agents of approximately $0.4 million and $0.4 million, respectively.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2024. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2022, we had not repurchased any shares of our common stock pursuant to our share repurchase program.
Dividend and Distribution Activity
On November 1, 2022, our board of directors declared a cash dividend in the amount of $0.40 per share of our common stock payable on January 13, 2023 to the stockholders of record as of the close of business on December 30, 2022.

Contractual Commitments
As of November 1, 2022, we had one outstanding contract with a third-party seller to acquire one industrial property for a total purchase price of $15.6 million and one outstanding contract with a third-party purchaser to sell one industrial property for a sales price of approximately $26.5 million (gross book value of approximately $8.5 million), as described under the heading “Material Cash Commitments” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire the property under contract because the proposed acquisition is subject to the completion of satisfactory due diligence and various closing conditions.
Inflation
The U.S. economy has experienced an increase in inflation rates recently affecting consumers and a wide variety of industries and sectors. Inflation has increased construction costs, including tenant improvements and capital projects, and operating costs. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 57.2% of our total rentable square feet expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 93.8% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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
The analysis of our results below for the three and nine months ended September 30, 2022 and 2021 includes the changes attributable to same store properties. The same store pool for the comparison of the three and nine months ended September 30, 2022 and 2021 includes all properties that were owned and in operation as of September 30, 2022 and since January 1, 2021 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of September 30, 2022. As of September 30, 2022, the same store pool consisted of 198 buildings aggregating approximately 12.2 million square feet representing approximately 79.3% of our total square feet owned and 24 improved land parcels consisting of approximately 91.5 acres. As of September 30, 2022, the non-same store properties, which we acquired, redeveloped, or sold during 2021 and 2022 or were held for sale or in redevelopment as of September 30, 2022, consisted of 54 buildings (including two properties held for sale) aggregating approximately 3.2 million square feet, 22 improved land parcels consisting of approximately 68.4 acres and two properties under redevelopment that, upon completion, will consist of two improved land parcels aggregating approximately 12.1 acres. As of September 30, 2022 and 2021, our consolidated same store pool occupancy was approximately 98.9% and 98.6%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021:

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$43,047	$40,307	$2,740	6.8%
Non-same store operating properties [2]	13,679	5,336	8,343	156.4%
Total rental revenues	56,726	45,643	11,083	24.3%
Tenant expense reimbursements [1]
Same store	11,339	10,471	868	8.3%
Non-same store operating properties [2]	2,736	1,155	1,581	136.9%
Total tenant expense reimbursements	14,075	11,626	2,449	21.1%
Total revenues	70,801	57,269	13,532	23.6%
Property operating expenses
Same store	13,189	12,334	855	6.9%
Non-same store operating properties [2]	3,951	1,866	2,085	111.7%
Total property operating expenses	17,140	14,200	2,940	20.7%
Net operating income [3]
Same store	41,197	38,444	2,753	7.2%
Non-same store operating properties [2]	12,464	4,625	7,839	169.5%
Total net operating income	$53,661	$43,069	$10,592	24.6%
Other costs and expenses
Depreciation and amortization	16,957	13,636	3,321	24.4%
General and administrative	8,139	6,800	1,339	19.7%
Acquisition costs and other	36	—	36	n/a
Total other costs and expenses	25,132	20,436	4,696	23.0%
Other income (expense)
Interest and other income	175	228	(53)	(23.2)%
Interest expense, including amortization	(6,265)	(4,686)	(1,579)	33.7%
Gain on sales of real estate investments	—	3,185	(3,185)	(100.0)%
Total other income (expense)	(6,090)	(1,273)	(4,817)	378.4%
Net income	$22,439	$21,360	$1,079	5.1%
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
2Includes 2022 and 2021 acquisitions and dispositions, 22 improved land parcels, two properties under redevelopment and two properties held for sale with an aggregate gross book value of approximately $12.1 million as of September 30, 2022.
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

Revenues. Total revenues increased approximately $13.5 million for the three months ended September 30, 2022 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases, property acquisitions during 2022 and 2021 and an increase in occupancy rate. Cash rents on new and renewed leases totaling approximately 0.7 million square feet commencing during the three months ended September 30, 2022 increased approximately 65.9% compared to the previous rental rates for that same space. For the three months ended September 30, 2022 and 2021, approximately $2.4 million and $1.5 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.1 million and $0.5 million, respectively, was recorded in lease termination revenue.
Property operating expenses. Total property operating expenses increased approximately $2.9 million during the three months ended September 30, 2022 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $2.1 million attributable to property acquisitions during 2022 and 2021 as well as increases in insurance premiums, real estate taxes related to annual rate increases and utilities expenses incurred at certain of our properties.
Depreciation and amortization. Depreciation and amortization increased approximately $3.3 million during the three months ended September 30, 2022 compared to the same period from the prior year primarily due to property acquisitions during 2022 and 2021.
General and administrative expenses. General and administrative expenses increased approximately $1.3 million primarily due to increased restricted stock amortization and other compensation expenses due to an increase in the number of employees and salaries for the three months ended September 30, 2022 compared to the same period from the prior year.
Acquisition costs and other. Acquisition costs and other for the three months ended September 30, 2022 remained consistent with the same period in the prior year.
Interest and other income. Interest and other income for the three months ended September 30, 2022 remained consistent with the same period in the prior year.
Interest expense, including amortization. Interest expense increased approximately $1.6 million for the three months ended September 30, 2022 compared to the same period from the prior year primarily due to the issuance of approximately $125.0 million of senior unsecured notes on October 28, 2021 and borrowing the full amount available under the new $100.0 million unsecured term loan on September 2, 2022, partially offset by the repayment of $50.0 million of senior unsecured notes on August 1, 2022 that bore interest at 4.23%.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $3.2 million for the three months ended September 30, 2022 compared to the same period from the prior year. We did not sell any properties during the three months ended September 30, 2022 and we sold one property during the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021:

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$124,887	$116,378	$8,509	7.3%
Non-same store operating properties [2]	34,641	11,509	23,132	201.0%
Total rental revenues	159,528	127,887	31,641	24.7%
Tenant expense reimbursements [1]
Same store	33,543	30,229	3,314	11.0%
Non-same store operating properties [2]	7,134	3,139	3,995	127.3%
Total tenant expense reimbursements	40,677	33,368	7,309	21.9%
Total revenues	200,205	161,255	38,950	24.2%
Property operating expenses
Same store	39,387	36,149	3,238	9.0%
Non-same store operating properties [2]	10,433	4,734	5,699	120.4%
Total property operating expenses	49,820	40,883	8,937	21.9%
Net operating income [3]
Same store	119,043	110,458	8,585	7.8%
Non-same store operating properties [2]	31,342	9,914	21,428	216.1%
Total net operating income	$150,385	$120,372	$30,013	24.9%
Other costs and expenses
Depreciation and amortization	47,227	36,980	10,247	27.7%
General and administrative	22,999	19,248	3,751	19.5%
Acquisition costs and other	1,091	172	919	534.3%
Total other costs and expenses	71,317	56,400	14,917	26.4%
Other income (expense)
Interest and other income	411	685	(274)	(40.0)%
Interest expense, including amortization	(16,393)	(12,847)	(3,546)	27.6%
Gain on sales of real estate investments	76,048	3,185	72,863	2287.7%
Total other income (expense)	60,066	(8,977)	69,043	n/a
Net income	$139,134	$54,995	$84,139	153.0%
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
2Includes 2021 and 2022 acquisitions and dispositions, 22 improved land parcels, two properties under redevelopment and two properties held for sale with an aggregate gross book value of approximately $12.1 million as of September 30, 2022.
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

Revenues. Total revenues increased approximately $39.0 million for the nine months ended September 30, 2022 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases, property acquisitions during 2022 and 2021 and an increase in occupancy rate. Cash rents on new and renewed leases totaling approximately 1.9 million square feet commencing during the nine months ended September 30, 2022 increased approximately 50.3% compared to the same period from the prior year. For the nine months ended September 30, 2022 and 2021, approximately $5.6 million and $3.7 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.3 million and $0.6 million, respectively, was recorded in lease termination revenue.
Property operating expenses. Total property operating expenses increased approximately $8.9 million during the nine months ended September 30, 2022 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $5.7 million attributable to property acquisitions during 2022 and 2021 as well increases in insurance premiums, real estate taxes related to annual rate increases and utilities expenses incurred at certain of our properties.
Depreciation and amortization. Depreciation and amortization increased approximately $10.2 million during the nine months ended September 30, 2022 compared to the same period from the prior year primarily due to property acquisitions during 2022 and 2021.
General and administrative expenses. General and administrative expenses increased approximately $3.8 million for the nine months ended September 30, 2022 primarily due to increased restricted stock amortization and other compensation expenses, including an increase in bonus expense and an increase in the number of employees and salaries compared to the same period from the prior year.
Acquisition costs and other. Acquisition costs and other increased approximately $0.9 million during the nine months ended September 30, 2022 compared to the same period from the prior year primarily due to environmental remediation at our Avenue A property of approximately $1.0 million.
Interest and other income. Interest and other income for the nine months ended September 30, 2022 remained consistent with the same period in the prior year.
Interest expense, including amortization. Interest expense increased approximately $3.5 million for the nine months ended September 30, 2022 compared to the same period from the prior year. This increase was primarily due to the issuance of approximately $125.0 million of senior unsecured notes on October 28, 2021 and borrowing the full amount available under the new $100.0 million unsecured term loan on September 2, 2022, partially offset by the repayment of an $11.3 million mortgage loan in 2021 and the repayment of $50.0 million of senior unsecured notes on August 1, 2022 that bore interest at 4.23%.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $72.9 million for the nine months ended September 30, 2022 compared to the same period from the prior year. We recognized a gain of approximately $76.0 million from the sale of one property during the nine months ended September 30, 2022, as compared to a recognized gain of approximately $3.2 million from the sale of one property in the same period from the prior year.
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
Equity Sources of Liquidity
The following sets forth certain information regarding our current at-the-market common stock offering program as of September 30, 2022:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$300 Million ATM Program	June 11, 2021	$300,000	$190,493
The table below sets forth the activity under our at-the-market common stock offering programs during the three and nine months ended September 30, 2022 and 2021, respectively:

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
September 30, 2022	444,512	$64.97	$28,463	$419
September 30, 2021	751,539	$66.51	$49,259	$725

For the Nine Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
September 30, 2022	471,599	$65.61	$30,493	$449
September 30, 2021	2,542,357	$63.22	$158,396	$2,331

Debt Sources of Liquidity
As of September 30, 2022, we had $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of senior unsecured notes that mature in August 2030, and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”).
On September 2, 2022, we entered into the Second Amendment to the Sixth Amended and Restated Senior Credit Agreement to add an additional $100.0 million term loan that matures in January 2028. We drew the full amount available under the term loan upon entry into the Second Amendment. The Amended Facility consists of a $400.0 million revolving credit facility that matures in August 2025, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of September 30, 2022 and December 31, 2021, there were $10.0 million and $0, respectively, of borrowings outstanding on the revolving credit facility and $200.0 million and $100.0 million, respectively, of borrowings outstanding on the term loans.
The aggregate amount of the Amended Facility may be increased by up to an additional $500.0 million to a maximum amount not to exceed $1.1 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $400.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of September 30, 2022) for the revolving credit facility and 1.25% to 1.75% (1.25% as of September 30, 2022) for the term loans, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of September 30, 2022 and 2021.
As of September 30, 2022 and December 31, 2021, we held cash and cash equivalents totaling approximately $10.2 million and $204.4 million, respectively.
The following tables summarize our debt maturities and principal payments as of September 30, 2022 and our market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the nine months ended September 30, 2022 and 2021 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2022 (3 months)	$—	$—	$—	$—
2023	—	—	—	—
2024	—	—	100,000	100,000
2025	10,000	—	—	10,000
2026	—	—	50,000	50,000
Thereafter	—	200,000	425,000	625,000
Total Debt	10,000	200,000	575,000	785,000
Deferred financing costs, net	—	(1,061)	(3,324)	(4,385)
Total Debt, net	$10,000	$198,939	$571,676	$780,615
Weighted average interest rate	3.9%	4.0%	3.1%	3.4%

	As of September 30, 2022		As of September 30, 2021
Total Debt, net	$780,615		$596,623
Equity
Common Stock
Shares Outstanding [1]	76,066,729		71,291,250
Market Price [2]	$52.99		$63.23
Total Equity	4,030,776		4,507,746
Total Market Capitalization	$4,811,391		$5,104,369
Total Debt-to-Total Investments in Properties [3]	23.3%		22.8%
Total Debt-to-Total Market Capitalization [4]	16.2%		11.7%
Floating Rate Debt as a % of Total Debt [5]	26.8%		16.7%
Adjusted EBITDA [6]	$135,315		$108,816
Interest Coverage [7]	8.3	x	8.5	x
Fixed Charge Coverage [8]	7.3	x	8.3	x
Total Debt-to-Adjusted EBITDA [9]	4.0	x	3.8	x
Weighted Average Maturity of Total Debt (years)	5.5		5.6

1Includes 357,076 and 288,548 shares of unvested restricted stock outstanding as of September 30, 2022 and 2021, respectively. Also includes 426,594 and 275,727 shares held in the Deferred Compensation Plan as of September 30, 2022 and 2021, respectively.
2Closing price of a share of our common stock on the New York Stock Exchange on September 30, 2022 and 2021, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including two properties held for sale with an aggregate gross book value of approximately $12.1 million.
4Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization.
5Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs.
6Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the nine months ended September 30, 2022 and 2021, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
7Interest coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
8Fixed charge coverage is calculated as Adjusted EBITDA divided by interest expense, including amortization plus capitalized interest. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
9Total debt-to-Adjusted EBITDA is calculated as total debt, including premiums and net of deferred financing costs, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2022:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2022	Common stock	$0.34	February 8, 2022	March 25, 2022	April 8, 2022
June 30, 2022	Common stock	$0.34	May 3, 2022	June 30, 2022	July 14, 2022
September 30, 2022	Common stock	$0.40	August 2, 2022	September 30, 2022	October 14, 2022
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $109.0 million for the nine months ended September 30, 2022 compared to approximately $98.4 million for the nine months ended September 30, 2021. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2022 and 2021 and increased rents on new and renewed leases at our same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $313.8 million and $359.9 million for the nine months ended September 30, 2022 and 2021, respectively, which consisted primarily of cash paid for property acquisitions of approximately $344.8 million and $325.0 million, respectively, additions to capital improvements of approximately $75.8 million and $44.5 million, respectively, partially offset by net proceeds from sales of real estate investments of approximately $106.8 million and $9.6 million, respectively.
Cash From Financing Activities. Net cash provided by financing activities was approximately $11.0 million for the nine months ended September 30, 2022, which consisted primarily of a $162.0 million draw on our revolving credit facility, borrowing the full amount available under the new $100.0 million unsecured term loan and approximately $29.5 million in net proceeds from the issuance of common stock, partially offset by a $152.0 million payment on our revolving credit facility, payment of a $50.0 million tranche of the Senior Unsecured Notes, and approximately $77.0 million in equity dividend payments. Net cash provided by financing activities was approximately $227.4 million for the nine months ended September 30, 2021, which consisted primarily of approximately $152.5 million in net proceeds from the issuance of common stock and the issuance of approximately $150.0 million of Senior Unsecured Notes, partially offset by approximately $60.4 million in equity dividend payments and approximately $11.3 million in mortgage loan payments.
Critical Accounting Policies
A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and in the condensed notes to consolidated financial statements in this Quarterly Report on Form 10-Q.
Material Cash Commitments
As of November 1, 2022, we had one outstanding contract with a third-party seller to acquire one industrial property for a total purchase price of $15.6 million. There is no assurance that we will acquire the property under contract because the proposed acquisition is subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes our material cash commitments due by period as of September 30, 2022 (dollars in thousands):

Material Cash Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$—	$110,000	$150,000	$525,000	$785,000
Debt interest payments	18,015	32,280	26,535	26,028	102,858
Operating lease commitments	750	1,364	1,447	981	4,541
Purchase obligations [1]	15,600	—	—	—	15,600
Total	$34,365	$143,644	$177,982	$552,009	$907,999

1As of November 1, 2022

As of November 1, 2022, we executed one non-binding letter of intent with a third-party seller to acquire one industrial property for a total anticipated purchase price of approximately $49.5 million. In the normal course of our business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.
As of November 1, 2022, we had one outstanding contract with a third-party purchaser to sell one property for a sales price of approximately $26.5 million (gross book value of approximately $8.5 million). There is no assurance that we will sell the property under contract because the proposed disposition is subject to due diligence and various closing conditions.
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

The following table reflects the calculation of FFO reconciled from net income for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands except per share data):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net income	$22,439	$21,360	$1,079	5.1%	$139,134	$54,995	$84,139	153.0%
Gain on sales of real estate investments	—	(3,185)	3,185	n/a	(76,048)	(3,185)	(72,863)	2,287.7%
Depreciation and amortization	16,957	13,636	3,321	24.4%	47,227	36,980	10,247	27.7%
Non-real estate depreciation	(12)	(22)	10	(45.5)%	(56)	(52)	(4)	7.7%
Allocation to participating securities [1]	(182)	(126)	(56)	44.4%	(464)	(302)	(162)	53.6%
Funds from operations attributable to common stockholders [2]	$39,202	$31,663	$7,539	23.8%	$109,793	$88,436	$21,357	24.1%
Basic FFO per common share	$0.52	$0.45	$0.07	15.6%	$1.46	$1.27	$0.19	15.0%
Diluted FFO per common share	$0.52	$0.45	$0.07	15.6%	$1.46	$1.27	$0.19	15.0%
Weighted average basic common shares	75,495,232	70,516,787			75,316,222	69,571,511
Weighted average diluted common shares	75,588,750	70,752,863			75,402,846	69,799,206
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 335,038 and 262,512 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2022 and 2021, respectively, and 311,432 and 230,280 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2022 and 2021, respectively.
2Includes performance share award expense of approximately $1.3 million for both the three months ended September 30, 2022 and 2021, and approximately $3.2 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively. See “Note 10 – Stockholders’ Equity” in our condensed notes to consolidated financial statements for more information regarding our performance share awards.
FFO increased by approximately $7.5 million and $21.4 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2021 and 2022 as well as same store NOI growth of approximately $2.8 million and $8.6 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods from the prior year. The FFO increase was partially offset by increased weighted average common shares outstanding, increased acquisition costs and other due to environmental remediation at our Avenue A property and increased general and administrative expenses due to additional headcount for the three and nine months ended September 30, 2022 compared to the same periods from the prior year.
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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net income	$22,439	$21,360	$1,079	5.1%	$139,134	$54,995	$84,139	153.0%
Gain on sales of real estate investments	—	(3,185)	3,185	n/a	(76,048)	(3,185)	(72,863)	2,287.7%
Depreciation and amortization	16,957	13,636	3,321	24.4%	47,227	36,980	10,247	27.7%
Interest expense, including amortization	6,265	4,686	1,579	33.7%	16,393	12,847	3,546	27.6%
Stock-based compensation	2,679	2,360	319	13.5%	7,518	7,007	511	7.3%
Acquisition costs and other	36	—	36	n/a	1,091	172	919	534.3%
Adjusted EBITDA	$48,376	$38,857	$9,519	24.5%	$135,315	$108,816	$26,499	24.4%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of September 30, 2022 and since January 1, 2021 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of September 30, 2022. As of September 30, 2022, the same store pool consisted of 198 buildings aggregating approximately 12.2 million square feet representing approximately 79.3% of our total square feet owned and 24 improved land parcels containing approximately 91.5 acres. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net income [1]	$22,439	$21,360	$1,079	5.1%	$139,134	$54,995	$84,139	153.0%
Depreciation and amortization	16,957	13,636	3,321	24.4%	47,227	36,980	10,247	27.7%
General and administrative	8,139	6,800	1,339	19.7%	22,999	19,248	3,751	19.5%
Acquisition costs and other	36	—	36	n/a	1,091	172	919	534.3%
Total other income and expenses	6,090	1,273	4,817	378.4%	(60,066)	8,977	(69,043)	n/a
Net operating income	53,661	43,069	10,592	24.6%	150,385	120,372	30,013	24.9%
Less non-same store NOI [2]	(12,464)	(4,625)	(7,839)	169.5%	(31,342)	(9,914)	(21,428)	216.1%
Same store NOI	$41,197	$38,444	$2,753	7.2%	$119,043	$110,458	$8,585	7.8%
Less straight-line rents and amortization of lease intangibles [3]	(2,288)	(2,826)	538	(19.0)%	(6,189)	(8,470)	2,281	(26.9)%
Cash-basis same store NOI	$38,909	$35,618	$3,291	9.2%	$112,854	$101,988	$10,866	10.7%
Less termination fee income	(96)	(470)	374	(79.6)%	(345)	(617)	272	(44.1)%
Cash-basis same store NOI excluding termination fees	$38,813	$35,148	$3,665	10.4%	$112,509	$101,371	$11,138	11.0%
1Includes approximately $0.1 million and $0.7 million of lease termination income for the three months ended September 30, 2022 and 2021, respectively, and approximately $0.3 million and $0.8 million of lease termination income for the nine months ended September 30, 2022 and 2021, respectively.
2Includes 2021 and 2022 acquisitions and dispositions, 22 improved land parcels consisting of approximately 68.4 acres, two properties under redevelopment, four completed redevelopment properties and two properties held for sale with an aggregate gross book value of approximately $12.1 million as of September 30, 2022.
3Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $3.3 million for the three months ended September 30, 2022 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and contractual rent increases included in pre-existing leases. For the three months ended September 30, 2022 and 2021, total contractual rent abatements of approximately $1.0 million and $0.7 million, respectively, were given to certain tenants in the same-store pool and approximately $0.1 million and $0.5 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.2 million of the increase in cash-basis same store NOI for the three months ended September 30, 2022 related to properties that were acquired vacant or with near term expirations in 2020.
Cash-basis same store NOI increased by approximately $10.9 million for the nine months ended September 30, 2022 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and increased occupancy. For the nine months ended September 30, 2022 and 2021, total contractual rent abatements of approximately $2.4 million and $2.3 million, respectively, were given to certain tenants in the same-store pool and approximately $0.3 million and $0.6 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.4 million of the increase in cash-basis same store NOI for the nine months ended September 30, 2022 related to properties that were acquired vacant or with near term expirations in 2020.

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
As of September 30, 2022, we had $210.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on SOFR plus an applicable SOFR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 4.0% as of September 30, 2022. If the SOFR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Amended Facility as of September 30, 2022.
We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract. As of September 30, 2022, each of the agreements governing our variable rate debt either have been transitioned to SOFR or provide for the replacement of LIBOR if it becomes unavailable during the term of such agreement.
The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but as our contracts indexed to LIBOR are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the recommended replacement rate of the Alternative Reference Rates Committee, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds.
(a)Not Applicable.
(b)Not Applicable.
(c)

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
July 1, 2022 - July 31, 2022	—		$—	N/A	N/A
August 1, 2022 - August 31, 2022	8,367		61.90	N/A	N/A
September 1, 2022 - September 30, 2022	—		—	N/A	N/A
Total	8,367	[1]	$61.90	N/A	N/A
1     Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.
Item 3.        Defaults Upon Senior Securities.
None.
Item 4.        Mine Safety Disclosures.
Not Applicable.
Item 5.        Other Information.
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

10.1
Second Amendment, dated as of September 2, 2022, to the Sixth Amended and Restated Senior Credit Agreement, among Terreno Realty LLC, as “Borrower”, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, MUFG Union Bank, N.A., as co-syndication agent and joint lead arranger, PNC Bank, National Association, as co-syndication agent, PNC Capital Markets LLC, as joint lead arranger, Regions Bank, as co-syndication agent, Regions Capital Markets, as joint lead arranger and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on September 6, 2022 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 2, 2022.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 2, 2022.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated November 2, 2022.

32.1**	18 U.S.C. § 1350 Certification dated November 2, 2022.

32.2**	18 U.S.C. § 1350 Certification dated November 2, 2022.

32.3**	18 U.S.C. § 1350 Certification dated November 2, 2022.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

November 2, 2022	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

November 2, 2022	By:	/s/ Michael A. Coke
Michael A. Coke
President

November 2, 2022	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer (Principal Financial Officer)

November 2, 2022	By:	/s/ Melinda Weston
Melinda Weston
Chief Accounting Officer (Principal Accounting Officer)