Form 10-K
period 2022-12-31
Terreno Realty Corp
filed 2023-02-08
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold, as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter: $4,112,575,120. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute and admission that any such person is an affiliate of the Registrant).
The registrant had 76,978,972 shares of its common stock, $0.01 par value per share, outstanding as of February 6, 2023.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2022 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K
for the Year Ended December 31, 2022

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
•adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we own properties;
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
•the impact of COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease on the U.S., regional and global economies and on our business, financial condition and results of operations and that of our tenants;
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
PART I
Item 1.    Business.
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company” or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 76.5% of our total annualized base rent as of December 31, 2022), flex (including light industrial and research and development, or R&D) (approximately 4.1%), transshipment (approximately 6.8%) and improved land (approximately 12.6%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2022, we owned a total of 252 buildings aggregating approximately 15.3 million square feet, 46 improved land parcels consisting of approximately 161.4 acres and three properties under redevelopment that, upon completion, will consist of one building of approximately 34,000 square feet and two improved land parcels aggregating approximately 12.1 acres. As of December 31, 2022, the buildings and improved land parcels were approximately 98.6% and 92.5% leased, respectively, to 569 customers, the largest of which accounted for approximately 4.3% of our total annualized base rent.
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
Industrial Facility General Characteristics
Warehouse / distribution (approximately 76.5% of our total annualized base rent as of December 31, 2022)

•Single and multiple tenant facilities that typically serve tenants greater than 10,000 square feet of space
•Generally less than 20% office space
•Typical clear height from 18 feet to 36 feet
•May include production/manufacturing areas
•Interior access via dock-high and/or grade-level doors
•Truck court for large and small truck distribution options, possibly including staging for a high volume of truck activity and/or trailer storage
Flex (including light industrial and R&D, approximately 4.1% of our total annualized base rent as of
December 31, 2022)

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
Transshipment (approximately 6.8% of our total annualized base rent as of December 31, 2022)

•Includes truck terminals and other transshipment facilities, which serve both single and multiple tenants
•Typically has a high number of dock-high doors, shallow bay depth and lower clear height

•Staging for a high volume of truck activity and trailer storage
Improved land (approximately 12.6% of our total annualized base rent as of December 31, 2022)

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
The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). During the period from February 16, 2010 to December 31, 2022, we have stabilized 107 properties.
We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 29 properties since inception in 2010 for an aggregate sales price of approximately $576.0 million and a total gain of approximately $248.7 million.
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
In general, we utilize local third-party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues. As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on us, or (2) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. We were not aware of any significant or material exposures as of December 31, 2022 and 2021.
General Uninsured Losses
We carry property and rental loss, liability and terrorism insurance. We believe that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, our properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, we have obtained, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although we have obtained coverage for certain acts of terrorism, with policy specifications and insured limits that we believe are commercially reasonable, there can be no assurance that we will be able to collect under such policies. Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, a property. We were not aware of any significant or material exposures as of December 31, 2022 or 2021.
Employees and Human Capital
As of February 7, 2023, we had 40 employees. None of our employees is a member of any union or is subject to a collective bargaining agreement.
We recognize that our success is linked to the talent and expertise of our people. We invest in our employees and are committed to growing individual skills and leadership qualities across our business. Our human capital objectives include, as applicable, identifying, recruiting, retaining, developing, incenting and integrating our existing and prospective employees. We also emphasize external community engagement by encouraging volunteer work, providing paid time off to participate in charitable activities and matching a portion of employee donations to qualifying nonprofit organizations.
As an equal opportunity employer, we promote a consistent message of diversity and inclusion and reward our employees based on merit and their contributions. We have increased our board diversity in terms of gender, underrepresented communities and work experience. We have designed an executive compensation program intended to (i) align the interest of our executives and stockholders, (ii) motivate our executives to manage our business to meet our near, medium and long-term objectives, (iii) assist in attracting and retaining talented and well-qualified executives, (iv) be competitive with other industrial real estate investment trusts and (v) encourage and provide the opportunity for our executives to obtain meaningful ownership levels of our stock.
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

In addition to general regional, national and international economic conditions that may materially adversely affect our business and financial results, our operating performance may be materially adversely impacted by adverse economic conditions in the specific markets in which we operate and particularly in the markets in which we have significant concentrations of properties. For example, as of December 31, 2022, approximately 17.7% of our rentable square feet and approximately 42.2% of our improved land parcels were located in Northern New Jersey/New York City, representing a combined percentage of approximately 24.9% of our total annualized base rent. See “Item 2 - Properties” in this Annual Report on Form 10-K for additional information regarding our ownership of properties in our markets. Any downturn in the economy in the real estate market or any of our markets and any failure to accurately predict the timing of any economic improvement in these markets could cause our operations and our revenue and cash available for distribution to our stockholders to be materially adversely affected.

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

We may pursue redevelopment opportunities or construct expansions or improvements of industrial properties that we own. These activities are subject to risks, including, but not limited to, the risks that: we will expend money and time on projects that do not perform as expected; the actual construction or operating costs, including labor and material costs, will be higher than originally estimated; we may experience delays in obtaining construction materials; we may fail to obtain, or experience delays in obtaining, any necessary permits and authorizations; permits and authorizations may be subject to stringent conditions that could impede or delay our progress; we are unable to complete construction on the timeframe we expect, or at all; occupancy and rental rates may not meet expectations; and we may be unable to obtain financing on favorable terms, or at all, for such projects.

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

We depend on key personnel.

Our success depends to a significant degree upon the contributions of our senior management team whose continued service is not guaranteed. The loss of services from our senior management team or our inability to find suitable replacements could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets, which may also adversely impact our financial condition and cash flows.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, people with access or who gain access to our systems and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, which, in turn, may lead to increased costs to protect our network and systems. Additionally, third-party security events at our vendors or other service providers could also impact our data and operations via unauthorized access to information or disruption of services. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, including but not limited to password protection, ongoing training modules throughout the year, frequent backups and a redundant data system, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could significantly disrupt the proper functioning of our networks and systems and, as a result, disrupt our operations, which could have a material adverse effect on our cash flow, financial condition and results of operations.

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

If adverse conditions in the credit markets, in particular with respect to real estate, materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in industrial properties, including our ability to realize our projections for growth, will be limited if we cannot obtain additional financing on favorable terms, or at all. In the future, we will rely on equity and debt financing, including issuances of common and perpetual preferred stock, borrowings under our revolving credit facility, term loans, issuances of unsecured debt securities and debt secured by individual properties or pools of properties, and recycling of capital to finance our acquisition, redevelopment, renovation and expansion activities and for working capital. If we are unable to obtain equity or debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. Market conditions may make it difficult to obtain additional financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

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

Our business strategy contemplates the use of both non-recourse secured debt and unsecured debt to finance long-term growth. As of December 31, 2022, we had total debt, net of deferred financing costs, of approximately $770.8 million, which consisted of revolving credit facility borrowings, term loan borrowings, senior unsecured note borrowings and mortgage loans payable (if any). While over the long term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 35% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. We also intend to maintain a fixed charge coverage ratio in excess of 2.0x and a debt-to-adjusted EBITDA ratio below 6.0x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness but our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Our existing debt, and the incurrence of additional debt, could subject us to many risks, including the risks that:
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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. Higher interest rates could increase debt service requirements on any floating rate debt that we incur, which could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future business opportunities, or other purposes. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to implement our business strategy, recycle capital and/or change our portfolio promptly in response to changes in economic or other conditions.

The agreements relating to our existing debt contain, and we expect that agreements relating to our future indebtedness will contain, covenants that could limit our operations and our ability to make distributions to our stockholders.

We have a credit facility, which consists of a $100.0 million term loan that matures in January 2027, a $100.0 million term loan that matures in January 2028 and a revolving credit facility with $400.0 million in borrowing capacity that matures in August 2025. We also have $575.0 million of senior unsecured notes outstanding. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our revolving credit facility, our term loan and our senior unsecured notes. Our revolving credit facility, our term loans and our senior unsecured notes contain, and we expect that our agreements for future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will limit or restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. For example, our credit facility restricts distributions if we are in default. These covenants may limit our operating and financial flexibility and our ability to respond to changes in our business or competitive activities in the future and may also restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders or obtain necessary funds.

Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. If we violate covenants or if there is an event of default under our credit facility, our term loans, our senior unsecured notes, or in our future agreements, we could be required to repay all or a portion of our indebtedness before maturity and might be unable to arrange financing for such repayment on attractive terms, if at all. In addition, the note purchase agreements with respect to our existing senior unsecured notes contain, and any unsecured debt agreements we enter into in the future may contain, specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect our cash flows, financial condition and results of operations.

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

The discontinuation of London Interbank Offered Rate (“LIBOR”) and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or hedging transactions, but as our contracts indexed to LIBOR are converted to Secured Overnight Financing Rate (“SOFR”), the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest or hedging costs that are higher than if LIBOR remained available. Additionally, although SOFR is the Alternative Reference Rates Committee’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest or hedging costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. As of December 31, 2022, each of the agreements governing our variable rate debt either have been transitioned to SOFR or provide for the replacement of LIBOR if it becomes unavailable during the term of such agreement.

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
•changes in operating costs and expenses and our ability to control rents, including periods of high and persistent inflation;
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

In addition, in recent months, we have observed increased economic uncertainty in the United States and abroad that could lead to periods of economic slowdown or recession, continued inflation and higher interest rates or declining demand for real estate, and the occurrence of such events or public perception that any of these events may occur, would result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would materially adversely affect our financial condition and results of operations. Future terrorist attacks or wars may also result in declining economic activity, which could reduce the demand for, and the value of, our properties and adversely impact our tenants, including their ability to meet obligations under their leases. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our properties.

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

We may be exposed to physical risks from possible future changes in climate, which could increase our operating costs, impact our tenants’ ability to pay rent and adversely affect our ability to lease, develop or dispose of our properties. Our properties may be exposed to rare catastrophic weather events, such as severe storms or floods. If the frequency of extreme weather events increases, our exposure to these events could increase. Some of our properties may be subject to risks from rising sea levels. In addition, many state and local governments are adopting or considering adopting regulations requiring that property owners and developers include in their development or redevelopment plans resiliency measures to address climate-change related risks. If such regulations apply to any of our properties, we may be required to incur substantial costs to address such regulations.

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

In addition, the provisions of our charter on removal of directors and the advance notice provisions of our bylaws could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Likewise, if our board of directors, with stockholder approval, as applicable, were to opt in to the business combination or control share provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL, these provisions of the MGCL could have similar anti-takeover effects.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.        Properties.
As of December 31, 2022, we owned a total of 252 buildings aggregating approximately 15.3 million square feet, 46 improved land parcels consisting of approximately 161.4 acres and three properties under redevelopment that, upon completion, will consist of one building of approximately 34,000 square feet and two improved land parcels aggregating approximately 12.1 acres. As of December 31, 2022, the buildings and improved land parcels were approximately 98.6% and 92.5% leased, respectively, to 569 customers, the largest of which accounted for approximately 4.3% of our total annualized base rent. The properties are located in Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution buildings, flex buildings (including light industrial and research and development, or R&D), transshipment buildings and improved land parcels. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in this Annual Report on Form 10-K for a general description of these types of industrial real estate. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K for a detailed listing of our properties.
The following table summarizes by type our investments in real estate as of December 31, 2022:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	220	$166,531	76.5%
Flex	13	8,919	4.1%
Transshipment	19	14,764	6.8%
Improved land	46	27,352	12.6%
Total	298	$217,566	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2022, multiplied by 12.

The following table summarizes by market our investments in real estate as of December 31, 2022:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	54	43	52	44	37	22	252
Rentable Square Feet	2,779,708	2,706,893	2,436,280	2,783,070	2,814,302	1,762,100	15,282,353
% of Total	18.2%	17.7%	15.9%	18.2%	18.5%	11.5%	100.0%
Occupancy % as of December 31, 2022	99.3%	98.7%	97.0%	97.3%	100.0%	99.2%	98.6%
Annualized Base Rent (in thousands) [1]	$33,419	$42,651	$34,080	$32,539	$26,476	$21,049	$190,214
% of Total	17.6%	22.4%	17.9%	17.1%	13.9%	11.1%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$12.10	$15.96	$14.42	$12.01	$9.41	$12.05	$12.62
Weighted Average Remaining Lease Term (Years) [2]	5.7	4.5	2.8	3.9	5.2	3.4	4.3

Investments in Improved Land
Number of Land Parcels	14	13	3	10	3	3	46
Acres	29.8	68.0	7.1	25.9	9.9	20.7	161.4
% of Total	18.5%	42.2%	4.4%	16.0%	6.1%	12.8%	100.0%
Occupancy % as of December 31, 2022	89.4%	100.0%	100.0%	92.4%	32.0%	100.0%	92.5%
Annualized Base Rent (in thousands) [1]	$8,199	$11,423	$1,467	$3,882	$428	$1,953	$27,352
% of Total	30.0%	41.8%	5.4%	14.2%	1.6%	7.0%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$7.07	$4.03	$4.76	$3.89	$3.11	$2.24	$4.31
Weighted Average Remaining Lease Term (Years) [2]	3.8	5.0	3.1	2.4	1.8	6.3	4.4

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$41,618	$54,074	$35,547	$36,421	$26,904	$23,002	$217,566
% of Total Annualized Base Rent [1]	19.1%	24.9%	16.3%	16.7%	12.4%	10.6%	100.0%
Gross Book Value (in thousands) [3]	$679,911	$769,004	$556,761	$601,920	$467,136	$324,042	$3,398,774
% of Total Gross Book Value	20.0%	22.6%	16.4%	17.7%	13.7%	9.6%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2022, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2022, weighted by the respective square footage.
3Includes three properties under redevelopment that, upon completion, will consist of one building of approximately 34,000 square feet and two improved land parcels aggregating approximately 12.1 acres.
As of December 31, 2022, we owned three properties under redevelopment that, upon completion, will consist of one building of approximately 34,000 square feet and two improved land parcels aggregating approximately 12.1 acres with a total expected investment of approximately $69.3 million, including redevelopment costs, capitalized interest and other costs.

The following table summarizes our capital expenditures incurred during the three months and years ended December 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2022	2021	2022	2021
Building improvements	$6,165	$8,600	$40,337	$29,614
Tenant improvements	252	1,060	11,533	8,018
Leasing commissions	4,410	3,265	19,584	15,487
Redevelopment, renovation and expansion	678	4,776	21,623	14,711
Total capital expenditures [1]	$11,505	$17,701	$93,077	$67,830
1Includes approximately $6.2 million and $11.0 million for the three months ended December 31, 2022 and 2021, respectively, and approximately $61.1 million and $39.0 million for the years ended December 31, 2022 and 2021, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 20 and 22 properties for the three months ended December 31, 2022 and 2021, respectively, and at 34 and 24 properties for the years ended December 31, 2022 and 2021, respectively.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 93.5% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of December 31, 2022 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent	Improved Land Acreage
1	Amazon.com	6	471,880	3.1%	$9,444	4.3%	6.2
2	FedEx Corporation	6	246,779	1.6%	4,943	2.3%	7.7
3	Danaher	3	171,707	1.1%	3,960	1.8%	—
4	United States Government	8	300,732	2.0%	3,929	1.8%	—
5	District of Columbia	8	245,888	1.7%	3,480	1.7%	—
6	DirectBuy Home Improvement	1	230,891	1.5%	3,463	1.6%	—
7	Allied Brothers Intermodal Inc.	1	30,978	0.2%	2,580	1.2%	—
8	O'Neill Logistics	2	237,692	1.6%	2,131	1.0%	—
9	Port Kearny Security, Inc.	1	—	—%	2,040	0.9%	16.9
10	B&B Granite Block Sales, LLC	1	—	—%	1,944	0.9%	7.2
11	Costco-Innovel Solutions LLC	1	219,910	1.4%	1,926	0.9%	—
12	Hanjin International America, Inc. and Hanjin Transportation Co., LTD	1	114,061	0.7%	1,848	0.8%	—
13	XPO Logistics	2	180,717	1.2%	1,843	0.8%	—
14	Team Alliance Logistics Inc. DBA A&V Transportation	2	—	—%	1,805	0.8%	4.4
15	L3 Harris Technologies, Inc.	1	147,898	1.0%	1,751	0.8%	—
16	Divergent Technologies, Inc.	2	72,808	0.5%	1,613	0.8%	1.4
17	Bar Logistics	1	203,263	1.3%	1,593	0.7%	—
18	Topaz Lighting Corp.	1	190,000	1.2%	1,552	0.7%	—
19	YRC	2	61,252	0.4%	1,540	0.7%	—
20	PODS Enterprises, LLC	1	201,977	1.3%	1,515	0.7%	—
	Total	51	3,328,433	21.8%	$54,900	25.2%	43.8
1Annualized base rent is calculated as contractual monthly base rent per the leases for rentable square feet and/or, if applicable, improved land, excluding any partial or full rent abatements, as of December 31, 2022, multiplied by 12.
The following table summarizes the anticipated lease expirations for leases in place as of December 31, 2022, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2,3]	% of Total Annualized Base Rent
2023 [1]	2,010,833	13.2%	$23,027	9.2%
2024	1,811,128	11.9%	25,385	10.2%
2025	2,221,818	14.5%	38,014	15.2%
2026	2,435,001	15.9%	42,928	17.2%
2027	2,382,505	15.6%	39,447	15.8%
Thereafter	4,205,751	27.5%	80,871	32.4%
Total	15,067,036	98.6%	$249,672	100.0%
1Includes leases that expire on or after December 31, 2022 and month-to-month leases totaling approximately 84,922 square feet.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of December 31, 2022, multiplied by 12.
3Includes annualized base rent related to 46 improved land parcels totaling approximately 161.4 acres.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of December 31, 2022, leases representing approximately 9.2% of the total annualized base rent of our portfolio are scheduled to expire during the year ending December 31, 2023. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2023 expirations will be above the rates currently being paid for the same space. Cash rent changes on new and renewed leases totaling approximately 0.3 million square feet and 2.6 acres of improved land commencing during the three months ended December 31, 2022 were approximately 45.2% higher as compared to the previous rental rates for that same space, and cash rent changes on new and renewed leases totaling approximately 2.2 million square feet and 19.1 acres of improved land commencing during the year ended December 31, 2022 were approximately 49.5% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio for the operating portfolio of 80.6% and 56.6%, respectively, for the three months and year ended December 31, 2022. We had a tenant retention ratio for the improved land portfolio of 0% and 65.0%, respectively, for the three months and year ended December 31, 2022. We define tenant retention ratio as the square footage or acreage of all leases commenced during the period that are rented by existing tenants divided by the square footage or acreage of all expiring leases during the reporting period. The square footage or acreage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.
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
Item 4.        Mine Safety Disclosures.
Not Applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TRNO”. As of February 2, 2023, there were approximately 66,265 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.
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

Performance Graph
The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 31, 2017 to December 31, 2022 with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on December 31, 2017 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2022
300.00
250.00
200.00
150.00
100.00
50.00
0.00
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
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

Recent Sales of Unregistered Securities
(a)Not Applicable.
(b)Not Applicable.
(c)

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
October 1, 2022 - October 31, 2022	108		$55.98	N/A	N/A
November 1, 2022 - November 30, 2022	—		—	N/A	N/A
December 1, 2022 - December 31, 2022	—		—	N/A	N/A
Total	108	[1]	$55.98	N/A	N/A
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
Overview
We acquire, own and operate industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 76.5% of our total annualized base rent as of December 31, 2022), flex (including light industrial and research and development, or R&D) (approximately 4.1%), transshipment (approximately 6.8%) and improved land (approximately 12.6%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2022, we owned a total of 252 buildings aggregating approximately 15.3 million square feet, 46 improved land parcels consisting of approximately 161.4 acres and three properties under redevelopment that, upon completion, will consist of one building of approximately 34,000 square feet and two improved land parcels aggregating approximately 12.1 acres. As of December 31, 2022, our buildings and improved land parcels were approximately 98.6% and 92.5% leased, respectively, to 569 customers, the largest of which accounted for approximately 4.3% of our total annualized base rent.
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
We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value and/or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 29 properties since inception in 2010 for an aggregate sales price of approximately $576.0 million and a total gain of approximately $248.7 million.

2022 Developments
Acquisition Activity
During 2022, we acquired 20 industrial properties for a total purchase price of approximately $414.8 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions, net proceeds from the issuance of common stock and debt. The following table sets forth the industrial properties we acquired during 2022:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]	Improved Land Acreage
Countyline #29 & #30	Hialeah, FL	February 9, 2022	2	407,000	$73,200	3.8%	—
33rd Place	Bellevue, WA	February 23, 2022	2	29,000	13,040	3.4%	1.2
NE 91st	Redmond, WA	April 8, 2022	2	32,000	9,780	4.1%	—
87 Doremus	Newark, NJ	April 18, 2022	—	—	17,300	5.3%	9.7
3660 Thomas Road	Santa Clara, CA	May 4, 2022	1	135,000	54,600	2.5%	—
127 Doremus Avenue	Newark, NJ	May 19, 2022	—	—	11,900	6.9%	2.4
3660 Fee Ana	Anaheim, CA	May 24, 2022	—	—	15,000	4.7%	2.1
332 Hindry Avenue	Inglewood, CA	May 25, 2022	1	19,000	9,280	2.4%	—
8320-8400 Isis Avenue	Los Angeles, CA	May 25, 2022	1	40,000	17,902	3.2%	—
Teagarden	San Leandro, CA	June 1, 2022	5	104,000	34,600	3.5%	—
293 Roanoke Avenue	Newark, NJ	June 7, 2022	—	—	13,000	5.4%	1.8
8660 Willows Road	Redmond, WA	June 17, 2022	—	—	19,900	4.3%	3.5
8050 NW 90th St	Medley, FL	July 5, 2022	—	—	20,000	5.6%	6.7
4857 W 147th St	Hawthorne, CA	August 2, 2022	—	—	6,500	5.0%	1.3
19500 South Alameda St	Rancho Dominguez, CA	August 3, 2022	—	—	32,075	5.5%	3.0
3091 East Coronado St	Anaheim, CA	September 6, 2022	—	—	7,325	5.0%	1.2
7045 NW 46th St	Miami, FL	October 24, 2022	1	16,000	4,703	5.2%	—
5401 West 104th St	Los Angeles, CA	November 1, 2022	1	26,000	17,000	2.5%	—
629 Henry	Elizabeth, NJ	November 29, 2022	1	23,000	15,350	5.4%	—
14805 S Maple Ave	Rancho Dominguez, CA	December 30, 2022	—	—	22,358	6.2%	2.8
Total/Weighted Average			17	831,000	$414,813	4.2%	35.7
1Excludes intangible liabilities and mortgage premiums, if any. The total aggregate initial investment was approximately $422.3 million, including $13.0 million in capitalized closing costs and acquisition costs and $14.1 million in assumed intangible liabilities and $19.6 million in other credits related to near term capital expenditures at the Countyline #29 & #30 properties.
2Stabilized capitalization rates, referred to herein as stabilized cap rates, are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in this Annual Report on Form 10-K and in our other public filings.

Redevelopment Activity
As of December 31, 2022, we had three properties under redevelopment that, upon completion, will consist of one building of approximately 34,000 square feet and two improved land parcels aggregating approximately 12.1 acres. The following table summarizes certain information with respect to the properties under redevelopment as of December 31, 2022:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Post-Development Acreage	Estimated Post-Development Square Feet	Estimated Completion Quarter	% Pre-leased December 31, 2022
Berryessa	$25,961	$24,863	$1,098	4.9%	7.2	N/A	Q3 2023	—%
Paterson Plank III	25,303	20,116	5,187	4.4%	4.9	N/A	Q4 2023	—%
147th Street	18,060	6,917	11,143	6.1%	—	34,000	Q3 2024	—%
Total/Weighted Average	$69,324	$51,896	$17,428	5.0%	12.1	34,000		—%
1Total expected investment for the properties include the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
2Estimated stabilized cap rates are calculated as estimated annualized cash basis net operating income for the properties stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These estimated stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in this Annual Report on Form 10-K and in our other public filings.
During 2022, we completed redevelopment of three properties aggregating approximately 0.6 million square feet. The following table summarizes certain information with respect to the redevelopment properties completed during the year ended December 31, 2022:

Property Name	Location	Total Investment (in thousands) [1]	Estimated Stabilized Cap Rate [2]	Square Feet	Completion Quarter
America's Gateway	Miami, FL	$7,500	6.6%	51,800	Q1 2022
Countyline #29 & #30	Hialeah, FL	75,539	3.8%	407,084	Q2/Q3 2022
73rd Street	Miami, FL	20,200	8.1%	128,844	Q3 2022
Total/Weighted Average		$103,239	4.8%	587,728
1Total investment for the properties includes the initial purchase price, buyer’s due diligence and closing costs, redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
2Estimated stabilized cap rates are calculated as estimated annualized cash basis net operating income for the properties stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in this Annual Report on Form 10-K and in our other public filings.

We capitalized interest associated with redevelopment and expansion activities of approximately $2.6 million, $0.7 million and $1.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.
Disposition Activity
During the year ended December 31, 2022, we sold three properties located in the Northern New Jersey/New York City market for a total aggregate sales price of approximately $159.7 million, resulting in a gain of approximately $107.1 million and one property located in the Seattle market for a sales price of approximately $8.6 million, resulting in a gain of approximately $5.1 million.
The following summarizes the condensed results of operations of the properties sold during the year ended December 31, 2022 for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Rental revenues	$3,533	$6,022	$5,052
Tenant expense reimbursements	1,341	2,539	2,333
Property operating expenses	(1,474)	(2,692)	(2,491)
Depreciation and amortization	(719)	(1,656)	(1,720)
Income from operations	$2,681	$4,213	$3,174
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

On September 2, 2022, we entered into the Second Amendment (the “Second Amendment”) to the Sixth Amended and Restated Senior Credit Agreement (as amended by the First Amendment and the Second Amendment, the “Amended Facility”) to add an additional $100.0 million term loan that matures in January 2028. We drew the full amount available under the term loan upon entry into the Second Amendment. See “Note 6 - Debt” in our notes to consolidated financial statements for more information regarding the Amended Facility.
Senior Unsecured Notes
On August 1, 2022, we prepaid a $50.0 million tranche of 7-year senior unsecured notes using borrowings from our revolving credit facility. The notes bore interest at 4.23% and had an original maturity date of September 1, 2022.
ATM Program
We have an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million ($142.6 million remaining as of December 31, 2022) in amounts and at times as we determine from time to time. We intend to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions, redevelopments and repayment of indebtedness, including borrowings under our revolving credit facility. During 2022, we issued an aggregate of 1,286,125 shares of common stock at a weighted average offering price of $61.31 per share under the $300 Million ATM Program, resulting in net proceeds of approximately $77.7 million and paying total compensation to the applicable sales agents of approximately $1.1 million.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2024. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2022, we had not repurchased any shares of our common stock pursuant to our share repurchase program.
Dividend and Distribution Activity
On February 7, 2023, our board of directors declared a cash dividend in the amount of $0.40 per share of our common stock payable on April 6, 2023 to the stockholders of record as of the close of business on March 31, 2023.
The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2022:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2022	Common stock	$0.34	February 8, 2022	March 25, 2022	April 8, 2022
June 30, 2022	Common stock	$0.34	May 3, 2022	June 30, 2022	July 14, 2022
September 30, 2022	Common stock	$0.40	August 2, 2022	September 30, 2022	October 14, 2022
December 31, 2022	Common stock	$0.40	November 1, 2022	December 30, 2022	January 13, 2023
Contractual Commitments
As of February 7, 2023, we have outstanding contracts with third-party sellers to acquire four industrial properties for a total aggregate purchase price of $259.5 million, as described under the heading “Material Cash Commitments” in this Annual Report on Form 10-K. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
Outlook
Current operating conditions in our six markets for our business are excellent. We believe that on average, the rental rates we are likely to achieve on new or renewed leases for our 2023 expirations will be above the rates currently paid for the same space. However, new speculative development continues. This new development will slow potential rent growth from what it would be without such new development.

We see attractive acquisition opportunities. Nevertheless, our acquisition volume will be dependent on both the quality and pricing of the opportunity set and the price of our stock relative to net asset value (“NAV”). Those conditions, not knowable in advance, will determine our results. We will continue to sell assets and redeploy the capital to enhance NAV per share or return the capital to shareholders. We entered 2023 with our balance sheet exceedingly well positioned for growth as we have no balance outstanding on our $400.0 million revolving credit facility and a cash balance of approximately $26.4 million.

Within our six markets we have increasingly focused on urban infill locations. While our net growth will remain limited to a size where we can make directly informed operational decisions, we feel more strongly today than we did thirteen years ago about the long-term investment merits of our strategy and the growth opportunities ahead. We are mindful, always, that it is per share rather than aggregate results that matter.

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
Inflation
The U.S. economy experienced a significant increase in inflation rates throughout 2022. A wide variety of industries and sectors are affected by increasing commodity prices. In recent years, inflation has increased construction costs, including tenant improvements and capital projects, goods and labor, and operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 71.1% of our total rentable square feet expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.

Supplemental Material U.S. Federal Income Tax Considerations

The following discussion supplements and updates the disclosures under “Material U.S. Federal Income Tax Considerations” in the prospectus dated February 10, 2021 contained in our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 10, 2021 (such disclosure, the “Base Disclosure”). Capitalized terms used in this section that are not otherwise defined shall have the same meaning as when used in the Base Disclosure.

On December 29, 2022, the IRS promulgated final Treasury Regulations under Sections 897, 1441, 1445, and 1446 of the Code that were, in part, intended to coordinate various withholding regimes for non-U.S. stockholders. The new Treasury Regulations provide that:

i.The withholding rules applicable to ordinary REIT dividends paid to a non-U.S. stockholder (generally, a 30% rate of withholding on gross amounts unless otherwise reduced by treaty or effectively connected with such non-U.S. stockholder’s trade or business within the United States and proper certifications are provided) will apply to (a) that portion of any distribution paid by us that is not designated as a capital gain dividend, a return of basis or a distribution in excess of the non-U.S. stockholder’s adjusted basis in its stock that is treated as gain from the disposition of such stock and (b) any portion of a capital gain dividend paid by us that is not treated as gain attributable to the sale or exchange of a U.S. real property interest by reason of the recipient not owning more than 10% of a class of our stock that is regularly traded on an established securities market during the one-year period ending on the date of the capital gain dividend.

ii.The withholding rules under Foreign Investment in Real Property Tax Act (“FIRPTA”) will apply to a distribution paid by us in excess of a non-U.S. stockholder’s adjusted basis in our stock, unless the interest in our stock is not a U.S. real property interest (for example, because we are a domestically controlled qualified investment entity) or the distribution is paid to a “withholding qualified holder.” A “withholding qualified holder” means a qualified holder (as defined below) and a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships.

iii.The withholding rules under FIRPTA will apply to any portion of a capital gain dividend paid to a non-U.S. stockholder that is attributable to the sale or exchange of a U.S. real property interest, unless it is paid to a withholding qualified holder.

In the case of FIRPTA withholding under clause (ii) above, the applicable withholding rate is currently 15%, and in the case of FIRPTA withholding under clause (iii) above, the withholding rate is currently 21%. For purposes of FIRPTA withholding under clause (iii), whether a capital gain dividend is attributable to the sale or exchange of a U.S. real property interest is determined taking into account the general exception from FIRPTA distribution treatment for distributions paid to certain non-U.S. stockholders under which any distribution paid by us to a non-U.S. stockholder with respect to any class of stock which is regularly traded on an established securities market located in the United States is not treated as gain recognized from the sale or exchange of a U.S. real property interest if such non-U.S. stockholder did not own more than 10% of such class of stock at any time during the one-year period ending on the date of such distribution. To the extent inconsistent, these Treasury Regulations supersede the discussion on withholding contained in the Base Disclosure under the heading “Material U.S. Federal Income Tax Considerations—U.S. Taxation of Non-U.S. Stockholders.” However, if, notwithstanding these Treasury Regulations, we encounter difficulties in properly characterizing a distribution for purposes of the withholding rules, we may decide to withhold on such distribution at the highest possible U.S. federal withholding rate that we determine could apply.

Additionally, the second paragraph under the heading “Material U.S. Federal Income Tax Considerations—U.S. Taxation of Non-U.S. Stockholders—Distributions by Us” is hereby deleted and replaced with the following:

Distributions in excess of our current and accumulated earnings and profits (not attributable to gains from disposition of U.S. real property interests) that exceed the non-U.S. stockholder’s basis in its capital stock will be taxable to a non-U.S. stockholder as gain from the sale of such stock, which is discussed below. Distributions in excess of our current or accumulated earnings and profits and not attributable to gains from our sales or exchanges of U.S. real property interests will not be taxable to a non-U.S. stockholder to the extent they do not exceed the adjusted basis of the non-U.S. stockholder in its capital stock (determined separately for each share of capital stock). Instead, they will reduce the adjusted basis of the non-U.S. stockholder in such capital stock. To the extent that such distributions exceed the adjusted basis of a non-U.S. stockholder’s capital stock, they will be treated as gain from the sale or disposition of the non-U.S. stockholder’s capital stock and may be subject to tax as described in the “—Sale of Stock” portion of this section below.

The new Treasury Regulations also provide new guidance regarding qualified foreign pension funds. Accordingly, the fourth paragraph under the heading “Material U.S. Federal Income Tax Considerations—U.S. Taxation of Non-U.S. Stockholders—Sale of Stock” is hereby deleted and replaced with the following:

For purposes of the effectively connected income provisions of FIRPTA, and subject to the discussion below regarding “qualified holders,” neither a “qualified foreign pension fund” (as defined below) nor any entity all of the interests of which are held by a qualified foreign pension fund is treated as a foreign person, thereby exempting such entities from tax under FIRPTA. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established by a foreign country (or one or more political subdivisions thereof) or one or more employers to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees or, in consideration for, services rendered, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities, and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate. Under Treasury Regulations, subject to the discussion below regarding “qualified holders,” a “qualified controlled entity” also is not treated as a foreign person for purposes of the effectively connected income provisions of FIRPTA. A qualified controlled entity generally includes a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities.

Treasury Regulations further provide that a qualified foreign pension fund or qualified controlled entity will not be exempt from FIRPTA with respect to dispositions of U.S. real property interests or REIT distributions attributable to the same unless the qualified foreign pension fund or qualified controlled entity is a “qualified holder.” To be a qualified holder, a qualified foreign pension fund or qualified controlled entity must satisfy one of two alternative tests at the time of the disposition of the U.S. real property interest or the REIT distribution. Under the first test, a qualified foreign pension fund or qualified controlled entity is a qualified holder if it owned no U.S. real property interests as of the earliest date during an uninterrupted period ending on the date of the disposition or distribution during which it qualified as a qualified foreign pension fund or qualified controlled entity. Alternatively, if a qualified foreign pension fund or qualified controlled entity held U.S. real property interests as of the earliest date during the period described in the preceding sentence, it can be a qualified holder only if it satisfies certain testing period requirements.

Treasury Regulations also provide that a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships, may certify its status as such and will not be treated as a foreign person for purposes of withholding under FIRPTA.
We intend to comply with these Treasury Regulations as applicable for any non-U.S. stockholders.
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 93.5% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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
The analysis of our results below for the years ended December 31, 2022 and 2021 includes the changes attributable to same store properties. The same store pool for the comparison of the years ended December 31, 2022 and 2021 includes all properties that were owned and in operation as of December 31, 2022 and since January 1, 2021 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of December 31, 2022. As of December 31, 2022, the same store pool consisted of 197 buildings aggregating approximately 12.1 million square feet representing approximately 79.4% of our total square feet owned and 24 improved land parcels consisting of approximately 91.5 acres representing approximately 56.7% of our total acreage owned. As of December 31, 2022, the non-same store properties, which we acquired, redeveloped, or sold during 2022 and 2021 or were held for sale (if any) or in redevelopment as of December 31, 2022, consisted of 55 buildings aggregating approximately 3.1 million square feet, 22 improved land parcels consisting of approximately 69.9 acres and three properties under redevelopment that, upon completion, will consist of one building of approximately 34,000 square feet and two improved land parcels aggregating approximately 12.1 acres. As of December 31, 2022 and 2021, our consolidated same store pool occupancy was approximately 99.5% and 98.1%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021:

	For the Year Ended December 31,
	2022	2021	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$166,590	$155,955	$10,635	6.8%
Non-same store operating properties [2]	52,758	20,144	32,614	161.9%
Total rental revenues	219,348	176,099	43,249	24.6%
Tenant expense reimbursements [1]
Same store	45,040	40,777	4,263	10.5%
Non-same store operating properties [2]	11,824	5,054	6,770	134.0%
Total tenant expense reimbursements	56,864	45,831	11,033	24.1%
Total revenues	276,212	221,930	54,282	24.5%
Property operating expenses
Same store	52,473	48,529	3,944	8.1%
Non-same store operating properties [2]	16,430	7,719	8,711	112.9%
Total property operating expenses	68,903	56,248	12,655	22.5%
Net operating income [3]
Same store	159,157	148,203	10,954	7.4%
Non-same store operating properties [2]	48,152	17,479	30,673	175.5%
Total net operating income	$207,309	$165,682	$41,627	25.1%
Other costs and expenses
Depreciation and amortization	65,763	50,687	15,076	29.7%
General and administrative	31,192	26,964	4,228	15.7%
Acquisition costs and other	1,465	172	1,293	751.7%
Total other costs and expenses	98,420	77,823	20,597	26.5%
Other income (expense)
Interest and other income	809	822	(13)	(1.6)%
Interest expense, including amortization	(23,850)	(18,054)	(5,796)	32.1%
Gain on sales of real estate investments	112,166	16,627	95,539	574.6%
Total other income (expense)	89,125	(605)	89,730	n/a
Net income	$198,014	$87,254	$110,760	126.9%
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
2Includes 2021 and 2022 acquisitions and dispositions, 22 improved land parcels and three properties under redevelopment as of December 31, 2022.
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

Revenues. Total revenues increased approximately $54.3 million for the year ended December 31, 2022 compared to the prior year due primarily to increased revenue on new and renewed leases, property acquisitions during 2022 and 2021 and an increase in occupancy rate. Cash rents on new and renewed leases totaling approximately 2.2 million square feet and 19.1 acres commencing during the year ended December 31, 2022 increased approximately 49.5% compared to the prior year. For the years ended December 31, 2022 and 2021, approximately $7.5 million and $5.3 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.9 million and $1.0 million, respectively, was recorded in lease termination revenue.
Property operating expenses. Total property operating expenses increased approximately $12.7 million during the year ended December 31, 2022 compared to the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $8.7 million attributable to property acquisitions during 2022 and 2021 as well increases in insurance premiums, real estate taxes related to annual rate increases and utilities expenses incurred at certain of our properties.
Depreciation and amortization. Depreciation and amortization increased approximately $15.1 million during the year ended December 31, 2022 compared to the prior year primarily due to property acquisitions during 2022 and 2021 and the sale of four properties during the year ended December 31, 2022.
General and administrative expenses. General and administrative expenses increased approximately $4.2 million for the year ended December 31, 2022 compared to the prior year primarily due to increased restricted stock amortization and other compensation expenses, including an increase in bonus expense and an increase in the number of employees and salaries compared to the prior year.
Acquisition costs and other. Acquisition costs and other increased approximately $1.3 million during the year ended December 31, 2022 compared to the prior year primarily due to environmental remediation at our Avenue A property of approximately $1.0 million.
Interest and other income. Interest and other income for the year ended December 31, 2022 remained consistent with the prior year.
Interest expense, including amortization. Interest expense increased approximately $5.8 million for the year ended December 31, 2022 compared to the prior year. This increase was primarily due to borrowing the full amount available under the new $100.0 million unsecured term loan on September 2, 2022, more borrowings on our revolving credit facility throughout the year ended December 31, 2022 compared to the prior year and higher average interest rates on the unsecured term loans and revolving credit facility throughout the year ended December 31, 2022 compared to the prior year. The increase was partially offset by the repayment of $50.0 million of senior unsecured notes on August 1, 2022 that bore interest at 4.23% and repayment of all borrowings on the revolving credit facility as of December 31, 2022.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $95.5 million for the year ended December 31, 2022 compared to the prior year. We recognized an aggregate gain of approximately $112.2 million from the sale of four properties during the year ended December 31, 2022, as compared to an aggregate gain of approximately $16.6 million from the sale of two properties in the prior year.
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020:
Discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020 was included in our Annual Report on Form 10-K for the year ended December 31, 2021 on page 37 under Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with the Securities and Exchange Commission on February 9, 2022.
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
Equity Sources of Liquidity
The following sets forth certain information regarding our current at-the-market common stock offering program as of December 31, 2022:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$300 Million ATM Program	June 11, 2021	$300,000	$142,583
The table below sets forth the activity under our at-the-market common stock offering programs during the years ended December 31, 2022 and 2021, respectively:

For the Year Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
December 31, 2022	1,286,125	$61.31	$77,707	$1,143
December 31, 2021	2,569,771	$63.23	$160,127	$2,356

Debt Sources of Liquidity
As of December 31, 2022, we had $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of senior unsecured notes that mature in August 2030, and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”).
We are a party to the Amended Facility, which consists of a $400.0 million revolving credit facility that matures in August 2025, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. On September 2, 2022, upon our entry into the Second Amendment to the Amended Facility, we drew the full amount available under the $100.0 million term loan that matures in January 2028. As of December 31, 2022 and December 31, 2021, there were no borrowings outstanding on the revolving credit facility and $200.0 million and $100.0 million, respectively, of borrowings outstanding on the term loans.
The aggregate amount of the Amended Facility may be increased by up to an additional $500.0 million to a maximum amount not to exceed $1.1 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $400.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of December 31, 2022) for the revolving credit facility and 1.25% to 1.75% (1.25% as of December 31, 2022) for the term loans, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, we held cash and cash equivalents totaling approximately $26.4 million and $204.4 million, respectively.
The following tables summarize our debt maturities and principal payments as of and for the year ended December 31, 2022, and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the years ended December 31, 2022 and 2021 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2023	$—	$—	$—	$—
2024	—	—	100,000	100,000
2025	—	—	—	—
2026	—	—	50,000	50,000
2027	—	100,000	50,000	150,000
Thereafter	—	100,000	375,000	475,000
Total Debt	—	200,000	575,000	775,000
Deferred financing costs, net	—	(1,007)	(3,175)	(4,182)
Total Debt, net	$—	$198,993	$571,825	$770,818
Weighted average interest rate	N/A	5.5%	3.1%	3.7%

	As of December 31, 2022		As of December 31, 2021
Total Debt, net	$770,818		$720,670
Equity
Common Stock
Shares Outstanding [1]	76,881,147		75,344,302
Market Price [2]	$56.87		$85.29
Total Equity	4,372,231		6,426,116
Total Market Capitalization	$5,143,049		$7,146,786
Total Debt-to-Total Investments in Properties [3]	22.7%		24.5%
Total Debt-to-Total Market Capitalization [4]	15.0%		10.1%
Floating Rate Debt as a % of Total Debt [5]	25.8%		13.8%
Net Income	$198,014		$87,254
Adjusted EBITDA [6]	$187,097		$149,094
Interest Coverage [7]	7.8	x	8.3	x
Fixed Charge Coverage [8]	7.1	x	8.0	x
Total Debt-to-Adjusted EBITDA [9]	3.7	x	4.5	x
Weighted Average Maturity of Total Debt (years)	5.3		5.9

1Includes 356,632 and 289,186 shares of unvested restricted stock outstanding as of December 31, 2022 and 2021, respectively. Also includes 417,665 and 275,727 shares held in the Deferred Compensation Plan as of December 31, 2022 and 2021, respectively.
2Closing price of a share of our common stock on the New York Stock Exchange on December 30, 2022 and 2021, respectively, in dollars per share.
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
6Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the years ended December 31, 2022 and 2021, respectively. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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

The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2022 and 2021:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2022	Common stock	$0.34	February 8, 2022	March 25, 2022	April 8, 2022
June 30, 2022	Common stock	$0.34	May 3, 2022	June 30, 2022	July 14, 2022
September 30, 2022	Common stock	$0.40	August 2, 2022	September 30, 2022	October 14, 2022
December 31, 2022	Common stock	$0.40	November 1, 2022	December 30, 2022	January 13, 2023

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2021	Common stock	$0.29	February 9, 2021	March 26, 2021	April 9, 2021
June 30, 2021	Common stock	$0.29	May 4, 2021	June 30, 2021	July 14, 2021
September 30, 2021	Common stock	$0.34	August 3, 2021	October 1, 2021	October 15, 2021
December 31, 2021	Common stock	$0.34	November 2, 2021	December 15, 2021	January 5, 2022
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $143.2 million for the year ended December 31, 2022 compared to approximately $132.2 million for the year ended December 31, 2021. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2022 and 2021 and increased rents on new and renewed leases at our same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $337.7 million and $666.4 million for the years ended December 31, 2022 and 2021, respectively, which consisted primarily of cash paid for property acquisitions of approximately $407.6 million and $645.0 million, respectively, additions to capital improvements of approximately $92.2 million and $62.6 million, respectively, partially offset by net proceeds from sales of real estate investments of approximately $162.1 million and $41.1 million, respectively.
Cash From Financing Activities. Net cash provided by financing activities was approximately $17.7 million for the year ended December 31, 2022, which consisted primarily of borrowing the full amount available under the new $100.0 million unsecured term loan and approximately $77.7 million in net proceeds from the issuance of common stock, partially offset by payment of a $50.0 million tranche of the senior unsecured notes, and approximately $107.4 million in equity dividend payments. Net cash provided by financing activities was approximately $631.2 million for the year ended December 31, 2021, which consisted primarily of approximately $456.7 million in net proceeds from the issuance of common stock and the issuance of approximately $275.0 million of senior unsecured notes, partially offset by approximately $84.6 million in equity dividend payments and approximately $11.3 million in mortgage loan payments.
Critical Accounting Policies And Estimates
Below is a discussion of the accounting policies that we believe are critical. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Applying different estimates or assumptions may result in materially different amounts reported in our financial statements.
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
Material Cash Commitments
As of February 7, 2023, we had four outstanding contracts with third-party sellers to acquire four industrial properties for a total purchase price of $259.5 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
One of our purchase contracts is for the acquisition, for a total purchase price of approximately $173.6 million, of a 121-acre project entitled for 2.2 million square feet of industrial distribution buildings in Miami’s Countyline Corporate Park (“Countyline”), immediately adjacent to our seven fully-leased buildings within Countyline. The project, a landfill redevelopment adjacent to Florida’s Turnpike and the southern terminus of I-75, is 29.8% pre-leased with one 191,000 square foot rear-load industrial distribution building and one 506,000 square foot cross-dock industrial distribution building under construction. The pre-leased buildings are expected to generate an estimated stabilized cap rate of 5.0% and the remaining eight entitled buildings an estimated stabilized cap rate of 6.0% upon completion. At expected completion in 2025 the project is expected to contain ten LEED-certified industrial distribution buildings totaling approximately 2.2 million square feet for a total expected investment of approximately $491.1 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2022 Developments – Acquisition Activity” for more information regarding stabilized capitalization rates, including in footnote 2 to the table contained in that section.
The following table summarizes our material cash commitments due by period as of December 31, 2022 (dollars in thousands):

Material Cash Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$—	$100,000	$200,000	$475,000	$775,000
Debt interest payments	18,015	32,280	26,535	21,808	98,638
Operating lease commitments	657	1,374	1,410	840	4,282
Purchase obligations [1]	259,545	—	—	—	259,545
Total	$278,217	$133,654	$227,945	$497,648	$1,137,465
1As of February 7, 2023
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

The following table reflects the calculation of FFO reconciled from net income for the three months and years ended December 31, 2022, 2021 and 2020:

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Net income	$58,880	$32,259	$26,621	82.5%	$32,259	$13,513	$18,746	138.7%
Gain on sales of real estate investments	(36,118)	(13,442)	(22,676)	168.7%	(13,442)	—	(13,442)	n/a
Depreciation and amortization	18,536	13,707	4,829	35.2%	13,707	11,192	2,515	22.5%
Non-real estate depreciation	(16)	(22)	6	(27.3)%	(22)	(11)	(11)	n/a
Allocation to participating securities [1]	(192)	(126)	(66)	52.4%	(126)	(73)	(53)	72.6%
Funds from operations attributable to common stockholders [2]	$41,090	$32,376	$8,714	26.9%	$32,376	$24,621	$7,755	31.5%
Basic FFO per common share	$0.54	$0.44	$0.10	22.7%	$0.44	$0.36	$0.08	22.2%
Diluted FFO per common share	$0.54	$0.44	$0.10	22.7%	$0.44	$0.36	$0.08	22.2%
Weighted average basic common shares	76,048,579	73,380,519			73,380,519	68,245,315
Weighted average diluted common shares	76,145,382	73,735,244			73,735,244	68,652,454

	For the Year Ended December 31,				For the Year Ended December 31,
	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Net income	$198,014	$87,254	$110,760	126.9%	$87,254	$79,795	$7,459	9.3%
Gain on sales of real estate investments	(112,166)	(16,627)	(95,539)	574.6%	(16,627)	(26,766)	10,139	(37.9)%
Depreciation and amortization	65,763	50,687	15,076	29.7%	50,687	45,875	4,812	10.5%
Non-real estate depreciation	(72)	(74)	2	(2.7)%	(74)	(70)	(4)	5.7%
Allocation to participating securities [1]	(656)	(428)	(228)	53.3%	(428)	(496)	68	(13.7)%
Funds from operations attributable to common stockholders [2]	$150,883	$120,812	$30,071	24.9%	$120,812	$98,338	$22,474	22.9%
Basic FFO per common share	$2.00	$1.71	$0.29	17.0%	$1.71	$1.45	$0.26	17.9%
Diluted FFO per common share	$2.00	$1.71	$0.29	17.0%	$1.71	$1.44	$0.27	18.8%
Weighted average basic common shares	75,498,107	70,534,202			70,534,202	67,762,927
Weighted average diluted common shares	75,586,480	70,793,670			70,793,670	68,170,066
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 356,796, 288,976 and 203,729 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2022, 2021 and 2020, respectively, and 322,866, 245,075 and 341,673 of weighted average unvested restricted shares outstanding for the years ended December 31, 2022, 2021 and 2020, respectively.
2Includes performance share award expense of approximately $1.3 million, $1.3 million and $2.9 million for the three months ended December 31, 2022, 2021 and 2020, respectively, and approximately $4.5 million, $5.3 million and $6.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. See “Note 10 – Stockholders’ Equity” in our notes to consolidated financial statements for more information regarding our performance share awards.
FFO increased by approximately $8.7 million and $30.1 million for the three months and year ended December 31, 2022, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2021 and 2022 as well as same store NOI growth of approximately $2.5 million and $11.0 million for the three months and year ended December 31, 2022, respectively, compared to the same periods from the prior year. The FFO increase was partially offset by increased weighted average common shares outstanding and increased general and administrative expenses due to increased restricted stock amortization and other compensation expenses, including an increase in bonus expense and an increase in the number of employees and salaries for the three months and year ended December 31, 2022 compared to the same periods from the prior year. Acquisition costs and other also increased for the year ended December 31, 2022 due to environmental remediation at our Avenue A property. Additionally, for the three months ended December 31, 2022, we wrote off $2.0 million in below market leases related to early lease terminations at multiple properties.
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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months and years ended December 31, 2022, 2021 and 2020:

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Net income	$58,880	$32,259	$26,621	82.5%	$32,259	$13,513	$18,746	138.7%
Gain on sales of real estate investments	(36,118)	(13,442)	(22,676)	168.7%	(13,442)	—	(13,442)	n/a
Depreciation and amortization	18,536	13,707	4,829	35.2%	13,707	11,192	2,515	22.5%
Interest expense, including amortization	7,457	5,207	2,250	43.2%	5,207	4,195	1,012	24.1%
Stock-based compensation	2,653	2,547	106	4.2%	2,547	3,472	(925)	(26.6)%
Acquisition costs and other	374	—	374	n/a	—	85	(85)	n/a
Adjusted EBITDA	$51,782	$40,278	$11,504	28.6%	$40,278	$32,457	$7,821	24.1%

	For the Year Ended December 31,				For the Year Ended December 31,
	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Net income	$198,014	$87,254	$110,760	126.9%	$87,254	$79,795	$7,459	9.3%
Gain on sales of real estate investments	(112,166)	(16,627)	(95,539)	574.6%	(16,627)	(26,766)	10,139	(37.9)%
Depreciation and amortization	65,763	50,687	15,076	29.7%	50,687	45,875	4,812	10.5%
Interest expense, including amortization	23,850	18,054	5,796	32.1%	18,054	15,997	2,057	12.9%
Stock-based compensation	10,171	9,554	617	6.5%	9,554	9,826	(272)	(2.8)%
Acquisition costs	1,465	172	1,293	751.7%	172	271	(99)	(36.5)%
Adjusted EBITDA	$187,097	$149,094	$38,003	25.5%	$149,094	$124,998	$24,096	19.3%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of December 31, 2022 and since January 1, 2021 and excludes properties that were either disposed of prior to, held for sale to a third party or in redevelopment as of December 31, 2022. As of December 31, 2022, the same store pool consisted of 197 buildings aggregating approximately 12.1 million square feet representing approximately 79.4% of our total square feet owned and 24 improved land parcels containing approximately 91.5 acres representing approximately 56.7% of our total acreage owned. The same store pool for the comparison of the three months and years ended December 31, 2021 and 2020 includes all properties that were owned and in operation as of December 31, 2021 and since January 1, 2020 and excludes properties that were either disposed of prior to, held for sale to a third-party or in redevelopment as of December 31, 2021. As of December 31, 2021, the same store pool consisted of 210 buildings aggregating approximately 12.5 million square feet representing approximately 83.0% of our total square feet owned and 19 improved land parcels containing approximately 79.6 acres representing approximately 62.6% of our total acreage owned. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months and years ended December 31, 2022, 2021 and 2020:

	For the Three Months Ended December 31,						For the Three Months Ended December 31,
	2022		2021		$ Change	% Change	2021		2020		$ Change	% Change
Net income [1]	$58,880		$32,259		$26,621	82.5%	$32,259		$13,513		$18,746	138.7%
Depreciation and amortization	18,536		13,707		4,829	35.2%	13,707		11,192		2,515	22.5%
General and administrative	8,193		7,716		477	6.2%	7,716		6,936		780	11.2%
Acquisition costs and other	374		—		374	n/a	—		85		(85)	n/a
Total other income and expenses	(29,059)		(8,372)		(20,687)	247.1%	(8,372)		4,127		(12,499)	n/a
Net operating income	56,924		45,310		11,614	25.6%	45,310		35,853		9,457	26.4%
Less non-same store NOI	(15,927)	[2]	(6,797)	[2]	(9,130)	134.3%	(7,094)	[3]	(1,859)	[3]	(5,235)	281.6%
Same store NOI [4]	$40,997		$38,513		$2,484	6.4%	$38,216		$33,994		$4,222	12.4%
Less straight-line rents and amortization of lease intangibles [5]	(1,381)		(2,652)		1,271	(47.9)%	(2,388)		(2,117)		(271)	12.8%
Cash-basis same store NOI	$39,616		$35,861		$3,755	10.5%	$35,828		$31,877		$3,951	12.4%
Less termination fee income	(77)		(148)		71	(48.0)%	(148)		(75)		(73)	97.3%
Cash-basis same store NOI excluding termination fees	$39,539		$35,713		$3,826	10.7%	$35,680		$31,802		$3,878	12.2%
1Includes approximately $0.6 million, $0.1 million and $0.1 million of lease termination income for the three months ended December 31, 2022, 2021 and 2020, respectively.
2Includes 2021 and 2022 acquisitions and dispositions, 22 improved land parcels, three properties under redevelopment and four completed redevelopment properties as of December 31, 2022.
3Includes 2020 and 2021 acquisitions and dispositions, 17 improved land parcels, four properties under redevelopment and one completed redevelopment property as of December 31, 2022.
4Includes approximately $0.1 million of lease termination income for the three months ended December 31, 2022, 2021 and 2020.
5Includes straight-line rents and amortization of lease intangibles for the same store pool only.

	For the Year Ended December 31,						For the Year Ended December 31,
	2022		2021		$ Change	% Change	2021		2020		$ Change	% Change
Net income [1]	$198,014		$87,254		$110,760	126.9%	$87,254		$79,795		$7,459	9.3%
Depreciation and amortization	65,763		50,687		15,076	29.7%	50,687		45,875		4,812	10.5%
General and administrative	31,192		26,964		4,228	15.7%	26,964		23,489		3,475	14.8%
Acquisition costs	1,465		172		1,293	751.7%	172		271		(99)	(36.5)%
Total other income and expenses	(89,125)		605		(89,730)	n/a	605		(11,642)		12,247	n/a
Net operating income	207,309		165,682		41,627	25.1%	165,682		137,788		27,894	20.2%
Less non-same store NOI	(48,152)	[2]	(17,479)	[2]	(30,673)	175.5%	(19,556)	[3]	(7,204)	[3]	(12,352)	171.5%
Same store NOI [4]	$159,157		$148,203		$10,954	7.4%	$146,126		$130,584		$15,542	11.9%
Less straight-line rents and amortization of lease intangibles [5]	(7,402)		(11,006)		3,604	(32.7)%	(10,021)		(4,284)		(5,737)	133.9%
Cash-basis same store NOI	$151,755		$137,197		$14,558	10.6%	$136,105		$126,300		$9,805	7.8%
Less termination fee income	(422)		(764)		342	(44.8)%	(309)		(3,717)		3,408	(91.7)%
Cash-basis same store NOI excluding termination fees	$151,333		$136,433		$14,900	10.9%	$135,796		$122,583		$13,213	10.8%
1Includes approximately $0.9 million, $1.0 million and $3.8 million of lease termination income for the years ended December 31, 2022, 2021 and 2020, respectively.
2Includes 2021 and 2022 acquisitions and dispositions, 22 improved land parcels consisting of approximately 69.9 acres, three properties under redevelopment and four completed redevelopment properties as of December 31, 2022.
3Includes 2020 and 2021 acquisitions and dispositions, 17 improved land parcels consisting of approximately 47.5 acres, four properties under redevelopment and one completed redevelopment property as of December 31, 2022.
4Includes approximately $0.4 million, $0.8 million and $3.7 million of lease termination income for the years ended December 31, 2022, 2021 and 2020, respectively.
5Includes straight-line rents and amortization of lease intangibles for the same store pool only.
Cash-basis same store NOI increased by approximately $3.8 million for the three months ended December 31, 2022 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and contractual rent increases included in pre-existing leases. For the three months ended December 31, 2022 and 2021, total contractual rent abatements of approximately $1.1 million and $0.7 million, respectively, were given to certain tenants in the same-store pool and approximately $0.1 million and $0.1 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.2 million of the increase in cash-basis same store NOI for the three months ended December 31, 2022 related to properties that were acquired vacant or with near term expirations in 2020.
Cash-basis same store NOI increased by approximately $14.6 million for the year ended December 31, 2022 compared to the prior year primarily due to increased rental revenue on new and renewed leases and increased occupancy. For the years ended December 31, 2022 and 2021, total contractual rent abatements of approximately $3.5 million and $3.0 million, respectively, were given to certain tenants in the same-store pool and approximately $0.4 million and $0.8 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.6 million of the increase in cash-basis same store NOI for the year ended December 31, 2022 related to properties that were acquired vacant or with near term expirations in 2020.

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
As of December 31, 2022, we had $200.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on SOFR plus an applicable SOFR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 5.5% as of December 31, 2022. If the SOFR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Amended Facility as of December 31, 2022.
We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or hedging transactions, but as our contracts indexed to LIBOR are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest or hedging costs that are higher than if LIBOR remained available. Additionally, although SOFR is the recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest or hedging costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. As of December 31, 2022, each of the agreements governing our variable rate debt either have been transitioned to SOFR or provide for the replacement of LIBOR if it becomes unavailable during the term of such agreement.
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
Terreno Realty Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment, management of Terreno Realty Corporation believes that, as of December 31, 2022, the company’s internal control over financial reporting is effective based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K (which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2022).

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Terreno Realty Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 of the Company and our report dated February 8, 2023 expressed an unqualified opinion thereon.

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
February 8, 2023

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
On February 7, 2023, David M. Lee informed us that he would not stand for re-election at our 2023 Annual Meeting of Stockholders (the “Annual Meeting”) in order to focus on other commitments. Mr. Lee will continue to serve on our board of directors and maintain his committee memberships through the Annual Meeting. Mr. Lee’s decision not to stand for re-election was not the result of any disagreement with us on any matter relating to our operations, policies or practices.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.
Part III

Item 10.     Directors, Executive Officers and Corporate Governance.
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 11.     Executive Compensation.
The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services.
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

Item 16.     Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Terreno Realty Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2023 expressed an unqualified opinion thereon.

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

Valuation of acquired properties
Description of matter
During the year ended December 31, 2022, the Company completed 20 real estate acquisitions for a total purchase price of $422.3 million. The properties were acquired from unrelated third parties. As further discussed in Notes 2 and 4 of the consolidated financial statements, the transactions were accounted for as asset acquisitions. The purchase price for each acquisition was allocated to the individual acquired assets and liabilities based on their relative fair values.

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
San Francisco, California
February 8, 2023

Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	December 31, 2022	December 31, 2021

ASSETS
Investments in real estate
Land	$1,850,860	$1,556,952
Buildings and improvements	1,372,473	1,210,591
Construction in progress	51,896	65,157
Intangible assets	123,545	114,126
Total investments in properties	3,398,774	2,946,826
Accumulated depreciation and amortization	(323,631)	(279,062)
Net investments in properties	3,075,143	2,667,764
Cash and cash equivalents	26,393	204,404
Restricted cash	1,690	397
Other assets, net	61,215	51,650
Total assets	$3,164,441	$2,924,215
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable, net	198,993	99,495
Senior unsecured notes, net	571,825	621,175
Security deposits	27,454	23,914
Intangible liabilities, net	55,873	51,025
Dividends payable	30,753	25,618
Accounts payable and other liabilities	49,692	45,025
Total liabilities	934,590	866,252
Commitments and contingencies (Note 12)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 76,463,482 75,068,575 shares issued and outstanding at December 31, 2022 and 2021, respectively.	765	752
Additional paid-in capital	2,167,276	2,069,604
Common stock held in deferred compensation plan, 417,665 and 275,727 shares at December 31, 2022 and 2021, respectively.	(26,462)	(15,197)
Retained earnings	88,272	2,804
Total stockholders’ equity	2,229,851	2,057,963
Total liabilities and equity	$3,164,441	$2,924,215
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)

	For the Year Ended December 31,
	2022	2021	2020
REVENUES
Rental revenues and tenant expense reimbursements	$276,212	$221,930	$186,884
Total revenues	276,212	221,930	186,884
COSTS AND EXPENSES
Property operating expenses	68,903	56,248	49,096
Depreciation and amortization	65,763	50,687	45,875
General and administrative	31,192	26,964	23,489
Acquisition costs and other	1,465	172	271
Total costs and expenses	167,323	134,071	118,731
OTHER INCOME (EXPENSE)
Interest and other income	809	822	873
Interest expense, including amortization	(23,850)	(18,054)	(15,997)
Gain on sales of real estate investments	112,166	16,627	26,766
Total other income (expense)	89,125	(605)	11,642
Net income	198,014	87,254	79,795
Allocation to participating securities	(854)	(311)	(400)
Net income available to common stockholders	$197,160	$86,943	$79,395
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$2.61	$1.23	$1.17
Net income available to common stockholders - diluted	$2.61	$1.23	$1.16
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	75,498,107	70,534,202	67,762,927
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	75,586,480	70,793,670	68,170,066
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net income	$198,014	$87,254	$79,795
Other comprehensive income:
Cash flow hedge adjustment	—	183	254
Comprehensive income	$198,014	$87,437	$80,049
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings	Accumulated Other Comprehensive Loss
	Number of Shares	Amount						Total
Balance as of December 31, 2019	67,252,787	$673	$1,514,266	—	$—	$2,621	$(437)	$1,517,123
Net income	—	—	—	—	—	79,795	—	79,795
Issuance of common stock, net of issuance costs of $1,406	1,344,281	13	70,638	—	—	—	—	70,651
Forfeiture of common stock related to employee awards	(5,146)	—	(265)	—	—	—	—	(265)
Repurchase of common stock related to employee awards	(154,375)	—	(9,572)	—	—	—	—	(9,572)
Issuance of restricted stock	78,041	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,688	—	—	—	—	6,688
Common stock dividends ($1.12 per share)	—	—	—	—	—	(76,490)	—	(76,490)
Deposits to deferred compensation plan	(139,224)	—	7,546	139,224	(7,546)	—	—	—
Other comprehensive income	—	—	—	—	—	—	254	254
Balance as of December 31, 2020	68,376,364	686	1,589,301	139,224	(7,546)	5,926	(183)	1,588,184
Net income	—	—	—	—	—	87,254	—	87,254
Issuance of common stock, net of issuance costs of $6,123	6,736,455	66	463,680	—	—	—	—	463,746
Forfeiture of common stock related to employee awards	(776)	—	—	—	—	—	—	—
Common shares acquired related to employee awards	(6,534)	—	(582)	—	—	—	—	(582)
Issuance of restricted stock	99,569	—	—	—	—	—	—	—
Stock-based compensation	—	—	9,554	—	—	—	—	9,554
Common stock dividends ($1.26 per share)	—	—	—	—	—	(90,376)	—	(90,376)
Deposits to deferred compensation plan	(136,503)	—	7,651	136,503	(7,651)	—	—	—
Other comprehensive income	—	—	—	—	—	—	183	183
Balance as of December 31, 2021	75,068,575	752	2,069,604	275,727	(15,197)	2,804	—	2,057,963
Net income	—	—	—	—	—	198,014	—	198,014
Issuance of common stock, net of issuance costs of $1,557	1,444,156	13	77,281	—	—	—	—	77,294
Forfeiture of common stock related to employee awards	(29,391)	—	—	—	—	—	—	—
Common shares acquired related to employee awards	(14,823)	—	(1,045)	—	—	—	—	(1,045)
Issuance of restricted stock	136,903	—	—	—	—	—	—	—
Stock-based compensation	—	—	10,171	—	—	—	—	10,171
Common stock dividends ($1.48 per share)	—	—	—	—	—	(112,546)	—	(112,546)
Deposits to deferred compensation plan, net of withdrawals	(141,938)	—	11,265	141,938	(11,265)	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—
Balance as of December 31, 2022	76,463,482	$765	$2,167,276	417,665	$(26,462)	$88,272	$—	$2,229,851

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$198,014	$87,254	$79,795
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(9,353)	(8,683)	(361)
Amortization of lease intangibles	(16,271)	(7,686)	(5,420)
Depreciation and amortization	65,763	50,687	45,875
Gain on sales of real estate investments	(112,166)	(16,627)	(26,766)
Deferred financing cost amortization	1,371	1,335	1,391
Deferred senior secured loan fee amortization	—	—	(57)
Stock-based compensation	10,171	9,554	9,826
Changes in assets and liabilities
Other assets	(1,368)	(3,669)	(3,911)
Accounts payable and other liabilities	7,049	20,043	678
Net cash provided by operating activities	143,210	132,208	101,050
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(407,558)	(644,956)	(98,088)
Proceeds from sales of real estate investments, net	162,145	41,082	70,685
Additions to construction in progress	(25,638)	(11,274)	(8,989)
Additions to buildings, improvements and leasing costs	(66,611)	(51,290)	(31,611)
Repayments on senior secured loan	—	—	15,915
Net cash used in investing activities	(337,662)	(666,438)	(52,088)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	78,851	462,386	64,767
Issuance costs on issuance of common stock	(1,163)	(5,683)	(940)
Repurchase of common stock related to employee awards	(1,045)	(582)	(9,837)
Borrowings on credit facility	208,000	75,000	—
Payments on credit facility	(208,000)	(75,000)	—
Borrowings on term loans payable	100,000	—	—
Borrowings on senior unsecured notes	—	275,000	—
Payments on senior unsecured notes	(50,000)	—	—
Payments on mortgage loan payable	—	(11,271)	(33,077)
Payment of deferred financing costs	(1,498)	(4,027)	—
Dividends paid to common stockholders	(107,411)	(84,628)	(74,778)
Net cash provided by financing activities	17,734	631,195	(53,865)
Net (decrease) increase in cash and cash equivalents and restricted cash	(176,718)	96,965	(4,903)
Cash and cash equivalents and restricted cash at beginning of year	204,801	107,836	112,739
Cash and cash equivalents and restricted cash at end of year	$28,083	$204,801	$107,836
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$25,219	$15,144	$16,315
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	18,158	16,873	10,552
Non-cash issuance of common stock to the deferred compensation plan	(11,265)	(7,651)	(7,546)
Lease liability arising from recognition of right-of-use asset	1,192	3,287	—
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$422,298	$681,970	$100,391
Assumption of other assets and liabilities	(14,740)	(37,014)	(2,303)
Net cash paid for property acquisitions	$407,558	$644,956	$98,088
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Notes to Consolidated Financial Statements
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these notes to the consolidated financial statements are unaudited. As of December 31, 2022, the Company owned 252 buildings aggregating approximately 15.3 million square feet, 46 improved land parcels consisting of approximately 161.4 acres and three properties under redevelopment that, upon completion, will consist of one building of approximately 34,000 square feet and two improved land parcels aggregating approximately 12.1 acres.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the years ended December 31, 2022, 2021 or 2020.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $16.3 million, $7.7 million and $5.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of December 31, 2022 was 6.6 years. As of December 31, 2022 and 2021, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	December 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$119,959	$(83,222)	$36,737	$110,351	$(72,266)	$38,085
Above-market leases	3,586	(3,558)	28	3,775	(3,706)	69
Below-market leases	(95,638)	39,765	(55,873)	(78,753)	27,728	(51,025)
Total	$27,907	$(47,015)	$(19,108)	$35,373	$(48,244)	$(12,871)

Projected net amortization of the intangible assets and liabilities for the next five years and thereafter as of December 31, 2022 is as follows (dollars in thousands):

2023	$(242)
2024	(1,278)
2025	(2,035)
2026	(2,150)
2027	(2,011)
Thereafter	(11,392)
Total	$(19,108)

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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Beginning
Cash and cash equivalents at beginning of year	$204,404	$107,180	$110,082
Restricted cash	397	656	2,657
Cash and cash equivalents and restricted cash	204,801	107,836	112,739
Ending
Cash and cash equivalents at end of year	26,393	204,404	107,180
Restricted cash	1,690	397	656
Cash and cash equivalents and restricted cash	28,083	204,801	107,836
Net (decrease) increase in cash and cash equivalents and restricted cash	$(176,718)	$96,965	$(4,903)

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
As of December 31, 2022 and 2021, approximately $48.0 million and $39.7 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.6 million and $0.5 million as of December 31, 2022 and 2021, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of accumulated amortization in the aggregate of approximately $11.9 million and $10.6 million as of December 31, 2022 and 2021, respectively.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of December 31, 2022 and 2021, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of December 31, 2022, include years 2018 to 2021 for federal purposes.
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
As of December 31, 2022, the Company owned 43 buildings aggregating approximately 2.7 million square feet and 13 improved land parcels consisting of approximately 68.0 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 24.9% of its annualized base rent. Such annualized base rent percentages are based on contractual base rent from leases in effect as of December 31, 2022, excluding any partial or full rent abatements.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent for the years ended December 31, 2022, 2021 and 2020.
Note 4. Investments in Real Estate
During the year ended December 31, 2022, the Company acquired 20 industrial properties with a total initial investment, including acquisition costs, of approximately $422.3 million, of which $316.0 million was recorded to land, $94.4 million to buildings and improvements, and $11.9 million to intangible assets. Additionally, the Company assumed $17.1 million in liabilities.
The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2022:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)[1]	Improved Land Acreage
Countyline #29 & #30	Hialeah, FL	February 9, 2022	2	407,000	$73,200	—
33rd Place	Bellevue, WA	February 23, 2022	2	29,000	13,040	1.2
NE 91st	Redmond, WA	April 8, 2022	2	32,000	9,780	—
87 Doremus	Newark, NJ	April 18, 2022	—	—	17,300	9.7
3660 Thomas Road	Santa Clara, CA	May 4, 2022	1	135,000	54,600	—
127 Doremus Avenue	Newark, NJ	May 19, 2022	—	—	11,900	2.4
3660 Fee Ana	Anaheim, CA	May 24, 2022	—	—	15,000	2.1
332 Hindry Avenue	Inglewood, CA	May 25, 2022	1	19,000	9,280	—
8320-8400 Isis Avenue	Los Angeles, CA	May 25, 2022	1	40,000	17,902	—
Teagarden	San Leandro, CA	June 1, 2022	5	104,000	34,600	—
293 Roanoke Avenue	Newark, NJ	June 7, 2022	—	—	13,000	1.8
8660 Willows Road	Redmond, WA	June 17, 2022	—	—	19,900	3.5
8050 NW 90th St	Medley, FL	July 5, 2022	—	—	20,000	6.7
4857 W 147th St	Hawthorne, CA	August 2, 2022	—	—	6,500	1.3
19500 South Alameda St	Rancho Dominguez, CA	August 3, 2022	—	—	32,075	3.0
3091 East Coronado St	Anaheim, CA	September 6, 2022	—	—	7,325	1.2
7045 NW 46th St	Miami, FL	October 24, 2022	1	16,000	4,703	—
5401 West 104th St	Los Angeles, CA	November 1, 2022	1	26,000	17,000	—
629 Henry	Elizabeth, NJ	November 29, 2022	1	23,000	15,350	—
14805 S Maple Ave	Rancho Dominguez, CA	December 30, 2022	—	—	22,358	2.8
Total/Weighted Average			17	831,000	$414,813	35.7
1Excludes intangible liabilities and mortgage premiums, if any. The total aggregate initial investment was approximately $422.3 million, including $13.0 million in capitalized closing costs and acquisition costs and $14.1 million in assumed intangible liabilities and $19.6 million in other credits related to near term capital expenditures at the Countyline #29 & #30 properties.
The Company recorded revenues and net income for the year ended December 31, 2022 of approximately $11.4 million and $3.2 million, respectively, related to the 2022 acquisitions.
During the year ended December 31, 2021, the Company acquired 34 industrial properties with a total initial investment, including acquisition costs, of approximately $682.0 million, of which $446.3 million was recorded to land, $206.8 million to buildings and improvements, and $28.9 million to intangible assets. Additionally, the Company assumed $37.4 million in liabilities.
The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2021:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Improved Land Acreage
256 Paterson Plank	Carlstadt, NJ	January 13, 2021	1	16,159	$10,625	—
117th Place NE	Kirkland, WA	February 25, 2021	1	126,721	33,750	—
Countyline #24 & #25	Hialeah, FL	March 17, 2021	2	273,577	48,114	—
Edison	San Leandro, CA	March 31, 2021	3	112,392	17,600	—
73rd Street	Miami, FL	April 6, 2021	—	—	5,800	5.8
68th Kent	Kent, WA	April 13, 2021	2	67,120	10,000	—
East Gish	San Jose, CA	April 22, 2021	—	—	8,004	2.2
Gramercy Place	Torrance, CA	May 12, 2021	1	17,407	6,290	—
Occidental Avenue	Seattle, WA	May 12, 2021	3	51,853	16,450	—
SW 16th Street	Renton, WA	June 14, 2021	—	—	7,615	2.9
Countyline #26	Hialeah, FL	July 14, 2021	1	220,942	39,409	—
13020 & 13030 Cerise	Hawthorne, CA	July 14, 2021	2	21,846	8,075	—
1150 & 1250 W. Trenton Ave	Orange, CA	July 30, 2021	2	34,224	9,335	—
MLK 9801	Seattle, WA	August 11, 2021	—	—	11,900	3.1
MLK 9845	Seattle, WA	August 11, 2021	—	—	15,750	3.4
MLK 9600	Seattle, WA	August 11, 2021	—	—	22,350	5.2
Foley Street	Hayward, CA	August 26, 2021	2	40,504	8,250	—
Paterson Plank III	Carlstadt, NJ	August 27, 2021	—	—	17,850	4.9
97 Third Street	Kearny, NJ	September 27, 2021	—	—	26,250	5.4
13025 Cerise	Hawthorne, CA	September 30, 2021	1	21,000	7,875	—
Woodinville	Woodinville, WA	October 1, 2021	1	84,238	23,600	—
190 Morgan	Brooklyn, NY	October 12, 2021	1	11,881	4,450	—
San Pedro	Gardena, CA	October 15, 2021	—	—	8,800	2.0
228 North Avenue	Elizabeth, NJ	October 20, 2021	1	30,978	44,000	—
Pickett	Alexandria, VA	October 29, 2021	1	27,683	9,000	—
Berryessa	San Jose, CA	October 29, 2021	—	—	23,000	7.2
768 772 Ceres	Los Angeles, CA	November 18, 2021	2	16,887	7,661	—
Tuxedo	Hyattsville, MD	November 23, 2021	—	—	8,000	2.9
Maple II	Rancho Dominguez, CA	November 30, 2021	—	—	13,800	2.3
Eisenhower	Alexandria, VA	December 10, 2021	3	199,396	60,750	—
4501 46th Street	Bladensburg, MD	December 13, 2021	—	—	11,850	4.4
Countyline #27 & #28	Hialeah, FL	December 15, 2021	2	401,906	74,142	—
Woodinville II	Woodinville, WA	December 23, 2021	2	118,310	33,500	—
Willows	Redmond, WA	December 27, 2021	—	—	3,500	0.8
Total/Weighted Average			34	1,895,024	$657,345	52.5
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
As of December 31, 2022, the Company had three properties under redevelopment that, upon completion, will consist of one building of approximately 34,000 square feet and two improved land parcels aggregating approximately 12.1 acres. The following table summarizes certain information with respect to the properties under redevelopment as of December 31, 2022:

Property Name	Location	Total Expected Investment (in thousands) [1]	Estimated Post-Development Acreage	Estimated Post-Development Square Feet
Berryessa	San Jose, CA	$25,961	7.2	N/A
Paterson Plank III	Carlstadt, NJ	25,303	4.9	N/A
147th Street	Hawthorne, CA	18,060	N/A	34,000
Total/Weighted Average		$69,324	12.1	34,000
1Total expected investment for the properties include the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
During 2022, the Company completed redevelopment of three properties aggregating approximately 0.6 million square feet. The following table summarizes certain information with respect to the completed redevelopment properties as of December 31, 2022:

Property Name	Location	Total Investment (in thousands) [1]	Square Feet	Completion Quarter
America's Gateway	Miami, FL	$7,500	51,800	Q1 2022
Countyline #29 & #30	Hialeah, FL	75,539	407,084	Q2/Q3 2022
73rd Street	Miami, FL	20,200	128,844	Q3 2022
Total/Weighted Average		$103,239	587,728
1Total investment for the properties include the initial purchase price, buyer’s due diligence and closing costs, redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.

The Company capitalized interest associated with redevelopment and expansion activities of approximately $2.6 million, $0.7 million and $1.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of December 31, 2022 and 2021, the Company did not have any properties held for sale.
During the year ended December 31, 2022, the Company sold three properties located in the Northern New Jersey/New York City market for a total aggregate sales price of approximately $159.7 million, resulting in a gain of approximately $107.1 million, and one property located in the Seattle market for a sales price of approximately $8.6 million, resulting in a gain of approximately $5.1 million.

During the year ended December 31, 2021, the Company sold one property located in the Seattle market for a sales price of approximately $10.3 million, resulting in a gain of approximately $3.2 million, and one property located in the Northern New Jersey/New York City market for a sales price of approximately $32.7 million, resulting in a gain of approximately $13.4 million.
During the year ended December 31, 2020, the Company sold three properties located in the Washington, D.C. market for a total aggregate sales price of approximately $51.3 million, resulting in a gain of approximately $17.8 million, and one property located in the Miami market for a sales price of approximately $22.2 million, resulting in a gain of approximately $9.0 million.
Note 6. Debt
As of December 31, 2022 and 2021, the Company had $775.0 million and $725.0 million, respectively, of unsecured debt and no secured debt. The following table summarizes the components of the Company’s indebtedness as of December 31, 2022 and 2021 (dollars in thousands):

	2022	2021	Margin Above SOFR	Interest Rate [1]	Contractual Maturity Date
Unsecured Debt:
Credit Facility	$—	$—	1.1% [2]	N/A	8/20/2025
5-Year Term Loan	100,000	100,000	1.3% [2]	5.6%	1/15/2027
5-Year Term Loan	100,000	—	1.3% [2]	5.4%	1/15/2028
$50M 7-Year Unsecured [3,4]	—	50,000	n/a	4.2%	9/1/2022
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	3.8%	7/14/2024
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [3]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [3]	100,000	100,000	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [3]	125,000	125,000	n/a	2.4%	8/17/2030
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	2.8%	7/15/2031
Total Unsecured Debt	775,000	725,000
Less: Unamortized premium/discount and debt issuance costs	(4,182)	(4,330)
Total	$770,818	$720,670
1Reflects the contractual interest rate under the terms of each loan as of December 31, 2022. Excludes the effects of unamortized debt issuance costs and unamortized fair market value premiums, if any.
2The interest rates on these loans are comprised of the Secured Overnight Financing Rate (“SOFR”) plus a SOFR margin. The SOFR margins will range from 1.10% to 1.55% (1.10% as of December 31, 2022) for the revolving credit facility and 1.25% to 1.75% (1.25% as of December 31, 2022) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment.
3Collectively, the “Senior Unsecured Notes”.
4On August 1, 2022, the Company prepaid a $50 million tranche of 7-year senior unsecured notes using borrowings from the Company’s revolving credit facility.

On September 2, 2022, the Company entered into the Second Amendment (the “Second Amendment”) to the Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) to add an additional $100.0 million term loan that matures in January 2028. The Company drew the full amount available under the term loan upon entry into the Second Amendment. The Amended Facility consists of a $400.0 million revolving credit facility that matures in August 2025, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of December 31, 2022 and 2021, there were no borrowings outstanding on the revolving credit facility and $200.0 million and $100.0 million, respectively, of borrowings outstanding on the term loans.

The aggregate amount of the Amended Facility may be increased by up to an additional $500.0 million to a maximum amount not to exceed $1.1 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $400.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of December 31, 2022) for the revolving credit facility and 1.25% to 1.75% (1.25% as of December 31, 2022) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of December 31, 2022 and 2021.
The scheduled principal payments of the Company’s debt as of December 31, 2022 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2023	$—	$—	$—	$—
2024	—	—	100,000	100,000
2025	—	—	—	—
2026	—	—	50,000	50,000
2027	—	100,000	50,000	150,000
Thereafter	—	100,000	375,000	475,000
Total debt	—	200,000	575,000	775,000
Deferred financing costs, net	—	(1,007)	(3,175)	(4,182)
Total debt, net	$—	$198,993	$571,825	$770,818
Weighted average interest rate	N/A	5.5%	3.1%	3.7%
Note 7. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of December 31, 2022. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2023	$213,038
2024	199,387
2025	171,544
2026	139,421
2027	98,428
Thereafter	182,046
Total	$1,003,864
Note 8. Derivative Financial Instruments
The Company had no interest rate caps as of December 31, 2022 or 2021.

The following table presents the effect of the Company’s derivative financial instruments on its accompanying consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Interest rate caps in cash flow hedging relationships:
Amount of gain recognized in accumulated other comprehensive income (loss) (“AOCI”) on derivatives (effective portion)	$—	$—	$—
Amount of gain reclassified from AOCI into interest expense (effective portion)	$—	$183	$254
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
Financial Instruments Disclosed at Fair Value
As of December 31, 2022 and 2021, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.
The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of December 31, 2022 and 2021 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
December 31, 2022	$700,926	$—	$700,926	$—	$770,818
December 31, 2021	$743,592	$—	$743,592	$—	$720,670
Note 10. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million ($142.6 million remaining as of December 31, 2022) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $300 Million ATM Program, the Company had a previous at-the-market equity offering program (the “Previous $300 Million ATM Program”), which was substantially utilized as of June 10, 2021 and is no longer active. Actual sales under the $300 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the year ended December 31, 2022, the Company issued an aggregate of 1,286,125 shares of common stock at a weighted average offering price of $61.31 per share under the $300 Million ATM Program resulting in net proceeds of approximately $77.7 million and paying total compensation to the applicable sales agents of approximately $1.1 million. During the year ended December 31, 2021, the Company issued an aggregate of 2,569,771 shares of common stock at a weighted average offering price of $63.23 per share under the Previous $300 Million ATM Program and the $300 Million ATM Program, resulting in net proceeds of approximately $160.1 million and paying total compensation to the applicable sales agents of approximately $2.4 million. During the year ended December 31, 2020, the Company issued an aggregate of 1,197,597 shares of common stock at a weighted average offering price of $54.08 per share under the Previous $300 million ATM Program, resulting in net proceeds of approximately $63.8 million, and paying total compensation to the applicable sales agents of approximately $0.9 million.
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
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2024. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2022, the Company had not repurchased any shares of common stock pursuant to its share repurchase program.
In connection with the Annual Meeting of Stockholders on May 3, 2022, the Company granted a total of 10,746 unrestricted shares of the Company's common stock to its independent directors under the 2019 Plan with a grant date fair value per share of $69.82. The grant date fair value of the common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.8 million in compensation costs for the year ended December 31, 2022 related to this issuance.
The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the years ended December 31, 2022, 2021 and 2020, 150,867, 136,503 and 139,224 shares of common stock, respectively, were deposited into the Deferred Compensation Plan. During the years ended December 31, 2022, 2021 and 2020, 8,929, 0 and 0 shares of common stock, respectively, were withdrawn from the Deferred Compensation Plan.
As of December 31, 2022, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 735,392 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2022 ranged from $14.20 to $78.33. The fair value of the restricted stock that was granted during the year ended December 31, 2022 was approximately $9.1 million and the vesting period for the restricted stock is typically between one and five years. As of December 31, 2022, the Company had approximately $13.2 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.2 years. The Company recognized compensation costs of approximately $4.9 million, $3.6 million and $2.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the years ended December 31, 2022, 2021 and 2020:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2019	426,770	$28.20
Granted	78,041	60.11
Forfeited	(5,146)	51.58
Vested	(295,936)	21.07
Non-vested shares outstanding as of December 31, 2020	203,729	50.19
Granted	99,569	65.90
Forfeited	(776)	59.29
Vested	(13,336)	43.04
Non-vested shares outstanding as of December 31, 2021	289,186	55.90
Granted	136,903	66.35
Forfeited	(29,391)	59.69
Vested	(40,066)	56.06
Non-vested shares outstanding as of December 31, 2022	356,632	$59.58
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2022:

Non-vested Shares Vesting Schedule	Number of Shares
2023	63,160
2024	99,177
2025	66,689
2026	43,990
2027	83,616
Thereafter	—
Total Non-vested Shares	356,632
Long-Term Incentive Plan:
As of December 31, 2022, there were three open performance measurement periods for the Performance Share awards: January 1, 2020 to December 31, 2022, January 1, 2021 to December 31, 2023, and January 1, 2022 to December 31, 2024. The expense related to the open Performance Share awards granted prior to January 1, 2020 varies quarter to quarter based on the Company’s relative share price performance.
The following table summarizes certain information with respect to the Performance Share awards granted prior to January 1, 2020 (dollars in thousands):

Fair Value Performance Share Period	Maximum Potential Payout	Fair Value December 31, 2022	Accrual December 31, 2022	Expense for the Year Ended December 31,
				2022	2021	2020
January 1, 2018 - December 31, 2020	$—	$—	$—	$—	$—	$3,138
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
The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 and includes the forfeiture of certain of the Performance Share awards during the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant [1]	Expense for the Year Ended December 31,
		2022	2021	2020
January 1, 2019 - December 31, 2021	$4,829	$—	$1,609	$1,610
January 1, 2020 - December 31, 2022	4,882	1,168	1,858	1,857
January 1, 2021 - December 31, 2023	4,820	1,393	1,822	—
January 1, 2022 - December 31, 2024	5,789	1,929	—	—
Total	$20,320	$4,490	$5,289	$3,467
1     Reflects the fair value on date of grant for all performance shares outstanding at December 31, 2022.
Dividends:
The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2022 and 2021:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2022	Common stock	$0.34	February 8, 2022	March 25, 2022	April 8, 2022
June 30, 2022	Common stock	$0.34	May 3, 2022	June 30, 2022	July 14, 2022
September 30, 2022	Common stock	$0.40	August 2, 2022	September 30, 2022	October 14, 2022
December 31, 2022	Common stock	$0.40	November 1, 2022	December 30, 2022	January 13, 2023

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2021	Common stock	$0.29	February 9, 2021	March 26, 2021	April 9, 2021
June 30, 2021	Common stock	$0.29	May 4, 2021	June 30, 2021	July 14, 2021
September 30, 2021	Common stock	$0.34	August 3, 2021	October 1, 2021	October 15, 2021
December 31, 2021	Common stock	$0.34	November 2, 2021	December 15, 2021	January 5, 2022
Note 11. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the years ended December 31, 2022, 2021 and 2020.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 322,866, 245,075 and 341,673 of weighted average unvested restricted shares outstanding for the years ended December 31, 2022, 2021 and 2020, respectively.

Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 88,373, 259,468 and 407,139 for the years ended December 31, 2022, 2021 and 2020.
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
Contractual Commitments. As of February 7, 2023, the Company had four outstanding contracts with third-party sellers to acquire four industrial properties for a total purchase price of approximately $259.5 million. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to due diligence and various closing conditions.
One of the purchase contracts is for the acquisition, for a total purchase price of approximately $173.6 million, of a 121-acre project entitled for 2.2 million square feet of industrial distribution buildings in Miami’s Countyline Corporate Park (“Countyline”), immediately adjacent to the Company’s seven fully-leased buildings within Countyline. The project, a landfill redevelopment adjacent to Florida’s Turnpike and the southern terminus of I-75, is 29.8%% pre-leased with one 191,000 square foot rear-load industrial distribution building and one 506,000 square foot cross-dock industrial distribution building under construction. At expected completion in 2025 the project is expected to contain ten LEED-certified industrial distribution buildings totaling approximately 2.2 million square feet for a total expected investment of approximately $491.1 million.
Note 13. Subsequent Events
On February 7, 2023, the Company’s board of directors declared a cash dividend in the amount of $0.40 per share of its common stock payable on April 6, 2023 to the stockholders of record as of the close of business on March 31, 2023.

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation
As of December 31, 2022
(in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2022
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Los Angeles
104th Street	1	Los Angeles, CA	$—	$3,701	$976	$206	$3,701	$1,182	$4,883	$181	2017	1951
5401 West 104th St	1	Los Angeles, CA	—	15,721	1,463	—	15,721	1,463	17,184	5	2022	1951
139th Street	2	Carson, CA	—	21,236	15,783	600	21,236	16,383	37,619	2,158	2017	1965/2003
630 Glasgow	1	Inglewood, CA	—	2,245	1,855	475	2,245	2,330	4,575	888	2011	1988
747 Glasgow	1	Inglewood, CA	—	1,759	1,555	510	1,759	2,065	3,824	608	2014	1981
1150 & 1250 W. Trenton Ave	2	Orange, CA	—	7,491	2,488	—	7,491	2,488	9,979	100	2021	1980 & 1971
13020 & 13030 Cerise	2	Hawthorne, CA	—	6,986	1,371	58	6,986	1,429	8,415	56	2021	1956 & 1958
13025 Cerise	1	Hawthorne, CA	—	6,864	1,330	—	6,864	1,330	8,194	45	2021	1955
14611 Broadway	1	Gardena, CA	—	4,757	1,243	1,584	4,757	2,827	7,584	1,254	2013	1962
3660 Fee Ana	—	Anaheim, CA	—	14,213	1,147	446	14,213	1,594	15,807	23	2022	1966/1993
19601 Hamilton	1	Torrance, CA	—	7,409	4,072	1,881	7,409	5,953	13,362	1,794	2011	1985
8320-8400 Isis Avenue	1	Los Angeles, CA		14,963	3,429	41	14,963	3,470	18,433	56	2022	1979
332 Hindry Avenue	1	Inglewood, CA	—	6,977	2,800	133	6,977	2,933	9,910	50	2022	1983
709 Hindry	1	Inglewood, CA	—	2,105	2,972	460	2,105	3,432	5,537	581	2016	1984
Acacia	1	Compton, CA	—	5,143	1,985	511	5,143	2,496	7,639	420	2017	1972
Anderson	5	Los Angeles, CA	—	17,095	1,271	4,761	17,095	6,032	23,127	409	2019	1912-1987
Aviation	—	Inglewood, CA	—	9,544	498	827	9,544	1,325	10,869	95	2020	2013
Ceres Ave	2	Los Angeles, CA	—	4,825	2,833	—	4,825	2,833	7,657	81	2021	2015
Dominguez	—	Los Angeles, CA	—	11,370	1,535	3,235	11,370	4,770	16,140	832	2017
3091 East Coronado St	—	Anaheim, CA	—	7,140	464	134	7,140	598	7,738	11	2022	2,017
Garfield	5	Commerce, CA	—	27,539	22,694	6,523	27,539	29,217	56,756	10,248	2012	2002
Gladwick	1	Rancho Dominguez, CA	—	11,636	5,998	211	11,636	6,209	17,845	435	2020	2009
Gramercy Place	1	Torrance, CA	—	4,846	1,503	252	4,846	1,756	6,602	99	2021	2015
Hawthorne	8	Hawthorne, CA	—	17,226	10,069	2,370	17,226	12,439	29,665	2,398	2017	1952/1986
Las Hermanas	1	Compton, CA	—	3,330	751	956	3,330	1,707	5,037	584	2014	1970
Lynwood	3	Lynwood, CA	—	43,885	—	—	43,885	—	43,885	—	2017	1988
McLaren	1	Irvine, CA	—	7,459	668	—	7,459	668	8,127	48	2020	1982
Manhattan Beach	1	Redondo Beach, CA	—	7,874	5,641	1,791	7,874	7,432	15,306	2,078	2012	1963/1970
Maple	—	Rancho Dominguez, CA	—	9,371	607	592	9,371	1,199	10,570	166	2020	1978
Maple II	—	Rancho Dominguez, CA	—	14,102	183	495	14,102	678	14,780	70	2021
1

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2022
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
14805 S Maple Ave	—	Rancho Dominguez, CA	—	22,419	682	—	22,419	682	23,102	1	2022	1963/1983
Porter	1	Los Angeles, CA	—	3,791	399	—	3,791	399	4,190	23	2020	1911 & 1968
San Pedro	—	Gardena, CA	—	7,598	1,523	296	7,598	1,819	9,417	112	2021
Shoemaker	—	Santa Fe Springs, CA	—	4,759	1,099	234	4,759	1,333	6,092	176	2018	1986/1997
Slauson	—	Santa Fe Springs, CA	—	4,679	697	957	4,679	1,654	6,333	176	2019	1967/1973
19500 South Alameda St	—	Rancho Dominguez, CA	—	30,176	2,364	—	30,176	2,364	32,540	26	2022	1982/1985
South Main	2	Carson, CA	—	16,371	7,045	17,464	16,371	24,508	40,879	8,122	2012/2014	2016
South Main III	1	Gardena, CA	—	11,521	12,467	1,062	11,521	13,529	25,050	1,974	2017	2016
Telegraph Springs	2	Santa Fe Springs, CA	—	7,063	7,236	631	7,063	7,867	14,930	1,341	2017	2007
Vermont	1	Torrance, CA	—	10,173	7,105	290	10,173	7,395	17,568	1,054	2018	1978
1215 Walnut	1	Compton, CA	—	6,130	2,522	621	6,130	3,143	9,273	432	2017	1969/1990
Walnut II	1	Compton, CA	—	6,097	5,069	955	6,097	6,024	12,121	895	2018	1969
Northern New Jersey/ New York City
1 Dodge Drive	1	West Caldwell, NJ	—	3,819	2,982	2,767	3,819	5,749	9,568	2,087	2013	1985
17 Madison	1	Fairfield, NJ	—	974	1,647	673	974	2,320	3,294	835	2013	1979
22 Madison	1	Fairfield, NJ	—	1,365	1,607	1,140	1,365	2,747	4,112	545	2015	1979
48th 3rd and 286 Central	1	Kearny, NJ	—	12,061	1,664	452	12,061	2,116	14,177	269	2019	1978/1983
49th Street	1	Queens, NY	—	21,674	2,999	1,435	21,674	4,434	26,108	877	2019	1966
50 Kero	2	Carlstadt, NJ	—	10,343	3,876	3,978	10,343	7,854	18,197	1,464	2017	1970
51 Kero	—	Carlstadt, NJ	—	3,236	589	313	3,236	902	4,138	67	2019	1956-1966
74th North Bergen	1	North Bergen, NJ	—	2,933	1,817	1,204	2,933	3,021	5,954	691	2016	1973
81 N. Hackensack	—	Kearny, NJ	—	25,901	—	1,263	25,901	1,263	27,164	199	2019
85 Doremus	—	Newark, NJ	—	5,918	513	26	5,918	539	6,457	83	2018
87 Doremus	—	Newark, NJ	—	21,595	550	—	21,595	550	22,146	12	2022	N/A
127 Doremus	—	Newark, NJ	—	12,111	430	318	12,111	749	12,859	10	2022	N/A
97 Third Street	—	Kearny, NJ	—	25,580	1,566	1,663	25,580	3,228	28,809	194	2021	1970
190 Morgan	1	Brooklyn, NY	—	4,363	249	952	4,363	1,201	5,564	38	2021	1969
341 Michele	1	Carlstadt, NJ	—	2,372	4,798	1,273	2,372	6,071	8,443	1,646	2013	1973
422 Frelinghuysen	—	Newark, NJ	—	16,728	—	6,781	16,728	6,781	23,509	1,395	2017
465 Meadow	1	Carlstadt, NJ	—	713	1,618	297	713	1,915	2,628	448	2013	1972
550 Delancy	1	Newark, NJ	—	9,230	4,855	2,395	9,230	7,250	16,480	2,175	2013	1987
620 Division	1	Elizabeth, NJ	—	6,491	3,568	6,268	6,491	9,836	16,327	3,789	2011	1980
629 Henry	1	Elizabeth, NJ	—	13,734	1,690	—	13,734	1,690	15,425	6	2022	2004
7777 West Side	1	North Bergen, NJ	—	4,525	8,856	—	4,525	8,856	13,381	1,299	2017	1967
900 Hart	1	Piscataway, NJ	—	3,202	3,866	1,787	3,202	5,653	8,855	1,585	2014	1983
901 North	1	Elizabeth, NJ	—	8,035	913	829	8,035	1,742	9,777	661	2016	2016
228 North Ave	1	Elizabeth, NJ	—	40,671	5,218	1,234	40,671	6,451	47,123	175	2021	1975
2

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2022
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
256 Patterson Plank	1	Carlstadt, NJ	—	9,478	1,284	1,754	9,478	3,038	12,516	202	2021	1960
293 Roanoke Avenue	—	Newark, NJ	—	11,395	2,217	512	11,395	2,729	14,124	55	2022	N/A
Avenue A	4	Carlstadt, NJ	—	7,516	4,660	1,422	7,516	6,082	13,598	1,271	2017	1951/1957
Belleville	1	Kearny, NJ	—	12,845	18,041	1,847	12,845	19,888	32,733	5,730	2011	2006
Commerce	1	Carlstadt, NJ	—	1,656	1,544	128	1,656	1,672	3,328	205	2018	1969
Dell	1	Carlstadt, NJ	—	6,641	771	833	6,641	1,604	8,245	457	2011	1972
Ethel	2	Piscataway, NJ	—	2,748	3,801	1,916	2,748	5,717	8,465	1,831	2013	1981/1984
Interstate	2	South Brunswick, NJ	—	13,686	12,135	16,198	13,686	28,333	42,019	8,800	2010/2013	1999/2014
JFK Airgate	4	Queens, NY	—	18,282	32,933	6,636	18,282	39,569	57,851	11,896	2013	1986/1991
Manor	1	East Rutherford, NJ	—	4,076	5,262	3,713	4,076	8,975	13,051	1,681	2015	1968
Morgan	2	Brooklyn, NY	—	71,051	10,888	6,014	71,051	16,902	87,953	1,581	2019	1960/1980 & 1967
New Dutch	1	Fairfield, NJ	—	4,773	2,004	—	4,773	2,004	6,777	395	2017	1976
Paterson Plank	1	Carlstadt, NJ	—	4,127	455	761	4,127	1,216	5,343	229	2016	1998
Stockton	—	Newark, NJ	—	12,327	1,282	882	12,327	2,164	14,491	597	2017
Terminal Way	2	Avenel, NJ	—	3,537	3,598	1,327	3,537	4,925	8,462	1,100	2014	1950/1968
Whelan	1	East Rutherford, NJ	—	6,366	5,704	598	6,366	6,302	12,668	644	2019	2005
Wilson	1	Newark, NJ	—	2,016	484	813	2,016	1,297	3,313	461	2016	1970
Woodside	1	Queens, NY	—	23,987	3,796	4,047	23,987	7,843	31,830	1,352	2018	2018
San Francisco Bay Area
20th Street	1	Oakland, CA	—	18,092	6,730	1,978	18,092	8,708	26,800	963	2019	1970 & 2003
238/242 Lawrence	2	South San Francisco, CA	—	6,674	2,655	1,972	6,674	4,627	11,301	2,057	2010	1986
240 Littlefield	1	South San Francisco, CA	—	5,107	3,293	2,806	5,107	6,099	11,206	1,599	2013	2013
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	471	1,352	1,669	3,021	727	2010	1968
631 Brennan	1	San Jose, CA	—	1,932	2,245	959	1,932	3,204	5,136	1,053	2012	1975
3660 Thomas Road	1	Santa Clara, CA	—	43,053	13,887	617	43,053	14,503	57,557	234	2022	1973
Ahern	2	Union City, CA	—	3,246	2,749	1,518	3,246	4,267	7,513	1,663	2010	1986
Ahern II	1	Union City, CA	—	2,467	4,527	753	2,467	5,280	7,747	1,238	2015	1997
Burroughs	3	San Leandro, CA	—	5,400	7,092	1,630	5,400	8,722	14,122	2,285	2014	1966
Caribbean	3	Sunnyvale, CA	—	17,483	14,493	2,920	17,483	17,413	34,896	5,501	2012	1980/1981
Carlton Court	1	South San Francisco, CA	—	2,036	1,475	722	2,036	2,197	4,233	622	2012	1981
Clawiter	1	Hayward, CA	—	5,964	1,159	189	5,964	1,348	7,312	354	2011	1967
East Gish	—	San Jose, CA	—	6,759	726	2	6,759	729	7,487	42	2021	1959
Edison	3	San Leandro, CA	—	14,797	2,806	1,416	14,797	4,221	19,018	265	2021	1975
Foley Street	2	Hayward, CA	—	5,023	3,281	538	5,023	3,819	8,842	173	2021	1976 & 1972
Hotchkiss	1	Fremont, CA	—	4,163	3,152	1,074	4,163	4,226	8,389	800	2017	1997
Hotchkiss II	1	Fremont, CA	—	3,042	3,081	355	3,042	3,436	6,478	447	2018	1997
3

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2022
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Merced	4	San Leandro, CA	—	25,621	9,318	3,497	25,621	12,815	38,436	1,896	2018	1958
Michele	1	South San Francisco, CA	—	2,710	2,540	822	2,710	3,362	6,072	596	2016	1979
Minnesota and Tennessee	2	San Francisco, CA	—	34,738	13,141	2,203	34,738	15,344	50,082	1,399	2019	1963
Old Bayshore	—	San Jose, CA	—	10,244	1,609	57	10,244	1,666	11,910	180	2020	1955
San Clemente	1	Hayward, CA	—	5,126	3,938	315	5,126	4,253	9,379	565	2018	1982
Teagarden	5	San Leandro, CA	—	19,172	15,221	399	19,172	15,620	34,792	221	2022	1970/1972
Starlite	1	South San Francisco, CA	—	3,738	144	2,185	3,738	2,329	6,067	86	2020	1966 & 1972
West 140th	2	San Leandro, CA	—	9,578	6,297	3,745	9,578	10,042	19,620	2,096	2016	1959
Whitney	3	San Leandro, CA	—	13,821	9,016	2,242	13,821	11,258	25,079	1,834	2018	1974
Wicks	1	San Leandro, CA	—	2,224	298	86	2,224	384	2,608	56	2018	1976
Central Pacific Business Park I	3	Union City, CA	—	8,468	14,165	2,163	8,468	16,328	24,796	4,112	2014	1989
Central Pacific Business Park II	4	Union City, CA	—	13,642	23,658	6,337	13,642	29,995	43,637	8,645	2015	2015
Seattle
1st Ave	1	Seattle, WA	—	29,441	30,537	7,755	29,441	38,292	67,733	1,907	2018	1937 & 1967
33rd Place	2	Bellevue, WA	—	10,655	3,930	85	10,655	4,015	14,671	95	2022	1968-2009
6th Ave South	1	Seattle, WA	—	7,215	8,670	94	7,215	8,764	15,979	775	2020	1960
68th Kent	2	Kent, WA	—	7,465	2,263	139	7,465	2,401	9,866	114	2021	1976
84th Kent	—	Kent, WA	—	4,552	136	257	4,552	393	4,945	100	2020	1963 & 2000
117th Place NE	1	Kirkland, WA	—	23,846	9,842	624	23,846	10,466	34,312	533	2021	1978
917 Valley	1	Puyallup, WA	—	2,203	4,551	373	2,203	4,924	7,127	441	2019	2006
3401 Lind	1	Renton, WA	—	2,999	6,707	1,451	2,999	8,158	11,157	1,766	2014	1984/2012
4225 2nd Avenue	1	Seattle, WA	—	4,236	4,049	2,258	4,236	6,307	10,543	1,438	2015	1957
4930 3rd Avenue South	1	Seattle, WA	—	3,984	2,424	831	3,984	3,255	7,239	800	2016	1964
12119 East Marginal	—	Tukwila, WA	—	4,950	1,740	—	4,950	1,740	6,690	100	2020	1996
17600 West Valley Highway	1	Tukwila, WA	—	3,361	5,260	1,862	3,361	7,122	10,483	2,409	2012	1986
Auburn 400	1	Auburn, WA	—	4,415	5,234	408	4,415	5,642	10,057	607	2019	2000
Auburn 1307	1	Auburn, WA	—	4,253	5,034	613	4,253	5,647	9,900	1,403	2014	2002
Dawson	1	Seattle, WA	—	3,902	278	334	3,902	612	4,514	229	2017	1964
Denver	1	Seattle, WA	—	3,203	1,345	491	3,203	1,836	5,039	592	2016	1953
East Valley	1	Renton, WA	—	2,693	2,959	387	2,693	3,346	6,039	369	2018	1991
East Marginal	—	Renton, WA	—	2,618	380	114	2,618	494	3,112	96	2019	1991
Hudson	1	Seattle, WA	—	4,471	912	248	4,471	1,160	5,631	90	2020	2006
Kent 188	1	Kent, WA	—	3,251	4,719	2,317	3,251	7,036	10,287	2,377	2010	1979
Kent 190	1	Kent, WA	—	4,560	5,561	1,346	4,560	6,907	11,467	1,537	2015	1992/1999
Kent 192	1	Kent, WA	—	12,752	20,642	533	12,752	21,175	33,927	1,732	2020
4

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2022
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Kent 202	1	Kent, WA	—	5,761	9,114	2,810	5,761	11,924	17,685	3,261	2015	1981
Kent 216	1	Kent, WA	—	3,672	5,408	1,028	3,672	6,436	10,108	1,745	2014	1996
Kent Corporate Park	4	Kent, WA	—	5,032	6,916	2,416	5,032	9,332	14,364	2,612	2015	1980/1981
Lucile	1	Seattle, WA	—	4,498	3,504	1,385	4,498	4,889	9,387	1,257	2017	1976
Lund	1	Auburn, WA	—	2,573	4,399	356	2,573	4,755	7,328	903	2016	1999
Occidental Avenue	3	Seattle, WA	—	12,550	3,300	656	12,550	3,956	16,506	194	2021	1988
Olympic	1	Tukwila, WA	—	1,499	1,431	713	1,499	2,144	3,643	763	2015	1978
MLK 9801	—	Seattle, WA	—	14,388	1,360	429	14,208	1,789	15,997	60	2021
MLK 9845	—	Seattle, WA	—	14,436	531	88	15,389	619	16,008	(22)	2021
MLK 9600	—	Seattle, WA	—	20,849	1,395	653	20,077	2,048	22,125	213	2021	1957
NE 91st	2	Redmond, WA	—	7,944	1,866	—	7,944	1,866	9,810	35	2022	1986/1987
SeaTac 8th Avenue	1	Burien, WA	—	2,501	4,020	1,957	2,501	5,977	8,478	1,843	2013	1988
SE 32nd Street	1	Bellevue, WA	—	9,059	2,081	1,196	9,059	3,277	12,336	320	2020	1982
SW 16th Street	—	Renton, WA	—	6,251	2,001	—	6,251	2,001	8,252	87	2021	1962
SW 34th	1	Renton, WA	—	2,912	3,289	555	2,912	3,844	6,756	1,062	2014	1996/2010
Valley Corporate	2	Kent, WA	—	5,264	9,096	2,303	5,264	11,399	16,663	4,063	2011	1987
Woodinville	1	Woodinville, WA	—	12,490	12,244	2	12,490	12,246	24,736	380	2021	1996
Woodinville II	2	Woodinville, WA	—	20,941	12,949	31	20,941	12,980	33,921	350	2021	1999
Willows	—	Redmond, WA	—	3,067	581	148	3,067	729	3,796	17	2021	1970
8660 Willows Road	—	Redmond, WA	—	18,034	2,180	211	18,034	2,391	20,425	35	2022	1987
Miami
26th Street	1	Miami, FL	—	3,444	4,558	1,272	3,444	5,830	9,274	1,620	2012	1973
48th Avenue	2	Miami Gardens, FL	—	4,322	2,187	1,002	4,322	3,189	7,511	827	2011	1987
70th Avenue	1	Miami, FL	—	1,434	2,333	469	1,434	2,802	4,236	842	2011	1999
70th Avenue II	1	Miami, FL	—	2,152	3,418	1,052	2,152	4,470	6,622	888	2016	1969
70th Avenue III	1	Miami, FL	—	2,543	3,167	690	2,543	3,857	6,400	726	2016	1974
70th Avenue IV	1	Miami, FL	—	1,119	1,456	449	1,119	1,905	3,024	328	2017	1969
70th Avenue V	1	Miami, FL	—	5,036	3,419	2,295	5,036	5,714	10,750	704	2017	1974
73rd Street	2	Miami, FL	—	6,130	13,932	276	6,130	14,208	20,338	165	2021	2022
74th Avenue	1	Miami, FL	—	2,327	3,538	692	2,327	4,230	6,557	870	2016	1986
78th Avenue	1	Doral, FL	—	2,445	1,755	2,973	2,445	4,728	7,173	1,644	2012	1977
81st Street	2	Medley, FL	—	2,938	5,242	1,540	2,938	6,782	9,720	1,820	2015	1996/2003
94th Avenue	1	Doral, FL	—	3,000	3,580	403	3,000	3,983	6,983	602	2017	1989
107th Avenue	1	Medley, FL	—	2,787	2,036	884	2,787	2,920	5,707	958	2013	2001
101st Road	1	Medley, FL	—	2,647	3,258	675	2,647	3,933	6,580	1,290	2013	2012
131st Street	1	Medley, FL	—	2,903	5,729	735	2,903	6,464	9,367	1,703	2014	1999
7045 NW 46th St	1	Miami, FL	—	2,517	2,261	206	2,517	2,467	4,984	12	2022	1986
5

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2022
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
8050 NW 90th St	—	Medley, FL	—	18,612	2,067	1,690	18,612	3,757	22,369	31	2022	N/A
12950 SW South River	1	Medley, FL	—	1,971	4,029	804	1,971	4,833	6,804	917	2016	2000
Americas Gateway	5	Doral, FL	—	9,088	9,552	5,157	9,088	14,709	23,797	4,511	2013	1978/1982
Americas Gateway 5	1	Doral, FL	—	2,064	4,326	390	2,064	4,716	6,780	143	2013	2022
Countyline #24 & #25	2	Hialeah, FL	—	15,552	27,898	6,636	15,552	34,534	50,086	2,055	2021	2021 & 2021
Countyline #26	1	Hialeah, FL	—	11,826	24,407	4,958	11,826	29,365	41,191	1,405	2021	2021
Countyline #27 & #28	2	Hialeah, FL	—	18,595	49,052	9,764	18,595	58,816	77,411	2,110	2021	2021 & 2021
Countyline #29 & #30	2	Hialeah, FL	—	19,370	52,925	6,227	19,370	59,152	78,522	722	2022	2022
Miami International Trade Center	4	Medley, FL	—	5,063	10,958	2,623	5,063	13,581	18,644	3,019	2015	1996
Washington, D.C.
75th Ave	5	Landover, MD	—	10,658	18,615	5,919	10,658	24,534	35,192	5,960	2014	1987/1990
2920 V Street	1	Washington, D.C.	—	2,248	1,670	1,499	2,248	3,169	5,417	561	2017	1958
3601 Pennsy	1	Landover, MD	—	2,331	4,375	1,566	2,331	5,941	8,272	1,706	2013	1996
4230 Forbes	1	Lanham, MD	—	1,736	2,395	1,207	1,736	3,602	5,338	932	2013	2003
4501 46th Street	—	Bladensburg, MD	—	9,576	1,984	1,045	9,576	3,029	12,605	60	2021	1955
Business Parkway	1	Lanham, MD	—	3,038	3,007	210	3,038	3,217	6,255	533	2016	2002
Eisenhower	3	Alexandria, VA	—	36,755	23,768	2,089	36,755	25,857	62,612	645	2021	1974
Hampton Overlook	3	Capitol Heights, MD	—	4,602	7,521	2,123	4,602	9,644	14,246	1,637	2016	1989/1990
New Ridge	—	Hanover, MD	—	5,689	1,567	443	5,689	2,010	7,699	393	2016
Pickett	1	Alexandria, VA	—	6,256	2,850	477	6,256	3,328	9,584	113	2021	1963
Tuxedo	—	Hyattsville, MD	—	6,867	1,266	1,006	6,867	2,272	9,139	46	2021	1962
V Street	6	Washington, D.C.	—	67,132	41,299	19,329	67,132	60,628	127,759	14,814	2015	1955/1963
Subtotal	252		—	1,850,860	1,060,256	312,218	1,850,860	1,372,473	3,223,333	236,851
Unamortized net premiums
Unamortized net deferred financing costs
Intangible assets									123,545	86,780
Total	252		$—	$1,850,860	$1,060,256	$312,218	$1,850,860	$1,372,473	$3,346,878	$323,631

6

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation – (Continued)
As of December 31, 2022
(in thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Investment in Properties
Balance at beginning of year	$2,946,826	$2,231,228
Acquisition of properties	422,298	681,970
Disposition of properties	(65,379)	(30,934)
Construction in progress	21,623	14,711
Improvements, net of write-offs	73,406	49,851
Balance at end of year	$3,398,774	$2,946,826

	2022	2021
Accumulated Depreciation
Balance at beginning of year	$279,062	238,073
Amortization of lease intangible assets	14,253	9,581
Depreciation expense	48,771	39,498
Disposition of properties and write-offs	(18,455)	(8,090)
Balance at end of year	$323,631	$279,062

7

Exhibit Index

Exhibit Number	Exhibit Description

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

10.16
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

10.17
Note Purchase Agreement, dated as of June 7, 2017, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on June 12, 2017 and incorporated herein by reference).

10.18
Note Purchase Agreement, dated as of June 2, 2016, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on June 7, 2016 and incorporated herein by reference).

10.19
Note Purchase Agreement, dated as of September 1, 2015, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 8, 2015 and incorporated herein by reference).

10.20
Note Purchase Agreement, dated as of September 12, 2019, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 18, 2019 and incorporated herein by reference).

10.21+
Severance Agreement between the Registrant and John T. Meyer, dated as of February 18, 2014 (previously filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K on February 8, 2017 and incorporated herein by reference).

10.22+	Deferred Compensation Plan of Registrant (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 8, 2019 and incorporated herein by reference).

10.23
Note Purchase Agreement, dated as of May 13, 2021, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 18, 2021 and incorporated herein by reference).

10.24
Note Purchase Agreement, dated as of August 17, 2021, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on August 23, 2021 and incorporated herein by reference).

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated February 8, 2023.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated February 8, 2023.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated February 8, 2023.

9

32.1**	18 U.S.C. § 1350 Certification dated February 8, 2023.

32.2**	18 U.S.C. § 1350 Certification dated February 8, 2023.

32.3**	18 U.S.C. § 1350 Certification dated February 8, 2023.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.
+    Exhibit is a management contract or compensatory plan or arrangement.
10

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on February 8, 2023.

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
1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Blake Baird	Chairman, Chief Executive Officer and Director (principal executive officer)	February 8, 2023
W. Blake Baird

/s/ Michael A. Coke	President and Director	February 8, 2023
Michael A. Coke

/s/ Jaime J. Cannon	Executive Vice President and Chief Financial Officer (principal financial officer)	February 8, 2023
Jaime J. Cannon

/s/ Melinda Weston	Chief Accounting Officer (principal accounting officer)	February 8, 2023
Melinda Weston

/s/ Linda Assante	Director	February 8, 2023
Linda Assante

/s/ Gary N. Boston	Director	February 8, 2023
Gary N. Boston

/s/ LeRoy E. Carlson	Director	February 8, 2023
LeRoy E. Carlson

/s/ David M. Lee	Director	February 8, 2023
David M. Lee

/s/ Irene H. Oh	Director	February 8, 2023
Irene H. Oh

/s/ Douglas M. Pasquale	Director	February 8, 2023
Douglas M. Pasquale

/s/ Dennis Polk	Director	February 8, 2023
Dennis Polk

2