Form 10-Q
period 2023-03-31
Terreno Realty Corp
filed 2023-05-03
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 83,258,109 shares of its common stock, $0.01 par value per share, outstanding as of May 1, 2023.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments in real estate
Land	$1,930,385	$1,850,860
Buildings and improvements	1,491,374	1,372,473
Construction in progress	248,146	51,896
Intangible assets	139,814	123,545
Total investments in properties	3,809,719	3,398,774
Accumulated depreciation and amortization	(337,317)	(323,631)
Net investments in properties	3,472,402	3,075,143
Properties held for sale, net	12,312	—
Net investments in real estate	3,484,714	3,075,143
Cash and cash equivalents	11,054	26,393
Restricted cash	2,605	1,690
Other assets, net	79,996	61,215
Total assets	$3,578,369	$3,164,441
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable, net	198,968	198,993
Senior unsecured notes, net	571,973	571,825
Security deposits	29,791	27,454
Intangible liabilities, net	92,535	55,873
Dividends payable	33,209	30,753
Accounts payable and other liabilities	52,021	49,692
Total liabilities	978,497	934,590
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 82,609,838 and 76,463,482 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	827	765
Additional paid-in capital	2,552,660	2,167,276
Common stock held in deferred compensation plan, 512,459 and 417,665 shares at March 31, 2023 and December 31, 2022, respectively.	(32,009)	(26,462)
Retained earnings	78,394	88,272
Total stockholders’ equity	2,599,872	2,229,851
Total liabilities and equity	$3,578,369	$3,164,441
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
REVENUES
Rental revenues and tenant expense reimbursements	$74,651	$64,035
Total revenues	74,651	64,035
COSTS AND EXPENSES
Property operating expenses	18,381	16,876
Depreciation and amortization	18,159	14,982
General and administrative	9,320	7,527
Acquisition costs and other	48	28
Total costs and expenses	45,908	39,413
OTHER INCOME (EXPENSE)
Interest and other income	1,963	121
Interest expense, including amortization	(7,375)	(5,081)
Total other income (expense)	(5,412)	(4,960)
Net income	23,331	19,662
Allocation to participating securities	(105)	(81)
Net income available to common stockholders	$23,226	$19,581
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.29	$0.26
Net income available to common stockholders - diluted	$0.29	$0.26
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	79,895,886	75,199,529
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	80,344,742	75,284,498
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)

Three months ended March 31, 2023:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained (Deficit) Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2022	76,463,482	$765	$2,167,276	417,665	$(26,462)	$88,272	$2,229,851
Net income	—	—	—	—	—	23,331	23,331
Issuance of common stock, net of issuance costs of $943	6,197,825	62	377,426	—	—	—	377,488
Forfeiture of common stock related to employee awards	(6,434)	—	—	—	—	—	—
Common shares acquired related to employee awards	(9,745)	—	(627)	—	—	—	(627)
Issuance of restricted stock	59,504	—	—	—	—	—	—
Stock-based compensation	—	—	3,038	—	—	—	3,038
Common stock dividends ($0.40 per share)	—	—	—	—	—	(33,209)	(33,209)
Deposits to deferred compensation plan	(94,794)	—	5,547	94,794	(5,547)	—	—
Balance as of March 31, 2023	82,609,838	$827	$2,552,660	512,459	$(32,009)	$78,394	$2,599,872
Three months ended March 31, 2022:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained (Deficit) Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2021	75,068,575	$752	$2,069,604	275,727	$(15,197)	$2,804	$2,057,963
Net income	—	—	—	—	—	19,662	19,662
Issuance of common stock, net of issuance costs of $—	147,285	—	—	—	—	—	—
Forfeiture of common stock related to employee awards	(1,206)	—	—	—	—	—	—
Common shares acquired related to employee awards	(6,348)	—	(493)	—	—	—	(493)
Issuance of restricted stock	41,255	—	—	—	—	—	—
Stock-based compensation	—	—	2,829	—	—	—	2,829
Common stock dividends ($0.34 per share)	—	—	—	—	—	(25,680)	(25,680)
Deposits to deferred compensation plan	(147,285)	—	11,535	147,285	(11,535)	—	—
Balance as of March 31, 2022	75,102,276	$752	$2,083,475	423,012	$(26,732)	$(3,214)	$2,054,281
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,331	$19,662
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(2,173)	(2,313)
Amortization of lease intangibles	(3,541)	(3,111)
Depreciation and amortization	18,159	14,982
Deferred financing cost amortization	383	305
Stock-based compensation	3,038	2,829
Changes in assets and liabilities
Other assets	(3,998)	(2,838)
Accounts payable and other liabilities	3,602	(1,483)
Net cash provided by operating activities	38,801	28,033
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(364,600)	(68,052)
Additions to construction in progress	(8,904)	(10,155)
Additions to buildings, improvements and leasing costs	(13,862)	(18,630)
Net cash used in investing activities	(387,366)	(96,837)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	366,499	—
Issuance costs on issuance of common stock	(978)	—
Repurchase of common stock related to employee awards	(627)	(493)
Borrowings on credit facility	29,000	—
Payments on credit facility	(29,000)	—
Payment of deferred financing costs	—	(362)
Dividends paid to common stockholders	(30,753)	(25,618)
Net cash provided by (used in) financing activities	334,141	(26,473)
Net decrease in cash and cash equivalents and restricted cash	(14,424)	(95,277)
Cash and cash equivalents and restricted cash at beginning of period	28,083	204,801
Cash and cash equivalents and restricted cash at end of period	$13,659	$109,524
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$8,381	$7,176
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	17,219	18,794
Non-cash issuance of common stock to the deferred compensation plan	(5,547)	(11,535)
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$406,730	$70,295
Assumption of other assets and liabilities	(42,130)	(2,243)
Net cash paid for property acquisitions	$364,600	$68,052
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of March 31, 2023, the Company owned 257 buildings (including one building held for sale) aggregating approximately 15.9 million square feet, 46 improved land parcels consisting of approximately 161.4 acres and four properties under development or redevelopment that, upon completion, will consist of 12 buildings aggregating approximately 2.3 million square feet and one approximately 7.2 acre improved land parcel.
The Company is an internally managed Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2010.
Note 2. Significant Accounting Policies
Basis of Presentation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim consolidated financial statements include all of the Company’s accounts and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the notes thereto, which was filed with the Securities and Exchange Commission on February 8, 2023.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three months ended March 31, 2023 or 2022.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $3.5 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of March 31, 2023 was 6.5 years. As of March 31, 2023 and December 31, 2022, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	March 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$137,691	$(86,776)	$50,915	$119,959	$(83,222)	$36,737
Above-market leases	3,586	(3,561)	25	3,586	(3,558)	28
Below-market leases	(135,844)	43,309	(92,535)	(95,638)	39,765	(55,873)
Total	$5,433	$(47,028)	$(41,595)	$27,907	$(47,015)	$(19,108)

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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Beginning
Cash and cash equivalents at beginning of period	$26,393	$204,404
Restricted cash	1,690	397
Cash and cash equivalents and restricted cash	28,083	204,801
Ending
Cash and cash equivalents at end of period	11,054	106,278
Restricted cash	2,605	3,246
Cash and cash equivalents and restricted cash	13,659	109,524
Net decrease in cash and cash equivalents and restricted cash	$(14,424)	$(95,277)
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

As of March 31, 2023 and December 31, 2022, approximately $62.6 million and $48.0 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.4 million and $0.6 million as of March 31, 2023 and December 31, 2022, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of accumulated amortization in the aggregate of approximately $12.3 million and $11.9 million as of March 31, 2023 and December 31, 2022, respectively.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of March 31, 2023 and December 31, 2022, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of March 31, 2023, include years 2019 to 2022 for federal purposes.
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

Fair Value of Financial Instruments. ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (See “Note 8 - Fair Value Measurements”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. ASC 820 requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).
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
As of March 31, 2023, the Company owned 44 buildings aggregating approximately 2.8 million square feet and 13 improved land parcels consisting of approximately 68.0 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 24.6% of its annualized base rent. Such annualized base rent is based on contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements as of March 31, 2023, multiplied by 12.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of March 31, 2023.
Note 4. Investments in Real Estate
During the three months ended March 31, 2023, the Company acquired three industrial properties with a total initial investment, including acquisition costs, of approximately $406.7 million, of which $245.9 million was recorded to land, $143.0 million to buildings and improvements, and $17.8 million to intangible assets. Additionally, the Company assumed $42.7 million in liabilities.
The Company recorded revenues and net loss for the three months ended March 31, 2023 of approximately $0.3 million and $0.2 million, respectively, related to the 2023 acquisitions.
During the three months ended March 31, 2022, the Company acquired two industrial properties with a total initial investment, including acquisition costs, of approximately $70.3 million, of which $30.0 million was recorded to land, $39.0 million to buildings and improvements, and $1.3 million to intangible assets. Additionally, the Company assumed $2.3 million in liabilities.
The Company recorded revenues and net income for the three months ended March 31, 2022 of approximately $0.1 million and $0.1 million, respectively, related to the 2022 acquisitions.
The above assets and liabilities were recorded at fair value, which uses Level 3 inputs. The properties were acquired from unrelated third parties using existing cash on hand, proceeds from property sales and the issuance of common stock and borrowings on the revolving credit facility.
As of March 31, 2023, the Company had four properties under development or redevelopment that, upon completion, will consist of 12 buildings aggregating approximately 2.3 million square feet and one approximately 7.2 acre improved land parcel. The following table summarizes certain information with respect to the properties under development or redevelopment as of March 31, 2023:

Property Name	Location	Total Expected Investment (in thousands) [1]	Estimated Post-Development Square Feet	Estimated Post-Development Acreage
Berryessa	San Jose, CA	$25,961	n/a	7.2
Countyline Phase IV
Countyline Building 41 [2]	Hialeah, FL	40,300	191,000	n/a
Countyline Building 38 [2]	Hialeah, FL	88,500	506,000	n/a
147th Street	Hawthorne, CA	18,060	34,000	n/a
Paterson Plank III	Carlstadt, NJ	35,800	48,000	n/a
Total, excluding land for future development		208,621	779,000	7.2
Countyline Phase IV
Countyline Phase IV Land [2]	Hialeah, FL	362,600	1,500,000	n/a
Total land for future development		362,600	1,500,000	n/a
Total		$571,221	2,279,000	7.2
1Total expected investment for the properties include the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
2Collectively, “Countyline Phase IV”, a 121-acre project entitled for 2.2 million square feet of industrial distribution buildings located in Miami’s Countyline Corporate Park (“Countyline”), immediately adjacent to the Company’s seven buildings within Countyline. Countyline Phase IV, a landfill redevelopment adjacent to Florida’s Turnpike and the southern terminus of I-75, is expected to contain ten LEED-certified industrial distribution buildings at completion.

The Company capitalized interest associated with development, redevelopment, renovation or expansion activities of approximately $0.7 million during both the three months ended March 31, 2023 and 2022.
Note 5. Held for Sale/Disposed Assets
As of March 31, 2023, the Company had entered into an agreement with a third-party purchaser to sell one property located in the Northern New Jersey/New York City market for a sales price of approximately $25.5 million (net book value of approximately $12.3 million). There is no assurance that the Company will sell the property under contract because the proposed disposition is subject to various closing conditions. There were no properties sold during the three months ended March 31, 2023 or 2022.
Note 6. Debt
As of both March 31, 2023 and December 31, 2022, the Company had $775.0 million of unsecured debt and no secured debt. The following table summarizes the components of the Company’s indebtedness as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022	Margin Above SOFR	Interest Rate [1]	Contractual Maturity Date
Unsecured Debt:
Credit Facility	$—	$—	1.1% [2]	n/a	8/20/2025
5-Year Term Loan	100,000	100,000	1.3% [2]	6.0%	1/15/2027
5-Year Term Loan	100,000	100,000	1.3% [2]	6.0%	1/15/2028
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	3.8%	7/14/2024
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [3]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [3]	100,000	100,000	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [3]	125,000	125,000	n/a	2.4%	8/17/2030
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	2.8%	7/15/2031
Total Unsecured Debt	775,000	775,000
Less: Unamortized premium/discount and debt issuance costs	(4,059)	(4,182)
Total	$770,941	$770,818
1Reflects the contractual interest rate under the terms of each loan as of March 31, 2023. Excludes the effects of unamortized debt issuance costs and unamortized fair market value premiums, if any.
2The interest rates on these loans are comprised of the Secured Overnight Financing Rate (“SOFR”) plus a SOFR margin. The SOFR margins will range from 1.10% to 1.55% (1.10% as of March 31, 2023) for the revolving credit facility and 1.25% to 1.75% (1.25% as of March 31, 2023) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment.
3Collectively, the “Senior Unsecured Notes”.

The Company’s Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $400.0 million revolving credit facility that matures in August 2025, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of March 31, 2023 and December 31, 2022, there were no borrowings outstanding on the revolving credit facility and $200.0 million and $100.0 million, respectively, of borrowings outstanding on the term loans.

The aggregate amount of the Amended Facility may be increased by up to an additional $500.0 million to a maximum amount not to exceed $1.1 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $400.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of March 31, 2023) for the revolving credit facility and 1.25% to 1.75% (1.25% as of March 31, 2023) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of March 31, 2023 and December 31, 2022.

The scheduled principal payments of the Company’s debt as of March 31, 2023 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2023 (9 months)	$—	$—	$—	$—
2024	—	—	100,000	100,000
2025	—	—	—	—
2026	—	—	50,000	50,000
2027	—	100,000	50,000	150,000
Thereafter	—	100,000	375,000	475,000
Total debt	—	200,000	575,000	775,000
Deferred financing costs, net	—	(1,032)	(3,027)	(4,059)
Total debt, net	$—	$198,968	$571,973	$770,941
Weighted average interest rate	n/a	6.0%	3.1%	3.9%
Note 7. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of March 31, 2023. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2023 (9 months)	$172,949
2024	221,382
2025	198,688
2026	166,041
2027	122,299
Thereafter	271,727
Total	$1,153,086
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
Financial Instruments Disclosed at Fair Value
As of March 31, 2023 and December 31, 2022, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.

The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
March 31, 2023	$710,422	$—	$710,422	$—	$770,941
December 31, 2022	$700,926	$—	$700,926	$—	$770,818
Note 9. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million ($120.4 million remaining as of March 31, 2023) in amounts and at times to be determined by the Company from time to time. Actual sales under the $300 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three months ended March 31, 2023, the Company issued an aggregate of 350,000 shares of common stock at a weighted average offering price of $63.30 per share under the $300 Million ATM Program, resulting in net proceeds of approximately $21.8 million and paying total compensation to the applicable sales agents of approximately $0.3 million. During the three months ended March 31, 2022, the Company did not issue any common stock under the $300 Million ATM Program.
On February 13, 2023, the Company completed a public offering of 5,750,000 shares of common stock at a price per share of $62.50, which included the underwriters’ full exercise of their option to purchase an additional 750,000 shares. The net proceeds of the offering were approximately $355.9 million after deducting the underwriting discount and offering costs of approximately $3.5 million. The Company used the net proceeds for acquisitions, including the three properties acquired during the three months ended March 31, 2023.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2024. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2023, the Company had not repurchased any shares of common stock pursuant to its share repurchase program.
The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three months ended March 31, 2023 and 2022, 94,794 and 147,285 shares of common stock, respectively, were deposited into the Deferred Compensation Plan. During the three months ended March 31, 2023 and 2022, there were no shares of common stock withdrawn from the Deferred Compensation Plan.
As of March 31, 2023, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 583,694 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to March 31, 2023 ranged from $14.20 to $78.33. The fair value of the restricted stock that was granted during the three months ended March 31, 2023 was approximately $3.9 million and the vesting period for the restricted stock is typically between one and five years. As of March 31, 2023, the Company had approximately $15.2 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.0 years. The Company recognized compensation costs of approximately $1.4 million for both the three months ended March 31, 2023 and 2022 related to the restricted stock issuances.
The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the three months ended March 31, 2023:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2022	356,632	$59.58
Granted	59,504	64.94
Forfeited	(6,434)	67.10
Vested	(31,793)	60.87
Non-vested shares outstanding as of March 31, 2023	377,909	$60.19
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of March 31, 2023:

Non-vested Shares Vesting Schedule	Number of Shares
2023 (9 months)	31,372
2024	116,368
2025	84,253
2026	62,300
2027	83,616
Thereafter	—
Total Non-vested Shares	377,909
Long-Term Incentive Plan:
As of March 31, 2023, there were three open performance measurement periods for the Performance Share awards: January 1, 2021 to December 31, 2023, January 1, 2022 to December 31, 2024, and January 1, 2023 to December 31, 2025. During the three months ended March 31, 2023, the Company issued 97,825 shares of common stock at a price of $58.56 per share related to the Performance Share awards for the performance period from January 1, 2020 to December 31, 2022.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 and includes the forfeiture of certain of the Performance Share awards during 2022 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant [1]	Expense for the Three Months Ended March 31,
		2023	2022
January 1, 2020 - December 31, 2022	$4,882	$—	$464
January 1, 2021 - December 31, 2023	4,820	402	456
January 1, 2022 - December 31, 2024	5,789	482	544
January 1, 2023 - December 31, 2025	9,040	753	—
Total	$24,531	$1,637	$1,464
1     Reflects the fair value on date of grant for all performance shares outstanding at March 31, 2023.
Dividends:
The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2023:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2023	Common stock	$0.40	February 7, 2023	March 31, 2023	April 6, 2023
Note 10. Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the three months ended March 31, 2023 and 2022.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 373,985 and 303,666 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2023 and 2022, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 448,856 and 84,969 for the three months ended March 31, 2023 and 2022, respectively.
Note 11. Commitments and Contingencies
Contractual Commitments. As of May 2, 2023, the Company had two outstanding contracts with third-party sellers to acquire two industrial properties for a total purchase price of approximately $62.9 million. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to due diligence and various closing conditions.
Note 12. Subsequent Events
On May 1, 2023, the Company sold one industrial property in North Bergen, New Jersey for a total sales price of approximately $25.5 million (net book value of approximately $12.3 million).
On May 2, 2023, the Company’s board of directors declared a cash dividend in the amount of $0.40 per share of its common stock payable on July 14, 2023 to the stockholders of record as of the close of business on June 30, 2023.

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 8, 2023, in this Quarterly Report on Form 10-Q, and in our other public filings;
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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 75.9% of our total annualized base rent as of March 31, 2023), flex (including light industrial and research and development, or R&D) (approximately 3.9%), transshipment (approximately 6.7%) and improved land (approximately 13.5%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of March 31, 2023, we owned a total of 257 buildings (including one building held for sale) aggregating approximately 15.9 million square feet, 46 improved land parcels consisting of approximately 161.4 acres and four properties under development or redevelopment that, upon completion, will consist of 12 buildings aggregating approximately 2.3 million square feet and one approximately 7.2 acre improved land parcel. As of March 31, 2023, our buildings and improved land parcels were approximately 98.1% and 98.9% leased, respectively, to 566 customers, the largest of which accounted for approximately 3.7% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of March 31, 2023:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	225	$178,488	75.9%
Flex	13	9,136	3.9%
Transshipment	19	15,786	6.7%
Improved land	46	31,782	13.5%
Total	303	$235,192	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2023, multiplied by 12.

The following table summarizes by market our investments in real estate as of March 31, 2023:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	54	44	56	44	37	22	257
Rentable Square Feet	2,779,646	2,752,675	3,038,922	2,783,148	2,814,302	1,762,043	15,930,736
% of Total	17.4%	17.3%	19.1%	17.5%	17.7%	11.0%	100.0%
Occupancy % as of March 31, 2023	98.0%	99.0%	96.7%	95.9%	100.0%	99.4%	98.1%
Annualized Base Rent (in thousands) [1]	$33,552	$46,000	$43,222	$32,399	$26,815	$21,422	$203,410
% of Total	16.5%	22.6%	21.2%	15.9%	13.2%	10.6%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$12.32	$16.87	$14.70	$12.14	$9.53	$12.23	$13.02
Weighted Average Remaining Lease Term (Years) [2]	5.6	4.0	3.6	3.8	5.0	3.3	4.3

Investments in Improved Land
Number of Land Parcels	14	13	3	10	3	3	46
Acres	29.8	68.0	7.1	25.9	9.9	20.7	161.4
% of Total	18.5%	42.2%	4.4%	16.0%	6.1%	12.8%	100.0%
Occupancy % as of March 31, 2023	96.6%	100.0%	100.0%	96.9%	100.0%	100.0%	98.9%
Annualized Base Rent (in thousands) [1]	$9,044	$11,866	$1,496	$5,504	$1,892	$1,980	$31,782
% of Total	28.5%	37.3%	4.7%	17.3%	6.0%	6.2%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$7.22	$4.19	$4.86	$5.26	$4.40	$2.27	$4.69
Weighted Average Remaining Lease Term (Years) [2]	3.8	4.8	2.9	3.8	7.5	6.0	4.7

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$42,596	$57,866	$44,718	$37,903	$28,707	$23,402	$235,192
% of Total Annualized Base Rent [1]	18.1%	24.6%	19.0%	16.1%	12.2%	10.0%	100.0%
Gross Book Value (in thousands) [3]	$682,068	$792,763	$757,503	$604,177	$663,840	$324,211	$3,824,562
% of Total Gross Book Value	17.8%	20.7%	19.8%	15.8%	17.4%	8.5%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2023, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2023, weighted by the respective square footage.
3Includes four properties under development or redevelopment that, upon completion, will consist of 12 buildings aggregating approximately 2.3 million square feet and one approximately 7.2 acre improved land parcel, and one property held for sale with an aggregate gross book value of approximately $14.8 million.
As of March 31, 2023, we owned four properties under development or redevelopment that, upon completion, will consist of 12 buildings aggregating approximately 2.3 million square feet and one approximately 7.2 acre improved land parcel, with a total expected investment of approximately $571.2 million, including redevelopment costs, capitalized interest and other costs.

The following table summarizes our capital expenditures incurred during the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Building improvements	$6,404	$9,516
Tenant improvements	610	4,547
Leasing commissions	3,176	4,691
Development, redevelopment, renovation and expansion	11,620	11,951
Total capital expenditures [1]	$21,810	$30,705
1Includes approximately $17.0 million and $23.5 million for the three months ended March 31, 2023 and 2022, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 20 and 21 properties for the three months ended March 31, 2023 and 2022, respectively.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 94.5% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of March 31, 2023 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Improved Land Acreage	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent [2]
1	Amazon.com	5	471,880	3.0%	2.8	$8,685	3.7%
2	FedEx Corporation	5	242,889	1.5%	7.7	5,082	2.2%
3	Danaher	3	171,707	1.1%	—	3,960	1.7%
4	United States Government	8	300,732	1.9%	—	3,929	1.7%
5	District of Columbia	8	245,888	1.6%	—	3,480	1.5%
6	DirectBuy Home Improvement	1	230,891	1.4%	—	3,463	1.4%
7	International Cargo Terminals Inc.	1	31,601	0.2%	—	3,300	1.4%
8	Meta Platforms, Inc.	1	225,678	1.4%	—	2,811	1.2%
9	Lucid USA, Inc.	1	161,680	1.0%	—	2,522	1.1%
10	Port Kearny Security, Inc.	1	—	—%	16.9	2,280	1.0%
11	B&B Granite Block Sales, LLC	1	—	—%	7.2	2,160	0.9%
12	O'Neill Logistics	2	237,692	1.5%	—	2,131	0.9%
13	Costco-Innovel Solutions LLC	1	219,910	1.4%	—	1,926	0.8%
14	Hanjin International America, Inc.	1	114,061	0.7%	—	1,908	0.8%
15	XPO Logistics	2	180,717	1.1%	—	1,877	0.8%
16	Team Alliance Logistics Inc. DBA A&V Transportation	2	—	—%	4.4	1,805	0.8%
17	L3 Harris Technologies, Inc.	1	147,898	0.9%	—	1,804	0.7%
18	The RK Logistics Group, Inc.	1	141,275	0.9%	—	1,729	0.7%
19	YRC	2	61,252	0.4%	—	1,662	0.7%
20	Divergent Technologies, Inc.	2	72,808	0.5%	1.4	1,661	0.7%
	Total	49	3,258,559	20.5%	40.4	$58,175	24.7%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2023, multiplied by 12.
2Total annualized base rent is calculated as contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements, as of March 31, 2023, multiplied by 12.
The following tables summarize the anticipated lease expirations for leases in place as of March 31, 2023, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Buildings:
Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
2023 (9 months) [1]	1,653,809	10.4%	$24,927	9.2%
2024	1,803,595	11.3%	20,645	7.6%
2025	2,229,751	14.0%	34,362	12.6%
2026	2,631,645	16.5%	37,838	13.9%
2027	2,434,230	15.3%	40,068	14.7%
Thereafter	4,870,489	30.6%	76,851	28.3%
Total	15,623,519	98.1%	$234,691	86.3%

Improved Land Parcels:
Year	Improved Land Acreage	% of Total Improved Land Acreage	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
2023 (9 months) [4]	18.6	11.5%	$3,613	1.3%
2024	19.4	12.0%	3,690	1.4%
2025	14.9	9.2%	3,626	1.3%
2026	14.9	9.2%	3,914	1.4%
2027	12.2	7.6%	4,156	1.6%
Thereafter	79.7	49.4%	18,204	6.7%
Total	159.7	98.9%	$37,203	13.7%

Total Buildings and Improved Land Parcels:
Year	Total Annualized Base Rent (in thousands)[3]	% of Total Annualized Base Rent [3]
2023 (9 months) [5]	$28,540	10.5%
2024	24,335	9.0%
2025	37,988	13.9%
2026	41,752	15.3%
2027	44,224	16.3%
Thereafter	95,055	35.0%
Total	$271,894	100.0%
1Includes leases that expire on or after March 31, 2023 and month-to-month leases totaling approximately 97,612 square feet.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of March 31, 2023, multiplied by 12.
3Total annualized base rent is calculated as contractual monthly base rent per the leases at expiration, for all buildings and/or improved land parcels, excluding any partial or full rent abatements, as of March 31, 2023, multiplied by 12.
4Includes leases that expire on or after March 31, 2023 and month-to-month leases totaling approximately 2.4 acres.
5Includes leases that expire on or after March 31, 2023 and month-to-month leases disclosed in footnotes 1 and 4 of the table.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of March 31, 2023, leases representing approximately 10.5% of the total annualized base rent of our portfolio are scheduled to expire during the year ending December 31, 2023. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2023 expirations will be above the rates currently being paid for the same space. Cash rent changes on new and renewed leases totaling approximately 0.6 million square feet and 5.6 acres of improved land commencing during the three months ended March 31, 2023 were approximately 69.3% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio for the operating portfolio of 54.4% for the three months ended March 31, 2023. We had a tenant retention ratio for the improved land portfolio of 0.0% for the three months ended March 31, 2023. We define tenant retention ratio as the square footage or acreage of all leases commenced during the period that are rented by existing tenants divided by the square footage or acreage of all expiring leases during the reporting period. The square footage or acreage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.
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

Recent Developments
Acquisition Activity
During the three months ended March 31, 2023, we acquired three industrial properties for a total purchase price of approximately $382.6 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from the issuance of common stock and debt. The following table sets forth the industrial properties we acquired during the three months ended March 31, 2023:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Improved Land Acreage	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Countyline Phase IV [3]	Hialeah, FL	February 23, 2023	—	—	121.0	$173,600	5.7%
9th Street	Long Island City, NY	March 6, 2023	1	45,000	—	23,000	5.2%
Morton	Newark, CA	March 30, 2023	4	603,000	—	186,000	4.6%
Total/Weighted Average			5	648,000	121.0	$382,600	5.1%
1Excludes intangible liabilities and mortgage premiums, if any. The total aggregate initial investment was approximately $406.7 million, including $3.4 million in capitalized closing costs and acquisition costs and $40.2 million in assumed intangible liabilities and $19.5 million in other credits related to near term capital expenditures at Countyline Phase IV.
2Stabilized capitalization rates, referred to herein as stabilized cap rates, are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our other public filings.
3Countyline Phase IV is a 121-acre project entitled for 2.2 million square feet of industrial distribution buildings located in Miami’s Countyline Corporate Park (“Countyline”), immediately adjacent to our seven buildings within Countyline. Countyline Phase IV, a landfill redevelopment adjacent to Florida’s Turnpike and the southern terminus of I-75, is expected to contain ten LEED-certified industrial distribution buildings at completion.

Development and Redevelopment Activity
As of March 31, 2023, we had four properties under development or redevelopment that, upon completion, will consist of twelve buildings aggregating approximately 2.3 million square feet and one approximately 7.2 acre improved land parcel. The following table summarizes certain information with respect to the properties under development or redevelopment as of March 31, 2023:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands)	Estimated Amount Remaining to Spend (in thousands)	Estimated Stabilized Cap Rate [2]	Estimated Post-Development Square Feet	Estimated Post-Development Acreage	Estimated Stabilization Quarter	% Pre-leased March 31, 2023
Berryessa	$25,961	$25,214	$747	4.9%	n/a	7.2	Q3 2023	—%
Countyline Phase IV
Countyline Building 38 [3]	88,500	45,035	43,465	5.0%	506,000	n/a	Q3 2024	100.0%
Countyline Building 41 [3]	40,300	36,272	4,028	5.0%	191,000	n/a	Q4 2023	78.4%
147th Street	18,060	7,092	10,968	6.1%	34,000	n/a	Q3 2024	—%
Paterson Plank III	35,800	20,624	15,176	4.2%	48,000	n/a	Q4 2024	—%
Total/Weighted Average, excluding land for future development	208,621	134,237	74,384	4.9%	779,000	7.2		84.2%
Countyline Phase IV
Countyline Phase IV Land [3]	362,600	113,909	248,691	6.0%	1,500,000	n/a	Q4 2024-Q4 2026	—%
Total land for future development	362,600	113,909	248,691	6.0%	1,500,000	n/a		—%
Total/Weighted Average	$571,221	$248,146	$323,075	5.6%	2,279,000	7.2		28.8%
1Total expected investment for the properties include the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
2Estimated stabilized cap rates are calculated as estimated annualized cash basis net operating income for the properties stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our other public filings.
3Collectively, “Countyline Phase IV”, a 121-acre project entitled for 2.2 million square feet of industrial distribution buildings located in Countyline, immediately adjacent to our seven buildings within Countyline. Countyline Phase IV, a landfill redevelopment adjacent to Florida’s Turnpike and the southern terminus of I-75, is expected to contain ten LEED-certified industrial distribution buildings at completion.

Public Offering
On February 13, 2023, we completed a public offering of 5,750,000 shares of common stock at a price per share of $62.50, which included the underwriters’ full exercise of their option to purchase an additional 750,000 shares. The net proceeds of the offering were approximately $355.9 million after deducting the underwriting discount and offering costs of approximately $3.5 million. We used the net proceeds for acquisitions, including the three properties acquired during the three months ended March 31, 2023.

ATM Program
We have an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million ($120.4 million remaining as of March 31, 2023) in amounts and at times as we determine from time to time. We intend to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions, redevelopments and repayment of indebtedness, including borrowings under our revolving credit facility. During the three months ended March 31, 2023, we issued an aggregate of 350,000 shares of common stock at a weighted average offering price of $63.30 per share under the $300 Million ATM Program, resulting in net proceeds of approximately $21.8 million and paying total compensation to the applicable sales agents of approximately $0.3 million.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2024. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2023, we had not repurchased any shares of our common stock pursuant to our share repurchase program.
Dividend and Distribution Activity
On May 2, 2023, our board of directors declared a cash dividend in the amount of $0.40 per share of our common stock payable on July 14, 2023 to the stockholders of record as of the close of business on June 30, 2023.
Contractual Commitments
As of May 2, 2023, we had two outstanding contracts with third-party sellers to acquire two industrial properties for a total purchase price of $62.9 million, as described under the heading “Material Cash Commitments” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
Inflation
The U.S. economy experienced a significant increase in inflation rates throughout 2022 and 2023. A wide variety of industries and sectors have been, and will continue to be, affected by increasing commodity prices. In recent years, inflation has increased construction costs, including tenant improvements and capital projects, goods and labor, and operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 65.0% of our total rentable square feet and improved land acreage expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 94.5% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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

The analysis of our results below for the three months ended March 31, 2023 and 2022 includes the changes attributable to same store properties. The same store pool for the comparison of the three months ended March 31, 2023 and 2022 includes all properties that were owned and in operation as of March 31, 2023 and since January 1, 2022 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of March 31, 2023. As of March 31, 2023, the same store pool consisted of 225 buildings aggregating approximately 13.2 million square feet representing approximately 83.1% of our total square feet owned and 37 improved land parcels consisting of approximately 127.1 acres representing approximately 78.7% of our total acreage owned. As of March 31, 2023, the non-same store properties, which we acquired, redeveloped, or sold during 2023 and 2022 or were held for sale or in development or redevelopment as of March 31, 2023, consisted of 32 buildings (including one building held for sale) aggregating approximately 2.7 million square feet, nine improved land parcels consisting of approximately 34.3 acres and four properties under development or redevelopment that, upon completion, will consist of 12 buildings aggregating approximately 2.3 million square feet and one approximately 7.2 acre improved land parcel. As of March 31, 2023 and 2022, our consolidated same store pool occupancy was approximately 98.5% and 97.3%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022:

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$51,229	$46,661	$4,568	9.8%
Non-same store operating properties [2]	8,309	3,680	4,629	125.8%
Total rental revenues	59,538	50,341	9,197	18.3%
Tenant expense reimbursements [1]
Same store	13,087	12,645	442	3.5%
Non-same store operating properties [2]	2,026	1,049	977	93.1%
Total tenant expense reimbursements	15,113	13,694	1,419	10.4%
Total revenues	74,651	64,035	10,616	16.6%
Property operating expenses
Same store	15,339	15,261	78	0.5%
Non-same store operating properties [2]	3,042	1,615	1,427	88.4%
Total property operating expenses	18,381	16,876	1,505	8.9%
Net operating income [3]
Same store	48,977	44,045	4,932	11.2%
Non-same store operating properties [2]	7,293	3,114	4,179	134.2%
Total net operating income	$56,270	$47,159	$9,111	19.3%
Other costs and expenses
Depreciation and amortization	18,159	14,982	3,177	21.2%
General and administrative	9,320	7,527	1,793	23.8%
Acquisition costs and other	48	28	20	71.4%
Total other costs and expenses	27,527	22,537	4,990	22.1%
Other income (expense)
Interest and other income	1,963	121	1,842	1522.3%
Interest expense, including amortization	(7,375)	(5,081)	(2,294)	45.1%
Total other income (expense)	(5,412)	(4,960)	(452)	9.1%
Net income	$23,331	$19,662	$3,669	18.7%
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
2Includes 2023 and 2022 acquisitions and dispositions, nine improved land parcels, four properties under development or redevelopment and one property held for sale.
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

Revenues. Total revenues increased approximately $10.6 million for the three months ended March 31, 2023 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases, property acquisitions during 2023 and 2022 and an increase in occupancy rate. Cash rents on new and renewed leases totaling approximately 0.6 million square feet and 5.6 acres of improved land commencing during the three months ended March 31, 2023 increased approximately 69.3% compared to the previous rental rates for that same space. For both the three months ended March 31, 2023 and 2022, approximately $1.8 million was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.1 million was recorded in lease termination revenue.
Property operating expenses. Total property operating expenses increased approximately $1.5 million during the three months ended March 31, 2023 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.4 million attributable to property acquisitions during 2023 and 2022 as well as increases in insurance premiums and real estate taxes related to annual rate increases.
Depreciation and amortization. Depreciation and amortization increased approximately $3.2 million during the three months ended March 31, 2023 compared to the same period from the prior year primarily due to property acquisitions during 2023 and 2022.
General and administrative expenses. General and administrative expenses increased approximately $1.8 million primarily due to increased compensation expenses including increased restricted stock amortization, LTIP expense and bonus expense, and an increase in the number of employees and salaries compared to the same period from the prior year.
Acquisition costs and other. Acquisition costs and other for the three months ended March 31, 2023 remained consistent with the same period in the prior year.
Interest and other income. Interest and other income increased approximately $1.8 million for the three months ended March 31, 2023 compared to the same period from the prior year primarily due to higher interest rates on our cash and cash equivalent balances.
Interest expense, including amortization. Interest expense increased approximately $2.3 million for the three months ended March 31, 2023 compared to the same period from the prior year. This increase was primarily due to borrowing the full amount available under the new $100.0 million unsecured term loan on September 2, 2022 and higher average interest rates on the unsecured term loans and credit facility during the three months ended March 31, 2023.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our revolving credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties and property redevelopments with cash on hand, term loans, senior unsecured notes, mortgages, borrowings under our revolving credit facility, perpetual preferred and common stock issuances and, from time to time, property dispositions. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions, property redevelopments, renovations and expansions and scheduled debt maturities, through borrowings under our revolving credit facility, periodic issuances of common stock, perpetual preferred stock, and long-term unsecured and secured debt, and, from time to time, with proceeds from the disposition of properties. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our revolving credit facility and to access additional capital through issuances of equity and debt securities.
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Equity Sources of Liquidity
On February 13, 2023, we completed a public offering of 5,750,000 shares of common stock at a price per share of $62.50, which included the underwriters’ full exercise of their option to purchase an additional 750,000 shares. The net proceeds of the offering were approximately $355.9 million after deducting the underwriting discount and offering costs of approximately $3.5 million. We used the net proceeds for acquisitions, including the three properties acquired during the three months ended March 31, 2023.
The following sets forth certain information regarding our current at-the-market common stock offering program as of March 31, 2023:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$300 Million ATM Program	June 11, 2021	$300,000	$120,428
The table below sets forth the activity under our at-the-market common stock offering programs during the three months ended March 31, 2023:

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
March 31, 2023	350,000	$63.30	$21,834	$321
Debt Sources of Liquidity
As of March 31, 2023, we had $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of senior unsecured notes that mature in August 2030, and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”).
Our Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $400.0 million revolving credit facility that matures in August 2025, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of March 31, 2023 and March 31, 2022, there were no borrowings outstanding on the revolving credit facility and $200.0 million and $100.0 million, respectively, of borrowings outstanding on the term loans.
The aggregate amount of the Amended Facility may be increased by up to an additional $500.0 million to a maximum amount not to exceed $1.1 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $400.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of March 31, 2023) for the revolving credit facility and 1.25% to 1.75% (1.25% as of March 31, 2023) for the term loans, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of March 31, 2023 and 2022.
As of March 31, 2023 and December 31, 2022, we held cash and cash equivalents totaling approximately $11.1 million and $26.4 million, respectively.
The following tables summarize our debt maturities and principal payments as of March 31, 2023 and our market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the three months ended March 31, 2023 and 2022 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2023 (9 months)	$—	$—	$—	$—
2024	—	—	100,000	100,000
2025	—	—	—	—
2026	—	—	50,000	50,000
2027	—	100,000	50,000	150,000
Thereafter	—	100,000	375,000	475,000
Total Debt	—	200,000	575,000	775,000
Deferred financing costs, net	—	(1,032)	(3,027)	(4,059)
Total Debt, net	$—	$198,968	$571,973	$770,941
Weighted average interest rate	n/a	6.0%	3.1%	3.9%

	As of March 31, 2023		As of March 31, 2022
Total Debt, net	$770,941		$720,864
Equity
Common Stock
Shares Outstanding [1]	83,122,297		75,525,288
Market Price [2]	$64.60		$74.05
Total Equity	5,369,700		5,592,648
Total Market Capitalization	$6,140,641		$6,313,512
Total Debt-to-Total Investments in Properties [3]	20.2%		23.7%
Total Debt-to-Total Market Capitalization [4]	12.6%		11.4%
Floating Rate Debt as a % of Total Debt [5]	25.8%		13.8%
Net Income	$23,331		$19,662
Adjusted EBITDA [6]	$51,951		$42,582
Interest Coverage [7]	7.0	x	8.4	x
Fixed Charge Coverage [8]	6.5	x	7.4	x
Total Debt-to-Adjusted EBITDA [9]	3.7	x	4.2	x
Weighted Average Maturity of Total Debt (years)	5.1		5.7

1Includes 377,909 and 308,677 shares of unvested restricted stock outstanding as of March 31, 2023 and 2022, respectively. Also includes 512,459 and 423,012 shares held in the Deferred Compensation Plan as of March 31, 2023 and 2022, respectively.
2Closing price of a share of our common stock on the New York Stock Exchange on March 31, 2023 and 2022, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, including premiums and net of deferred financing costs, divided by total investments in properties, including one property held for sale as of March 31, 2023 with a gross book value of approximately $14.8 million.
4Total debt-to-total market capitalization is calculated as total debt, including premiums and net of deferred financing costs, divided by total market capitalization.
5Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, including premiums and net of deferred financing costs.
6Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the three months ended March 31, 2023 and 2022, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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
The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2023:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2023	Common stock	$0.40	February 7, 2023	March 31, 2023	April 6, 2023

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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $38.8 million for the three months ended March 31, 2023 compared to approximately $28.0 million for the three months ended March 31, 2022. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2023 and 2022 and increased rents on new and renewed leases at our same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $387.4 million and $96.8 million for the three months ended March 31, 2023 and 2022, respectively, which consisted primarily of cash paid for property acquisitions of approximately $364.6 million and $68.1 million, respectively, and additions to capital improvements of approximately $22.8 million and $28.8 million, respectively.
Cash From Financing Activities. Net cash provided by financing activities was approximately $334.1 million for the three months ended March 31, 2023, which consisted primarily of approximately $365.5 million in net proceeds from the issuance of common stock, partially offset by approximately $30.8 million in equity dividend payments. Net cash used in financing activities was approximately $26.5 million for the three months ended March 31, 2022, which consisted primarily of approximately $25.6 million in equity dividend payments.
Critical Accounting Policies And Estimates
A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 and in the condensed notes to consolidated financial statements in this Quarterly Report on Form 10-Q.
Material Cash Commitments
As of May 2, 2023, we had two outstanding contracts with third-party sellers to acquire two industrial properties for a total purchase price of $62.9 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes our material cash commitments due by period as of March 31, 2023 (dollars in thousands):

Material Cash Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$—	$100,000	$300,000	$375,000	$775,000
Debt interest payments	18,015	30,405	25,538	19,893	93,851
Operating lease commitments	662	1,384	1,350	723	4,119
Purchase obligations [1]	62,926	—	—	—	62,926
Total	$81,603	$131,789	$326,888	$395,616	$935,896
1As of May 2, 2023
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
The following table reflects the calculation of FFO reconciled from net income for the three months ended March 31, 2023 and 2022 (dollars in thousands except per share data):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net income	$23,331	$19,662	$3,669	18.7%
Depreciation and amortization	18,159	14,982	3,177	21.2%
Non-real estate depreciation	(32)	(23)	(9)	39.1%
Allocation to participating securities [1]	(189)	(141)	(48)	34.0%
Funds from operations attributable to common stockholders	$41,269	$34,480	$6,789	19.7%
Basic FFO per common share	$0.52	$0.46	$0.06	13.0%
Diluted FFO per common share	$0.51	$0.46	$0.05	10.9%
Weighted average basic common shares	79,895,886	75,199,529
Weighted average diluted common shares	80,344,742	75,284,498
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 373,985 and 303,666 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2023 and 2022, respectively.
FFO increased by approximately $6.8 million for the three months ended March 31, 2023 compared to the same period from the prior year due primarily to property acquisitions during 2022 and 2023 as well as same store NOI growth of approximately $4.9 million for the three months ended March 31, 2023 compared to the same period from the prior year. The FFO increase was partially offset by increased weighted average common shares outstanding, increased interest expense due to higher average interest rates on the unsecured term loans and credit facility and increased general and administrative expenses. The increase in general and administrative expenses was primarily due to increased compensation expenses, including increased restricted stock amortization, LTIP expense and bonus expense, and an increase in the number of employees and salaries for the three months ended March 31, 2023 compared to the same period from the prior year.
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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net income	$23,331	$19,662	$3,669	18.7%
Depreciation and amortization	18,159	14,982	3,177	21.2%
Interest expense, including amortization	7,375	5,081	2,294	45.1%
Stock-based compensation	3,038	2,829	209	7.4%
Acquisition costs and other	48	28	20	71.4%
Adjusted EBITDA	$51,951	$42,582	$9,369	22.0%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of March 31, 2023 and since January 1, 2022 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of March 31, 2023. As of March 31, 2023, the same store pool consisted of 225 buildings aggregating approximately 13.2 million square feet representing approximately 83.1% of our total square feet owned and 37 improved land parcels containing approximately 127.1 acres representing approximately 78.7% of our total acreage owned. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.
The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023		2022		$ Change	% Change
Net income [1]	$23,331		$19,662		$3,669	18.7%
Depreciation and amortization	18,159		14,982		3,177	21.2%
General and administrative	9,320		7,527		1,793	23.8%
Acquisition costs and other	48		28		20	71.4%
Total other income and expenses	5,412		4,960		452	9.1%
Net operating income	56,270		47,159		9,111	19.3%
Less non-same store NOI	(7,293)	[2]	(3,114)	[2]	(4,179)	134.2%
Same store NOI	$48,977		$44,045		$4,932	11.2%
Less straight-line rents and amortization of lease intangibles [3]	(2,837)		(4,090)		1,253	(30.6)%
Cash-basis same store NOI	$46,140		$39,955		$6,185	15.5%
Less termination fee income	(20)		(148)		128	(86.5)%
Cash-basis same store NOI excluding termination fees	$46,120		$39,807		$6,313	15.9%
1Includes approximately $12,000 and $0.1 million of lease termination income for the three months ended March 31, 2023 and 2022, respectively.
2Includes 2022 and 2023 acquisitions and dispositions, nine improved land parcels, four properties under development or redevelopment and one property held for sale.
3Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $6.2 million for the three months ended March 31, 2023 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and contractual rent increases on pre-existing leases. For the three months ended March 31, 2023 and 2022, total contractual rent abatements of approximately $0.8 million and $1.0 million, respectively, were given to certain tenants in the same-store pool and approximately $19,000 and $0.1 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.8 million of the increase in cash-basis same store NOI for the three months ended March 31, 2023 related to properties that were acquired vacant or with near term expirations in 2021.
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
As of March 31, 2023, we had $200.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on SOFR plus an applicable SOFR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 6.0% as of March 31, 2023. If the SOFR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Amended Facility as of March 31, 2023.
We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or hedging transactions, but as our contracts indexed to LIBOR are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest or hedging costs that are higher than if LIBOR remained available. Additionally, although SOFR is the recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest or hedging costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. As of March 31, 2023, each of the agreements governing our variable rate debt either have been transitioned to SOFR or provide for the replacement of LIBOR if it becomes unavailable during the term of such agreement.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings.
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 1A.    Risk Factors.
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds.
(a)Not Applicable.
(b)Not Applicable.
(c)

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
January 1, 2023 - January 31, 2023	—		$—	N/A	N/A
February 1, 2023 - February 28, 2023	9,745		63.38	N/A	N/A
March 1, 2023 - March 31, 2023	—		—	N/A	N/A
Total	9,745	[1]	$63.38	N/A	N/A
1     Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.
Item 3.        Defaults Upon Senior Securities.
None.
Item 4.        Mine Safety Disclosures.
Not Applicable.
Item 5.        Other Information.
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 3, 2023.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 3, 2023.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated May 3, 2023.

32.1**	18 U.S.C. § 1350 Certification dated May 3, 2023.

32.2**	18 U.S.C. § 1350 Certification dated May 3, 2023.

32.3**	18 U.S.C. § 1350 Certification dated May 3, 2023.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

May 3, 2023	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

May 3, 2023	By:	/s/ Michael A. Coke
Michael A. Coke
President

May 3, 2023	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer (Principal Financial Officer)

May 3, 2023	By:	/s/ Melinda Weston
Melinda Weston
Chief Accounting Officer (Principal Accounting Officer)