Form 10-Q
period 2023-06-30
Terreno Realty Corp
filed 2023-08-02
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 83,910,716 shares of its common stock, $0.01 par value per share, outstanding as of July 31, 2023.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments in real estate
Land	$1,938,868	$1,850,860
Buildings and improvements	1,509,858	1,372,473
Construction in progress	271,414	51,896
Intangible assets	140,799	123,545
Total investments in properties	3,860,939	3,398,774
Accumulated depreciation and amortization	(354,978)	(323,631)
Net investments in properties	3,505,961	3,075,143
Cash and cash equivalents	58,920	26,393
Restricted cash	1,101	1,690
Other assets, net	71,470	61,215
Total assets	$3,637,452	$3,164,441
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable, net	199,027	198,993
Senior unsecured notes, net	572,121	571,825
Security deposits	32,207	27,454
Intangible liabilities, net	89,038	55,873
Dividends payable	33,501	30,753
Accounts payable and other liabilities	63,294	49,692
Total liabilities	989,188	934,590
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 83,236,177 and 76,463,482 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	833	765
Additional paid-in capital	2,594,382	2,167,276
Common stock held in deferred compensation plan, 514,539 and 417,665 shares at June 30, 2023 and December 31, 2022, respectively.	(32,134)	(26,462)
Retained earnings	85,183	88,272
Total stockholders’ equity	2,648,264	2,229,851
Total liabilities and equity	$3,637,452	$3,164,441
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Rental revenues and tenant expense reimbursements	$79,535	$65,369	$154,186	$129,404
Total revenues	79,535	65,369	154,186	129,404
COSTS AND EXPENSES
Property operating expenses	18,586	15,804	36,967	32,680
Depreciation and amortization	18,232	15,288	36,391	30,270
General and administrative	9,766	7,333	19,086	14,860
Acquisition costs and other	27	1,027	75	1,055
Total costs and expenses	46,611	39,452	92,519	78,865
OTHER INCOME (EXPENSE)
Interest and other income	973	115	2,936	236
Interest expense, including amortization	(5,900)	(5,047)	(13,275)	(10,128)
Gain on sales of real estate investments	12,257	76,048	12,257	76,048
Total other income (expense)	7,330	71,116	1,918	66,156
Net income	40,254	97,033	63,585	116,695
Allocation to participating securities	(180)	(382)	(286)	(467)
Net income available to common stockholders	$40,074	$96,651	$63,299	$116,228
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.48	$1.28	$0.78	$1.55
Net income available to common stockholders - diluted	$0.48	$1.28	$0.77	$1.54
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	83,116,241	75,250,655	81,514,960	75,225,233
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	83,116,241	75,340,872	81,761,199	75,310,343
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)

Six months ended June 30, 2023:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained (Deficit) Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2022	76,463,482	$765	$2,167,276	417,665	$(26,462)	$88,272	$2,229,851
Net income	—	—	—	—	—	23,331	23,331
Issuance of common stock, net of issuance costs of $943	6,197,825	62	377,426	—	—	—	377,488
Forfeiture of common stock related to employee awards	(6,434)	—	—	—	—	—	—
Common shares acquired related to employee awards	(9,745)	—	(627)	—	—	—	(627)
Issuance of restricted stock	59,504	—	—	—	—	—	—
Stock-based compensation	—	—	3,038	—	—	—	3,038
Common stock dividends ($0.40 per share)	—	—	—	—	—	(33,209)	(33,209)
Deposits to deferred compensation plan	(94,794)	—	5,547	94,794	(5,547)	—	—
Balance as of March 31, 2023	82,609,838	827	2,552,660	512,459	(32,009)	78,394	2,599,872
Net income	—	—	—	—	—	40,254	40,254
Issuance of common stock, net of issuance costs of $822	629,586	6	37,897	—	—	—	37,903
Common shares acquired related to employee awards	(1,167)	—	(105)	—	—	—	(105)
Stock-based compensation	—	—	3,805	—	—	—	3,805
Common stock dividends ($0.40 per share)	—	—	—	—	—	(33,465)	(33,465)
Deposits to deferred compensation plan	(2,080)	—	125	2,080	(125)	—	—
Balance as of June 30, 2023	83,236,177	$833	$2,594,382	514,539	$(32,134)	$85,183	$2,648,264

Six months ended June 30, 2022:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained (Deficit) Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2021	75,068,575	$752	$2,069,604	275,727	$(15,197)	$2,804	$2,057,963
Net income	—	—	—	—	—	19,662	19,662
Issuance of common stock, net of issuance costs of $—	147,285	—	—	—	—	—	—
Forfeiture of common stock related to employee awards	(1,206)	—	—	—	—	—	—
Common shares acquired related to employee awards	(6,348)	—	(493)	—	—	—	(493)
Issuance of restricted stock	41,255	—	—	—	—	—	—
Stock-based compensation	—	—	2,829	—	—	—	2,829
Common stock dividends ($0.34 per share)	—	—	—	—	—	(25,680)	(25,680)
Deposits to deferred compensation plan	(147,285)	—	11,535	147,285	(11,535)	—	—
Balance as of March 31, 2022	75,102,276	752	2,083,475	423,012	(26,732)	(3,214)	2,054,281
Net income	—	—	—	—	—	97,033	97,033
Issuance of common stock, net of issuance costs of $112	37,833	—	1,947	—	—	—	1,947
Forfeiture of common stock related to employee awards	(28,185)	—	—	—	—	—	—
Issuance of restricted stock	12,032	—	—	—	—	—	—
Stock-based compensation	—	—	2,010	—	—	—	2,010
Common stock dividends ($0.34 per share)	—	—	—	—	—	(25,686)	(25,686)
Deposits to deferred compensation plan	(3,582)	—	250	3,582	(250)	—	—
Other comprehensive income	—	—	—	—	—	—	—
Balance as of June 30, 2022	75,120,374	$752	$2,087,682	426,594	$(26,982)	$68,133	$2,129,585
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,585	$116,695
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(4,215)	(4,437)
Amortization of lease intangibles	(7,186)	(6,609)
Depreciation and amortization	36,391	30,270
Gain on sales of real estate investments	(12,257)	(76,048)
Deferred financing cost amortization	770	611
Stock-based compensation	6,843	4,839
Changes in assets and liabilities
Other assets	(6,038)	(2,658)
Accounts payable and other liabilities	9,470	564
Net cash provided by operating activities	87,363	63,227
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(378,093)	(276,975)
Proceeds from sales of real estate investments, net	24,585	106,835
Additions to construction in progress	(26,093)	(18,571)
Additions to buildings, improvements and leasing costs	(26,890)	(30,346)
Net cash used in investing activities	(406,491)	(219,057)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	417,156	2,059
Issuance costs on issuance of common stock	(1,352)	(49)
Repurchase of common stock related to employee awards	(732)	(493)
Borrowings on credit facility	49,000	12,000
Payments on credit facility	(49,000)	—
Payment of deferred financing costs	(80)	(857)
Dividends paid to common stockholders	(63,926)	(51,298)
Net cash provided by (used in) financing activities	351,066	(38,638)
Net increase (decrease) in cash and cash equivalents and restricted cash	31,938	(194,468)
Cash and cash equivalents and restricted cash at beginning of period	28,083	204,801
Cash and cash equivalents and restricted cash at end of period	$60,021	$10,333
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$15,488	$10,520
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	25,078	29,039
Non-cash issuance of common stock to the deferred compensation plan	(5,672)	(11,785)
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$420,493	$291,873
Assumption of other assets and liabilities	(42,400)	(14,898)
Net cash paid for property acquisitions	$378,093	$276,975
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of June 30, 2023, the Company owned 257 buildings aggregating approximately 15.8 million square feet, 46 improved land parcels consisting of approximately 165.8 acres, seven properties under development or redevelopment and approximately 62.7 acres of land entitled for future development.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three or six months ended June 30, 2023 or 2022.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $3.6 million and $3.5 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $7.2 million and $6.6 million for the six months ended June 30, 2023 and 2022, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of June 30, 2023 was 6.9 years. As of June 30, 2023 and December 31, 2022, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	June 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$137,213	$(89,466)	$47,747	$119,959	$(83,222)	$36,737
Above-market leases	3,586	(3,565)	21	3,586	(3,558)	28
Below-market leases	(135,632)	46,594	(89,038)	(95,638)	39,765	(55,873)
Total	$5,167	$(46,437)	$(41,270)	$27,907	$(47,015)	$(19,108)

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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Six Months Ended June 30,
	2023	2022
Beginning
Cash and cash equivalents at beginning of period	$26,393	$204,404
Restricted cash	1,690	397
Cash and cash equivalents and restricted cash	28,083	204,801
Ending
Cash and cash equivalents at end of period	58,920	7,237
Restricted cash	1,101	3,096
Cash and cash equivalents and restricted cash	60,021	10,333
Net increase (decrease) in cash and cash equivalents and restricted cash	$31,938	$(194,468)
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

As of June 30, 2023 and December 31, 2022, approximately $50.9 million and $48.0 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $0.2 million and $0.6 million as of June 30, 2023 and December 31, 2022, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of accumulated amortization in the aggregate of approximately $12.7 million and $11.9 million as of June 30, 2023 and December 31, 2022, respectively.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of June 30, 2023 and December 31, 2022, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of June 30, 2023, include years 2019 to 2022 for federal purposes.
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
As of June 30, 2023, the Company owned 43 buildings aggregating approximately 2.6 million square feet and 13 improved land parcels consisting of approximately 68.0 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 23.9% of its annualized base rent. Such annualized base rent is based on contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements as of June 30, 2023, multiplied by 12.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of June 30, 2023.
Note 4. Investments in Real Estate
During the three months ended June 30, 2023, the Company acquired one industrial property with a total initial investment, including acquisition costs, of approximately $13.8 million, of which $7.8 million was recorded to land, $4.9 million to buildings and improvements, and $1.1 million to intangible assets. Additionally, the Company assumed $0.3 million in liabilities.
During the six months ended June 30, 2023, the Company acquired four industrial properties with a total initial investment, including acquisition costs, of approximately $420.5 million, of which $253.7 million was recorded to land, $147.9 million to buildings and improvements, and $18.9 million to intangible assets. Additionally, the Company assumed $43.0 million in liabilities.
The Company recorded revenues and net income for the three months ended June 30, 2023 of approximately $3.9 million and $1.4 million, respectively, and recorded revenues and net income for the six months ended June 30, 2023 of approximately $4.2 million and $1.2 million, respectively, related to the 2023 acquisitions.
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
As of June 30, 2023, the Company had seven properties under development or redevelopment that, upon completion, will consist of six buildings aggregating approximately 1.1 million square feet and one approximately 2.8 acre improved land parcel. Additionally, the Company owned approximately 62.7 acres of land entitled for future development that, upon completion, will consist of six buildings aggregating approximately 1.1 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment and the land entitled for future development as of June 30, 2023:

Property Name	Location	Total Expected Investment (in thousands) [1]	Estimated Post-Development Square Feet	Estimated Post-Development Acreage
Properties under development or redevelopment:
Countyline Phase IV
Countyline Building 38 [2]	Hialeah, FL	$88,800	506,215	—
Countyline Building 39 [2]	Hialeah, FL	42,632	178,201	—
Countyline Building 40 [2]	Hialeah, FL	41,968	186,107	—
Countyline Building 41 [2]	Hialeah, FL	41,400	190,907	—
147th Street	Hawthorne, CA	18,060	34,045	—
Maple III	Rancho Dominguez, CA	26,980	—	2.8
Paterson Plank III	Carlstadt, NJ	35,583	47,316	—
Total		$295,423	1,142,791	2.8

Land entitled for future development:
Countyline Phase IV
Countyline Phase IV Land [2]	Hialeah, FL	277,900	1,135,036	—
Total		$277,900	1,135,036	—
1Excludes below-market lease adjustments recorded at acquisition. Total expected investment for the properties includes the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
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
During the six months ended June 30, 2023, the Company completed redevelopment of one improved land parcel consisting of approximately 6.3 acres. The following table summarizes certain information with respect to the completed redevelopment property as of June 30, 2023:

Property Name	Location	Total Investment (in thousands) [1]	Post-Development Square Feet	Post-Development Acreage	Completion Quarter
Berryessa	San Jose, CA	$26,296	—	6.3	Q2 2023
1Total investment for the property includes the initial purchase price, buyer’s due diligence and closing costs, redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.

The Company capitalized interest associated with development, redevelopment, renovation or expansion activities of approximately $2.3 million and $0.9 million during the three months ended June 30, 2023 and 2022, respectively, and approximately $2.9 million and $1.6 million during the six months ended June 30, 2023 and 2022, respectively.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of June 30, 2023, the Company did not have any properties held for sale.
During the six months ended June 30, 2023, the Company sold one property located in the Northern New Jersey/New York City market for a sales price of approximately $25.5 million, resulting in a gain of approximately $12.3 million.
During the six months ended June 30, 2022, the Company sold one property (consisting of 18 buildings) located in the Northern New Jersey/New York City market for a sales price of approximately $110.4 million, resulting in a gain of approximately $76.0 million.
Note 6. Debt
As of both June 30, 2023 and December 31, 2022, the Company had $775.0 million of unsecured debt and no secured debt. The following table summarizes the components of the Company’s indebtedness as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022	Margin Above SOFR	Interest Rate [1]	Contractual Maturity Date
Unsecured Debt:
Credit Facility	$—	$—	1.1% [2]	n/a	8/20/2025
5-Year Term Loan	100,000	100,000	1.3% [2]	6.3%	1/15/2027
5-Year Term Loan	100,000	100,000	1.3% [2]	6.4%	1/15/2028
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	3.8%	7/14/2024
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [3]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [3]	100,000	100,000	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [3]	125,000	125,000	n/a	2.4%	8/17/2030
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	2.8%	7/15/2031
Total Unsecured Debt	775,000	775,000
Less: Unamortized debt issuance costs	(3,852)	(4,182)
Total	$771,148	$770,818
1Reflects the contractual interest rate under the terms of each loan as of June 30, 2023. Excludes the effects of unamortized debt issuance costs.
2The interest rates on these loans are comprised of the Secured Overnight Financing Rate (“SOFR”) plus a SOFR margin. The SOFR margins will range from 1.10% to 1.55% (1.10% as of June 30, 2023) for the revolving credit facility and 1.25% to 1.75% (1.25% as of June 30, 2023) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment.
3Collectively, the “Senior Unsecured Notes”.

The Company’s Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $400.0 million revolving credit facility that matures in August 2025, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of both June 30, 2023 and December 31, 2022, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.

The aggregate amount of the Amended Facility may be increased by up to an additional $500.0 million to a maximum amount not to exceed $1.1 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $400.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of June 30, 2023) for the revolving credit facility and 1.25% to 1.75% (1.25% as of June 30, 2023) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of June 30, 2023 and December 31, 2022.
The scheduled principal payments of the Company’s debt as of June 30, 2023 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2023 (6 months)	$—	$—	$—	$—
2024	—	—	100,000	100,000
2025	—	—	—	—
2026	—	—	50,000	50,000
2027	—	100,000	50,000	150,000
Thereafter	—	100,000	375,000	475,000
Total debt	—	200,000	575,000	775,000
Deferred financing costs, net	—	(973)	(2,879)	(3,852)
Total debt, net	$—	$199,027	$572,121	$771,148
Weighted average interest rate	n/a	6.4%	3.1%	4.0%
Note 7. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of June 30, 2023. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2023 (6 months)	$118,856
2024	235,116
2025	214,733
2026	181,067
2027	135,691
Thereafter	305,752
Total	$1,191,215

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
Financial Instruments Disclosed at Fair Value
As of June 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.
The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
June 30, 2023	$703,855	$—	$703,855	$—	$771,148
December 31, 2022	$700,926	$—	$700,926	$—	$770,818
Note 9. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million ($81.7 million remaining as of June 30, 2023) in amounts and at times to be determined by the Company from time to time. Actual sales under the $300 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three and six months ended June 30, 2023, the Company issued an aggregate of 617,106 and 967,106 shares, respectively, of common stock at a weighted average offering price of $62.75 and $62.95 per share, respectively, under the $300 Million ATM Program, resulting in net proceeds of approximately $38.2 million and $60.0 million, respectively, and paying total compensation to the applicable sales agents of approximately $0.6 million and $0.9 million, respectively. During both the three and six months ended June 30, 2022, the Company issued an aggregate of 27,087 shares of common stock at a weighted average offering price of $76.03 per share under the $300 Million ATM Program, resulting in net proceeds of approximately $2.0 million and paying total compensation to the applicable sales agents of approximately $29,000.
On February 13, 2023, the Company completed a public offering of 5,750,000 shares of common stock at a price per share of $62.50, which included the underwriters’ full exercise of their option to purchase an additional 750,000 shares. The net proceeds of the offering were approximately $355.9 million after deducting the underwriting discount and offering costs of approximately $3.5 million. The Company used the net proceeds for acquisitions.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2024. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2023, the Company had not repurchased any shares of common stock pursuant to its share repurchase program.
In connection with the Annual Meeting of Stockholders on May 2, 2023, the Company granted a total of 12,480 unrestricted shares of the Company's common stock to its independent directors under the 2019 Plan with a grant date fair value per share of $60.10. The grant date fair value of the common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.8 million in compensation costs for both the three and six months ended June 30, 2023 related to this issuance.
The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three and six months ended June 30, 2023, 2,080 and 96,874 shares of common stock, respectively, were deposited into the Deferred Compensation Plan, and no shares of common stock were withdrawn from the Deferred Compensation Plan. During the three and six months ended June 30, 2022, 3,582 and 150,867 shares of common stock, respectively, were deposited into the Deferred Compensation Plan and no shares of common stock were withdrawn from the Deferred Compensation Plan.
As of June 30, 2023, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 573,005 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to June 30, 2023 ranged from $14.20 to $78.33. The fair value of the restricted stock that was granted during the six months ended June 30, 2023 was approximately $3.9 million and the vesting period for the restricted stock is typically between one and five years. As of June 30, 2023, the Company had approximately $13.7 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 2.8 years. The Company recognized compensation costs of approximately $1.5 million and $2.9 million for the three and six months ended June 30, 2023, respectively, and approximately $0.8 million and $2.2 million for the three and six months ended June 30, 2022, respectively, related to the restricted stock issuances.
The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the six months ended June 30, 2023:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2022	356,632	$59.58
Granted	59,504	64.94
Forfeited	(6,434)	67.10
Vested	(35,805)	62.43
Non-vested shares outstanding as of June 30, 2023	373,897	$60.03
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of June 30, 2023:

Non-vested Shares Vesting Schedule	Number of Shares
2023 (6 months)	27,360
2024	116,368
2025	84,253
2026	62,300
2027	83,616
Thereafter	—
Total Non-vested Shares	373,897
Long-Term Incentive Plan:

As of June 30, 2023, there were three open performance measurement periods for the Performance Share awards: January 1, 2021 to December 31, 2023, January 1, 2022 to December 31, 2024, and January 1, 2023 to December 31, 2025. During the six months ended June 30, 2023, the Company issued 97,825 shares of common stock at a price of $58.56 per share related to the Performance Share awards for the performance period from January 1, 2020 to December 31, 2022.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 and includes the forfeiture of certain of the Performance Share awards during 2022 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant [1]	Expense for the Three Months Ended June 30,		Expense for the Six Months Ended June 30,
		2023	2022	2023	2022
January 1, 2020 - December 31, 2022	$4,882	$—	$(110)	$—	$354
January 1, 2021 - December 31, 2023	4,820	402	133	804	589
January 1, 2022 - December 31, 2024	5,789	482	421	964	965
January 1, 2023 - December 31, 2025	9,040	753	—	1,506	—
Total	$24,531	$1,637	$444	$3,274	$1,908
1     Reflects the fair value on date of grant for all performance shares outstanding at June 30, 2023.
Dividends:
The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2023:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2023	Common stock	$0.40	February 7, 2023	March 31, 2023	April 6, 2023
June 30, 2023	Common Stock	$0.40	May 2, 2023	June 30, 2023	July 14, 2023
Note 10. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the three and six months ended June 30, 2023 and 2022.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 374,514 and 295,247 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2023 and 2022, respectively, and 374,251 and 299,433 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2023 and 2022, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 0 and 90,217 for the three months ended June 30, 2023 and 2022, respectively, and 246,239 and 85,110 for the six months ended June 30, 2023 and 2022, respectively.

Note 11. Commitments and Contingencies
Contractual Commitments. As of August 1, 2023, the Company had three outstanding contracts with third-party sellers to acquire three industrial properties for a total purchase price of approximately $67.4 million. There is no assurance that the Company will acquire the properties under contract because the proposed acquisitions are subject to due diligence and various closing conditions.
As of August 1, 2023, the Company had one non-binding letter of intent with a third-party seller to acquire one industrial property for a total anticipated purchase price of approximately $27.5 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchases on the terms described or at all.
Note 12. Subsequent Events
On August 1, 2023, the Company’s board of directors declared a cash dividend in the amount of $0.45 per share of its common stock payable on October 13, 2023 to the stockholders of record as of the close of business on September 29, 2023.

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 8, 2023, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which was filed with the Securities and Exchange Commission on May 3, 2023, in this Quarterly Report on Form 10-Q, and in our other public filings;
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
•the impact of any future pandemic, epidemic or outbreak of any highly infectious disease on the U.S., regional and global economies and on our business, financial condition and results of operations and that of our tenants;
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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 76.0% of our total annualized base rent as of June 30, 2023), flex (including light industrial and research and development, or R&D) (approximately 4.0%), transshipment (approximately 6.6%) and improved land (approximately 13.4%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of June 30, 2023, we owned a total of 257 buildings aggregating approximately 15.8 million square feet, 46 improved land parcels consisting of approximately 165.8 acres, seven properties under development or redevelopment and approximately 62.7 acres of land entitled for future development. As of June 30, 2023, our buildings and improved land parcels were approximately 97.8% and 96.3% leased, respectively, to 566 customers, the largest of which accounted for approximately 3.6% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of June 30, 2023:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	226	$182,688	76.0%
Flex	12	9,611	4.0%
Transshipment	19	15,914	6.6%
Improved land	46	32,209	13.4%
Total	303	$240,422	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2023, multiplied by 12.

The following table summarizes by market our investments in real estate as of June 30, 2023:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	54	43	56	44	37	23	257
Rentable Square Feet	2,779,646	2,625,675	3,040,379	2,782,510	2,814,302	1,795,081	15,837,593
% of Total	17.6%	16.6%	19.2%	17.6%	17.8%	11.2%	100.0%
Occupancy % as of June 30, 2023	98.2%	97.4%	95.3%	97.2%	100.0%	99.8%	97.8%
Annualized Base Rent (in thousands) [1]	$35,518	$45,843	$43,724	$33,357	$27,193	$22,578	$208,213
% of Total	17.1%	22.0%	21.0%	16.0%	13.1%	10.8%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$13.02	$17.92	$15.09	$12.34	$9.66	$12.60	$13.44
Weighted Average Remaining Lease Term (Years) [2]	5.7	4.5	3.7	3.6	4.8	3.3	4.3

Investments in Improved Land
Number of Land Parcels	13	13	4	10	3	3	46
Acres	27.0	68.0	14.3	25.9	9.9	20.7	165.8
% of Total	16.3%	41.0%	8.6%	15.6%	6.0%	12.5%	100.0%
Occupancy % as of June 30, 2023	96.2%	92.4%	100.0%	100.0%	100.0%	100.0%	96.3%
Annualized Base Rent (in thousands) [1]	$8,071	$11,726	$2,785	$5,755	$1,892	$1,980	$32,209
% of Total	25.1%	36.4%	8.6%	17.9%	5.9%	6.1%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$7.14	$4.48	$4.77	$5.32	$4.40	$2.27	$4.78
Weighted Average Remaining Lease Term (Years) [2]	3.9	5.0	6.2	3.5	7.4	5.8	5.0

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$43,589	$57,569	$46,509	$39,112	$29,085	$24,558	$240,422
% of Total Annualized Base Rent [1]	18.1%	23.9%	19.3%	16.3%	12.1%	10.3%	100.0%
Gross Book Value (in thousands) [3]	$684,098	$780,606	$761,062	$606,147	$690,244	$338,782	$3,860,939
% of Total Gross Book Value	17.7%	20.2%	19.7%	15.7%	17.9%	8.8%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2023, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of June 30, 2023, weighted by the respective square footage.
3Includes seven properties under development or redevelopment that, upon completion, will consist of six buildings aggregating approximately 1.1 million square feet and one approximately 2.8 acre improved land parcel, and approximately 62.7 acres of land entitled for future development.
As of June 30, 2023, we owned seven properties under development or redevelopment that, upon completion, will consist of six buildings aggregating approximately 1.1 million square feet and one approximately 2.8 acre improved land parcel, and approximately 62.7 acres of land entitled for future development, with a total expected investment of approximately $573.3 million, including redevelopment costs, capitalized interest and other costs.

The following table summarizes our capital expenditures incurred during the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Building improvements	$6,548	$11,356	$12,952	$20,872
Tenant improvements	2,062	6,577	2,672	11,124
Leasing commissions	3,612	5,245	6,788	9,936
Development, redevelopment, renovation and expansion	25,777	7,232	37,397	19,183
Total capital expenditures [1]	$37,999	$30,410	$59,809	$61,115
1Includes approximately $30.2 million and $19.2 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $47.2 million and $42.7 million for the six months ended June 30, 2023 and 2022, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 26 and 29 properties for the three months ended June 30, 2023 and 2022, respectively, and at 29 and 34 properties for the six months ended June 30, 2023 and 2022, respectively.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 96.1% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of June 30, 2023 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Improved Land Acreage	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent [2]
1	Amazon.com	5	471,880	3.0%	2.8	$8,697	3.6%
2	FedEx Corporation	5	242,889	1.5%	7.7	5,120	2.1%
3	O'Neill Logistics	2	429,692	2.7%	—	4,339	1.8%
4	Danaher	3	171,707	1.1%	—	4,078	1.7%
5	United States Government	8	300,732	1.9%	—	4,002	1.7%
6	District of Columbia	8	245,888	1.6%	—	3,480	1.5%
7	DirectBuy Home Improvement	1	230,891	1.5%	—	3,463	1.4%
8	International Cargo Terminals Inc.	1	31,601	0.2%	—	3,300	1.4%
9	Meta Platforms, Inc.	1	225,678	1.4%	—	2,811	1.2%
10	Lucid USA, Inc.	1	161,680	1.0%	—	2,522	1.0%
11	Port Kearny Security, Inc.	1	—	—%	16.9	2,280	0.9%
12	Sarcona Management Corporation	2	28,124	0.2%	4.9	2,239	0.9%
13	B&B Granite Block Sales, LLC	1	—	—%	7.2	2,160	0.9%
14	JAM'N Logistics Inc.	1	110,336	0.7%	—	2,145	0.9%
15	Costco-Innovel Solutions LLC	1	219,910	1.4%	—	1,926	0.8%
16	Hanjin International America, Inc.	1	114,061	0.7%	—	1,908	0.8%
17	XPO Logistics	2	180,717	1.1%	—	1,877	0.8%
18	Team Alliance Logistics Inc.	2	—	—%	4.4	1,848	0.8%
19	L3 Harris Technologies, Inc.	1	147,898	0.9%	—	1,804	0.8%
20	The RK Logistics Group, Inc.	1	141,275	0.9%	—	1,729	0.7%
	Total	48	3,454,959	21.8%	43.9	$61,728	25.7%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2023, multiplied by 12.
2Total annualized base rent is calculated as contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements, as of June 30, 2023, multiplied by 12.
The following tables summarize the anticipated lease expirations for leases in place as of June 30, 2023, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Buildings:
Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
2023 (6 months) [1]	963,003	6.1%	$6,708	2.4%
2024	1,393,986	8.8%	18,063	6.5%
2025	2,260,058	14.3%	35,727	13.0%
2026	2,763,498	17.4%	44,094	16.0%
2027	2,464,953	15.6%	40,595	14.7%
Thereafter	5,648,051	35.6%	92,584	33.6%
Total	15,493,549	97.8%	$237,771	86.2%

Improved Land Parcels:
Year	Improved Land Acreage	% of Total Improved Land Acreage	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
2023 (6 months) [4]	7.1	4.3%	$1,732	0.6%
2024	19.4	11.7%	3,690	1.3%
2025	14.9	9.0%	3,626	1.3%
2026	17.9	10.8%	4,876	1.8%
2027	12.2	7.3%	4,156	1.5%
Thereafter	88.2	53.2%	20,023	7.3%
Total	159.7	96.3%	$38,103	13.8%

Total Buildings and Improved Land Parcels:
Year	Total Annualized Base Rent (in thousands)[3]	% of Total Annualized Base Rent [3]
2023 (6 months) [5]	$8,440	3.0%
2024	21,753	7.8%
2025	39,353	14.3%
2026	48,970	17.8%
2027	44,751	16.2%
Thereafter	112,607	40.9%
Total	$275,874	100.0%
1Includes leases that expire on or after June 30, 2023 and month-to-month leases totaling approximately 133,846 square feet.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of June 30, 2023, multiplied by 12.
3Total annualized base rent is calculated as contractual monthly base rent per the leases at expiration, for all buildings and/or improved land parcels, excluding any partial or full rent abatements, as of June 30, 2023, multiplied by 12.
4Includes leases that expire on or after June 30, 2023 and month-to-month leases totaling approximately 2.4 acres.
5Includes leases that expire on or after June 30, 2023 and month-to-month leases disclosed in footnotes 1 and 4 of the table.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of June 30, 2023, leases representing approximately 3.0% of the total annualized base rent of our portfolio are scheduled to expire during the year ending December 31, 2023. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2023 expirations will be above the rates currently being paid for the same space. Cash rent changes on new and renewed leases totaling approximately 0.8 million square feet and 3.0 acres of improved land commencing during the three months ended June 30, 2023 were approximately 59.2% higher as compared to the previous rental rates for that same space, and cash rent changes on new and renewed leases totaling approximately 1.3 million square feet and 8.6 acres commencing during the six months ended June 30, 2023 were approximately 64.3% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio for the operating portfolio of 51.7% and 52.9%, respectively, for the three and six months ended June 30, 2023. We had a tenant retention ratio for the improved land portfolio of 0.0% for both the three and six months ended June 30, 2023. We define tenant retention ratio as the square footage or acreage of all leases commenced during the period that are rented by existing tenants divided by the square footage or acreage of all expiring leases during the reporting period. The square footage or acreage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.
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

Recent Developments
Acquisition Activity
During the three months ended June 30, 2023, we acquired one industrial property for a total purchase price of approximately $13.4 million. The property was acquired from an unrelated third party using existing cash on hand, net proceeds from the issuance of common stock and debt. The following table sets forth the industrial property we acquired during the three months ended June 30, 2023:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Improved Land Acreage	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
25th Place NE	Washington DC	May 23, 2023	1	33,000	—	$13,426	5.3%
1Excludes intangible liabilities. The total aggregate initial investment was approximately $13.8 million, including $0.6 million in capitalized closing costs and acquisition costs and $0.2 million in assumed intangible liabilities and $0.4 million in other credits related to free rent and tenant improvements at 25th Place NE.
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

Development and Redevelopment Activity
As of June 30, 2023, we had seven properties under development or redevelopment that, upon completion, will consist of six buildings aggregating approximately 1.1 million square feet and one approximately 2.8 acre improved land parcel. Additionally, we owned approximately 62.7 acres of land entitled for future development that, upon completion, will consist of six buildings aggregating approximately 1.1 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment and the land entitled for future development as of June 30, 2023:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands) [2]	Estimated Stabilized Cap Rate [3]	Estimated Post-Development Square Feet	Estimated Post-Development Acreage	Estimated Stabilization Quarter	% Pre-leased June 30, 2023
Properties under development or redevelopment:
Countyline Phase IV
Countyline Building 38 [4]	$88,800	$31,884	5.0%	506,215	—	Q3 2024	100.0%
Countyline Building 39 [4]	42,632	16,617	6.0%	178,201	—	Q4 2024	—%
Countyline Building 40 [4]	41,968	15,319	6.0%	186,107	—	Q4 2024	26.7%
Countyline Building 41 [4]	41,400	35,964	5.1%	190,907	—	Q4 2023	100.0%
147th Street	18,060	7,517	6.1%	34,045	—	Q3 2024	—%
Maple III	26,980	23,132	5.5%	—	2.8	Q3 2024	—%
Paterson Plank III	35,583	21,209	4.2%	47,316	—	Q1 2025	—%
Total/Weighted Average	$295,423	$151,642	5.3%	1,142,791	2.8		65.3%

Land entitled for future development:
Countyline Phase IV
Countyline Phase IV Land [4]	277,900	91,942	6.0%	1,135,036	—	Q1 2025-Q4 2026	n/a
Total	$277,900	$91,942	6.0%	1,135,036	—		n/a
1Excludes below-market lease adjustments recorded at acquisition. Total expected investment for the properties includes the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
2Excludes below-market lease adjustments recorded at acquisition.
3Estimated stabilized cap rates, referred to herein as estimated stabilized cap rates, are calculated as estimated annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our other public filings.
4Collectively, “Countyline Phase IV”, a 121-acre project entitled for 2.2 million square feet of industrial distribution buildings located in Miami’s Countyline Corporate Park (“Countyline”), immediately adjacent to our seven buildings within Countyline. Countyline Phase IV, a landfill redevelopment adjacent to Florida’s Turnpike and the southern terminus of I-75, is expected to contain ten LEED-certified industrial distribution buildings at completion.

During the six months ended June 30, 2023, we completed redevelopment of one improved land parcel consisting of approximately 6.3 acres. The following table summarizes certain information with respect to the completed redevelopment property as of June 30, 2023:

Property Name	Location	Total Investment (in thousands) [1]	Estimated Stabilized Cap Rate [2]	Post-Development Square Feet	Post-Development Acreage	Completion Quarter
Berryessa	San Jose, CA	$26,296	4.9%	—	6.3	Q2 2023
1Total investment for the property includes the initial purchase price, buyer’s due diligence and closing costs, redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
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
Disposition Activity
During the six months ended June 30, 2023, we sold one property located in the Northern New Jersey/New York City market for a sales price of approximately $25.5 million, resulting in a gain of approximately $12.3 million.
The following summarizes the condensed results of operations of the property sold during the three and six months ended June 30, 2023 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Rental revenues	$75	$240	$310	$481
Tenant expense reimbursements	34	91	108	182
Property operating expenses	(40)	(95)	(130)	(187)
Depreciation and amortization	—	(109)	(63)	(217)
Income from operations	$69	$127	$225	$259
Public Offering
On February 13, 2023, we completed a public offering of 5,750,000 shares of common stock at a price per share of $62.50, which included the underwriters’ full exercise of their option to purchase an additional 750,000 shares. The net proceeds of the offering were approximately $355.9 million after deducting the underwriting discount and offering costs of approximately $3.5 million. We used the net proceeds for acquisitions.
ATM Program
We have an at-the-market equity offering program (the “$300 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $300.0 million ($81.7 million remaining as of June 30, 2023) in amounts and at times as we determine from time to time. We intend to use the net proceeds from the offering of the shares under the $300 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions, redevelopments and repayment of indebtedness, including borrowings under our revolving credit facility. During the three and six months ended June 30, 2023, we issued an aggregate of 617,106 and 967,106 shares, respectively, of common stock at a weighted average offering price of $62.75 and $62.95 per share, respectively, under the $300 Million ATM Program, resulting in net proceeds of approximately $38.2 million and $60.0 million, respectively, and paying total compensation to the applicable sales agents of approximately $0.6 million and $0.9 million, respectively.
Share Repurchase Program

We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2024. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2023, we had not repurchased any shares of our common stock pursuant to our share repurchase program.
Dividend and Distribution Activity
On August 1, 2023, our board of directors declared a cash dividend in the amount of $0.45 per share of our common stock payable on October 13, 2023 to the stockholders of record as of the close of business on September 29, 2023.
Contractual Commitments
As of August 1, 2023, we had three outstanding contracts with third-party sellers to acquire three industrial properties for a total purchase price of $67.4 million, as described under the heading “Material Cash Commitments” in this Quarterly Report on Form 10-Q. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
Inflation
The U.S. economy experienced a significant increase in inflation rates throughout 2022 and 2023. A wide variety of industries and sectors have been, and will continue to be, affected by increasing commodity prices. In recent years, inflation has increased construction costs, including tenant improvements and capital projects, goods and labor, and operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 59.1% of our total rentable square feet and improved land acreage expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 96.1% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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
The analysis of our results below for the three and six months ended June 30, 2023 and 2022 includes the changes attributable to same store properties. The same store pool for the comparison of the three and six months ended June 30, 2023 and 2022 includes all properties that were owned and in operation as of June 30, 2023 and since January 1, 2022 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of June 30, 2023. As of June 30, 2023, the same store pool consisted of 226 buildings aggregating approximately 13.2 million square feet representing approximately 83.7% of our total square feet owned and 37 improved land parcels consisting of approximately 127.1 acres representing approximately 76.6% of our total acreage owned. As of June 30, 2023, the non-same store properties, which we acquired, redeveloped, or sold during 2023 and 2022 or were held for sale or in development or redevelopment as of June 30, 2023, consisted of 31 buildings aggregating approximately 2.6 million square feet, nine improved land parcels consisting of approximately 38.7 acres, seven properties under development or redevelopment and approximately 62.7 acres of land entitled for future development. As of June 30, 2023 and 2022, our consolidated same store pool occupancy was approximately 98.4% and 97.1%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.
Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022:

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$52,153	$47,532	$4,621	9.7%
Non-same store operating properties [2]	11,318	4,929	6,389	129.6%
Total rental revenues	63,471	52,461	11,010	21.0%
Tenant expense reimbursements [1]
Same store	13,127	11,966	1,161	9.7%
Non-same store operating properties [2]	2,937	942	1,995	211.8%
Total tenant expense reimbursements	16,064	12,908	3,156	24.4%
Total revenues	79,535	65,369	14,166	21.7%
Property operating expenses
Same store	14,907	14,140	767	5.4%
Non-same store operating properties [2]	3,679	1,664	2,015	121.1%
Total property operating expenses	18,586	15,804	2,782	17.6%
Net operating income [3]
Same store	50,373	45,358	5,015	11.1%
Non-same store operating properties [2]	10,576	4,207	6,369	151.4%
Total net operating income	$60,949	$49,565	$11,384	23.0%
Other costs and expenses
Depreciation and amortization	18,232	15,288	2,944	19.3%
General and administrative	9,766	7,333	2,433	33.2%
Acquisition costs and other	27	1,027	(1,000)	(97.4)%
Total other costs and expenses	28,025	23,648	4,377	18.5%
Other income (expense)
Interest and other income	973	115	858	746.1%
Interest expense, including amortization	(5,900)	(5,047)	(853)	16.9%
Gain on sales of real estate investments	12,257	76,048	(63,791)	(83.9)%
Total other income (expense)	7,330	71,116	(63,786)	(89.7)%
Net income	$40,254	$97,033	$(56,779)	(58.5)%
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
2Includes 2023 and 2022 acquisitions and dispositions, nine improved land parcels, seven properties under development or redevelopment and approximately 62.7 acres of land entitled for future development as of June 30, 2023.
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

Revenues. Total revenues increased approximately $14.2 million for the three months ended June 30, 2023 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases, property acquisitions during 2023 and 2022 and increased occupancy in the same store pool. Cash rents on new and renewed leases totaling approximately 0.8 million square feet and 3.0 acres of improved land commencing during the three months ended June 30, 2023 increased approximately 59.2% compared to the previous rental rates for that same space. For the three months ended June 30, 2023 and 2022, approximately $2.3 million and $1.4 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.2 million and $0.1 million, respectively, was recorded in lease termination revenue.
Property operating expenses. Total property operating expenses increased approximately $2.8 million during the three months ended June 30, 2023 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $2.0 million attributable to property acquisitions during 2023 and 2022 as well as increases in insurance premiums and real estate taxes related to annual rate increases.
Depreciation and amortization. Depreciation and amortization increased approximately $2.9 million during the three months ended June 30, 2023 compared to the same period from the prior year primarily due to property acquisitions during 2023 and 2022.
General and administrative expenses. General and administrative expenses increased approximately $2.4 million during the three months ended June 30, 2023 compared to the same period from the prior year primarily due to increased compensation expenses including increased restricted stock amortization, LTIP expense and bonus expense, and an increase in the number of employees and salaries compared to the same period from the prior year.
Acquisition costs and other. Acquisition costs and other decreased approximately $1.0 million during the three months ended June 30, 2023 compared to the same period from the prior year primarily due to environmental remediation at our Avenue A property of approximately $1.0 million during the three months ended June 30, 2022.
Interest and other income. Interest and other income increased approximately $0.9 million for the three months ended June 30, 2023 compared to the same period from the prior year primarily due to higher interest rates on our cash and cash equivalent balances.
Interest expense, including amortization. Interest expense increased approximately $0.9 million for the three months ended June 30, 2023 compared to the same period from the prior year. This increase was primarily due to borrowing the full amount available under the $100.0 million unsecured term loan on September 2, 2022 and higher average interest rates on the unsecured term loans and credit facility during the three months ended June 30, 2023.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $63.8 million for the three months ended June 30, 2023 compared to the same period from the prior year. We recognized a gain of approximately $12.3 million from the sale of one property during the three months ended June 30, 2023, as compared to a gain of approximately $76.0 million from the sale of one property in the same period from the prior year.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022:

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$103,382	$94,192	$9,190	9.8%
Non-same store operating properties [2]	19,627	8,610	11,017	128.0%
Total rental revenues	123,009	102,802	20,207	19.7%
Tenant expense reimbursements [1]
Same store	26,214	24,611	1,603	6.5%
Non-same store operating properties [2]	4,963	1,991	2,972	149.3%
Total tenant expense reimbursements	31,177	26,602	4,575	17.2%
Total revenues	154,186	129,404	24,782	19.2%
Property operating expenses
Same store	30,246	29,401	845	2.9%
Non-same store operating properties [2]	6,721	3,279	3,442	105.0%
Total property operating expenses	36,967	32,680	4,287	13.1%
Net operating income [3]
Same store	99,350	89,402	9,948	11.1%
Non-same store operating properties [2]	17,869	7,322	10,547	144.0%
Total net operating income	$117,219	$96,724	$20,495	21.2%
Other costs and expenses
Depreciation and amortization	36,391	30,270	6,121	20.2%
General and administrative	19,086	14,860	4,226	28.4%
Acquisition costs and other	75	1,055	(980)	(92.9)%
Total other costs and expenses	55,552	46,185	9,367	20.3%
Other income (expense)
Interest and other income	2,936	236	2,700	1144.1%
Interest expense, including amortization	(13,275)	(10,128)	(3,147)	31.1%
Gain on sales of real estate investments	12,257	76,048	(63,791)	(83.9)%
Total other income (expense)	1,918	66,156	(64,238)	(97.1)%
Net income	$63,585	$116,695	$(53,110)	(45.5)%
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
2Includes 2022 and 2023 acquisitions and dispositions, nine improved land parcels, seven properties under development or redevelopment and approximately 62.7 acres of land entitled for future development as of June 30, 2023.
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

Revenues. Total revenues increased approximately $24.8 million for the six months ended June 30, 2023 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases, property acquisitions during 2023 and 2022 and increased occupancy in the same store pool. Cash rents on new and renewed leases totaling approximately 1.3 million square feet and 8.6 acres commencing during the six months ended June 30, 2023 increased approximately 64.3% compared to the prior year. For the six months ended June 30, 2023 and 2022, approximately $4.1 million and $3.2 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.2 million was recorded in lease termination revenue for both periods.
Property operating expenses. Total property operating expenses increased approximately $4.3 million during the six months ended June 30, 2023 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $3.4 million attributable to property acquisitions during 2023 and 2022 as well as increases in insurance premiums and real estate taxes related to annual rate increases.
Depreciation and amortization. Depreciation and amortization increased approximately $6.1 million during the six months ended June 30, 2023 compared to the same period from the prior year primarily due to property acquisitions during 2023 and 2022.
General and administrative expenses. General and administrative expenses increased approximately $4.2 million for the six months ended June 30, 2023 compared to the same period from the prior year primarily due to increased compensation expenses including increased restricted stock amortization, LTIP expense and bonus expense, and an increase in the number of employees and salaries compared to the same period from the prior year.
Acquisition costs and other. Acquisition costs and other decreased approximately $1.0 million during the six months ended June 30, 2023 compared to the same period from the prior year primarily due to environmental remediation at our Avenue A property of approximately $1.0 million during the six months ended June 30, 2022.
Interest and other income. Interest and other income increased approximately $2.7 million during the six months ended June 30, 2023 compared to the same period from the prior year primarily due to higher interest rates on our cash and cash equivalent balances.
Interest expense, including amortization. Interest expense increased approximately $3.1 million for the six months ended June 30, 2023 compared to the same period from the prior year. This increase was primarily due to borrowing the full amount available under the $100.0 million unsecured term loan on September 2, 2022 and higher average interest rates on the unsecured term loans and credit facility during the six months ended June 30, 2023.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $63.8 million for the six months ended June 30, 2023 compared to the same period from the prior year. We recognized a gain of approximately $12.3 million from the sale of one property during the six months ended June 30, 2023, as compared to a gain of approximately $76.0 million from the sale of one property in the same period from the prior year.
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

We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and perpetual preferred stock. Fitch Ratings assigned us an issuer rating of BBB with a positive outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize senior unsecured notes, term loans, credit facilities, dispositions of properties, and proceeds from the issuance of common stock and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value ratio.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our revolving credit facility. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund distributions in accordance with the REIT requirements of the federal income tax laws. In the near-term, we intend to fund future investments in properties, property developments and redevelopments and scheduled debt maturities with cash on hand, term loans, senior unsecured notes, mortgages, borrowings under our revolving credit facility, perpetual preferred and common stock issuances and, from time to time, property dispositions. We expect to meet our long-term liquidity requirements, including with respect to other investments in industrial properties, property acquisitions, property developments and redevelopments, renovations and expansions and scheduled debt maturities, through borrowings under our revolving credit facility, periodic issuances of common stock, perpetual preferred stock, and long-term unsecured and secured debt, and, from time to time, with proceeds from the disposition of properties. The success of our acquisition strategy may depend, in part, on our ability to obtain and borrow under our revolving credit facility and to access additional capital through issuances of equity and debt securities.
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Equity Sources of Liquidity
On February 13, 2023, we completed a public offering of 5,750,000 shares of common stock at a price per share of $62.50, which included the underwriters’ full exercise of their option to purchase an additional 750,000 shares. The net proceeds of the offering were approximately $355.9 million after deducting the underwriting discount and offering costs of approximately $3.5 million. We used the net proceeds for acquisitions.
The following sets forth certain information regarding our current at-the-market common stock offering program as of June 30, 2023:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$300 Million ATM Program	June 11, 2021	$300,000	$81,702
The following tables set forth the activity under our at-the-market common stock offering program during the three and six months ended June 30, 2023 and 2022:

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
June 30, 2023	617,106	$62.75	$38,164	$562
June 30, 2022	27,087	$76.03	$2,030	$29

For the Six Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
June 30, 2023	967,106	$62.95	$59,998	$883
June 30, 2022	27,087	$76.03	$2,030	$29

Debt Sources of Liquidity
As of June 30, 2023, we had $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of senior unsecured notes that mature in August 2030, and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”).
Our Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $400.0 million revolving credit facility that matures in August 2025, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of both June 30, 2023 and December 31, 2022, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.
The aggregate amount of the Amended Facility may be increased by up to an additional $500.0 million to a maximum amount not to exceed $1.1 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $400.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of June 30, 2023) for the revolving credit facility and 1.25% to 1.75% (1.25% as of June 30, 2023) for the term loans, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of June 30, 2023 and December 31, 2022.
As of June 30, 2023 and December 31, 2022, we held cash and cash equivalents totaling approximately $58.9 million and $26.4 million, respectively.
The following tables summarize our debt maturities and principal payments as of June 30, 2023 and our market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the six months ended June 30, 2023 and 2022 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2023 (6 months)	$—	$—	$—	$—
2024	—	—	100,000	100,000
2025	—	—	—	—
2026	—	—	50,000	50,000
2027	—	100,000	50,000	150,000
Thereafter	—	100,000	375,000	475,000
Total Debt	—	200,000	575,000	775,000
Deferred financing costs, net	—	(973)	(2,879)	(3,852)
Total Debt, net	$—	$199,027	$572,121	$771,148
Weighted average interest rate	n/a	6.4%	3.1%	4.0%

	As of June 30, 2023		As of June 30, 2022
Total Debt, net	$771,148		$733,059
Equity
Common Stock
Shares Outstanding [1]	83,750,716		75,546,968
Market Price [2]	$60.10		$55.73
Total Equity	5,033,418		4,210,233
Total Market Capitalization	$5,804,566		$4,943,292
Total Debt-to-Total Investments in Properties [3]	20.0%		22.5%
Total Debt-to-Total Market Capitalization [4]	13.3%		14.8%
Floating Rate Debt as a % of Total Debt [5]	25.8%		15.2%
Net Income	$63,585		$116,695
Adjusted EBITDA [6]	$107,912		$86,939
Interest Coverage [7]	8.1	x	8.6	x
Fixed Charge Coverage [8]	6.7	x	7.4	x
Total Debt-to-Adjusted EBITDA [9]	3.4	x	4.1	x
Weighted Average Maturity of Total Debt (years)	4.8		5.4

1Includes 373,897 and 292,524 shares of unvested restricted stock outstanding as of June 30, 2023 and 2022, respectively. Also includes 514,539 and 426,594 shares held in the Deferred Compensation Plan as of June 30, 2023 and 2022, respectively.
2Closing price of a share of our common stock on the New York Stock Exchange on June 30, 2023 and 2022, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, net of deferred financing costs, divided by total investments in properties.
4Total debt-to-total market capitalization is calculated as total debt, net of deferred financing costs, divided by total market capitalization.
5Floating rate debt as a percentage of total debt is calculated as floating rate debt, including premiums and net of deferred financing costs, divided by total debt, net of deferred financing costs.
6Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the six months ended June 30, 2023 and 2022, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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
9Total debt-to-Adjusted EBITDA is calculated as total debt, net of deferred financing costs, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2023:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2023	Common stock	$0.40	February 7, 2023	March 31, 2023	April 6, 2023
June 30, 2023	Common Stock	$0.40	May 2, 2023	June 30, 2023	July 14, 2023

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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $87.4 million for the six months ended June 30, 2023 compared to approximately $63.2 million for the six months ended June 30, 2022. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2023 and 2022, increased rents on new and renewed leases at our same store properties and increased occupancy in the same store pool.
Cash From Investing Activities. Net cash used in investing activities was approximately $406.5 million and $219.1 million for the six months ended June 30, 2023 and 2022, respectively, which consisted primarily of cash paid for property acquisitions of approximately $378.1 million and $277.0 million, respectively, additions to capital improvements of approximately $53.0 million and $48.9 million, respectively, and was partially offset by proceeds from dispositions of approximately $24.6 million and $106.8 million, respectively.
Cash From Financing Activities. Net cash provided by financing activities was approximately $351.1 million for the six months ended June 30, 2023, which consisted primarily of approximately $415.8 million in net proceeds from the issuance of common stock, partially offset by approximately $63.9 million in equity dividend payments. Net cash used in financing activities was approximately $38.6 million for the six months ended June 30, 2022, which consisted primarily of approximately $51.3 million in equity dividend payments, partially offset by a $12.0 million draw on our revolving credit facility and approximately $1.5 million in net proceeds from the issuance of common stock.
Critical Accounting Policies And Estimates
A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 and in the condensed notes to consolidated financial statements in this Quarterly Report on Form 10-Q.
Material Cash Commitments
As of August 1, 2023, we had three outstanding contracts with third-party sellers to acquire three industrial properties for a total purchase price of $67.4 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence and various closing conditions.
The following table summarizes our material cash commitments due by period as of June 30, 2023 (dollars in thousands):

Material Cash Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$—	$100,000	$300,000	$375,000	$775,000
Debt interest payments	18,015	30,405	24,375	16,835	89,630
Operating lease commitments	667	1,394	1,289	606	3,957
Purchase obligations [1]	67,375	—	—	—	67,375
Total	$86,057	$131,799	$325,664	$392,441	$935,962
1As of August 1, 2023
As of August 1, 2023, we executed one non-binding letter of intent with a third-party seller to acquire one industrial property for a total anticipated purchase price of approximately $27.5 million. In the normal course of our business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchase on the terms described or at all.
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
The following table reflects the calculation of FFO reconciled from net income for the three and six months ended June 30, 2023 and 2022 (dollars in thousands except per share data):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net income	$40,254	$97,033	$(56,779)	(58.5)%	$63,585	$116,695	$(53,110)	(45.5)%
Gain on sales of real estate investments	(12,257)	(76,048)	63,791	(83.9)%	(12,257)	(76,048)	63,791	(83.9)%
Depreciation and amortization	18,232	15,288	2,944	19.3%	36,391	30,270	6,121	20.2%
Non-real estate depreciation	(34)	(21)	(13)	61.9%	(66)	(44)	(22)	50.0%
Allocation to participating securities [1]	(206)	(144)	(62)	43.1%	(396)	(285)	(111)	38.9%
FFO attributable to common stockholders	$45,989	$36,108	$9,881	27.4%	$87,257	$70,588	$16,669	23.6%
Basic FFO per common share	$0.55	$0.48	$0.07	14.6%	$1.07	$0.94	$0.13	13.8%
Diluted FFO per common share	$0.55	$0.48	$0.07	14.6%	$1.07	$0.94	$0.13	13.8%
Basic weighted average common shares outstanding	83,116,241	75,250,655			81,514,960	75,225,233
Diluted weighted average common shares outstanding	83,116,241	75,340,872			81,761,199	75,310,343
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 374,514 and 295,247 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2023 and 2022, respectively, and 374,251 and 299,433 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2023 and 2022, respectively.

FFO increased by approximately $9.9 million and $16.7 million for the three and six months ended June 30, 2023, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2022 and 2023 as well as same store NOI growth of approximately $5.0 million and $9.9 million for the three and six months ended June 30, 2023, respectively, compared to the same periods from the prior year. The FFO increase was partially offset by increased weighted average common shares outstanding, increased interest expense due to higher average interest rates on the unsecured term loans and credit facility and increased general and administrative expenses. The increase in general and administrative expenses was primarily due to increased compensation expenses, including increased restricted stock amortization, LTIP expense and bonus expense, and an increase in the number of employees and salaries for the three and six months ended June 30, 2023 compared to the same periods from the prior year.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net income	$40,254	$97,033	$(56,779)	(58.5)%	$63,585	$116,695	$(53,110)	(45.5)%
Gain on sales of real estate investments	(12,257)	(76,048)	63,791	(83.9)%	(12,257)	(76,048)	63,791	(83.9)%
Depreciation and amortization	18,232	15,288	2,944	19.3%	36,391	30,270	6,121	20.2%
Interest expense, including amortization	5,900	5,047	853	16.9%	13,275	10,128	3,147	31.1%
Stock-based compensation	3,805	2,010	1,795	89.3%	6,843	4,839	2,004	41.4%
Acquisition costs and other	27	1,027	(1,000)	(97.4)%	75	1,055	(980)	(92.9)%
Adjusted EBITDA	$55,961	$44,357	$11,604	26.2%	$107,912	$86,939	$20,973	24.1%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of June 30, 2023 and since January 1, 2022 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of June 30, 2023. As of June 30, 2023, the same store pool consisted of 226 buildings aggregating approximately 13.2 million square feet representing approximately 83.7% of our total square feet owned and 37 improved land parcels containing approximately 127.1 acres representing approximately 76.6% of our total acreage owned. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net income [1]	$40,254	$97,033	$(56,779)	(58.5)%	$63,585	$116,695	$(53,110)	(45.5)%
Depreciation and amortization	18,232	15,288	2,944	19.3%	36,391	30,270	6,121	20.2%
General and administrative	9,766	7,333	2,433	33.2%	19,086	14,860	4,226	28.4%
Acquisition costs and other	27	1,027	(1,000)	(97.4)%	75	1,055	(980)	(92.9)%
Total other income and expenses	(7,330)	(71,116)	63,786	(89.7)%	(1,918)	(66,156)	64,238	(97.1)%
Net operating income	60,949	49,565	11,384	23.0%	117,219	96,724	20,495	21.2%
Less non-same store NOI [2]	(10,576)	(4,207)	(6,369)	151.4%	(17,869)	(7,322)	(10,547)	144.0%
Same store NOI	$50,373	$45,358	$5,015	11.1%	$99,350	$89,402	$9,948	11.1%
Less straight-line rents and amortization of lease intangibles [3]	(2,722)	(3,732)	1,010	(27.1)%	(5,558)	(7,822)	2,264	(28.9)%
Cash-basis same store NOI	$47,651	$41,626	$6,025	14.5%	$93,792	$81,580	$12,212	15.0%
Less termination fee income	—	(100)	100	n/a	(20)	(248)	228	(91.9)%
Cash-basis same store NOI excluding termination fees	$47,651	$41,526	$6,125	14.7%	$93,772	$81,332	$12,440	15.3%
1Includes approximately $0.2 million and $0.1 million of lease termination income for the three months ended June 30, 2023 and 2022, respectively, and approximately $0.2 million of lease termination income for both the six months ended June 30, 2023 and 2022.
2Includes 2022 and 2023 acquisitions and dispositions, nine improved land parcels, seven properties under development or redevelopment and approximately 62.7 acres of land entitled for future development.
3Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $6.0 million for the three months ended June 30, 2023 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases, contractual rent increases on pre-existing leases and increased occupancy in the same store pool. Additionally, at our Kent 188 and Kent 190 properties, the cash-basis NOI increased by approximately $0.6 million for the three months ended June 30, 2023 due to vacancy during the three months ended June 30, 2022. For the three months ended June 30, 2023 and 2022, total contractual rent abatements of approximately $1.5 million and $0.6 million, respectively, were given to certain tenants in the same store pool and approximately $0 and $0.1 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.7 million of the increase in cash-basis same store NOI for the three months ended June 30, 2023 related to properties that were acquired vacant or with near term expirations in 2021.
Cash-basis same store NOI increased by approximately $12.2 million for the six months ended June 30, 2023 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and increased occupancy in the same store pool. For the six months ended June 30, 2023 and 2022, total contractual rent abatements of approximately $2.3 million and $1.6 million, respectively, were given to certain tenants in the same-store pool and approximately $20,000 and $0.2 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $1.6 million of the increase in cash-basis same store NOI for the six months ended June 30, 2023 related to properties that were acquired vacant or with near term expirations in 2020.

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
As of June 30, 2023, we had $200.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on SOFR plus an applicable SOFR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 6.4% as of June 30, 2023. If the SOFR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Amended Facility as of June 30, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds.
(a)Not Applicable.
(b)Not Applicable.
(c)

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
April 1, 2023 - April 30, 2023	—		$—	n/a	n/a
May 1, 2023 - May 31, 2023	1,167		62.74	n/a	n/a
June 1, 2023 - June 30, 2023	—		—	n/a	n/a
Total	1,167	[1]	$62.74	n/a	n/a
1     Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.
Item 3.        Defaults Upon Senior Securities.
None.
Item 4.        Mine Safety Disclosures.
Not Applicable.
Item 5.        Other Information.
During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.    Exhibits

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated August 2, 2023.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated August 2, 2023.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated August 2, 2023.

32.1**	18 U.S.C. § 1350 Certification dated August 2, 2023.

32.2**	18 U.S.C. § 1350 Certification dated August 2, 2023.

32.3**	18 U.S.C. § 1350 Certification dated August 2, 2023.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

August 2, 2023	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

August 2, 2023	By:	/s/ Michael A. Coke
Michael A. Coke
President

August 2, 2023	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer (Principal Financial Officer)

August 2, 2023	By:	/s/ Melinda Weston
Melinda Weston
Chief Accounting Officer (Principal Accounting Officer)