Form 10-K
period 2023-12-31
Terreno Realty Corp
filed 2024-02-07
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold, as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter: $4,921,615,444. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute and admission that any such person is an affiliate of the Registrant).
The registrant had 87,995,761 shares of its common stock, $0.01 par value per share, outstanding as of February 5, 2024.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2023 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K
for the Year Ended December 31, 2023

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
•risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems;
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
PART I
Item 1.    Business.
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company” or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 76.8% of our total annualized base rent as of December 31, 2023), flex (including light industrial and research and development, or R&D) (approximately 3.7%), transshipment (approximately 7.1%) and improved land (approximately 12.4%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2023, we owned a total of 259 buildings aggregating approximately 16.0 million square feet, 45 improved land parcels consisting of approximately 152.4 acres, seven properties under development or redevelopment and approximately 62.7 acres of land entitled for future development. As of December 31, 2023, the buildings and improved land parcels were approximately 98.5% and 94.6% leased, respectively, to 580 customers, the largest of which accounted for approximately 3.6% of our total annualized base rent.
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
Industrial Facility General Characteristics
Warehouse / distribution (approximately 76.8% of our total annualized base rent as of December 31, 2023)

•Single and multiple tenant facilities that typically serve tenants greater than 10,000 square feet of space
•Generally less than 20% office space
•Typical clear height from 18 feet to 36 feet
•May include production/manufacturing areas
•Interior access via dock-high and/or grade-level doors
•Truck court for large and small truck distribution options, possibly including staging for a high volume of truck activity and/or trailer storage
Flex (including light industrial and R&D, approximately 3.7% of our total annualized base rent as of
December 31, 2023)

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
Transshipment (approximately 7.1% of our total annualized base rent as of December 31, 2023)

•Includes truck terminals and other transshipment facilities, which serve both single and multiple tenants
•Typically has a high number of dock-high doors, shallow bay depth and lower clear height
•Staging for a high volume of truck activity and trailer storage
Improved land (approximately 12.4% of our total annualized base rent as of December 31, 2023)

•Used for industrial outdoor storage, including truck, trailer and car parking
•May be redeveloped in the future

We selected our target markets by drawing upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory, geopolitical and physical constraints, changes in technology, e-commerce, the economic and environmental benefits of reducing vehicle miles traveled and other factors. We believe that our target markets have attractive long-term investment attributes. We target assets with characteristics that include, but are not limited to, the following:

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
We have no current intention to acquire undeveloped or unimproved industrial land or to pursue greenfield ground-up development. Nevertheless, we pursue development, redevelopment, renovation and expansion opportunities of properties that we own, acquire properties and improved land parcels with the intent to redevelop in the near-term, and acquire adjacent land to expand our existing facilities.
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
The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). Since inception in 2010, we have stabilized 118 properties.
We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 33 properties since inception in 2010 for an aggregate sales price of approximately $653.0 million and a total gain of approximately $286.9 million.
Competitive Strengths
We believe we distinguish ourselves from our competitors through the following competitive advantages:

•Focused Investment Strategy. We invest exclusively in six major coastal U.S. markets and focus on infill locations. We selected our six target markets based upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory, geopolitical and physical constraints, changes in technology, e-commerce, the economic and environmental benefits of reducing vehicle miles traveled and other factors. We have no current intention to acquire undeveloped or unimproved land or pursue greenfield ground-up development, but we pursue development, redevelopment, renovation and expansion activities.

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
•maintain a net debt-to-adjusted EBITDA ratio below 5.0x;
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
In addition to the discussion below, see “Item 1A. Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our audited consolidated financial statements and the related notes thereto for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.
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
In general, we utilize local third-party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues. As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (i) future laws or regulations will not impose material environmental liabilities on us, or (ii) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. We were not aware of any significant or material exposures as of December 31, 2023 or 2022.
General Uninsured Losses
We carry property and rental loss, liability and terrorism insurance. We believe that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, our properties are located, or may in the future be located, in areas that are subject to earthquake and flood activity. As a result, we have obtained, as applicable, limited earthquake and flood insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although we have obtained coverage for certain acts of terrorism, with policy specifications and insured limits that we believe are commercially reasonable, there can be no assurance that we will be able to collect under such policies. Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, a property. We were not aware of any significant or material exposures as of December 31, 2023 or 2022.
Employees and Human Capital
As of February 6, 2024, we had 42 employees. None of our employees is a member of any union or is subject to a collective bargaining agreement.
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
As an equal opportunity employer, we promote a consistent message of diversity and inclusion and reward our employees based on merit and their contributions. Since 2019, we have continued to increase our board diversity in terms of gender, underrepresented communities and work experience. We have designed an executive compensation program intended to (i) align the interests of our executives and stockholders, (ii) motivate our executives to manage our business to meet our near, medium and long-term objectives, (iii) assist in attracting and retaining talented and well-qualified executives, (iv) be competitive with other industrial REITs and (v) encourage and provide the opportunity for our executives to obtain meaningful ownership levels of our stock.
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

Item 1A.    Risk Factors.
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. If any of the following risks occur, our business, financial condition, results of operations and cash flows, our ability to satisfy our debt service obligations and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected. These risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Investors should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 2 and should also refer to our quarterly reports on Form 10-Q and current reports on Form 8-K for any material updates to these risk factors.

Risks Related to Our Business and Our Properties

Our long-term growth will depend, in part, upon future acquisitions of properties, and we may acquire properties that pose integration and other risks that could harm our business.

We intend to continue to acquire industrial properties in our six target markets. The acquisition of properties entails various risks, including the risks that our investments may not perform as well as we had expected, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. We may also own or acquire properties that are subject to contingent or pre-existing undisclosed liabilities including, but not limited to, liabilities for adverse environmental conditions, accrued but unpaid liabilities incurred in the ordinary course of business or tax liabilities. We may have no recourse, or only limited recourse, with respect to such unknown liabilities or may be unable to secure insurance coverage on the property in a sufficient amount to cover the liability, or at all. As a result, if a liability were asserted against us based upon ownership of any of these entities or properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flows. There is no assurance we would successfully overcome these risks or any other problems encountered with these acquisitions.

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

Any future pandemic, epidemic or outbreak of any highly infectious disease could have an adverse effect on our business, financial condition, results of operations and cash flows and the business, financial condition, results of operations and cash flows of our tenants.

The extent to which any future pandemic, epidemic or outbreak of any highly infectious disease, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted accurately, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Any future pandemic, epidemic or outbreak of any highly infectious disease may materially and adversely affect our businesses, financial condition, results of operations and cash flows and may also have the effect of heightening many of the risks described below and within this “Risk Factors” section, including:

•the complete or partial closure of, or other operational restrictions or other issues at, one or more of our properties resulting from government or tenant action could have a material adverse impact on our operations and those of our tenants and third-party property managers;
•reduced economic activity impacting the businesses, financial condition and liquidity of our tenants could cause one or more of our tenants, including certain significant tenants, or one or more of our third-party managers, to be unable to meet their rent payment or other obligations to us in full, or at all, to otherwise seek modifications of such obligations, including rent payment deferrals, or to file for bankruptcy protection;
•our inability to renew leases, lease vacant space, including vacant space from tenant defaults, or re-lease space as leases expire on favorable terms, or at all, which could result in lower rental revenues or cause interruptions or delays in the receipt, or non-receipt, of rental payments;
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

In addition to general regional, national and international economic conditions that may materially adversely affect our business and financial results, our operating performance may be materially adversely impacted by adverse economic conditions in the specific markets in which we operate and particularly in the markets in which we have significant concentrations of properties. For example, as of December 31, 2023, approximately 16.3% of our rentable square feet and approximately 44.6% of our improved land parcels were located in Northern New Jersey/New York City, representing a combined percentage of approximately 24.6% of our total annualized base rent. See “Item 2 - Properties” in this Annual Report on Form 10-K for additional information regarding our ownership of properties in our markets. Any downturn in the economy in the real estate market or any of the markets in which we own properties and any failure to accurately predict the timing of any economic improvement in these markets could cause our operations and our revenue and cash available for distribution to our stockholders to be materially adversely affected.

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

Our tenants, particularly those that are highly leveraged, could file for bankruptcy protection or become insolvent in the future. On October 16, 2023, DirectBuy Home Improvement, one of our top 20 customers, filed for Chapter 11 bankruptcy. We had fully reserved for all of their receivables as of December 31, 2023 and any ultimate recovery of past due rent is undetermined at this time. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy but the bankrupt tenant may be authorized to reject and terminate its lease with us. In such case, our claim against the bankrupt tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full. This shortfall could force us to find an alternative source of revenues to pay any mortgage loan or operating expenses on the property, adversely affect our cash flows and results of operations and could cause us to reduce the amount of distributions to stockholders.

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

Our development, redevelopment, renovation or expansion strategies may not be successful.

We may pursue development or redevelopment opportunities or construct expansions or improvements of industrial properties that we own. These activities are subject to risks, including, but not limited to, the risks that: we will expend money and time on projects that do not perform as expected; the actual construction or operating costs, including labor and material costs, will be higher than originally estimated; we may experience delays in obtaining construction materials; we may fail to obtain, or experience delays in obtaining, any necessary permits and authorizations; permits and authorizations may be subject to stringent conditions that could impede or delay our progress; we are unable to complete construction on the timeframe we expect, or at all; occupancy and rental rates may not meet expectations; and we may be unable to obtain financing on favorable terms, or at all, for such projects.

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

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.

Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. We face risks associated with security breaches, whether through cyber-attacks or intrusions, malware, computer viruses, attachments to e-mails, people with access or who gain access to our systems and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, which, in turn, may lead to increased costs to protect our network and systems. Additionally, third-party security events at our vendors or other service providers could impact our data and operations via unauthorized access to, or loss or other compromise of information or disruption of services. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, including but not limited to password protection, ongoing training modules throughout the year, frequent backups and a redundant data system, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could significantly disrupt the proper functioning of our networks and systems and, as a result, disrupt our operations, which could have a material adverse effect on our cash flow, financial condition and results of operations.

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

If adverse conditions in the credit markets, in particular with respect to real estate, materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in industrial properties, including our ability to realize our projections for growth, will be limited if we cannot obtain additional financing on favorable terms, or at all. In the future, we will rely on equity and debt financing, including issuances of common and perpetual preferred stock, borrowings under our revolving credit facility, term loans, issuances of unsecured debt securities and debt secured by individual properties or pools of properties, and recycling of capital to finance our acquisition, development, redevelopment, renovation and expansion activities and for working capital. If we are unable to obtain equity or debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. Any additional debt we incur will increase our leverage and likelihood of default. Market conditions may make it difficult to obtain additional financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

In addition, to qualify as a REIT, we are required to distribute at least 90% of our taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our stockholders, and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, development, redevelopment, renovation and expansion, if any, or other capital expenditures will be limited.

Debt service obligations could adversely affect our overall operating results, may require us to sell industrial properties and could adversely affect our ability to make distributions to our stockholders and the market price of our shares of common stock.

Our business strategy contemplates the use of both non-recourse secured debt and unsecured debt to finance long-term growth. As of December 31, 2023, we had total debt, net of deferred financing costs, of approximately $771.6 million, which consisted of revolving credit facility borrowings, term loan borrowings and senior unsecured note borrowings. While over the long term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 35% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. We also intend to maintain a fixed charge coverage ratio in excess of 2.0x and a net debt-to-adjusted EBITDA ratio below 5.0x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness but our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Our existing debt, and the incurrence of additional debt, could subject us to many risks, including the risks that:
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

Certain of our debt, such as our term loans and senior unsecured notes, require that the principal be repaid at the maturity of the loan in a “balloon payment.” As of December 31, 2023, the financing arrangements of our outstanding indebtedness could require us to make lump-sum or “balloon” payments of approximately $775.0 million at maturity dates that range from 2024 to 2031. If we do not have sufficient funds to repay existing or future debt at maturity, including debt under our credit facility, term loans and senior unsecured notes, it may be necessary to refinance the debt through additional debt or raise additional funds through equity financings. If the credit environment is constrained at the time of any refinancing, we could have a very difficult time refinancing debt on acceptable terms, or at all. For example, if prevailing interest rates or other factors result in higher interest rates on refinancings, the increase in interest expense would adversely affect our cash flows, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on new debt or disposing of one or more of our industrial properties on disadvantageous terms, potentially resulting in losses. We may also place mortgages on our properties that we own to secure a revolving credit facility or other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our industrial properties that may be pledged to secure our obligations to foreclosure.

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

In addition, throughout 2023, we observed economic and geopolitical uncertainty in the United States and abroad. If such uncertainty continues or is heightened, it could lead to sustained periods of economic slowdown or recession, continued inflation and higher interest rates or declining demand for real estate, and the occurrence of such events or public perception that any of these events may occur, would result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would materially adversely affect our financial condition and results of operations. Future terrorist attacks or wars may also result in declining economic activity, which could reduce the demand for, and the value of, our properties and adversely impact our tenants, including their ability to meet obligations under their leases. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our properties.

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

Government authorities and various interest groups are promoting laws and regulations relating to climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes, due to concerns over contributions to climate change. In addition, laws and regulations at the federal, state and local level aimed at increasing climate-related disclosures, including the rules proposed by the SEC and the legislation recently enacted in the state of California, may increase compliance and data collection costs if, and when, such laws and regulations become effective. Further, such laws and regulations may require us to make improvements to our existing properties or result in increased capital expenditures in order to comply with such regulations, as well as increased operating costs that we may not be able to effectively pass on to our tenants. In addition, such laws and regulations could impose substantial costs on our tenants, including, for example, an increase in the cost of the fuel and other energy purchased by our tenants. Any such increased costs could impact the financial condition of our tenants and their ability to meet their lease obligations and also affect our ability to lease or re-lease our properties.

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

The potential application of the prohibited transactions tax could cause us to forego potential dispositions of property or to forego other opportunities that might otherwise be attractive to us, or to hold investments or undertake such dispositions or other opportunities through a taxable REIT subsidiary (“TRS”), which would generally result in such TRS incurring corporate income taxes.

REIT distribution requirements could adversely affect our liquidity and may force us to borrow funds or sell assets during unfavorable market conditions.

In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our net taxable income including any net capital gain. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves, required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

Dividends payable by REITs generally do not qualify for reduced tax rates.

Currently, the maximum tax rate for qualified dividends payable to individual U.S. stockholders is 20%. Dividends payable by REITs, however, are generally not eligible for such reduced rates. However, for taxable years beginning before January 1, 2026, a deduction of up to 20% (subject to certain limitations) is available on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. Additionally, to the extent such dividends are attributable to certain dividends that we receive from a TRS, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. While we currently do not own an interest in a TRS, we may own such an interest in the future. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the total voting power or more than 10% of the total value, in each case, of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs and no more than 25% of the value of our assets can be represented by unsecured debt of publicly offered REITs, in each case, at the close of each calendar quarter. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of such quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.
Cyber Risk Management and Strategy
We rely on information technology in our operations, and any material failures, inadequacies, interruptions, security failures, social engineering attacks or cyber-attacks could harm our business. Management of cybersecurity risks is a component of our overall risk management strategy, which is overseen by our senior management team and our board of directors. We rely on a managed IT service provider with a longstanding relationship with the Company to help manage cybersecurity risks. Our managed IT service provider conducts testing of our controls and environment, including penetration testing, to identify and remediate cybersecurity risks.

We have an employee education program that is designed to raise awareness of cybersecurity threats to reduce our vulnerability as well as to encourage consideration of cybersecurity risks across functions. Before contracting with certain third parties, such as our local property managers, or purchasing third party technology or other solutions that involve exposure to sensitive company or tenant information, we conduct diligence on those third parties, which includes a security review. We maintain back-ups and disaster recovery plans to restore our information in the event of an incident.

Additionally, as a public company, we are subject to Sarbanes-Oxley Act (“SOX”) requirements and must undergo independent audits of information technology general controls in support of internal control over financial reporting.
Governance Related to Cybersecurity Risks
Our third-party managed IT service provider reports to our Chief Financial Officer, Chief Accounting Officer, and Chief Operating Officer on cybersecurity matters, including cybersecurity risks. These senior executives are involved in management of information security procedures and periodically brief the board of directors on information security matters.

Our board of directors plays an important role in our risk oversight and discharges its duties both as a full board and through its committees. Our board is involved in risk oversight through its direct decision-making authority with respect to certain significant matters and review of our overall business strategy, as well as indirectly through the further oversight of management delegated to each of the board’s committees. Our board of directors relies on management to bring significant matters impacting our company to its attention but has processes for receiving information regarding such matters and providing oversight.

As reflected in the audit committee charter, the audit committee oversees our processes and policies relating to certain risk assessment and risk management matters, including with respect to cybersecurity risks. The audit committee administers its risk oversight function by receiving periodic reports from members of senior management on areas of material risk to our company. Our audit committee discusses our cybersecurity program at least annually, receives updates on relevant developments and considers steps that our management has taken to monitor and seek to mitigate any risk exposures.
Item 2.        Properties.
As of December 31, 2023, we owned a total of 259 buildings aggregating approximately 16.0 million square feet, 45 improved land parcels consisting of approximately 152.4 acres, seven properties under development or redevelopment and approximately 62.7 acres of land entitled for future development. As of December 31, 2023, the buildings and improved land parcels were approximately 98.5% and 94.6% leased, respectively, to 580 customers, the largest of which accounted for approximately 3.6% of our total annualized base rent. The properties are located in Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution buildings, flex buildings (including light industrial and research and development, or R&D), transshipment buildings and improved land parcels. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in this Annual Report on Form 10-K for a general description of these types of industrial real estate. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K for a detailed listing of our properties.
The following table summarizes by type our investments in real estate as of December 31, 2023:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	225	$194,430	76.8%
Flex	14	9,381	3.7%
Transshipment	20	18,097	7.1%
Improved land	45	31,441	12.4%
Total	304	$253,349	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2023, multiplied by 12.

The following table summarizes by market our investments in real estate as of December 31, 2023:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	55	43	56	44	38	23	259
Rentable Square Feet	2,834,338	2,612,120	3,040,325	2,753,247	3,006,585	1,795,019	16,041,634
% of Total	17.6%	16.3%	19.0%	17.2%	18.7%	11.2%	100.0%
Occupancy % as of December 31, 2023 [4]	98.9%	99.7%	96.2%	97.5%	100.0%	99.3%	98.5%
Annualized Base Rent (in thousands) [1]	$37,986	$50,595	$44,966	$33,800	$31,549	$23,012	$221,908
% of Total	17.1%	22.8%	20.3%	15.2%	14.2%	10.4%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$13.55	$19.42	$15.38	$12.60	$10.49	$12.90	$14.04
Weighted Average Remaining Lease Term (Years) [2]	5.2	4.2	3.5	3.3	4.9	3.0	4.1

Investments in Improved Land
Number of Land Parcels	13	13	4	10	3	2	45
Acres	27.0	68.0	14.3	25.9	9.9	7.3	152.4
% of Total	17.7%	44.6%	9.4%	17.0%	6.5%	4.8%	100.0%
Occupancy % as of December 31, 2023	88.9%	92.4%	100.0%	100.0%	100.0%	100.0%	94.6%
Annualized Base Rent (in thousands) [1]	$7,766	$11,850	$2,799	$6,053	$1,898	$1,075	$31,441
% of Total	24.7%	37.7%	8.9%	19.3%	6.0%	3.4%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$7.44	$4.52	$4.80	$5.60	$4.41	$3.69	$5.18
Weighted Average Remaining Lease Term (Years) [2]	3.7	4.6	5.7	3.1	7.3	3.8	4.4

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$45,752	$62,445	$47,765	$39,853	$33,447	$24,087	$253,349
% of Total Annualized Base Rent [1]	18.1%	24.6%	18.9%	15.7%	13.2%	9.5%	100.0%
Gross Book Value (in thousands) [3]	$746,337	$813,382	$765,544	$608,519	$783,082	$330,976	$4,047,840
% of Total Gross Book Value	18.4%	20.1%	18.9%	15.0%	19.3%	8.3%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2023, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2023, weighted by the respective square footage.
3Includes seven properties under development or redevelopment that, upon completion, will consist of six buildings aggregating approximately 1.0 million square feet and one approximately 2.8-acre improved land parcel, and approximately 62.7 acres of land entitled for future development.
4Occupancy increased during the three months ended December 31, 2023 due, in part, to approximately 29,000 square feet of vacant space at our 1st Avenue property in Seattle being removed from the operating portfolio and repurposed as additional parking.
As of December 31, 2023, we owned seven properties under development or redevelopment that, upon completion, will consist of six buildings aggregating approximately 1.0 million square feet and one approximately 2.8-acre improved land parcel, and approximately 62.7 acres of land entitled for future development, with a total expected investment of approximately

$592.0 million, including redevelopment costs, capitalized interest and other costs.
The following table summarizes our capital expenditures incurred during the three months and years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2023	2022	2023	2022
Building improvements	$7,440	$6,165	$27,516	$40,337
Tenant improvements	1,386	252	5,959	11,533
Leasing commissions	2,454	4,410	11,821	19,584
Development, redevelopment, renovation and expansion	51,098	678	139,974	21,623
Total capital expenditures [1]	$62,378	$11,505	$185,270	$93,077
1Includes approximately $54.7 million and $6.2 million for the three months ended December 31, 2023 and 2022, respectively, and approximately $157.4 million and $61.1 million for the years ended December 31, 2023 and 2022, respectively, related to leasing acquired vacancy, redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 23 and 20 properties for the three months ended December 31, 2023 and 2022, respectively, and at 30 and 34 properties for the years ended December 31, 2023 and 2022, respectively.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 95.7% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of December 31, 2023 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Improved Land Acreage	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent [2]
1	Amazon.com	5	471,880	2.9%	2.8	$9,160	3.6%
2	FedEx Corporation	5	242,889	1.5%	7.7	5,181	2.0%
3	O'Neill Logistics	2	429,692	2.7%	—	4,403	1.7%
4	United States Government	8	300,732	1.9%	—	4,212	1.7%
5	Danaher	3	171,707	1.1%	—	4,078	1.6%
6	District of Columbia	8	245,888	1.5%	—	3,585	1.4%
7	DirectBuy Home Improvement [3]	1	230,891	1.4%	—	3,585	1.4%
8	International Cargo Terminals Inc.	1	31,601	0.2%	—	3,300	1.3%
9	Motivate LLC	3	101,234	0.6%	—	2,973	1.2%
10	Meta Platforms, Inc.	1	225,678	1.4%	—	2,811	1.1%
11	Lucid USA, Inc.	1	161,680	1.0%	—	2,598	1.0%
12	Northrop Grumman Systems Corporation	2	148,458	0.9%	—	2,417	1.0%
13	Sarcona Management Corporation	2	28,124	0.2%	4.9	2,295	0.9%
14	Port Kearny Security, Inc.	1	—	—%	16.9	2,280	0.9%
15	Triton Logistics Inc.	1	190,907	1.2%	—	2,273	0.9%
16	Bar Logistics, Inc.	2	243,513	1.5%	—	2,180	0.9%
17	L3 Harris Technologies, Inc.	2	170,114	1.1%	—	2,163	0.9%
18	B&B Granite Block Sales, LLC	1	—	—%	7.2	2,160	0.9%
19	JAM'N Logistics Inc.	1	110,336	0.7%	—	2,145	0.8%
20	Costco-Innovel Solutions LLC	1	219,910	1.4%	—	1,984	0.8%
	Total	51	3,725,234	23.2%	39.5	$65,783	26.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2023, multiplied by 12.
2Total annualized base rent is calculated as contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements, as of December 31, 2023, multiplied by 12.
3On October 16, 2023, DirectBuy Home Improvement filed for Chapter 11 bankruptcy and we had fully reserved for all receivables as of December 31, 2023. Any ultimate recovery of past due rent is undetermined at this time. In January 2024, we commenced redevelopment of and executed a short-term lease for the existing property with an e-commerce firm that will expire in January 2026.
The following tables summarize the anticipated lease expirations for leases in place as of December 31, 2023, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Buildings:
Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
2024 [1]	1,927,639	12.0%	$24,104	8.4%
2025	2,204,921	13.7%	34,196	12.0%
2026	3,054,968	19.0%	46,692	16.4%
2027	2,463,641	15.4%	40,968	14.4%
2028	1,963,572	12.2%	38,688	13.6%
Thereafter	4,190,133	26.2%	63,938	22.3%
Total	15,804,874	98.5%	$248,586	87.1%

Improved Land Parcels:
Year	Improved Land Acreage	% of Total Improved Land Acreage	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
2024 [4]	24.5	16.1%	$5,191	1.8%
2025	14.9	9.8%	3,626	1.3%
2026	17.9	11.7%	4,882	1.7%
2027	12.2	8.0%	4,156	1.5%
2028	14.8	9.6%	3,945	1.4%
Thereafter	60.1	39.4%	14,980	5.2%
Total	144.4	94.6%	$36,780	12.9%

Total Buildings and Improved Land Parcels:
Year	Total Annualized Base Rent (in thousands)[3]	% of Total Annualized Base Rent [3]
2024 [5]	$29,295	10.2%
2025	37,822	13.3%
2026	51,574	18.1%
2027	45,124	15.9%
2028	42,633	15.0%
Thereafter	78,918	27.5%
Total	$285,366	100.0%
1Includes leases that expire on or after December 31, 2023 and month-to-month leases totaling approximately 164,073 square feet.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of December 31, 2023, multiplied by 12.
3Total annualized base rent is calculated as contractual monthly base rent per the leases at expiration, for all buildings and/or improved land parcels, excluding any partial or full rent abatements, as of December 31, 2023, multiplied by 12.
4Includes leases that expire on or after December 31, 2023 and month-to-month leases totaling approximately 2.4 acres.
5Includes leases that expire on or after December 31, 2023 and month-to-month leases disclosed in footnotes 1 and 4 of the table.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of December 31, 2023, leases representing approximately 10.2% of the total annualized base rent of our portfolio are scheduled to expire during the year ending December 31, 2024. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2024 expirations will be above the rates currently being paid for the same space. Cash rent changes on new and renewed leases totaling approximately 0.3 million square feet and zero acres of improved land commencing during the three months ended December 31, 2023 were approximately 47.5% higher as compared to the previous rental rates for that same space, and cash rent changes on new and renewed leases totaling approximately 2.1 million square feet and 11.4 acres of improved land commencing during the year ended December 31, 2023 were approximately 55.5% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio for the operating portfolio of 75.6% and 57.7%, respectively, for the three months and year ended December 31, 2023. We had a tenant retention ratio for the improved land portfolio of 0% and 16.8%, respectively, for the three months and year ended December 31, 2023. We define tenant retention ratio as the square footage or acreage of all leases commenced during the period that are rented by existing tenants divided by the square footage or acreage of all expiring leases during the reporting period. The square footage or acreage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.
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
Item 4.        Mine Safety Disclosures.
Not Applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TRNO”. As of February 1, 2024, there were approximately 69,112 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.
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

Performance Graph
The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 31, 2018 to December 31, 2023 with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index and the FTSE Nareit Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on December 31, 2018 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2023
300.00
250.00
200.00
150.00
100.00
50.00
0.00
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
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

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
October 1, 2023 - October 31, 2023	—		$—	N/A	N/A
November 1, 2023 - November 30, 2023	144		54.47	N/A	N/A
December 1, 2023 - December 31, 2023	—		—	N/A	N/A
Total	144	[1]	$54.47	N/A	N/A

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
Overview
We acquire, own and operate industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 76.8% of our total annualized base rent as of December 31, 2023), flex (including light industrial and research and development, or R&D) (approximately 3.7%), transshipment (approximately 7.1%) and improved land (approximately 12.4%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2023, we owned a total of 259 buildings aggregating approximately 16.0 million square feet, 45 improved land parcels consisting of approximately 152.4 acres, seven properties under development or redevelopment and approximately 62.7 acres of land entitled for future development. As of December 31, 2023, our buildings and improved land parcels were approximately 98.5% and 94.6% leased, respectively, to 580 customers, the largest of which accounted for approximately 3.6% of our total annualized base rent.
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
We selected our target markets by drawing upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory, geopolitical and physical constraints, changes in technology, e-commerce, the economic and environmental benefits of reducing vehicle miles traveled and other factors. We believe that our target markets have attractive long term investment attributes. We target assets with characteristics that include, but are not limited to, the following:

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
We have no current intention to acquire undeveloped or unimproved industrial land or to pursue greenfield ground up development. Nevertheless, we pursue development, redevelopment, renovation and expansion opportunities of properties that we own, acquire properties and improved land parcels with the intent to redevelop in the near-term, and acquire adjacent land to expand our existing facilities.
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
We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value and/or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 33 properties since inception in 2010 for an aggregate sales price of approximately $653.0 million and a total gain of approximately $286.9 million.
2023 Developments
Acquisition Activity
During 2023, we acquired seven industrial properties for a total purchase price of approximately $484.0 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions, net proceeds from the issuance of common stock and debt. The following table sets forth the industrial properties we acquired during 2023:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Improved Land Acreage	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Countyline Phase IV [3]	Hialeah, FL	February 23, 2023	—	—	121.0	$173,600	5.7%
9th Street	Long Island City, NY	March 6, 2023	1	45,000	—	23,000	5.2%
Morton	Newark, CA	March 30, 2023	4	603,000	—	186,000	4.6%
25th Place NE	Washington DC	May 23, 2023	1	33,000	—	13,400	5.3%
East Garry Avenue [4]	Santa Ana, CA	September 6, 2023	—	—	4.9	14,800	5.1%
Santa Fe	Redondo Beach, CA	October 10, 2023	2	112,000	—	45,700	5.3%
Van Dyke	Red Hook, Brooklyn, NY	October 11, 2023	1	96,000	—	27,500	6.4%
Total/Weighted Average			9	889,000	125.9	$484,000	5.2%
1Excludes intangible liabilities. The total aggregate initial investment was approximately $512.5 million, including $6.1 million in capitalized closing costs and acquisition costs and $42.9 million in assumed intangible liabilities and $20.5 million in other credits related to near term capital expenditures, free rent and tenant improvements at multiple properties.
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
4East Garry Avenue is a 4.9-acre property that was placed into redevelopment upon acquisition. The property is expected to contain one approximately 92,000 square foot LEED-certified industrial distribution building at completion.
Development and Redevelopment Activity
As of December 31, 2023, we had seven properties under development or redevelopment that, upon completion, will consist of six buildings aggregating approximately 1.0 million square feet and one approximately 2.8-acre improved land parcel. Additionally, we owned approximately 62.7 acres of land entitled for future development that, upon completion, will consist of six buildings aggregating approximately 1.1 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment and the land entitled for future development as of December 31, 2023:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands) [2]	Estimated Stabilized Cap Rate [3]	Estimated Post-Development Square Feet	Estimated Post-Development Acreage	Estimated Stabilization Quarter	% Pre-leased December 31, 2023
Properties under development or redevelopment:
Countyline Phase IV
Countyline Building 38 [4]	$88,800	$71,431	5.0%	506,215	—	Q2 2024	100.0%
Countyline Building 39 [4]	43,802	34,604	5.8%	178,201	—	Q3 2024	—%	[5]
Countyline Building 40 [4]	41,968	33,220	6.0%	186,107	—	Q4 2024	76.7%
Maple III	28,071	23,857	4.4%	—	2.8	Q4 2024	—%
147th Street	18,095	10,694	6.1%	31,378	—	Q4 2024	—%
East Garry Avenue	40,553	19,839	5.1%	91,500	—	Q1 2025	100.0%
Paterson Plank III	35,042	25,940	4.3%	47,316	—	Q1 2025	—%
Total/Weighted Average	$296,331	$219,585	5.2%	1,040,717	2.8		71.1%

Land entitled for future development:
Countyline Phase IV
Countyline Phase IV Land [4]	295,700	101,044	6.0%	1,137,121	—	2025-2027	n/a
Total	$295,700	$101,044	6.0%	1,137,121	—		n/a
1Excludes below-market lease adjustments recorded at acquisition. Total expected investment for the properties includes the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
2Excludes below-market lease adjustments recorded at acquisition.
3Estimated stabilized cap rates are calculated as estimated annualized cash basis net operating income for the properties stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These estimated stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in this Annual Report on Form 10-K and in our other public filings.
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
5In January 2024, we pre-leased 100% of Countyline Building 39. The ten-year lease is an expansion of an existing tenant and will commence upon completion of the building.
During 2023, we completed development and redevelopment of two properties. The following table summarizes certain information with respect to the completed development and redevelopment properties during the year ended December 31, 2023:

Property Name	Location	Total Investment (in thousands) [1]	Estimated Stabilized Cap Rate [2]	Post-Development Square Feet	Post-Development Acreage	Completion Quarter
Berryessa	San Jose, CA	$26,296	4.9%	—	6.3	Q2 2023
Countyline Building 41	Hialeah, FL	41,200	5.1%	190,907	—	Q4 2023
Total/Weighted Average		$67,496	5.0%	190,907	6.3
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

We capitalized interest associated with development, redevelopment and expansion activities of approximately $8.5 million, $2.6 million and $0.7 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Disposition Activity
During the year ended December 31, 2023, we sold two properties located in the Northern New Jersey/New York City market for a total aggregate sales price of approximately $43.2 million, resulting in a gain of approximately $21.9 million, one property located in the Washington, D.C. market for a sales price of approximately $18.0 million, resulting in a gain of approximately $9.7 million and one property located in the Los Angeles market for a sales price of approximately $15.9 million, resulting in a gain of approximately $6.6 million.
The following summarizes the condensed results of operations of the properties sold during the year ended December 31, 2023 for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Rental revenues	$3,085	$2,780	$3,156
Tenant expense reimbursements	760	798	908
Property operating expenses	(826)	(1,060)	(1,103)
Depreciation and amortization	(555)	(1,120)	(969)
Income from operations	$2,464	$1,398	$1,992
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

ATM Program
We have an at-the-market equity offering program (the "$500 Million ATM Program") pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $500.0 million ($305.8 million remaining as of December 31, 2023) in amounts and at times as we determine from time to time. Prior to the implementation of the $500 Million ATM Program, we had a previous at-the-market equity program (the "$300 Million ATM Program"), which was substantially utilized as of September 5, 2023 and which is no longer active. We intend to use the net proceeds from the offering of the shares under the $500 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions, developments and redevelopments and repayment of indebtedness, including borrowings under our revolving credit facility. During 2023, we issued an aggregate of 5,152,279 shares of common stock at a weighted average offering price of $61.15 per share under the $300 Million ATM Program and the $500 Million ATM Program, resulting in net proceeds of approximately $310.5 million and paying total compensation to the applicable sales agents of approximately $4.6 million.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2024. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2023, we had not repurchased any shares of our common stock pursuant to our share repurchase program.
Dividend and Distribution Activity
On February 6, 2024, our board of directors declared a cash dividend in the amount of $0.45 per share of our common stock payable on April 5, 2024 to the stockholders of record as of the close of business on March 28, 2024.
The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2023:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2023	Common Stock	$0.40	February 7, 2023	March 31, 2023	April 6, 2023
June 30, 2023	Common Stock	$0.40	May 2, 2023	June 30, 2023	July 14, 2023
September 30, 2023	Common Stock	$0.45	August 1, 2023	September 29, 2023	October 13, 2023
December 31, 2023	Common Stock	$0.45	October 31, 2023	December 15, 2023	January 5, 2024
Contractual Commitments
As of February 6, 2024, we had one outstanding contract with a third-party seller to acquire one industrial property for a total purchase price of approximately $12.0 million, as described under the heading “Material Cash Commitments” in this Annual Report on Form 10-K. There is no assurance that we will acquire the property under contract because the proposed acquisition is subject to the completion of satisfactory due diligence and various closing conditions.
Outlook
Current operating conditions in our six markets for our business have slowed over the last year, yet remain good within our submarkets. We believe that on average, the rental rates we are likely to achieve on new or renewed leases for our 2024 expirations will be above the rates currently paid for the same space. However, new speculative development continues. This new development will slow potential rent growth from what it would be without such new development.

We see attractive acquisition opportunities. Nevertheless, our acquisition volume will be dependent on both the quality and pricing of the opportunity set and the price of our stock relative to net asset value (“NAV”). Those conditions, not knowable in advance, will determine our results. We will continue to sell assets and redeploy the capital to enhance NAV per share growth or return the capital to shareholders. We entered 2024 with our balance sheet exceedingly well positioned for growth as we have no balance outstanding on our $400.0 million revolving credit facility and a cash balance of approximately $165.4 million.

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
Inflation
The U.S. economy experienced a significant increase in inflation rates throughout 2022 and 2023. A wide variety of industries and sectors have been, and will continue to be, affected by increasing commodity prices. In recent years, inflation has increased construction costs, including tenant improvements and capital projects, goods and labor, and operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 72.5% of our total rentable square feet expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 95.7% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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
The analysis of our results below for the years ended December 31, 2023 and 2022 includes the changes attributable to same store properties. The same store pool for the comparison of the years ended December 31, 2023 and 2022 includes all properties that were owned and in operation as of December 31, 2023 and since January 1, 2022 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of December 31, 2023. As of December 31, 2023, the same store pool consisted of 224 buildings aggregating approximately 13.1 million square feet representing approximately 81.5% of our total square feet owned and 36 improved land parcels consisting of approximately 113.7 acres representing approximately 74.6% of our total acreage owned. As of December 31, 2023, the non-same store properties, which we acquired, developed or redeveloped, or sold during 2023 and 2022 or were held for sale or in development or redevelopment as of December 31, 2023, consisted of 35 buildings aggregating approximately 3.0 million square feet, nine improved land parcels consisting of approximately 38.7 acres, seven properties under development or redevelopment and approximately 62.7 acres of land entitled for future development. As of December 31, 2023 and 2022, our consolidated same store pool occupancy was approximately 98.5% and 98.8%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022:

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$208,555	$193,858	$14,697	7.6%
Non-same store operating properties [2]	46,840	25,490	21,350	83.8%
Total rental revenues	255,395	219,348	36,047	16.4%
Tenant expense reimbursements [1]
Same store	54,611	50,557	4,054	8.0%
Non-same store operating properties [2]	13,584	6,307	7,277	115.4%
Total tenant expense reimbursements	68,195	56,864	11,331	19.9%
Total revenues	323,590	276,212	47,378	17.2%
Property operating expenses
Same store	62,239	59,315	2,924	4.9%
Non-same store operating properties [2]	16,846	9,588	7,258	75.7%
Total property operating expenses	79,085	68,903	10,182	14.8%
Net operating income [3]
Same store	200,927	185,100	15,827	8.6%
Non-same store operating properties [2]	43,578	22,209	21,369	96.2%
Total net operating income	$244,505	$207,309	$37,196	17.9%
Other costs and expenses
Depreciation and amortization	73,219	65,763	7,456	11.3%
General and administrative	37,935	31,192	6,743	21.6%
Acquisition costs and other	218	1,465	(1,247)	(85.1)%
Total other costs and expenses	111,372	98,420	12,952	13.2%
Other income (expense)
Interest and other income	4,964	809	4,155	513.6%
Interest expense, including amortization	(24,796)	(23,850)	(946)	4.0%
Gain on sales of real estate investments	38,156	112,166	(74,010)	(66.0)%
Total other income (expense)	18,324	89,125	(70,801)	(79.4)%
Net income	$151,457	$198,014	$(46,557)	(23.5)%
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

Revenues. Total revenues increased approximately $47.4 million for the year ended December 31, 2023 compared to the prior year due primarily to increased revenue on new and renewed leases and property acquisitions during 2023 and 2022. Cash rents on new and renewed leases totaling approximately 2.1 million square feet and 11.4 acres commencing during the year ended December 31, 2023 increased approximately 55.5% compared to the prior year. For the years ended December 31, 2023 and 2022, approximately $7.7 million and $7.5 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.6 million and $0.9 million, respectively, was recorded in lease termination revenue.
Property operating expenses. Total property operating expenses increased approximately $10.2 million during the year ended December 31, 2023 compared to the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $7.3 million attributable to property acquisitions during 2023 and 2022 as well as increases in insurance premiums and real estate taxes related to annual rate increases.
Depreciation and amortization. Depreciation and amortization increased approximately $7.5 million during the year ended December 31, 2023 compared to the prior year primarily due to property acquisitions during 2023 and 2022.
General and administrative expenses. General and administrative expenses increased approximately $6.7 million for the year ended December 31, 2023 compared to the prior year primarily due to increased compensation expenses including increased restricted stock amortization, LTIP expense and bonus expense, and an increase in the number of employees and salaries compared to the prior year.
Acquisition costs and other. Acquisition costs and other decreased approximately $1.2 million during the year ended December 31, 2023 compared to the prior year primarily due to environmental remediation at our Avenue A property of approximately $1.0 million during the year ended December 31, 2022.
Interest and other income. Interest and other income increased approximately $4.2 million during the year ended December 31, 2023 compared to the prior year primarily due to higher interest rates on our cash and cash equivalent balances.
Interest expense, including amortization. Interest expense increased approximately $0.9 million for the year ended December 31, 2023 compared to the prior year. This was primarily due to higher average interest rates on the unsecured term loans and credit facility, partially offset by an increase in capitalized interest for the development and redevelopment properties during the year ended December 31, 2023.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $74.0 million for the year ended December 31, 2023 compared to the prior year. We recognized an aggregate gain of approximately $38.2 million from the sale of four properties during the year ended December 31, 2023, as compared to an aggregate gain of approximately $112.2 million from the sale of four properties in the prior year.
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021:
Discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021 was included in our Annual Report on Form 10-K for the year ended December 31, 2022 on page 39 under Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with the SEC on February 8, 2023.
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
•maintain a net debt-to-adjusted EBITDA ratio below 5.0x;
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
The following sets forth certain information regarding our current at-the-market common stock offering program as of December 31, 2023:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$500 Million ATM Program	September 6, 2023	$500,000	$305,815
The following table sets forth the activity under our at-the-market common stock offering programs during the years ended December 31, 2023 and 2022, respectively:

For the Year Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
December 31, 2023	5,152,279	$61.15	$310,502	$4,569
December 31, 2022	1,286,125	$61.31	$77,707	$1,143

Debt Sources of Liquidity
As of December 31, 2023, we had $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of senior unsecured notes that mature in August 2030, and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”).
Our Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $400.0 million revolving credit facility that matures in August 2025, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of both December 31, 2023 and December 31, 2022, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.
The aggregate amount of the Amended Facility may be increased by up to an additional $500.0 million to a maximum amount not to exceed $1.1 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $400.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of December 31, 2023) for the revolving credit facility and 1.25% to 1.75% (1.25% as of December 31, 2023) for the term loans, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, we held cash and cash equivalents totaling approximately $165.4 million and $26.4 million, respectively.
The following tables summarize our debt maturities and principal payments as of and for the year ended December 31, 2023, and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the years ended December 31, 2023 and 2022 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2024	$—	$—	$100,000	$100,000
2025	—	—	—	—
2026	—	—	50,000	50,000
2027	—	100,000	50,000	150,000
2028	—	100,000	100,000	200,000
Thereafter	—	—	275,000	275,000
Total Debt	—	200,000	575,000	775,000
Deferred financing costs, net	—	(855)	(2,582)	(3,437)
Total Debt, net	$—	$199,145	$572,418	$771,563
Weighted average interest rate	n/a	6.6%	3.1%	4.0%

	As of December 31, 2023		As of December 31, 2022
Total Debt, net	$771,563		$770,818
Equity
Common Stock
Shares Outstanding [1]	87,995,761		76,881,147
Market Price [2]	$62.67		$56.87
Total Equity	5,514,694		4,372,231
Total Market Capitalization	$6,286,257		$5,143,049
Total Debt-to-Total Investments in Properties [3]	19.1%		22.7%
Total Debt-to-Total Market Capitalization [4]	12.3%		15.0%
Floating Rate Debt as a % of Total Debt [5]	25.8%		25.8%
Net Income	$151,457		$198,014
Adjusted EBITDA [6]	$225,000		$187,097
Interest Coverage [7]	9.1	x	7.8	x
Fixed Charge Coverage [8]	6.8	x	7.1	x
Net Debt-to-Adjusted EBITDA [9]	2.6	x	3.6	x
Weighted Average Maturity of Total Debt (years)	4.3		5.3

1Includes 419,057 and 356,632 shares of unvested restricted stock outstanding as of December 31, 2023 and 2022, respectively. Also includes 508,663 and 417,665 shares held in the Deferred Compensation Plan as of December 31, 2023 and 2022, respectively.
2Closing price of a share of our common stock on the New York Stock Exchange on December 29, 2023 and December 30, 2022, respectively, in dollars per share.
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
6Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the years ended December 31, 2023 and 2022, respectively. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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
9Net debt-to-Adjusted EBITDA is calculated as total debt, net of deferred financing costs and cash and cash equivalents, divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.

The following tables set forth the cash dividends paid or payable per share during the years ended December 31, 2023 and 2022:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2023	Common Stock	$0.40	February 7, 2023	March 31, 2023	April 6, 2023
June 30, 2023	Common Stock	$0.40	May 2, 2023	June 30, 2023	July 14, 2023
September 30, 2023	Common Stock	$0.45	August 1, 2023	September 29, 2023	October 13, 2023
December 31, 2023	Common Stock	$0.45	October 31, 2023	December 15, 2023	January 5, 2024

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2022	Common Stock	$0.34	February 8, 2022	March 25, 2022	April 8, 2022
June 30, 2022	Common Stock	$0.34	May 3, 2022	June 30, 2022	July 14, 2022
September 30, 2022	Common Stock	$0.40	August 2, 2022	September 30, 2022	October 14, 2022
December 31, 2022	Common Stock	$0.40	November 1, 2022	December 30, 2022	January 13, 2023
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $179.7 million for the year ended December 31, 2023 compared to approximately $143.2 million for the year ended December 31, 2022. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2023 and 2022 and increased rents on new and renewed leases at our same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $570.4 million and $337.7 million for the years ended December 31, 2023 and 2022, respectively, which consisted primarily of cash paid for property acquisitions of approximately $466.8 million and $407.6 million, respectively, additions to capital improvements of approximately $176.6 million and $92.2 million, respectively, and was partially offset by proceeds from dispositions of approximately $73.1 million and $162.1 million, respectively.
Cash From Financing Activities. Net cash provided by financing activities was approximately $528.9 million for the year ended December 31, 2023, which consisted primarily of approximately $666.3 million in net proceeds from the issuance of common stock, partially offset by approximately $135.9 million in equity dividend payments. Net cash provided by financing activities was approximately $17.7 million for the year ended December 31, 2022, which consisted primarily of borrowing the full amount available under the new $100.0 million unsecured term loan and approximately $77.7 million in net proceeds from the issuance of common stock, partially offset by payment of a $50.0 million tranche of the Senior Unsecured Notes, and approximately $107.4 million in equity dividend payments.
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
Capitalization of Costs. We capitalize costs directly related to the development, redevelopment, renovation and expansion of our investment in real estate. Costs associated with such projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the development, redevelopment or expansion project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes and insurance, if appropriate. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. Costs incurred for maintaining and repairing properties, which do not extend their useful lives, are expensed as incurred.
Interest is capitalized based on actual capital expenditures from the period when development, redevelopment, renovation or expansion commences until the asset is ready for its intended use, at the weighted average borrowing rate during the period.
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
Material Cash Commitments
As of February 6, 2024, we had one outstanding contract with a third-party seller to acquire one industrial property for a total purchase price of approximately $12.0 million. There is no assurance that we will acquire the property under contract because the proposed acquisition is subject to due diligence and various closing conditions.

The following table summarizes our material cash commitments due by period as of December 31, 2023 (dollars in thousands):

Material Cash Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$100,000	$50,000	$350,000	$275,000	$775,000
Debt interest payments	18,015	28,530	22,215	11,863	80,623
Operating lease commitments	677	1,415	1,167	365	3,624
Purchase obligations [1]	12,000	—	—	—	12,000
Total	$130,692	$79,945	$373,382	$287,228	$871,247
1As of February 6, 2024
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
We compute FFO in accordance with standards established by Nareit, which defines FFO as net income (loss) (determined in accordance with GAAP), excluding gains (losses) from sales of property and impairment write-downs of depreciable real estate, plus depreciation and amortization on real estate assets and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). We believe that presenting FFO provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified non-cash items, such as real estate depreciation and amortization and gain or loss on sale of assets.
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
The following table reflects the calculation of FFO reconciled from net income for the three months and years ended December 31, 2023, 2022 and 2021 (dollars in thousands except per share data):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Net income	$57,557	$58,880	$(1,323)	(2.2)%	$58,880	$32,259	$26,621	82.5%
Gain on sales of real estate investments	(25,899)	(36,118)	10,219	(28.3)%	(36,118)	(13,442)	(22,676)	168.7%
Depreciation and amortization	18,583	18,536	47	0.3%	18,536	13,707	4,829	35.2%
Non-real estate depreciation	(40)	(16)	(24)	150.0%	(16)	(22)	6	(27.3)%
Allocation to participating securities [1]	(243)	(192)	(51)	26.6%	(192)	(126)	(66)	52.4%
FFO attributable to common stockholders	$49,958	$41,090	$8,868	21.6%	$41,090	$32,376	$8,714	26.9%
Basic FFO per common share	$0.58	$0.54	$0.04	7.4%	$0.54	$0.44	$0.10	22.7%
Diluted FFO per common share	$0.58	$0.54	$0.04	7.4%	$0.54	$0.44	$0.10	22.7%
Basic weighted average common shares outstanding	85,550,842	76,048,579			76,048,579	73,380,519
Diluted weighted average common shares outstanding	85,647,463	76,145,382			76,145,382	73,735,244

	For the Year Ended December 31,				For the Year Ended December 31,
	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Net income	$151,457	$198,014	$(46,557)	(23.5)%	$198,014	$87,254	$110,760	126.9%
Gain on sales of real estate investments	(38,156)	(112,166)	74,010	(66.0)%	(112,166)	(16,627)	(95,539)	574.6%
Depreciation and amortization	73,219	65,763	7,456	11.3%	65,763	50,687	15,076	29.7%
Non-real estate depreciation	(147)	(72)	(75)	104.2%	(72)	(74)	2	(2.7)%
Allocation to participating securities [1]	(876)	(656)	(220)	33.5%	(656)	(428)	(228)	53.3%
FFO attributable to common stockholders	$185,497	$150,883	$34,614	22.9%	$150,883	$120,812	$30,071	24.9%
Basic FFO per common share	$2.23	$2.00	$0.23	11.5%	$2.00	$1.71	$0.29	17.0%
Diluted FFO per common share	$2.22	$2.00	$0.22	11.0%	$2.00	$1.71	$0.29	17.0%
Basic weighted average common shares outstanding	83,169,028	75,498,107			75,498,107	70,534,202
Diluted weighted average common shares outstanding	83,371,099	75,586,480			75,586,480	70,793,670

1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 419,230, 356,796 and 288,976 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2023, 2022 and 2021, respectively, and 393,059, 322,866 and 245,075 of weighted average unvested restricted shares outstanding for the years ended December 31, 2023, 2022 and 2021, respectively.
FFO increased by approximately $8.9 million and $34.6 million for the three months and year ended December 31, 2023, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2022 and 2023 as well as same store NOI growth of approximately $3.0 million and $15.8 million for the three months and year ended December 31, 2023, respectively, compared to the same periods from the prior year. The FFO increase was partially offset by increased weighted average common shares outstanding, increased interest expense due to higher average interest rates on the unsecured term loans and credit facility and increased general and administrative expenses. In addition, approximately $0.2 million and $0.6 million of bad debt expense related to DirectBuy Home Improvement was recorded for the three months and year ended December 31, 2023, respectively. During the three months ended December 31, 2022, we wrote off $2.0 million in below market leases related to early lease terminations at multiple properties and during the year ended December 31, 2022, acquisition costs and other increased due to environmental remediation at our Avenue A property.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months and years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Net income	$57,557	$58,880	$(1,323)	(2.2)%	$58,880	$32,259	$26,621	82.5%
Gain on sales of real estate investments	(25,899)	(36,118)	10,219	(28.3)%	(36,118)	(13,442)	(22,676)	168.7%
Depreciation and amortization	18,583	18,536	47	0.3%	18,536	13,707	4,829	35.2%
Interest expense, including amortization	5,707	7,457	(1,750)	(23.5)%	7,457	5,207	2,250	43.2%
Stock-based compensation	3,343	2,653	690	26.0%	2,653	2,547	106	4.2%
Acquisition costs and other	92	374	(282)	(75.4)%	374	—	374	n/a
Adjusted EBITDA	$59,383	$51,782	$7,601	14.7%	$51,782	$40,278	$11,504	28.6%

	For the Year Ended December 31,				For the Year Ended December 31,
	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Net income	$151,457	$198,014	$(46,557)	(23.5)%	$198,014	$87,254	$110,760	126.9%
Gain on sales of real estate investments	(38,156)	(112,166)	74,010	(66.0)%	(112,166)	(16,627)	(95,539)	574.6%
Depreciation and amortization	73,219	65,763	7,456	11.3%	65,763	50,687	15,076	29.7%
Interest expense, including amortization	24,796	23,850	946	4.0%	23,850	18,054	5,796	32.1%
Stock-based compensation	13,466	10,171	3,295	32.4%	10,171	9,554	617	6.5%
Acquisition costs	218	1,465	(1,247)	(85.1)%	1,465	172	1,293	751.7%
Adjusted EBITDA	$225,000	$187,097	$37,903	20.3%	$187,097	$149,094	$38,003	25.5%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of December 31, 2023 and since January 1, 2022 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of December 31, 2023. As of December 31, 2023, the same store pool consisted of 224 buildings aggregating approximately 13.1 million square feet representing approximately 81.5% of our total square feet owned and 36 improved land parcels containing approximately 113.7 acres representing approximately 74.6% of our total acreage owned. The same store pool for the comparison of the three months and years ended December 31, 2022 and 2021 includes all properties that were owned and in operation as of December 31, 2022 and since January 1, 2021 and excludes properties that were either disposed of prior to, held for sale to a third-party or in development or redevelopment as of December 31, 2022. As of December 31, 2022, the same store pool consisted of 197 buildings aggregating approximately 12.1 million square feet representing approximately 79.4% of our total square feet owned and 24 improved land parcels containing approximately 91.5 acres representing approximately 56.7% of our total acreage owned. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months and years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended December 31,						For the Three Months Ended December 31,
	2023		2022		$ Change	% Change	2022		2021		$ Change	% Change
Net income [1]	$57,557		$58,880		$(1,323)	(2.2)%	$58,880		$32,259		$26,621	82.5%
Depreciation and amortization	18,583		18,536		47	0.3%	18,536		13,707		4,829	35.2%
General and administrative	9,730		8,193		1,537	18.8%	8,193		7,716		477	6.2%
Acquisition costs and other	92		374		(282)	(75.4)%	374		—		374	n/a
Total other income and expenses	(21,127)		(29,059)		7,932	(27.3)%	(29,059)		(8,372)		(20,687)	247.1
Net operating income	64,835		56,924		7,911	13.9%	56,924		45,310		11,614	25.6%
Less non-same store NOI	(12,675)	[2]	(7,807)	[2]	(4,868)	62.4%	(15,927)	[3]	(6,797)	[3]	(9,130)	134.3%
Same store NOI	$52,160	[4]	$49,117	[4]	$3,043	6.2%	$40,997	[5]	$38,513	[5]	$2,484	6.4%
Less straight-line rents and amortization of lease intangibles [6]	(2,021)		(4,254)		2,233	(52.5)%	(1,381)		(2,652)		1,271	(47.9)%
Cash-basis same store NOI	$50,139		$44,863		$5,276	11.8%	$39,616		$35,861		$3,755	10.5%
Less termination fee income	(155)		(551)		396	(71.9)%	(77)		(148)		71	(48.0)%
Cash-basis same store NOI excluding termination fees	$49,984		$44,312		$5,672	12.8%	$39,539		$35,713		$3,826	10.7%
1Includes approximately $0.2 million, $0.6 million and $0.1 million of lease termination income for the three months ended December 31, 2023, 2022 and 2021, respectively.
2Includes 2022 and 2023 acquisitions and dispositions, nine improved land parcels, seven properties under development or redevelopment and approximately 62.7 acres of land entitled for future development.
3Includes 2021 and 2022 acquisitions and dispositions, 22 improved land parcels and three properties under development or redevelopment.
4Includes $0.2 million and $0.6 million of lease termination income for the three months ended December 31, 2023 and 2022, respectively.
5Includes $0.1 million of lease termination income for both the three months ended December 31, 2022 and 2021.
6Includes straight-line rents and amortization of lease intangibles for the same store pool only.

	For the Year Ended December 31,						For the Year Ended December 31,
	2023		2022		$ Change	% Change	2022		2021		$ Change	% Change
Net income [1]	$151,457		$198,014		$(46,557)	(23.5)%	$198,014		$87,254		$110,760	126.9%
Depreciation and amortization	73,219		65,763		7,456	11.3%	65,763		50,687		15,076	29.7%
General and administrative	37,935		31,192		6,743	21.6%	31,192		26,964		4,228	15.7%
Acquisition costs and other	218		1,465		(1,247)	(85.1)%	1,465		172		1,293	751.7%
Total other income and expenses	(18,324)		(89,125)		70,801	(79.4)%	(89,125)		605		(89,730)	n/a
Net operating income	244,505		207,309		37,196	17.9%	207,309		165,682		41,627	25.1%
Less non-same store NOI	(43,578)	[2]	(22,209)	[2]	(21,369)	96.2%	(48,152)	[3]	(17,479)	[3]	(30,673)	175.5%
Same store NOI [4]	$200,927	[4]	$185,100	[4]	$15,827	8.6%	$159,157	[5]	$148,203	[5]	$10,954	7.4%
Less straight-line rents and amortization of lease intangibles [6]	(10,009)		(16,564)		6,555	(39.6)%	(7,402)		(11,006)		3,604	(32.7)%
Cash-basis same store NOI	$190,918		$168,536		$22,382	13.3%	$151,755		$137,197		$14,558	10.6%
Less termination fee income	(293)		(896)		603	(67.3)%	(422)		(764)		342	(44.8)%
Cash-basis same store NOI excluding termination fees	$190,625		$167,640		$22,985	13.7%	$151,333		$136,433		$14,900	10.9%
1Includes approximately $0.6 million, $0.9 million and $1.0 million of lease termination income for the years ended December 31, 2023, 2022 and 2021, respectively.
2Includes 2022 and 2023 acquisitions and dispositions, nine improved land parcels, seven properties under development or redevelopment and approximately 62.7 acres of land entitled for future development.
3Includes 2021 and 2022 acquisitions and dispositions, 22 improved land parcels and three properties under development or redevelopment.
4Includes approximately $0.3 million and $0.9 million of lease termination income for the years ended December 31, 2023 and 2022, respectively.
5Includes approximately $0.4 million and $0.8 million of lease termination income for the years ended December 31, 2022 and 2021, respectively.
6Includes straight-line rents and amortization of lease intangibles for the same store pool only.
Cash-basis same store NOI increased by approximately $5.3 million for the three months ended December 31, 2023 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and contractual rent increases on pre-existing leases. For the three months ended December 31, 2023 and 2022, total contractual rent abatements of approximately $0.3 million and $1.3 million, respectively, were given to certain tenants in the same store pool and approximately $0.2 million and $0.6 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.3 million of the increase in cash-basis same store NOI for the three months ended December 31, 2023 related to properties that were acquired vacant or with near term expirations in 2021.
Cash-basis same store NOI increased by approximately $22.4 million for the year ended December 31, 2023 compared to the prior year primarily due to increased rental revenue on new and renewed leases. For the years ended December 31, 2023 and 2022, total contractual rent abatements of approximately $3.2 million and $4.3 million, respectively, were given to certain tenants in the same-store pool and approximately $0.3 million and $0.9 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $2.0 million of the increase in cash-basis same store NOI for the year ended December 31, 2023 related to properties that were acquired vacant or with near term expirations in 2021.

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
As of December 31, 2023, we had $200.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on SOFR plus an applicable SOFR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 6.6% as of December 31, 2023. If the SOFR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Amended Facility as of December 31, 2023.
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
Terreno Realty Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment, management of Terreno Realty Corporation determined that, as of December 31, 2023, the company’s internal control over financial reporting is effective based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K (which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2023).

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Terreno Realty Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule listed in the Index at Item 15 and our report dated February 7, 2024 expressed an unqualified opinion thereon.

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
Seattle, Washington
February 7, 2024

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.        Other Information.
On February 6, 2024, Linda Assante informed us that she would not stand for re-election at our 2024 Annual Meeting of Stockholders (the “Annual Meeting”) in order to focus on other commitments. Ms. Assante will continue to serve on our board of directors and maintain her committee memberships through the Annual Meeting. Ms. Assante’s decision not to stand for re-election was not the result of any disagreement with us on any matter relating to our operations, policies or practices.
During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.
Part III

Item 10.     Directors, Executive Officers and Corporate Governance.
The information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

Item 11.     Executive Compensation.
The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services.
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

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

Item 16.     Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Terreno Realty Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2024 expressed an unqualified opinion thereon.

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

Valuation of acquired properties
Description of the Matter
During the year ended December 31, 2023, the Company completed seven real estate acquisitions for a total purchase price of $484 million. The properties were acquired from unrelated third parties. As further discussed in Notes 2 and 4 of the consolidated financial statements, the transactions were accounted for as asset acquisitions. The purchase price for each acquisition was allocated to the individual acquired assets and liabilities based on their relative fair values.

Auditing the Company’s real estate acquisitions is complex and required the involvement of a valuation specialist due to the judgments and estimates in determining the fair value of the components of each acquisition. The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases.

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
Seattle, Washington
February 7, 2024

Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	December 31, 2023	December 31, 2022

ASSETS
Investments in real estate
Land	$1,995,494	$1,850,860
Buildings and improvements	1,561,532	1,372,473
Construction in progress	343,485	51,896
Intangible assets	147,329	123,545
Total investments in properties	4,047,840	3,398,774
Accumulated depreciation and amortization	(384,480)	(323,631)
Net investments in properties	3,663,360	3,075,143
Cash and cash equivalents	165,400	26,393
Restricted cash	836	1,690
Other assets, net	75,081	61,215
Total assets	$3,904,677	$3,164,441
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable, net	199,145	198,993
Senior unsecured notes, net	572,418	571,825
Security deposits	32,934	27,454
Intangible liabilities, net	84,718	55,873
Dividends payable	39,052	30,753
Accounts payable and other liabilities	61,783	49,692
Total liabilities	990,050	934,590
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 87,487,098 and 76,463,482 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	876	765
Additional paid-in capital	2,849,961	2,167,276
Common stock held in deferred compensation plan, 508,663 and 417,665 shares at December 31, 2023 and December 31, 2022, respectively.	(31,788)	(26,462)
Retained earnings	95,578	88,272
Total stockholders’ equity	2,914,627	2,229,851
Total liabilities and equity	$3,904,677	$3,164,441
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)

	For the Year Ended December 31,
	2023	2022	2021
REVENUES
Rental revenues and tenant expense reimbursements	$323,590	$276,212	$221,930
Total revenues	323,590	276,212	221,930
COSTS AND EXPENSES
Property operating expenses	79,085	68,903	56,248
Depreciation and amortization	73,219	65,763	50,687
General and administrative	37,935	31,192	26,964
Acquisition costs and other	218	1,465	172
Total costs and expenses	190,457	167,323	134,071
OTHER INCOME (EXPENSE)
Interest and other income	4,964	809	822
Interest expense, including amortization	(24,796)	(23,850)	(18,054)
Gain on sales of real estate investments	38,156	112,166	16,627
Total other income (expense)	18,324	89,125	(605)
Net income	151,457	198,014	87,254
Allocation to participating securities	(712)	(854)	(311)
Net income available to common stockholders	$150,745	$197,160	$86,943
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$1.81	$2.61	$1.23
Net income available to common stockholders - diluted	$1.81	$2.61	$1.23
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	83,169,028	75,498,107	70,534,202
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	83,371,099	75,586,480	70,793,670
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Net income	$151,457	$198,014	$87,254
Other comprehensive income:
Cash flow hedge adjustment	—	—	183
Comprehensive income	$151,457	$198,014	$87,437
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings	Accumulated Other Comprehensive Loss
	Number of Shares	Amount						Total
Balance as of December 31, 2020	68,376,364	$686	$1,589,301	139,224	$(7,546)	$5,926	$(183)	$1,588,184
Net income	—	—	—	—	—	87,254	—	87,254
Issuance of common stock, net of issuance costs of $6,123	6,736,455	66	463,680	—	—	—	—	463,746
Forfeiture of common stock related to employee awards	(776)	—	—	—	—	—	—	—
Common shares acquired related to employee awards	(6,534)	—	(582)	—	—	—	—	(582)
Issuance of restricted stock	99,569	—	—	—	—	—	—	—
Stock-based compensation	—	—	9,554	—	—	—	—	9,554
Common stock dividends ($1.26 per share)	—	—	—	—	—	(90,376)	—	(90,376)
Deposits to deferred compensation plan	(136,503)	—	7,651	136,503	(7,651)	—	—	—
Other comprehensive income	—	—	—	—	—	—	183	183
Balance as of December 31, 2021	75,068,575	752	2,069,604	275,727	(15,197)	2,804	—	2,057,963
Net income	—	—	—	—	—	198,014	—	198,014
Issuance of common stock, net of issuance costs of $1,557	1,444,156	13	77,281	—	—	—	—	77,294
Forfeiture of common stock related to employee awards	(29,391)	—	—	—	—	—	—	—
Common shares acquired related to employee awards	(14,823)	—	(1,045)	—	—	—	—	(1,045)
Issuance of restricted stock	136,903	—	—	—	—	—	—	—
Stock-based compensation	—	—	10,171	—	—	—	—	10,171
Common stock dividends ($1.48 per share)	—	—	—	—	—	(112,546)	—	(112,546)
Deposits to deferred compensation plan, net of withdrawals	(141,938)	—	11,265	141,938	(11,265)	—	—	—
Balance as of December 31, 2022	76,463,482	765	2,167,276	417,665	(26,462)	88,272	—	2,229,851
Net income	—	—	—	—	—	151,457	—	151,457
Issuance of common stock, net of issuance costs of $5,830	11,012,883	111	665,406	—	—	—	—	665,517
Forfeiture of common stock related to employee awards	(6,989)	—	—	—	—	—	—	—
Common shares acquired related to employee awards	(23,854)	—	(1,513)	—	—	—	—	(1,513)
Issuance of restricted stock	132,574	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,466	—	—	—	—	13,466
Common stock dividends ($1.70 per share)	—	—	—	—	—	(144,151)	—	(144,151)
Deposits to deferred compensation plan, net of withdrawals	(90,998)	—	5,326	90,998	(5,326)	—	—	—
Balance as of December 31, 2023	87,487,098	$876	$2,849,961	508,663	$(31,788)	$95,578	$—	$2,914,627
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$151,457	$198,014	$87,254
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(8,469)	(9,353)	(8,683)
Amortization of lease intangibles	(13,922)	(16,271)	(7,686)
Depreciation and amortization	73,219	65,763	50,687
Gain on sales of real estate investments	(38,156)	(112,166)	(16,627)
Deferred financing cost amortization	1,545	1,371	1,335
Stock-based compensation	13,466	10,171	9,554
Changes in assets and liabilities
Other assets	(6,599)	(1,368)	(3,669)
Accounts payable and other liabilities	7,136	7,049	20,043
Net cash provided by operating activities	179,677	143,210	132,208
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(466,840)	(407,558)	(644,956)
Proceeds from sales of real estate investments, net	73,077	162,145	41,082
Additions to construction in progress	(123,570)	(25,638)	(11,274)
Additions to buildings, improvements and leasing costs	(53,055)	(66,611)	(51,290)
Net cash used in investing activities	(570,388)	(337,662)	(666,438)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	671,347	78,851	462,386
Issuance costs on issuance of common stock	(5,038)	(1,163)	(5,683)
Repurchase of common stock related to employee awards	(1,513)	(1,045)	(582)
Borrowings on credit facility	82,000	208,000	75,000
Payments on credit facility	(82,000)	(208,000)	(75,000)
Borrowings on term loans payable	—	100,000	—
Borrowings on senior unsecured notes	—	—	275,000
Payments on senior unsecured notes	—	(50,000)	—
Payments on mortgage loan payable	—	—	(11,271)
Payment of deferred financing costs	(80)	(1,498)	(4,027)
Dividends paid to common stockholders	(135,852)	(107,411)	(84,628)
Net cash provided by financing activities	528,864	17,734	631,195
Net increase (decrease) in cash and cash equivalents and restricted cash	138,153	(176,718)	96,965
Cash and cash equivalents and restricted cash at beginning of year	28,083	204,801	107,836
Cash and cash equivalents and restricted cash at end of year	$166,236	$28,083	$204,801
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$31,713	$25,219	$15,144
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	26,912	18,158	16,873
Non-cash issuance of common stock to the deferred compensation plan	(5,326)	(11,265)	(7,651)
Lease liability arising from recognition of right-of-use asset	—	1,192	3,287
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$512,531	$422,298	$681,970
Assumption of other assets and liabilities	(45,691)	(14,740)	(37,014)
Net cash paid for property acquisitions	$466,840	$407,558	$644,956
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Notes to Consolidated Financial Statements
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these notes to the consolidated financial statements are unaudited. As of December 31, 2023, the Company owned 259 buildings aggregating approximately 16.0 million square feet, 45 improved land parcels consisting of approximately 152.4 acres, seven properties under development or redevelopment and approximately 62.7 acres of land entitled for future development.
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
Capitalization of Costs. The Company capitalizes costs directly related to the development, redevelopment, renovation and expansion of its investment in real estate. Costs associated with such projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the development, redevelopment, renovation or expansion project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, real estate taxes and insurance, if appropriate. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. Costs incurred for maintaining and repairing properties, which do not extend their useful lives, are expensed as incurred.
Interest is capitalized based on actual capital expenditures from the period when development, redevelopment, renovation or expansion commences until the asset is ready for its intended use, at the weighted average borrowing rate during the period.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the years ended December 31, 2023, 2022 or 2021.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $13.9 million, $16.3 million and $7.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of December 31, 2023 was 6.5 years. As of December 31, 2023 and 2022, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	December 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$143,444	$(93,476)	$49,968	$119,959	$(83,222)	$36,737
Above-market leases	3,885	(3,463)	422	3,586	(3,558)	28
Below-market leases	(137,047)	52,329	(84,718)	(95,638)	39,765	(55,873)
Total	$10,282	$(44,610)	$(34,328)	$27,907	$(47,015)	$(19,108)

Projected net amortization of the intangible assets and liabilities for the next five years and thereafter as of December 31, 2023 is as follows (dollars in thousands):

2024	$250
2025	(1,739)
2026	(2,686)
2027	(3,061)
2028	(3,015)
Thereafter	(24,077)
Total	$(34,328)

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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Beginning
Cash and cash equivalents at beginning of year	$26,393	$204,404	$107,180
Restricted cash	1,690	397	656
Cash and cash equivalents and restricted cash	28,083	204,801	107,836
Ending
Cash and cash equivalents at end of year	165,400	26,393	204,404
Restricted cash	836	1,690	397
Cash and cash equivalents and restricted cash	166,236	28,083	204,801
Net increase (decrease) in cash and cash equivalents and restricted cash	$138,153	$(176,718)	$96,965

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
As of December 31, 2023 and 2022, approximately $56.1 million and $48.0 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $1.2 million and $0.6 million as of December 31, 2023 and 2022, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of accumulated amortization in the aggregate of approximately $13.5 million and $11.9 million as of December 31, 2023 and 2022, respectively.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of December 31, 2023 and 2022, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of December 31, 2023, include years 2019 to 2022 for federal purposes.
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
As of December 31, 2023, the Company owned 43 buildings aggregating approximately 2.6 million square feet and 13 improved land parcels consisting of approximately 68.0 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 24.6% of its annualized base rent. Such annualized base rent is based on contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements as of December 31, 2023, multiplied by 12.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent for the years ended 2023, 2022 and 2021.
Note 4. Investments in Real Estate
During the year ended December 31, 2023, the Company acquired seven industrial properties with a total initial investment, including acquisition costs, of approximately $512.5 million, of which $325.8 million was recorded to land, $156.6 million to buildings and improvements, and $30.1 million to intangible assets. Additionally, the Company assumed $46.3 million in liabilities.
The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2023:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Improved Land Acreage	Purchase Price (in thousands)[1]
Countyline Phase IV [2]	Hialeah, FL	February 23, 2023	—	—	121.0	$173,600
9th Street	Long Island City, NY	March 6, 2023	1	45,000	—	23,000
Morton	Newark, CA	March 30, 2023	4	603,000	—	186,000
25th Place NE	Washington DC	May 23, 2023	1	33,000	—	13,400
East Garry Avenue [3]	Santa Ana, CA	September 6, 2023	—	—	4.9	14,800
Santa Fe	Redondo Beach, CA	October 10, 2023	2	112,000	—	45,700
Van Dyke	Red Hook, Brooklyn, NY	October 11, 2023	1	96,000	—	27,500
Total/Weighted Average			9	889,000	125.9	$484,000
1Excludes intangible liabilities. The total aggregate initial investment was approximately $512.5 million, including $6.1 million in capitalized closing costs and acquisition costs and $42.9 million in assumed intangible liabilities and $20.5 million in other credits related to near term capital expenditures, free rent and tenant improvements at various properties.
2Countyline Phase IV is a 121-acre project entitled for 2.2 million square feet of industrial distribution buildings located in Miami’s Countyline Corporate Park (“Countyline”), immediately adjacent to the Company’s seven buildings within Countyline. Countyline Phase IV, a landfill redevelopment adjacent to Florida’s Turnpike and the southern terminus of I-75, is expected to contain ten LEED-certified industrial distribution buildings at completion.
3East Garry Avenue is a 4.9-acre property that was placed into redevelopment upon acquisition. The property is expected to contain one approximately 92,000 square foot LEED-certified industrial distribution building at completion.
The Company recorded revenues and net income for the year ended December 31, 2023 of approximately $14.8 million and $4.9 million, respectively, related to the 2023 acquisitions.
During the year ended December 31, 2022, the Company acquired 20 industrial properties with a total initial investment, including acquisition costs, of approximately $422.3 million, of which $316.0 million was recorded to land, $94.4 million to buildings and improvements, and $11.9 million to intangible assets. Additionally, the Company assumed $17.1 million in liabilities.
The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2022:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Improved Land Acreage	Purchase Price (in thousands) [1]
Countyline 29 & 30	Hialeah, FL	February 9, 2022	2	407,000	—	$73,200
33rd Place	Bellevue, WA	February 23, 2022	2	29,000	1.2	13,040
NE 91st	Redmond, WA	April 8, 2022	2	32,000	—	9,780
87 Doremus	Newark, NJ	April 18, 2022	—	—	9.7	17,300
3660 Thomas Road	Santa Clara, CA	May 4, 2022	1	135,000	—	54,600
127 Doremus Avenue	Newark, NJ	May 19, 2022	—	—	2.4	11,900
3660 Fee Ana	Anaheim, CA	May 24, 2022	—	—	2.1	15,000
332 Hindry Avenue	Inglewood, CA	May 25, 2022	1	19,000	—	9,280
8320-8400 Isis Avenue	Los Angeles, CA	May 25, 2022	1	40,000	—	17,902
Teagarden	San Leandro, CA	June 1, 2022	5	104,000	—	34,600
293 Roanoke Avenue	Newark, NJ	June 7, 2022	—	—	1.8	13,000
8660 Willows Road	Redmond, WA	June 17, 2022	—	—	3.5	19,900
8050 NW 90th St	Medley, FL	July 5, 2022	—	—	6.7	20,000
4857 W 147th St	Hawthorne, CA	August 2, 2022	—	—	1.3	6,500
19500 South Alameda St	Rancho Dominguez, CA	August 3, 2022	—	—	3.0	32,075
3091 East Coronado St	Anaheim, CA	September 6, 2022	—	—	1.2	7,325
7045 NW 46th St	Miami, FL	October 24, 2022	1	16,000	—	4,703
5401 West 104th St	Los Angeles, CA	November 1, 2022	1	26,000	—	17,000
629 Henry	Elizabeth, NJ	November 29, 2022	1	23,000	—	15,350
14805 S Maple Ave	Rancho Dominguez, CA	December 30, 2022	—	—	2.8	22,358
Total/Weighted Average			17	831,000	35.7	$414,813
1Excludes intangible liabilities. The total aggregate initial investment was approximately $422.3 million, including $13.0 million in capitalized closing costs and acquisition costs and $14.1 million in assumed intangible liabilities and $19.6 million in other credits related to near term capital expenditures at the Countyline 29 & 30 properties.
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

As of December 31, 2023, the Company had seven properties under redevelopment that, upon completion, will consist of six buildings aggregating approximately 1.0 million square feet and one approximately 2.8-acre improved land parcel. Additionally, the Company owned approximately 62.7 acres of land entitled for future development that, upon completion, will consist of six buildings aggregating approximately 1.1 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment and the land entitled for future development as of December 31, 2023:

Property Name	Location	Total Expected Investment (in thousands) [1]	Estimated Post-Development Square Feet	Estimated Post-Development Acreage
Properties under development or redevelopment:
Countyline Phase IV
Countyline Building 38 [2]	Hialeah, FL	$88,800	506,215	—
Countyline Building 39 [2]	Hialeah, FL	43,802	178,201	—
Countyline Building 40 [2]	Hialeah, FL	41,968	186,107	—
Maple III	Rancho Dominguez, CA	28,071	—	2.8
147th Street	Hawthorne, CA	18,095	31,378	—
East Garry Avenue	Santa Ana, CA	40,553	91,500	—
Paterson Plank III	Carlstadt, NJ	35,042	47,316	—
Total		$296,331	1,040,717	2.8

Land entitled for future development:
Countyline Phase IV
Countyline Phase IV Land [2]	Hialeah, FL	295,700	1,137,121	—
Total		$295,700	1,137,121	—
1Excludes below-market lease adjustments recorded at acquisition. Total expected investment for the properties include the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
2Collectively, “Countyline Phase IV”, a 121-acre project entitled for 2.2 million square feet of industrial distribution buildings located in Countyline, immediately adjacent to the Company’s seven buildings within Countyline. Countyline Phase IV, a landfill redevelopment adjacent to Florida’s Turnpike and the southern terminus of I-75, is expected to contain ten LEED-certified industrial distribution buildings at completion.
During 2023, the Company completed development and redevelopment activities for two properties. The following table summarizes certain information with respect to the completed redevelopment properties as of December 31, 2023:

Property Name	Location	Total Investment (in thousands) [1]	Post-Development Square Feet	Post-Development Acreage	Completion Quarter
Berryessa	San Jose, CA	$26,296	—	6.3	Q2 2023
Countyline Building 41	Hialeah, FL	41,200	190,907	—	Q4 2023
Total/Weighted Average		$67,496	190,907	—
1Total investment for the properties includes the initial purchase price, buyer’s due diligence and closing costs, redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.

The Company capitalized interest associated with development, redevelopment and expansion activities of approximately $8.5 million, $2.6 million and $0.7 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Note 5. Held for Sale/Disposed Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of December 31, 2023, the Company did not have any properties held for sale.
During the year ended December 31, 2023, the Company sold two properties located in the Northern New Jersey/New York City market for a total aggregate sales price of approximately $43.2 million, resulting in a gain of approximately $21.9 million, one property located in the Washington, D.C. market for a sales price of approximately $18.0 million, resulting in a gain of approximately $9.7 million and one property located in the Los Angeles market for a sales price of approximately $15.9 million, resulting in a gain of approximately $6.6 million.
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
Note 6. Debt
As of both December 31, 2023 and December 31, 2022, the Company had $775.0 million of unsecured debt and no secured debt. The following table summarizes the components of the Company’s indebtedness as of December 31, 2023 and 2022 (dollars in thousands):

	2023	2022	Margin Above SOFR	Interest Rate [1]	Contractual Maturity Date
Unsecured Debt:
Credit Facility	$—	$—	1.1% [2]	n/a	8/20/2025
5-Year Term Loan	100,000	100,000	1.3% [2]	6.6%	1/15/2027
5-Year Term Loan	100,000	100,000	1.3% [2]	6.6%	1/15/2028
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	3.8%	7/14/2024
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [3]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [3]	100,000	100,000	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [3]	125,000	125,000	n/a	2.4%	8/17/2030
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	2.8%	7/15/2031
Total Unsecured Debt	775,000	775,000
Less: Unamortized debt issuance costs	(3,437)	(4,182)
Total	$771,563	$770,818
1Reflects the contractual interest rate under the terms of each loan as of December 31, 2023. Excludes the effects of unamortized debt issuance costs.
2The interest rates on these loans are comprised of the Secured Overnight Financing Rate (“SOFR”) plus a SOFR margin. The SOFR margins will range from 1.10% to 1.55% (1.10% as of December 31, 2023) for the revolving credit facility and 1.25% to 1.75% (1.25% as of December 31, 2023) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment.
3Collectively, the “Senior Unsecured Notes”.

The Company’s Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $400.0 million revolving credit facility that matures in August 2025, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of both December 31, 2023 and December 31, 2022, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.

The aggregate amount of the Amended Facility may be increased by up to an additional $500.0 million to a maximum amount not to exceed $1.1 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $400.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of December 31, 2023) for the revolving credit facility and 1.25% to 1.75% (1.25% as of December 31, 2023) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of December 31, 2023 and 2022.
The scheduled principal payments of the Company’s debt as of December 31, 2023 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2024	$—	$—	$100,000	$100,000
2025	—	—	—	—
2026	—	—	50,000	50,000
2027	—	100,000	50,000	150,000
2028	—	100,000	100,000	200,000
Thereafter	—	—	275,000	275,000
Total debt	—	200,000	575,000	775,000
Deferred financing costs, net	—	(855)	(2,582)	(3,437)
Total debt, net	$—	$199,145	$572,418	$771,563
Weighted average interest rate	n/a	6.6%	3.1%	4.0%
Note 7. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of December 31, 2023. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2024	$248,905
2025	238,909
2026	206,494
2027	157,881
2028	115,596
Thereafter	268,754
Total	$1,236,539

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
Financial Instruments Disclosed at Fair Value
As of December 31, 2023 and 2022, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.
The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of December 31, 2023 and 2022 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
December 31, 2023	$721,269	$—	$721,269	$—	$771,563
December 31, 2022	$700,926	$—	$700,926	$—	$770,818
Note 9. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the "$500 Million ATM Program") pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million ($305.8 million remaining as of December 31, 2023) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $500 Million ATM Program, the Company had two previous at-the-market equity offering programs (the "$300 Million ATM Program", and the "Previous $300 Million ATM Program"), which were substantially utilized as of September 5, 2023 and June 10, 2021, respectively, and are no longer active. Actual sales under the $500 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the year ended December 31, 2023, the Company issued an aggregate of 5,152,279 shares of common stock at a weighted average offering price of $61.15 per share under the $300 Million ATM Program and the $500 Million ATM Program, resulting in net proceeds of approximately $310.5 million and paying total compensation to the applicable sales agents of approximately $4.6 million. During the year ended December 31, 2022, the Company issued an aggregate of 1,286,125 shares of common stock at a weighted average offering price of $61.31 per share under the $300 Million ATM Program, resulting in net proceeds of approximately $77.7 million and paying total compensation to the applicable sales agents of approximately $1.1 million. During the year ended December 31, 2021, the Company issued an aggregate of 2,569,771 shares of common stock at a weighted average offering price of $63.23 per share under the Previous $300 Million ATM Program and the $300 Million ATM Program, resulting in net proceeds of approximately $160.1 million, and paying total compensation to the applicable sales agents of approximately $2.4 million.
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

On November 8, 2021, the Company completed a public offering of 3,500,000 shares of common stock at a price per share of $74.50. On November 10, 2021, the Company sold an additional 525,000 shares upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds of the offering were approximately $296.5 million after deducting the underwriting discount and offering costs of approximately $3.3 million. The Company used the net proceeds for general corporate purposes, which included, without limitation, working capital, repayment of indebtedness, future acquisitions and redevelopments.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2024. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2023, the Company had not repurchased any shares of common stock pursuant to its share repurchase program.
In connection with the Annual Meeting of Stockholders on May 2, 2023, the Company granted a total of 12,480 unrestricted shares of the Company's common stock to its independent directors under the 2019 Plan with a grant date fair value per share of $60.10. The grant date fair value of the common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.8 million in compensation costs for the year ended December 31, 2023 related to this issuance.
The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the years ended December 31, 2023, 2022 and 2021, 96,874, 150,867 and 136,503 shares of common stock, respectively, were deposited into the Deferred Compensation Plan. During the years ended December 31, 2023, 2022 and 2021, 5,876, 8,929 and 0 shares of common stock, respectively, were withdrawn from the Deferred Compensation Plan.
As of December 31, 2023, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 500,490 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2023 ranged from $14.20 to $78.33. The fair value of the restricted stock that was granted during the year ended December 31, 2023 was approximately $8.2 million and the vesting period for the restricted stock is typically between three and five years. As of December 31, 2023, the Company had approximately $14.4 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.1 years. The Company recognized compensation costs of approximately $6.3 million, $4.9 million and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the years ended December 31, 2023, 2022 and 2021:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2020	203,729	$50.19
Granted	99,569	65.90
Forfeited	(776)	59.29
Vested	(13,336)	43.04
Non-vested shares outstanding as of December 31, 2021	289,186	55.90
Granted	136,903	66.35
Forfeited	(29,391)	59.69
Vested	(40,066)	56.06
Non-vested shares outstanding as of December 31, 2022	356,632	59.58
Granted	132,574	61.58
Forfeited	(6,989)	66.95
Vested	(63,160)	53.64
Non-vested shares outstanding as of December 31, 2023	419,057	$60.99
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2023:

Non-vested Shares Vesting Schedule	Number of Shares
2024	116,172
2025	84,052
2026	62,146
2027	83,617
2028	73,070
Thereafter	—
Total Non-vested Shares	419,057
Long-Term Incentive Plan:
As of December 31, 2023, there were three open performance measurement periods for the Performance Share awards: January 1, 2021 to December 31, 2023, January 1, 2022 to December 31, 2024, and January 1, 2023 to December 31, 2025. During the year ended December 31, 2023, the Company issued 97,825 shares of common stock at a price of $58.56 per share related to the Performance Share awards for the performance period from January 1, 2020 to December 31, 2022.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 and includes the forfeiture of certain of the Performance Share awards during 2022 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant [1]	Expense for the Year Ended December 31,
		2023	2022	2021
January 1, 2019 - December 31, 2021	$4,829	$—	$—	$1,609
January 1, 2020 - December 31, 2022	4,882	—	1,168	1,858
January 1, 2021 - December 31, 2023	4,820	1,608	1,393	1,822
January 1, 2022 - December 31, 2024	5,789	1,928	1,929	—
January 1, 2023 - December 31, 2025	9,040	3,012	—	—
Total	$29,360	$6,548	$4,490	$5,289
1     Reflects the fair value on date of grant for all performance shares outstanding at December 31, 2023.
Dividends:
The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2023 and 2022:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2023	Common Stock	$0.40	February 7, 2023	March 31, 2023	April 6, 2023
June 30, 2023	Common Stock	$0.40	May 2, 2023	June 30, 2023	July 14, 2023
September 30, 2023	Common Stock	$0.45	August 1, 2023	September 29, 2023	October 13, 2023
December 31, 2023	Common Stock	$0.45	October 31, 2023	December 15, 2023	January 5, 2024

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2022	Common Stock	$0.34	February 8, 2022	March 25, 2022	April 8, 2022
June 30, 2022	Common Stock	$0.34	May 3, 2022	June 30, 2022	July 14, 2022
September 30, 2022	Common Stock	$0.40	August 2, 2022	September 30, 2022	October 14, 2022
December 31, 2022	Common Stock	$0.40	November 1, 2022	December 30, 2022	January 13, 2023
Note 10. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the years ended December 31, 2023, 2022 and 2021.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 393,059, 322,866 and 245,075 of weighted average unvested restricted shares outstanding for the years ended December 31, 2023, 2022 and 2021, respectively.

Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 202,071, 88,373 and 259,468 for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Contractual Commitments. As of February 6, 2024, the Company had one outstanding contract with a third-party seller to acquire one industrial property for a total purchase price of approximately $12.0 million. There is no assurance that the Company will acquire the property under contract because the proposed acquisition is subject to due diligence and various closing conditions.
Note 12. Subsequent Events
On January 5, 2024, the Company acquired one industrial property in Bellevue, WA, for a total purchase price of approximately $6.5 million. The property was acquired from an unrelated third party using existing cash on hand.
On February 6, 2024, the Company’s board of directors declared a cash dividend in the amount of $0.45 per share of its common stock payable on April 5, 2024 to the stockholders of record as of the close of business on March 28, 2024.

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation
As of December 31, 2023
(in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2023
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Los Angeles
104th Street	1	Los Angeles, CA	$—	$3,701	$976	$206	$3,701	$1,182	$4,883	$233	2017	1951
5401 West 104th St	1	Los Angeles, CA	—	15,721	1,463	45	15,721	1,508	17,230	46	2022	1951
139th Street	2	Carson, CA	—	21,236	15,783	720	21,236	16,503	37,739	2,760	2017	1965/2003
630 Glasgow	1	Inglewood, CA	—	2,245	1,855	475	2,245	2,330	4,575	966	2011	1988
747 Glasgow	1	Inglewood, CA	—	1,759	1,555	475	1,759	2,030	3,789	689	2014	1981
1150 & 1250 W. Trenton Ave	2	Orange, CA	—	7,491	2,488	—	7,491	2,488	9,979	168	2021	1980 & 1971
13020 & 13030 Cerise	2	Hawthorne, CA	—	6,986	1,371	1,536	6,986	2,907	9,895	118	2021	1956 & 1958
13025 Cerise	1	Hawthorne, CA	—	6,864	1,330	73	6,864	1,403	8,267	80	2021	1955
14611 Broadway	1	Gardena, CA	—	4,757	1,243	1,588	4,757	2,831	7,588	1,428	2013	1962
3660 Fee Ana	—	Anaheim, CA	—	14,213	1,147	1,211	14,213	2,359	16,572	116	2022	1966/1993
19601 Hamilton	1	Torrance, CA	—	7,409	4,072	1,881	7,409	5,953	13,362	2,081	2011	1985
8320-8400 Isis Avenue	1	Los Angeles, CA	—	14,963	3,429	136	14,963	3,565	18,528	157	2022	1979
332 Hindry Avenue	1	Inglewood, CA	—	6,977	2,800	155	6,977	2,955	9,932	134	2022	1983
709 Hindry	1	Inglewood, CA	—	2,105	2,972	648	2,105	3,620	5,725	723	2016	1984
Acacia	1	Compton, CA	—	5,143	1,985	500	5,143	2,485	7,628	527	2017	1972
Anderson	5	Los Angeles, CA	—	17,095	1,271	5,436	17,095	6,708	23,803	728	2019	1912-1987
Aviation	—	Inglewood, CA	—	9,544	498	1,592	9,544	2,090	11,634	189	2020	2013
Ceres Ave	2	Los Angeles, CA	—	4,825	2,833	57	4,825	2,890	7,715	161	2021	2015
Dominguez	—	Los Angeles, CA	—	11,370	1,535	3,235	11,370	4,770	16,140	1,169	2017
3091 East Coronado St	—	Anaheim, CA	—	7,140	464	147	7,140	611	7,751	48	2022	2017
Garfield	5	Commerce, CA	—	27,539	22,694	7,218	27,539	29,912	57,451	11,246	2012	2002
Gladwick	1	Rancho Dominguez, CA	—	11,636	5,998	341	11,636	6,339	17,975	665	2020	2009
Gramercy Place	1	Torrance, CA	—	4,846	1,503	252	4,846	1,756	6,602	184	2021	2015
Hawthorne	8	Hawthorne, CA	—	17,226	10,069	2,394	17,226	12,463	29,689	2,570	2017	1952/1986
Las Hermanas	1	Compton, CA	—	3,330	751	888	3,330	1,639	4,969	720	2014	1970
Lynwood	3	Lynwood, CA	—	43,885	—	—	43,885	—	43,885	—	2017	1988
McLaren	1	Irvine, CA	—	7,459	668	—	7,459	668	8,127	72	2020	1982
Manhattan Beach	1	Redondo Beach, CA	—	7,874	5,641	1,945	7,874	7,586	15,460	2,338	2012	1963/1970
Maple	—	Rancho Dominguez, CA	—	9,371	607	592	9,371	1,199	10,570	250	2020	1978
Maple II	—	Rancho Dominguez, CA	—	14,102	183	495	14,102	678	14,780	172	2021
1

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2023
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Porter	1	Los Angeles, CA	—	3,791	399	3	3,791	402	4,193	34	2020	1911 & 1968
San Pedro	—	Gardena, CA	—	7,598	1,523	314	7,598	1,837	9,435	208	2021
Santa Fe	2	Redondo Beach, CA	—	37,049	5,560	—	37,049	5,560	42,608	31	2023	1968
Shoemaker	—	Santa Fe Springs, CA	—	4,759	1,099	281	4,759	1,380	6,139	262	2018	1986/1997
Slauson	—	Santa Fe Springs, CA	—	4,679	697	957	4,679	1,654	6,333	269	2019	1967/1973
19500 South Alameda St	—	Rancho Dominguez, CA	—	30,176	2,364	138	30,176	2,502	32,678	97	2022	1982/1985
South Main	2	Carson, CA	—	16,371	7,045	17,452	16,371	24,497	40,868	8,793	2012/2014	2016
South Main III	1	Gardena, CA	—	11,521	12,467	1,062	11,521	13,529	25,050	2,458	2017	2016
Telegraph Springs	2	Santa Fe Springs, CA	—	7,063	7,236	667	7,063	7,903	14,966	1,630	2017	2007
Vermont	1	Torrance, CA	—	10,173	7,105	848	10,173	7,953	18,126	1,298	2018	1978
Walnut II	1	Compton, CA	—	6,097	5,069	955	6,097	6,024	12,121	1,141	2018	1969
Northern New Jersey/ New York City
17 Madison	1	Fairfield, NJ	—	974	1,647	771	974	2,418	3,392	918	2013	1979
22 Madison	1	Fairfield, NJ	—	1,365	1,607	1,187	1,365	2,794	4,159	671	2015	1979
48th 3rd and 286 Central	1	Kearny, NJ	—	12,061	1,664	1,101	12,061	2,765	14,826	371	2019	1978/1983
9th Street	1	Long Island City, NY	—	18,410	5,116	4,099	18,410	9,215	27,625	195	2023	1939
49th Street	1	Queens, NY	—	21,674	2,999	1,435	21,674	4,434	26,108	1,150	2019	1966
50 Kero	2	Carlstadt, NJ	—	10,343	3,876	4,581	10,343	8,457	18,800	1,779	2017	1970
51 Kero	—	Carlstadt, NJ	—	3,236	589	313	3,236	902	4,138	89	2019	1956-1966
74th North Bergen	1	North Bergen, NJ	—	2,933	1,817	1,204	2,933	3,021	5,954	861	2016	1973
81 N. Hackensack	—	Kearny, NJ	—	25,901	—	1,263	25,901	1,263	27,164	332	2019
85 Doremus	—	Newark, NJ	—	5,918	513	26	5,918	539	6,457	102	2018
87 Doremus	—	Newark, NJ	—	21,595	550	197	21,595	747	22,342	32	2022	N/A
127 Doremus	—	Newark, NJ	—	12,111	430	520	12,111	950	13,061	34	2022	N/A
97 Third Street	—	Kearny, NJ	—	25,580	1,566	1,690	25,580	3,256	28,836	396	2021	1970
190 Morgan	1	Brooklyn, NY	—	4,363	249	1,186	4,363	1,435	5,798	138	2021	1969
341 Michele	1	Carlstadt, NJ	—	2,372	4,798	1,275	2,372	6,073	8,445	1,877	2013	1973
422 Frelinghuysen	—	Newark, NJ	—	16,728	—	6,786	16,728	6,786	23,514	1,754	2017
465 Meadow	1	Carlstadt, NJ	—	713	1,618	319	713	1,937	2,650	527	2013	1972
550 Delancy	1	Newark, NJ	—	9,230	4,855	2,400	9,230	7,255	16,485	2,508	2013	1987
620 Division	1	Elizabeth, NJ	—	6,491	3,568	6,898	6,491	10,466	16,957	4,273	2011	1980
629 Henry	1	Elizabeth, NJ	—	13,734	1,690	394	13,734	2,084	15,818	61	2022	2004
900 Hart	1	Piscataway, NJ	—	3,202	3,866	1,787	3,202	5,653	8,855	1,839	2014	1983
901 North	1	Elizabeth, NJ	—	8,035	913	881	8,035	1,794	9,829	764	2016	2016
228 North Ave	1	Elizabeth, NJ	—	40,671	5,218	1,691	40,671	6,909	47,580	502	2021	1975
256 Patterson Plank	1	Carlstadt, NJ	—	9,478	1,284	1,754	9,478	3,038	12,516	335	2021	1960
293 Roanoke Avenue	—	Newark, NJ	—	11,395	2,217	381	11,395	2,598	13,992	183	2022	N/A
2

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2023
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Avenue A	4	Carlstadt, NJ	—	7,516	4,660	1,455	7,516	6,115	13,631	1,578	2017	1951/1957
Belleville	1	Kearny, NJ	—	12,845	18,041	1,847	12,845	19,888	32,733	6,358	2011	2006
Commerce	1	Carlstadt, NJ	—	1,656	1,544	345	1,656	1,889	3,545	259	2018	1969
Dell	1	Carlstadt, NJ	—	6,641	771	888	6,641	1,659	8,300	545	2011	1972
Ethel	2	Piscataway, NJ	—	2,748	3,801	2,643	2,748	6,444	9,192	2,100	2013	1981/1984
Interstate	2	South Brunswick, NJ	—	13,686	12,135	13,879	13,686	26,014	39,700	9,109	2010/2013	1999/2014
JFK Airgate	4	Queens, NY	—	18,282	32,933	9,325	18,282	42,258	60,540	13,641	2013	1986/1991
Manor	1	East Rutherford, NJ	—	4,076	5,262	3,827	4,076	9,089	13,165	2,042	2015	1968
Morgan	2	Brooklyn, NY	—	71,051	10,888	6,673	71,051	17,561	88,612	2,533	2019	1960/1980 & 1967
New Dutch	1	Fairfield, NJ	—	4,773	2,004	—	4,773	2,004	6,777	473	2017	1976
Paterson Plank	1	Carlstadt, NJ	—	4,127	455	1,470	4,127	1,925	6,052	297	2016	1998
Stockton	—	Newark, NJ	—	12,327	1,282	536	12,327	1,818	14,145	723	2017
Terminal Way	2	Avenel, NJ	—	3,537	3,598	1,334	3,537	4,932	8,469	1,358	2014	1950/1968
Van Dyke	1	Red Hook, Brooklyn, NY	—	21,170	3,200	202	21,170	3,402	24,574	20	2023	1921
Whelan	1	East Rutherford, NJ	—	6,366	5,704	598	6,366	6,302	12,668	891	2019	2005
Wilson	1	Newark, NJ	—	2,016	484	813	2,016	1,297	3,313	535	2016	1970
Woodside	1	Queens, NY	—	23,987	3,796	4,092	23,987	7,888	31,875	1,710	2018	2018
San Francisco Bay Area
20th Street	1	Oakland, CA	—	18,092	6,730	2,030	18,092	8,760	26,852	1,279	2019	1970 & 2003
238/242 Lawrence	2	South San Francisco, CA	—	6,674	2,655	2,131	6,674	4,786	11,460	2,258	2010	1986
240 Littlefield	1	South San Francisco, CA	—	5,107	3,293	2,860	5,107	6,153	11,260	1,787	2013	2013
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	571	1,352	1,769	3,121	781	2010	1968
631 Brennan	1	San Jose, CA	—	1,932	2,245	1,040	1,932	3,285	5,217	1,184	2012	1975
3660 Thomas Road	1	Santa Clara, CA	—	43,053	13,887	1,463	43,053	15,349	58,403	675	2022	1973
Ahern	2	Union City, CA	—	3,246	2,749	1,730	3,246	4,479	7,725	1,859	2010	1986
Ahern II	1	Union City, CA	—	2,467	4,527	844	2,467	5,371	7,838	1,430	2015	1997
Berryessa	—	San Jose, CA	—	23,057	2,574	812	23,057	3,386	26,443	80	2021
Burroughs	3	San Leandro, CA	—	5,400	7,092	1,736	5,400	8,828	14,228	2,634	2014	1966
Caribbean	3	Sunnyvale, CA	—	17,483	14,493	2,965	17,483	17,458	34,941	6,097	2012	1980/1981
Carlton Court	1	South San Francisco, CA	—	2,036	1,475	722	2,036	2,197	4,233	706	2012	1981
Clawiter	1	Hayward, CA	—	5,964	1,159	189	5,964	1,348	7,312	391	2011	1967
East Gish	—	San Jose, CA	—	6,759	726	2	6,759	729	7,487	67	2021	1959
Edison	3	San Leandro, CA	—	14,797	2,806	2,203	14,797	5,008	19,805	483	2021	1975
Foley Street	2	Hayward, CA	—	5,023	3,281	632	5,023	3,913	8,935	314	2021	1976 & 1972
Hotchkiss	1	Fremont, CA	—	4,163	3,152	1,401	4,163	4,553	8,716	963	2017	1997
Hotchkiss II	1	Fremont, CA	—	3,042	3,081	355	3,042	3,436	6,478	569	2018	1997
3

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2023
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Merced	4	San Leandro, CA	—	25,621	9,318	5,689	25,621	15,007	40,628	2,507	2018	1958
Michele	1	South San Francisco, CA	—	2,710	2,540	822	2,710	3,362	6,072	706	2016	1979
Minnesota and Tennessee	2	San Francisco, CA	—	34,738	13,141	2,530	34,738	15,671	50,409	1,899	2019	1963
Morton	4	Newark, CA	—	65,640	115,039	158	65,640	115,197	180,837	2,384	2023	2020
Old Bayshore	—	San Jose, CA	—	10,244	1,609	149	10,244	1,758	12,002	265	2020	1955
San Clemente	1	Hayward, CA	—	5,126	3,938	782	5,126	4,720	9,846	716	2018	1982
Teagarden	5	San Leandro, CA	—	19,172	15,221	605	19,172	15,825	34,997	677	2022	1970/1972
Starlite	1	South San Francisco, CA	—	3,738	144	2,379	3,738	2,523	6,261	153	2020	1966 & 1972
West 140th	2	San Leandro, CA	—	9,578	6,297	3,745	9,578	10,042	19,620	2,380	2016	1959
Whitney	3	San Leandro, CA	—	13,821	9,016	2,706	13,821	11,722	25,543	2,303	2018	1974
Wicks	1	San Leandro, CA	—	2,224	298	86	2,224	384	2,608	79	2018	1976
Central Pacific Business Park I	3	Union City, CA	—	8,468	14,165	2,287	8,468	16,452	24,920	4,734	2014	1989
Central Pacific Business Park II	4	Union City, CA	—	13,642	23,658	7,788	13,642	31,446	45,088	9,791	2015	2015
Seattle
1st Ave	1	Seattle, WA	—	29,441	30,537	8,835	29,441	39,372	68,812	3,684	2018	1937 & 1967
33rd Place	2	Bellevue, WA	—	10,655	3,930	144	10,655	4,074	14,729	222	2022	1968-2009
6th Ave South	1	Seattle, WA	—	7,215	8,670	163	7,215	8,833	16,048	1,108	2020	1960
68th Kent	2	Kent, WA	—	7,465	2,263	155	7,465	2,418	9,883	187	2021	1976
84th Kent	—	Kent, WA	—	4,552	136	283	4,552	419	4,971	147	2020	1963 & 2000
117th Place NE	1	Kirkland, WA	—	23,846	9,842	1,242	23,846	11,084	34,930	850	2021	1978
917 Valley	1	Puyallup, WA	—	2,203	4,551	373	2,203	4,924	7,127	614	2019	2006
3401 Lind	1	Renton, WA	—	2,999	6,707	1,451	2,999	8,158	11,157	2,076	2014	1984/2012
4225 2nd Avenue	1	Seattle, WA	—	4,236	4,049	2,258	4,236	6,307	10,543	1,657	2015	1957
4930 3rd Avenue South	1	Seattle, WA	—	3,984	2,424	1,246	3,984	3,670	7,654	946	2016	1964
12119 East Marginal	—	Tukwila, WA	—	4,950	1,740	—	4,950	1,740	6,690	149	2020	1996
17600 West Valley Highway	1	Tukwila, WA	—	3,361	5,260	1,934	3,361	7,194	10,555	2,723	2012	1986
Auburn 400	1	Auburn, WA	—	4,415	5,234	832	4,415	6,066	10,481	827	2019	2000
Auburn 1307	1	Auburn, WA	—	4,253	5,034	718	4,253	5,752	10,005	1,625	2014	2002
Dawson	1	Seattle, WA	—	3,902	278	435	3,902	713	4,615	292	2017	1964
Denver	1	Seattle, WA	—	3,203	1,345	666	3,203	2,011	5,214	694	2016	1953
East Valley	1	Renton, WA	—	2,693	2,959	381	2,693	3,340	6,033	490	2018	1991
East Marginal	—	Renton, WA	—	2,618	380	198	2,618	578	3,196	133	2019	1991
Hudson	1	Seattle, WA	—	4,471	912	323	4,471	1,235	5,706	146	2020	2006
Kent 188	1	Kent, WA	—	3,251	4,719	2,340	3,251	7,059	10,310	2,668	2010	1979
Kent 190	1	Kent, WA	—	4,560	5,561	1,522	4,560	7,083	11,643	1,811	2015	1992/1999
4

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2023
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Kent 192	1	Kent, WA	—	12,752	20,642	533	12,752	21,175	33,927	2,511	2020
Kent 202	1	Kent, WA	—	5,761	9,114	3,410	5,761	12,524	18,285	3,757	2015	1981
Kent 216	1	Kent, WA	—	3,672	5,408	1,145	3,672	6,553	10,225	1,963	2014	1996
Kent Corporate Park	4	Kent, WA	—	5,032	6,916	2,542	5,032	9,458	14,490	3,065	2015	1980/1981
Lucile	1	Seattle, WA	—	4,498	3,504	1,674	4,498	5,178	9,676	1,398	2017	1976
Lund	1	Auburn, WA	—	2,573	4,399	397	2,573	4,796	7,369	1,071	2016	1999
Occidental Avenue	3	Seattle, WA	—	12,550	3,300	1,231	12,550	4,531	17,081	362	2021	1988
Olympic	1	Tukwila, WA	—	1,499	1,431	713	1,499	2,144	3,643	843	2015	1978
MLK 9801	—	Seattle, WA	—	14,388	1,360	429	14,208	1,789	15,997	100	2021
MLK 9845	—	Seattle, WA	—	14,436	531	95	15,389	626	16,014	62	2021
MLK 9600	—	Seattle, WA	—	20,849	1,395	812	20,077	2,207	22,283	452	2021	1957
NE 91st	2	Redmond, WA	—	7,944	1,866	—	7,944	1,866	9,810	84	2022	1986/1987
SeaTac 8th Avenue	1	Burien, WA	—	2,501	4,020	2,098	2,501	6,118	8,619	2,102	2013	1988
SE 32nd Street	1	Bellevue, WA	—	9,059	2,081	1,257	9,059	3,338	12,397	608	2020	1982
SW 16th Street	—	Renton, WA	—	6,251	2,001	—	6,251	2,001	8,252	143	2021	1962
SW 34th	1	Renton, WA	—	2,912	3,289	562	2,912	3,851	6,763	1,206	2014	1996/2010
Valley Corporate	2	Kent, WA	—	5,264	9,096	2,253	5,264	11,349	16,613	4,567	2011	1987
Woodinville	1	Woodinville, WA	—	12,490	12,244	2	12,490	12,246	24,736	695	2021	1996
Woodinville II	2	Woodinville, WA	—	20,941	12,949	33	20,941	12,982	33,923	687	2021	1999
Willows	—	Redmond, WA	—	3,067	581	179	3,067	760	3,827	47	2021	1970
8660 Willows Road	—	Redmond, WA	—	18,034	2,180	1,360	18,034	3,540	21,574	173	2022	1987
Miami
26th Street	1	Miami, FL	—	3,444	4,558	1,272	3,444	5,830	9,274	1,843	2012	1973
48th Avenue	2	Miami Gardens, FL	—	4,322	2,187	1,028	4,322	3,215	7,537	932	2011	1987
70th Avenue	1	Miami, FL	—	1,434	2,333	469	1,434	2,802	4,236	936	2011	1999
70th Avenue II	1	Miami, FL	—	2,152	3,418	1,043	2,152	4,461	6,613	1,055	2016	1969
70th Avenue III	1	Miami, FL	—	2,543	3,167	730	2,543	3,897	6,440	854	2016	1974
70th Avenue IV	1	Miami, FL	—	1,119	1,456	672	1,119	2,128	3,247	407	2017	1969
70th Avenue V	1	Miami, FL	—	5,036	3,419	2,455	5,036	5,874	10,910	911	2017	1974
73rd Street	2	Miami, FL	—	6,130	13,932	453	6,130	14,385	20,515	691	2021	2022
74th Avenue	1	Miami, FL	—	2,327	3,538	913	2,327	4,451	6,778	1,044	2016	1986
78th Avenue	1	Doral, FL	—	2,445	1,755	3,015	2,445	4,770	7,215	1,808	2012	1977
81st Street	2	Medley, FL	—	2,938	5,242	1,691	2,938	6,933	9,871	2,090	2015	1996/2003
94th Avenue	1	Doral, FL	—	3,000	3,580	3,040	3,000	6,620	9,620	736	2017	1989
107th Avenue	1	Medley, FL	—	2,787	2,036	902	2,787	2,938	5,725	1,091	2013	2001
101st Road	1	Medley, FL	—	2,647	3,258	1,074	2,647	4,332	6,979	1,453	2013	2012
131st Street	1	Medley, FL	—	2,903	5,729	1,285	2,903	7,014	9,917	1,932	2014	1999
5

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2023
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
7045 NW 46th St	1	Miami, FL	—	2,517	2,261	210	2,517	2,471	4,988	103	2022	1986
8050 NW 90th St	—	Medley, FL	—	18,612	2,067	3,497	18,612	5,564	24,176	258	2022	N/A
12950 SW South River	1	Medley, FL	—	1,971	4,029	843	1,971	4,872	6,843	1,089	2016	2000
Americas Gateway	5	Doral, FL	—	9,088	9,552	5,326	9,088	14,878	23,966	5,154	2013	1978/1982
Americas Gateway 5	1	Doral, FL	—	2,064	4,326	390	2,064	4,716	6,780	312	2013	2022
Countyline #24 & #25	2	Hialeah, FL	—	15,552	27,898	6,636	15,552	34,534	50,086	3,260	2021	2021 & 2021
Countyline #26	1	Hialeah, FL	—	11,826	24,407	4,958	11,826	29,365	41,191	2,397	2021	2021
Countyline #27 & #28	2	Hialeah, FL	—	18,595	49,052	9,766	18,595	58,818	77,413	4,436	2021	2021 & 2021
Countyline #29 & #30	2	Hialeah, FL	—	19,370	52,925	6,455	19,370	59,380	78,750	2,623	2022	2022
Countyline #41	1	Hialeah, FL	—	14,044	31,261	385	14,044	31,646	45,690	53	2023	2023
Miami International Trade Center	4	Medley, FL	—	5,063	10,958	2,791	5,063	13,749	18,812	3,514	2015	1996
Washington, D.C.
25th Place NE	1	Washington, D.C.	—	7,845	4,932	—	7,845	4,932	12,777	79	2023	2023
75th Ave	5	Landover, MD	—	10,658	18,615	6,391	10,658	25,006	35,664	6,880	2014	1987/1990
2920 V Street	1	Washington, D.C.	—	2,248	1,670	1,499	2,248	3,169	5,417	670	2017	1958
3601 Pennsy	1	Landover, MD	—	2,331	4,375	1,745	2,331	6,120	8,451	2,005	2013	1996
4230 Forbes	1	Lanham, MD	—	1,736	2,395	1,374	1,736	3,769	5,505	1,080	2013	2003
4501 46th Street	—	Bladensburg, MD	—	9,576	1,984	1,029	9,576	3,012	12,588	143	2021	1955
Business Parkway	1	Lanham, MD	—	3,038	3,007	210	3,038	3,217	6,255	629	2016	2002
Eisenhower	3	Alexandria, VA	—	36,755	23,768	2,438	36,755	26,206	62,961	1,412	2021	1974
Hampton Overlook	3	Capitol Heights, MD	—	4,602	7,521	2,234	4,602	9,755	14,357	2,087	2016	1989/1990
Pickett	1	Alexandria, VA	—	6,256	2,850	690	6,256	3,540	9,797	250	2021	1963
Tuxedo	—	Hyattsville, MD	—	6,867	1,266	1,157	6,867	2,423	9,290	155	2021	1962
V Street	6	Washington, D.C.	—	67,132	41,299	19,519	67,132	60,818	127,949	17,251	2015	1955/1963
Subtotal	259		—	1,995,494	1,211,327	350,205	1,995,494	1,561,532	3,557,026	287,541
Unamortized net premiums
Unamortized net deferred financing costs
Intangible assets									147,329	96,939
Total	259		$—	$1,995,494	$1,211,327	$350,205	$1,995,494	$1,561,532	$3,704,355	$384,480

6

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation – (Continued)
As of December 31, 2023
(in thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Investment in Properties
Balance at beginning of year	$3,398,774	$2,946,826
Acquisition of properties	512,531	422,298
Disposition of properties	(43,854)	(65,379)
Construction in progress	139,974	21,623
Improvements, net of write-offs	40,415	73,406
Balance at end of year	$4,047,840	$3,398,774

	2023	2022
Accumulated Depreciation
Balance at beginning of year	$323,631	$279,062
Amortization of lease intangible assets	15,008	14,253
Depreciation expense	56,765	48,771
Disposition of properties and write-offs	(10,924)	(18,455)
Balance at end of year	$384,480	$323,631

7

Exhibit Index

Exhibit Number	Exhibit Description

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

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated February 7, 2024.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated February 7, 2024.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated February 7, 2024.

9

32.1**	18 U.S.C. § 1350 Certification dated February 7, 2024.

32.2**	18 U.S.C. § 1350 Certification dated February 7, 2024.

32.3**	18 U.S.C. § 1350 Certification dated February 7, 2024.

97*	Terreno Realty Corporation Compensation Recovery Policy

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.
+    Exhibit is a management contract or compensatory plan or arrangement.
10

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on February 7, 2024.

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

Signature	Title	Date

/s/ W. Blake Baird	Chairman, Chief Executive Officer and Director (principal executive officer)	February 7, 2024
W. Blake Baird

/s/ Michael A. Coke	President and Director	February 7, 2024
Michael A. Coke

/s/ Jaime J. Cannon	Executive Vice President and Chief Financial Officer (principal financial officer)	February 7, 2024
Jaime J. Cannon

/s/ Melinda Weston	Chief Accounting Officer (principal accounting officer)	February 7, 2024
Melinda Weston

/s/ Linda Assante	Director	February 7, 2024
Linda Assante

/s/ Gary N. Boston	Director	February 7, 2024
Gary N. Boston

/s/ LeRoy E. Carlson	Director	February 7, 2024
LeRoy E. Carlson

/s/ Irene H. Oh	Director	February 7, 2024
Irene H. Oh

/s/ Douglas M. Pasquale	Director	February 7, 2024
Douglas M. Pasquale

/s/ Dennis Polk	Director	February 7, 2024
Dennis Polk

2