Form 10-Q
period 2024-03-31
Terreno Realty Corp
filed 2024-05-08
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 96,704,102 shares of its common stock, $0.01 par value per share, outstanding as of May 6, 2024.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments in real estate
Land	$1,986,161	$1,995,494
Buildings and improvements	1,569,386	1,561,532
Construction in progress	399,478	343,485
Intangible assets	146,934	147,329
Total investments in properties	4,101,959	4,047,840
Accumulated depreciation and amortization	(403,197)	(384,480)
Net investments in properties	3,698,762	3,663,360
Cash and cash equivalents	649,575	165,400
Restricted cash	10,874	836
Other assets, net	79,588	75,081
Total assets	$4,438,799	$3,904,677
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable, net	199,204	199,145
Senior unsecured notes, net	572,566	572,418
Security deposits	33,742	32,934
Intangible liabilities, net	81,338	84,718
Dividends payable	43,517	39,052
Accounts payable and other liabilities	63,848	61,783
Total liabilities	994,215	990,050
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 96,195,439 and 87,487,098 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	963	876
Additional paid-in capital	3,387,289	2,849,961
Common stock held in deferred compensation plan: 508,663 and 508,663 shares at March 31, 2024 and December 31, 2023, respectively.	(31,788)	(31,788)
Retained earnings	88,120	95,578
Total stockholders’ equity	3,444,584	2,914,627
Total liabilities and equity	$4,438,799	$3,904,677
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
REVENUES
Rental revenues and tenant expense reimbursements	$85,030	$74,651
Total revenues	85,030	74,651
COSTS AND EXPENSES
Property operating expenses	20,890	18,381
Depreciation and amortization	20,939	18,159
General and administrative	10,510	9,320
Acquisition costs and other	—	48
Total costs and expenses	52,339	45,908
OTHER INCOME (EXPENSE)
Interest and other income	2,893	1,963
Interest expense, including amortization	(5,240)	(7,375)
Gain on sales of real estate investments	5,715	—
Total other income (expense)	3,368	(5,412)
Net income	36,059	23,331
Allocation to participating securities	(154)	(105)
Net income available to common stockholders	$35,905	$23,226
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.40	$0.29
Net income available to common stockholders - diluted	$0.40	$0.29
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	88,873,871	79,895,886
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	89,436,149	80,344,742
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)

Three months ended March 31, 2024:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2023	87,487,098	$876	$2,849,961	508,663	$(31,788)	$95,578	$2,914,627
Net income	—	—	—	—	—	36,059	36,059
Issuance of common stock, net of issuance costs of $3,226	8,678,278	87	534,955	—	—	—	535,042
Forfeiture of common stock related to employee awards	(9,324)	—	—	—	—	—	—
Common shares acquired related to employee awards	(14,517)	—	(983)	—	—	—	(983)
Issuance of restricted stock	53,904	—	—	—	—	—	—
Stock-based compensation	—	—	3,356	—	—	—	3,356
Common stock dividends ($0.45 per share)	—	—	—	—	—	(43,517)	(43,517)
Balance as of March 31, 2024	96,195,439	$963	$3,387,289	508,663	$(31,788)	$88,120	$3,444,584
Three months ended March 31, 2023:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2022	76,463,482	$765	$2,167,276	417,665	$(26,462)	$88,272	$2,229,851
Net income	—	—	—	—	—	23,331	23,331
Issuance of common stock, net of issuance costs of $943	6,197,825	62	377,426	—	—	—	377,488
Forfeiture of common stock related to employee awards	(6,434)	—	—	—	—	—	—
Common shares acquired related to employee awards	(9,745)	—	(627)	—	—	—	(627)
Issuance of restricted stock	59,504	—	—	—	—	—	—
Stock-based compensation	—	—	3,038	—	—	—	3,038
Common stock dividends ($0.40 per share)	—	—	—	—	—	(33,209)	(33,209)
Deposits to deferred compensation plan	(94,794)	—	5,547	94,794	(5,547)	—	—
Balance as of March 31, 2023	82,609,838	$827	$2,552,660	512,459	$(32,009)	$78,394	$2,599,872
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,059	$23,331
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(1,451)	(2,173)
Amortization of lease intangibles	(3,350)	(3,541)
Depreciation and amortization	20,939	18,159
Gain on sales of real estate investments	(5,715)	—
Deferred financing cost amortization	387	383
Stock-based compensation	3,356	3,038
Changes in assets and liabilities
Other assets	(3,763)	(3,998)
Accounts payable and other liabilities	577	3,602
Net cash provided by operating activities	47,039	38,801
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(18,657)	(364,600)
Proceeds from sales of real estate investments, net	10,172	—
Additions to construction in progress	(32,216)	(8,904)
Additions to buildings, improvements and leasing costs	(7,882)	(13,862)
Net cash used in investing activities	(48,583)	(387,366)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	538,269	366,499
Issuance costs on issuance of common stock	(2,477)	(978)
Repurchase of common stock related to employee awards	(983)	(627)
Borrowings on credit facility	—	29,000
Payments on credit facility	—	(29,000)
Dividends paid to common stockholders	(39,052)	(30,753)
Net cash provided by financing activities	495,757	334,141
Net increase (decrease) in cash and cash equivalents and restricted cash	494,213	(14,424)
Cash and cash equivalents and restricted cash at beginning of period	166,236	28,083
Cash and cash equivalents and restricted cash at end of period	$660,449	$13,659
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$9,750	$8,381
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	29,062	17,219
Non-cash issuance of common stock to the deferred compensation plan	—	(5,547)
Lease liability arising from recognition of right-of-use asset	1,228	—
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$18,628	$406,730
Assumption of other assets and liabilities	29	(42,130)
Net cash paid for property acquisitions	$18,657	$364,600
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of March 31, 2024, the Company owned 258 buildings aggregating approximately 15.8 million square feet, 45 improved land parcels consisting of approximately 152.4 acres, ten properties under development or redevelopment and approximately 45.5 acres of land for future development.
The Company is an internally managed Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2010.
Note 2. Significant Accounting Policies
Basis of Presentation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim consolidated financial statements include all of the Company’s accounts and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. The financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and the notes thereto, which was filed with the Securities and Exchange Commission on February 7, 2024.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three months ended March 31, 2024 or 2023.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $3.4 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of March 31, 2024 was 6.3 years. As of March 31, 2024 and December 31, 2023, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	March 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$143,049	$(97,152)	$45,897	$143,444	$(93,476)	$49,968
Above-market leases	3,885	(3,493)	392	3,885	(3,463)	422
Below-market leases	(136,946)	55,608	(81,338)	(137,047)	52,329	(84,718)
Total	$9,988	$(45,037)	$(35,049)	$10,282	$(44,610)	$(34,328)

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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Beginning
Cash and cash equivalents at beginning of period	$165,400	$26,393
Restricted cash	836	1,690
Cash and cash equivalents and restricted cash	166,236	28,083
Ending
Cash and cash equivalents at end of period	649,575	11,054
Restricted cash	10,874	2,605
Cash and cash equivalents and restricted cash	660,449	13,659
Net increase (decrease) in cash and cash equivalents and restricted cash	$494,213	$(14,424)
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

As of March 31, 2024 and December 31, 2023, approximately $56.6 million and $56.1 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $1.5 million and $1.2 million as of March 31, 2024 and December 31, 2023, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of accumulated amortization in the aggregate of approximately $13.9 million and $13.5 million as of March 31, 2024 and December 31, 2023, respectively.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of March 31, 2024 and December 31, 2023, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of March 31, 2024, include years 2020 to 2023 for federal purposes.
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
As of March 31, 2024, the Company owned 44 buildings aggregating approximately 2.6 million square feet and 13 improved land parcels consisting of approximately 68.0 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 24.9% of its annualized base rent. Such annualized base rent is based on contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements as of March 31, 2024, multiplied by 12.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of March 31, 2024.
Note 4. Investments in Real Estate
During the three months ended March 31, 2024, the Company acquired two industrial properties with a total initial investment, including acquisition costs, of approximately $18.7 million, of which $15.1 million was recorded to land and $3.6 million to buildings and improvements.
The Company did not record any revenues or net income for the three months ended March 31, 2024 related to the 2024 acquisitions.
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
The above assets and liabilities were recorded at fair value, which uses Level 3 inputs. The properties were acquired from unrelated third parties using existing cash on hand, proceeds from property sales and issuances of common stock and borrowings on the revolving credit facility.
As of March 31, 2024, the Company had ten properties under development or redevelopment that, upon completion, will consist of eleven buildings aggregating approximately 1.6 million square feet and one approximately 2.8-acre improved land parcel. Additionally, the Company owned approximately 45.5 acres of land for future development that, upon completion, will consist of four buildings aggregating approximately 0.8 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment and the land for future development as of March 31, 2024:

Property Name	Location	Total Expected Investment (in thousands) [1]	Estimated Post-Development Square Feet	Estimated Post-Development Acreage
Properties under development or redevelopment:
Countyline Phase IV
Countyline Building 32 [2]	Hialeah, FL	$40,132	164,307	—
Countyline Building 33 [2]	Hialeah, FL	38,977	158,042	—
Countyline Building 38 [2,4]	Hialeah, FL	88,500	506,215	—
Countyline Building 39 [2]	Hialeah, FL	43,802	178,201	—
Countyline Building 40 [2]	Hialeah, FL	41,968	186,107	—
Maple III	Rancho Dominguez, CA	28,109	—	2.8
147th Street	Hawthorne, CA	18,095	31,378	—
East Garry Avenue	Santa Ana, CA	40,553	91,500	—
Paterson Plank III	Carlstadt, NJ	35,042	47,316	—
139th Street [3]	Gardena, CA	104,594	227,755	—
Total		$479,772	1,590,821	2.8

Land for future development:
Countyline Phase IV
Countyline Phase IV Land [2,5]	Hialeah, FL	$216,900	814,772	—
Total		$216,900	814,772	—
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
3This redevelopment property was initially acquired in 2017 for a total initial investment, including closing costs and acquisition costs, of approximately $39.9 million. The property was in the operating portfolio until January 2024 when redevelopment commenced. The amount spent to date includes the total initial investment and capital expenditures incurred prior to redevelopment and excludes accumulated depreciation recorded since acquisition. The Company expects a total incremental investment of approximately $64.0 million.
4This development was completed on April 23, 2024.
5On April 12, 2024, the Company commenced development of Countyline Building 31 in Countyline Phase IV. Upon completion, which is expected to occur in the fourth quarter of 2024, Countyline Building 31 will consist of one approximately 162,000 square foot industrial building with a total expected investment of approximately $42.1 million. The building is 100% pre-leased. The lease will commence upon completion of the building and will expire in May 2032.
The Company capitalized interest associated with development, redevelopment, renovation or expansion activities of approximately $3.1 million and $0.7 million during the three months ended March 31, 2024 and 2023, respectively.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of March 31, 2024, the Company did not have any properties held for sale.

During the three months ended March 31, 2024, the Company sold one property located in the Seattle market for a sales price of approximately $11.0 million, resulting in a gain of approximately $5.7 million.
During the three months ended March 31, 2023, there were no properties sold.
Note 6. Debt
As of both March 31, 2024 and December 31, 2023, the Company had $775.0 million of unsecured debt and no secured debt. The following table summarizes the components of the Company’s indebtedness as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023	Margin Above SOFR	Interest Rate [1]	Contractual Maturity Date
Unsecured Debt:
Credit Facility	$—	$—	1.1% [2]	n/a	8/20/2025
5-Year Term Loan	100,000	100,000	1.3% [2]	6.6%	1/15/2027
5-Year Term Loan	100,000	100,000	1.3% [2]	6.6%	1/15/2028
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	3.8%	7/14/2024
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [3]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [3]	100,000	100,000	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [3]	125,000	125,000	n/a	2.4%	8/17/2030
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	2.8%	7/15/2031
Total Unsecured Debt	775,000	775,000
Less: Unamortized debt issuance costs	(3,230)	(3,437)
Total	$771,770	$771,563
1Reflects the contractual interest rate under the terms of each loan as of March 31, 2024. Excludes the effects of unamortized debt issuance costs.
2The interest rates on these loans are comprised of the Secured Overnight Financing Rate (“SOFR”) plus a SOFR margin. The SOFR margins will range from 1.10% to 1.55% (1.10% as of March 31, 2024) for the revolving credit facility and 1.25% to 1.75% (1.25% as of March 31, 2024) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment.
3Collectively, the “Senior Unsecured Notes”.

The Company’s Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $400.0 million revolving credit facility that matures in August 2025, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of both March 31, 2024 and December 31, 2023, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.

The aggregate amount of the Amended Facility may be increased by up to an additional $500.0 million to a maximum amount not to exceed $1.1 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $400.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of March 31, 2024) for the revolving credit facility and 1.25% to 1.75% (1.25% as of March 31, 2024) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of March 31, 2024 and December 31, 2023.
The scheduled principal payments of the Company’s debt as of March 31, 2024 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2024 (9 months)	$—	$—	$100,000	$100,000
2025	—	—	—	—
2026	—	—	50,000	50,000
2027	—	100,000	50,000	150,000
2028	—	100,000	100,000	200,000
Thereafter	—	—	275,000	275,000
Total debt	—	200,000	575,000	775,000
Deferred financing costs, net	—	(796)	(2,434)	(3,230)
Total debt, net	$—	$199,204	$572,566	$771,770
Weighted average interest rate	n/a	6.6%	3.1%	4.0%
Note 7. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of March 31, 2024. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2024 (9 months)	$191,714
2025	248,407
2026	215,793
2027	166,429
2028	123,768
Thereafter	299,079
Total	$1,245,190
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
Financial Instruments Disclosed at Fair Value
As of March 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.

The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
March 31, 2024	$714,028	$—	$714,028	$—	$771,770
December 31, 2023	$721,269	$—	$721,269	$—	$771,563
Note 9. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the "$500 Million ATM Program") pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million ($155.2 million remaining as of March 31, 2024) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $500 Million ATM Program, the Company had a previous at-the-market equity offering program (the "$300 Million ATM Program"), which was substantially utilized as of September 5, 2023 and is no longer active. Actual sales under the $500 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three months ended March 31, 2024, the Company issued an aggregate of 2,353,278 shares of common stock at a weighted average offering price of $64.00 per share under the $500 Million ATM Program, resulting in net proceeds of approximately $148.4 million and paying total compensation to the applicable sales agents of approximately $2.2 million. During the three months ended March 31, 2023, the Company issued an aggregate of 350,000 shares of common stock at a weighted average offering price of $63.30 per share under the $300 Million ATM Program, resulting in net proceeds of approximately $21.8 million, and paying total compensation to the applicable sales agents of approximately $0.3 million.
On March 27, 2024, the Company completed a public offering of 6,325,000 shares of common stock at a price per share of $62.00, which included the underwriters’ full exercise of their option to purchase an additional 825,000 shares. The net proceeds of the offering were approximately $387.1 million after deducting the underwriting discount and offering costs of approximately $5.0 million. The Company used the net proceeds for acquisitions subsequent to March 31, 2024, including the acquisition of an industrial property in Alexandria, Virginia and the acquisition of a portfolio of industrial properties comprised of 28 buildings located in New York City, Northern New Jersey, San Francisco Bay Area and Los Angeles.
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
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2024. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2024, the Company had not repurchased any shares of common stock pursuant to its share repurchase program.
The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three months ended March 31, 2024 and 2023, 0 and

94,794 shares of common stock, respectively, were deposited into the Deferred Compensation Plan. During both the three months ended March 31, 2024 and 2023, there were no shares of common stock withdrawn from the Deferred Compensation Plan.
As of March 31, 2024, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 455,910 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to March 31, 2024 ranged from $14.20 to $78.33. The fair value of the restricted stock that was granted during the three months ended March 31, 2024 was approximately $3.3 million and the vesting period for the restricted stock is typically between three and five years. As of March 31, 2024, the Company had approximately $15.4 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.0 years. The Company recognized compensation costs of approximately $1.4 million for both the three months ended March 31, 2024 and 2023 related to the restricted stock issuances.
The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the three months ended March 31, 2024:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2023	419,057	$60.99
Granted	53,904	60.93
Forfeited	(9,324)	68.01
Vested	(41,074)	64.35
Non-vested shares outstanding as of March 31, 2024	422,563	$60.50
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of March 31, 2024:

Non-vested Shares Vesting Schedule	Number of Shares
2024 (9 months)	71,990
2025	98,912
2026	77,006
2027	101,585
2028	73,070
Thereafter	—
Total Non-vested Shares	422,563
Long-Term Incentive Plan:
As of March 31, 2024, there were three open performance measurement periods for the Performance Share awards: January 1, 2022 to December 31, 2024, January 1, 2023 to December 31, 2025, and January 1, 2024 to December 31, 2026. During the three months ended March 31, 2024, the Company did not issue any shares of common stock related to the Performance Share awards for the performance period from January 1, 2021 to December 31, 2023.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 and includes the forfeiture of certain of the Performance Share awards during 2024 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant [1]	Expense for the Three Months Ended March 31,
		2024	2023
January 1, 2021 - December 31, 2023	$4,820	$—	$402
January 1, 2022 - December 31, 2024	5,789	482	482
January 1, 2023 - December 31, 2025	9,040	639	753
January 1, 2024 - December 31, 2026	9,247	790	—
Total	$28,896	$1,911	$1,637
1     Reflects the fair value on date of grant for all performance shares outstanding at March 31, 2024.
Dividends:
The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2024:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2024	Common Stock	$0.45	February 6, 2024	March 28, 2024	April 5, 2024
Note 10. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the three months ended March 31, 2024 and 2023.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 429,583 and 373,985 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2024 and 2023, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 562,278 and 448,856 for the three months ended March 31, 2024 and 2023, respectively.
Note 11. Subsequent Events
On April 12, 2024, the Company commenced development of Countyline Building 31 in Hialeah, Florida. Upon completion, which is expected to occur in the fourth quarter of 2024, Countyline Building 31 will consist of one approximately 162,000 square foot industrial building with a total expected investment of approximately $42.1 million. The building is 100% pre-leased. The lease will commence upon completion of the building and will expire in May 2032.
On April 15, 2024, the Company acquired one industrial property in Alexandria, Virginia for a total purchase price of approximately $84.3 million. The property was acquired from an unrelated third party using existing cash on hand.
On April 23, 2024, the Company completed the development of Countyline Building 38 in Hialeah, Florida. Countyline Building 38 consists of one approximately 506,000 square foot industrial building with a total investment of approximately $88.5 million. The building is 100% leased through November 2034.

On May 2, 2024, the Company acquired a portfolio of industrial properties located in New York City, Northern New Jersey, San Francisco Bay Area and Los Angeles for a total purchase price of approximately $364.5 million. The portfolio is comprised of 28 buildings totaling approximately 1.2 million square feet.
On May 7, 2024, the Company’s board of directors declared a cash dividend in the amount of $0.45 per share of its common stock payable on July 12, 2024 to the stockholders of record as of the close of business on June 28, 2024.

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 7, 2024, in this Quarterly Report on Form 10-Q, and in our other public filings;
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
•risks relating to our real estate development, redevelopment, renovation and expansion strategies and activities (including rising inflation, supply chain disruptions and construction delays);
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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Los Angeles, Northern New Jersey/New York City, San Francisco Bay Area, Seattle, Miami, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 76.0% of our total annualized base rent as of March 31, 2024), flex (including light industrial and research and development, or R&D) (approximately 3.8%), transshipment (approximately 7.4%) and improved land (approximately 12.8%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of March 31, 2024, we owned a total of 258 buildings aggregating approximately 15.8 million square feet, 45 improved land parcels consisting of approximately 152.4 acres, ten properties under development or redevelopment and approximately 45.5 acres of land for future development. As of March 31, 2024, our buildings and improved land parcels were approximately 96.2% and 94.6% leased, respectively, to 572 customers, the largest of which accounted for approximately 3.9% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of March 31, 2024:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	224	$189,876	76.0%
Flex	14	9,409	3.8%
Transshipment	20	18,399	7.4%
Improved land	45	32,061	12.8%
Total	303	$249,745	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2024, multiplied by 12.

The following table summarizes by market our investments in real estate as of March 31, 2024:

	Los Angeles	Northern New Jersey/New York City	San Francisco Bay Area	Seattle	Miami	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	53	44	56	44	38	23	258
Rentable Square Feet	2,603,447	2,636,157	3,042,305	2,739,130	3,006,585	1,795,046	15,822,670
% of Total	16.5%	16.7%	19.2%	17.3%	19.0%	11.3%	100.0%
Occupancy % as of March 31, 2024 [4]	97.7%	94.2%	93.6%	95.2%	99.4%	97.5%	96.2%
Annualized Base Rent (in thousands) [1]	$34,542	$49,924	$44,295	$33,750	$32,338	$22,835	$217,684
% of Total	15.9%	22.9%	20.3%	15.5%	14.9%	10.5%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$13.58	$20.11	$15.56	$12.94	$10.83	$13.05	$14.30
Weighted Average Remaining Lease Term (Years) [2]	5.4	4.1	3.5	3.7	5.0	3.0	4.2

Investments in Improved Land
Number of Land Parcels	13	13	4	10	3	2	45
Acres	27.0	68.0	14.3	25.9	9.9	7.3	152.4
% of Total	17.7%	44.6%	9.4%	17.0%	6.5%	4.8%	100.0%
Occupancy % as of March 31, 2024	88.9%	92.4%	100.0%	100.0%	100.0%	100.0%	94.6%
Annualized Base Rent (in thousands) [1]	$7,916	$12,175	$2,837	$6,099	$1,959	$1,075	$32,061
% of Total	24.7%	38.0%	8.8%	19.0%	6.1%	3.4%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$7.58	$4.65	$4.86	$5.64	$4.55	$3.69	$5.28
Weighted Average Remaining Lease Term (Years) [2]	3.5	4.3	6.0	2.9	7.2	3.6	4.3

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$42,458	$62,099	$47,132	$39,849	$34,297	$23,910	$249,745
% of Total Annualized Base Rent [1]	17.0%	24.9%	18.9%	16.0%	13.7%	9.5%	100.0%
Gross Book Value (in thousands) [3]	$751,864	$830,337	$767,068	$611,374	$809,750	$331,566	$4,101,959
% of Total Gross Book Value	18.3%	20.2%	18.7%	14.9%	19.7%	8.2%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2024, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of March 31, 2024, weighted by the respective square footage.
3Includes ten properties under development or redevelopment that, upon completion, will consist of eleven buildings aggregating approximately 1.6 million square feet and one approximately 2.8-acre improved land parcel and approximately 45.5 acres of land for future development.
4Occupancy decreased during the three months ended March 31, 2024 primarily due to 123,000 square feet of vacancy at our 620 Division property in Elizabeth, New Jersey, 69,000 square feet of vacancy at our West 140th property in San Leandro, California, and 40,000 square feet of acquired vacancy of which 16,000 square feet was leased subsequent to March 31, 2024 with a May 2024 commencement date.
As of March 31, 2024, we owned ten properties under development or redevelopment that, upon completion, will consist of eleven buildings aggregating approximately 1.6 million square feet and one approximately 2.8-acre improved land parcel, and approximately 45.5 acres of land for future development, with a total expected investment of approximately $696.7 million, including redevelopment costs, capitalized interest and other costs.
The following table summarizes our capital expenditures incurred during the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Building improvements	$4,434	$6,404
Tenant improvements	705	610
Leasing commissions	2,305	3,176
Development, redevelopment, renovation and expansion	34,756	11,620
Total capital expenditures [1]	$42,200	$21,810
1Includes approximately $36.8 million and $17.0 million for the three months ended March 31, 2024 and 2023, respectively, related to leasing acquired vacancy, development and redevelopment construction in progress and renovation and expansion projects (stabilization capital) at 20 properties for both the three months ended March 31, 2024 and 2023.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 97.2% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of March 31, 2024 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Improved Land Acreage	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent [2]
1	Amazon.com	5	471,880	3.0%	2.8	$9,779	3.9%
2	FedEx Corporation	5	242,889	1.5%	7.7	5,229	2.1%
3	O'Neill Logistics	2	429,692	2.8%	—	4,403	1.7%
4	United States Government	8	272,808	1.7%	—	4,212	1.7%
5	Danaher	3	171,707	1.1%	—	4,078	1.6%
6	District of Columbia	8	245,888	1.6%	—	3,585	1.4%
7	International Cargo Terminals Inc.	1	31,601	0.2%	—	3,399	1.4%
8	Motivate LLC	3	101,234	0.6%	—	2,973	1.2%
9	Meta Platforms, Inc.	1	225,678	1.4%	—	2,896	1.2%
10	Lucid USA, Inc.	1	161,680	1.0%	—	2,598	1.0%
11	Port Kearny Security, Inc.	1	—	—%	16.9	2,460	1.0%
12	Northrop Grumman Systems Corporation	2	148,458	0.9%	—	2,458	1.0%
13	Sarcona Management Corporation	2	28,124	0.2%	4.9	2,325	0.9%
14	Triton Logistics Inc.	1	190,907	1.2%	—	2,273	0.9%
15	B&B Granite Block Sales, LLC	1	—	—%	7.2	2,246	0.9%
16	L3 Harris Technologies, Inc.	2	170,114	1.1%	—	2,218	0.9%
17	JAM'N Logistics Inc.	1	110,336	0.7%	—	2,145	0.9%
18	Costco-Innovel Solutions LLC	1	219,910	1.4%	—	1,984	0.8%
19	Hanjin International America, Inc. and Hanjin Transportation Co., LTD	1	114,061	0.7%	—	1,970	0.8%
20	Team Alliance Logistics Inc. DBA A&V Transportation	2	—	—%	4.4	1,877	0.8%
	Total	51	3,336,967	21.1%	43.9	$65,108	26.1%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of March 31, 2024, multiplied by 12.
2Total annualized base rent is calculated as contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements, as of March 31, 2024, multiplied by 12.
The following tables summarize the anticipated lease expirations for leases in place as of March 31, 2024, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Buildings:
Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
2024 (9 months) [1]	912,111	5.8%	$12,420	4.4%
2025	1,991,936	12.6%	30,990	11.0%
2026	3,069,132	19.4%	46,901	16.7%
2027	2,606,404	16.5%	42,946	15.3%
2028	2,029,148	12.8%	39,791	14.1%
Thereafter	4,608,770	29.1%	71,318	25.4%
Total	15,217,501	96.2%	$244,366	86.9%

Improved Land Parcels:
Year	Improved Land Acreage	% of Total Improved Land Acreage	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
2024 (9 months) [4]	21.2	13.9%	$4,357	1.5%
2025	14.9	9.8%	3,626	1.3%
2026	17.9	11.7%	4,882	1.7%
2027	15.5	10.2%	5,102	1.8%
2028	14.8	9.6%	3,945	1.4%
Thereafter	60.1	39.4%	14,979	5.4%
Total	144.4	94.6%	$36,891	13.1%

Total Buildings and Improved Land Parcels:
Year	Total Annualized Base Rent (in thousands)[3]	% of Total Annualized Base Rent [3]
2024 (9 months) [5]	$16,777	5.9%
2025	34,616	12.3%
2026	51,783	18.4%
2027	48,048	17.1%
2028	43,736	15.5%
Thereafter	86,297	30.8%
Total	$281,257	100.0%
1Includes leases that expire on or after March 31, 2024 and month-to-month leases totaling approximately 70,607 square feet.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of March 31, 2024, multiplied by 12.
3Total annualized base rent is calculated as contractual monthly base rent per the leases at expiration, for all buildings and/or improved land parcels, excluding any partial or full rent abatements, as of March 31, 2024, multiplied by 12.
4Includes leases that expire on or after March 31, 2024 and month-to-month leases totaling approximately 2.4 acres.
5Includes leases that expire on or after March 31, 2024 and month-to-month leases disclosed in footnotes 1 and 4 of the table.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of March 31, 2024, leases representing approximately 5.9% of the total annualized base rent of our portfolio are scheduled to expire during the year ending December 31, 2024. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2024 expirations will be above the rates currently being paid for the same space. Cash rent changes on new and renewed leases totaling approximately 0.7 million square feet and 3.3 acres of improved land commencing during the three months ended March 31, 2024 were approximately 47.2% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio for the operating portfolio of 54.7% for the three months ended March 31, 2024. We had a tenant retention ratio for the improved land portfolio of 82.5% for the three months ended March 31, 2024. We define tenant retention ratio as the square footage or acreage of all leases commenced during the period that are rented by existing tenants divided by the square footage or acreage of all expiring leases during the reporting period. The square footage or acreage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.
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

Recent Developments
Acquisition Activity
During the three months ended March 31, 2024, we acquired two industrial properties for a total purchase price of approximately $18.5 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions and net proceeds from the issuance of common stock. The following table sets forth the industrial properties we acquired during the three months ended March 31, 2024:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
13045 SE 32nd Street	Bellevue, WA	January 5, 2024	1	16,000	$6,500	5.8%
181 Lombardy	Brooklyn, NY	March 22, 2024	1	24,000	12,000	5.7%
Total/Weighted Average			2	40,000	$18,500	5.7%
1Excludes intangible liabilities. The total aggregate initial investment was approximately $18.7 million, including $0.2 million in capitalized closing costs and acquisition costs.
2Stabilized capitalization rates, referred to herein as stabilized cap rates, are calculated, at the time of acquisition, as annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. Total acquisition cost basis for the property includes the initial purchase price, the effects of marking assumed debt to market, buyer’s due diligence and closing costs, estimated near-term capital expenditures and leasing costs necessary to achieve stabilization. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our other public filings.
On April 15, 2024, we acquired one industrial property in Alexandria, Virginia for a total purchase price of approximately $84.3 million. The property was acquired from an unrelated third party using existing cash on hand and net proceeds from the issuance of common stock.
On May 2, 2024, we acquired a portfolio of industrial properties located in New York City, Northern New Jersey, San Francisco Bay Area and Los Angeles for a total purchase price of approximately $364.5 million. The portfolio was acquired from an unrelated third party using existing cash on hand and net proceeds from the issuance of common stock. The following tables summarize certain information with respect to the properties in the portfolio:

Market	Purchase Price (in thousands)
New York City	$152,000
Northern New Jersey	94,000
San Francisco Bay Area	71,000
Los Angeles	47,500
Total	$364,500

Property Address	Location	Square Feet
New York City Market
144-02 158th Street	Jamaica, Queens, NY	50,400
145-07 156th Street	Jamaica, Queens, NY	6,000
145-20 157th Street	Jamaica, Queens, NY	62,600
145-45 156th Street	Jamaica, Queens, NY	35,800
149-40 182nd Street	Jamaica, Queens, NY	15,200
154-09 146th Avenue	Jamaica, Queens, NY	45,900
156-15 146th Avenue	Jamaica, Queens, NY	26,400
182-09 149th Road	Jamaica, Queens, NY	39,700
182-17 150th Avenue	Jamaica, Queens, NY	95,200
149-39 Guy R. Brewer Boulevard	Jamaica, Queens, NY	15,000

179-02 150th Avenue	Jamaica, Queens, NY	73,700
179-15 149th Road	Jamaica, Queens, NY	15,600
NY Parking Lots	Jamaica, Queens, NY	n/a
Total		481,500

Northern New Jersey Market
195 Anderson Avenue	Moonachie, NJ	18,000
1C Terminal Way	Avenel, NJ	40,000
2AB Terminal Way	Avenel, NJ	81,300
2C Terminal Way	Avenel, NJ	40,100
4AB Engelhard Avenue	Avenel, NJ	81,800
8AB Engelhard Avenue	Avenel, NJ	82,000
Total		343,200

San Francisco Bay Area Market
3528 Arden Road	Hayward, CA	101,800
1200-1220 San Mateo Avenue	South San Francisco, CA	85,300
20269-20281 Mack Street	Hayward, CA	50,800
Total		237,900

Los Angeles Market
16009-16019 Foothill Boulevard	Irwindale, CA	30,300
16033 -16037 Foothill Boulevard	Irwindale, CA	24,100
16057 -16059 Foothill Boulevard	Irwindale, CA	24,500
1355-1365 Foothill Boulevard	Azusa, CA	28,900
1335 Foothill Boulevard	Azusa, CA	24,200
1201 Foothill Boulevard	Azusa, CA	14,600
735-751 Todd Avenue	Azusa, CA	28,400
Total		175,000
Total Portfolio		1,237,600

Development and Redevelopment Activity
As of March 31, 2024, we had ten properties under development or redevelopment that, upon completion, will consist of eleven buildings aggregating approximately 1.6 million square feet and one approximately 2.8-acre improved land parcel. Additionally, we owned approximately 45.5 acres of land for future development that, upon completion, will consist of four buildings aggregating approximately 0.8 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment and the land for future development as of March 31, 2024:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands) [2]	Estimated Stabilized Cap Rate [3]	Estimated Post-Development Square Feet	Estimated Post-Development Acreage	Estimated Stabilization Quarter	% Pre-leased March 31, 2024
Properties under development or redevelopment:
Countyline Phase IV
Countyline Building 32 [4]	$40,132	$14,734	6.0%	164,307	—	Q4 2025	—%
Countyline Building 33 [4]	38,977	16,077	6.0%	158,042	—	Q4 2025	—%
Countyline Building 38 [4,6]	88,500	80,181	5.0%	506,215	—	Q2 2024	100.0%
Countyline Building 39 [4]	43,802	38,256	5.8%	178,201	—	Q3 2024	100.0%
Countyline Building 40 [4]	41,968	35,333	6.0%	186,107	—	Q4 2024	76.7%
Maple III	28,109	25,447	3.2%	—	2.8	Q4 2024	—%
147th Street	18,095	12,178	6.1%	31,378	—	Q4 2024	—%
East Garry Avenue	40,553	21,352	5.1%	91,500	—	Q1 2025	100.0%
Paterson Plank III	35,042	29,888	4.3%	47,316	—	Q1 2025	—%
139th Street [5]	104,594	40,694	6.1%	227,755	—	Q4 2027	—%
Total/Weighted Average	$479,772	$314,140	5.5%	1,590,821	2.8		57.7%

Land for future development:
Countyline Phase IV
Countyline Phase IV Land [4,7]	216,900	81,855	6.0%	814,772	—	2025-2027	n/a
Total	$216,900	$81,855	6.0%	814,772	—		n/a
1Excludes below-market lease adjustments recorded at acquisition. Total expected investment for the properties includes the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
2Excludes below-market lease adjustments recorded at acquisition.
3Estimated stabilized cap rates, referred to herein as estimated stabilized cap rates, are calculated as estimated annualized cash basis net operating income for the property stabilized to market occupancy (generally 95%) divided by the total acquisition cost for the property. We define cash basis net operating income for the property as net operating income excluding straight-line rents and amortization of lease intangibles. These stabilized cap rates are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control, including risks related to our ability to meet our estimated forecasts related to stabilized cap rates and those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our other public filings.
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

5This redevelopment property was initially acquired in 2017 for a total initial investment, including closing costs and acquisition costs, of approximately $39.9 million. The property was in the operating portfolio until January 2024 when redevelopment commenced. The amount spent to date includes the total initial investment and capital expenditures incurred prior to redevelopment and excludes accumulated depreciation recorded since acquisition. We expect a total incremental investment of approximately $64.0 million.
6This development was completed on April 23, 2024.
7On April 12, 2024, we commenced development of Countyline Building 31 in Countyline Phase IV. Upon completion, which is expected to occur in the fourth quarter of 2024, Countyline Building 31 will consist of one approximately 162,000 square foot industrial building with a total expected investment of approximately $42.1 million. The building is 100% pre-leased. The lease will commence upon completion of the building and will expire in May 2032.

Disposition Activity
During the three months ended March 31, 2024, we sold one property located in the Seattle market for a sales price of approximately $11.0 million, resulting in a gain of approximately $5.7 million.
The following summarizes the condensed results of operations of the property sold during the three months ended March 31, 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Rental revenues	$140	$144
Tenant expense reimbursements	28	29
Property operating expenses	(30)	(26)
Depreciation and amortization	(24)	(24)
Income from operations	$114	$123
Public Offering
On March 27, 2024, we completed a public offering of 6,325,000 shares of common stock at a price per share of $62.00, which included the underwriters’ full exercise of their option to purchase an additional 825,000 shares. The net proceeds of the offering were approximately $387.1 million after deducting the underwriting discount and offering costs of approximately $5.0 million. We used the net proceeds for acquisitions subsequent to March 31, 2024, including the acquisition of an industrial property in Alexandria, Virginia and the acquisition of a portfolio of industrial properties comprised of 28 buildings located in New York City, Northern New Jersey, San Francisco Bay Area and Los Angeles.
ATM Program
We have an at-the-market equity offering program (the "$500 Million ATM Program") pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $500.0 million ($155.2 million remaining as of March 31, 2024) in amounts and at times as we determine from time to time. We intend to use the net proceeds from the offering of the shares under the $500 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions, redevelopments and repayment of indebtedness, including borrowings under our revolving credit facility. During the three months ended March 31, 2024, we issued an aggregate of 2,353,278 shares of common stock at a weighted average offering price of $64.00 per share, under the $500 Million ATM Program, resulting in net proceeds of approximately $148.4 million, and paying total compensation to the applicable sales agents of approximately $2.2 million.
Share Repurchase Program

We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2024. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of March 31, 2024, we had not repurchased any shares of our common stock pursuant to our share repurchase program.
Dividend and Distribution Activity
On May 7, 2024, our board of directors declared a cash dividend in the amount of $0.45 per share of our common stock payable on July 12, 2024 to the stockholders of record as of the close of business on June 28, 2024.
Contractual Commitments
As of May 7, 2024, we had no outstanding contracts or non-binding letters of intent to acquire any industrial properties as described under the heading “Material Cash Commitments” in this Quarterly Report on Form 10-Q.
Inflation
The U.S. economy experienced a significant increase in inflation rates in recent years. A wide variety of industries and sectors have been, and will continue to be, affected by increasing commodity prices. In recent years, inflation has increased construction costs, including tenant improvements and capital projects, goods and labor, and operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 69.2% of our total rentable square feet and improved land acreage expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 97.2% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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
The analysis of our results below for the three months ended March 31, 2024 and 2023 includes the changes attributable to same store properties. The same store pool for the comparison of the three months ended March 31, 2024 and 2023 includes all properties that were owned and in operation as of March 31, 2024 and since January 1, 2023 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of March 31, 2024. As of March 31, 2024, the same store pool consisted of 246 buildings aggregating approximately 14.7 million square feet representing approximately 93.0% of our total square feet owned and 44 improved land parcels consisting of approximately 145.3 acres representing approximately 95.3% of our total acreage owned. As of March 31, 2024, the non-same store properties, which we acquired, developed or redeveloped, or sold during 2024 and 2023 or were held for sale or in development or redevelopment as of March 31, 2024, consisted of 12 buildings aggregating approximately 1.1 million square feet, one improved land parcel consisting of approximately 7.1 acres, ten properties under development or redevelopment and approximately 45.5 acres of land for future development. As of March 31, 2024 and 2023, our consolidated same store pool occupancy was approximately 96.2% and 98.3%, respectively.

Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023:

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$60,175	$57,031	$3,144	5.5%
Non-same store operating properties [2]	6,843	2,507	4,336	173.0%
Total rental revenues	67,018	59,538	7,480	12.6%
Tenant expense reimbursements [1]
Same store	16,767	14,616	2,151	14.7%
Non-same store operating properties [2]	1,245	497	748	150.5%
Total tenant expense reimbursements	18,012	15,113	2,899	19.2%
Total revenues	85,030	74,651	10,379	13.9%
Property operating expenses
Same store	19,148	17,691	1,457	8.2%
Non-same store operating properties [2]	1,742	690	1,052	152.5%
Total property operating expenses	20,890	18,381	2,509	13.6%
Net operating income [3]
Same store	57,794	53,956	3,838	7.1%
Non-same store operating properties [2]	6,346	2,314	4,032	174.2%
Total net operating income	$64,140	$56,270	$7,870	14.0%
Other costs and expenses
Depreciation and amortization	20,939	18,159	2,780	15.3%
General and administrative	10,510	9,320	1,190	12.8%
Acquisition costs and other	—	48	(48)	(100.0)%
Total other costs and expenses	31,449	27,527	3,922	14.2%
Other income (expense)
Interest and other income	2,893	1,963	930	47.4%
Interest expense, including amortization	(5,240)	(7,375)	2,135	(28.9)%
Gain on sales of real estate investments	5,715	—	5,715	n/a
Total other income (expense)	3,368	(5,412)	8,780	n/a
Net income	$36,059	$23,331	$12,728	54.6%
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
2Includes 2024 and 2023 acquisitions and dispositions, one improved land parcel, ten properties under development or redevelopment and approximately 45.5 acres of land for future development.
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

Revenues. Total revenues increased approximately $10.4 million for the three months ended March 31, 2024 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases and property acquisitions during 2024 and 2023. Cash rents on new and renewed leases totaling approximately 0.7 million square feet and 3.3 acres of improved land commencing during the three months ended March 31, 2024 increased approximately 47.2% compared to the previous rental rates for that same space. For the three months ended March 31, 2024 and 2023, approximately $1.2 million and $1.8 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.1 million was recorded in lease termination revenue for both periods. The increase in total revenues was partially offset by a decrease in occupancy for the three months ended March 31, 2024 compared to the same period from the prior year.
Property operating expenses. Total property operating expenses increased approximately $2.5 million during the three months ended March 31, 2024 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.1 million attributable to property acquisitions during 2024 and 2023 as well as increases in insurance premiums and real estate taxes.
Depreciation and amortization. Depreciation and amortization increased approximately $2.8 million during the three months ended March 31, 2024 compared to the same period from the prior year primarily due to property acquisitions during 2024 and 2023.
General and administrative expenses. General and administrative expenses increased approximately $1.2 million during the three months ended March 31, 2024 compared to the same period from the prior year primarily due to increased compensation expenses compared to the same period from the prior year, including an increase in the number of employees and salaries and increased restricted stock amortization and LTIP expense.
Acquisition costs and other. Acquisition costs and other for the three months ended March 31, 2024 remained consistent with the same period in the prior year.
Interest and other income. Interest and other income increased approximately $0.9 million for the three months ended March 31, 2024 compared to the same period from the prior year primarily due to higher cash and cash equivalent balances and higher interest rates on those balances.
Interest expense, including amortization. Interest expense decreased approximately $2.1 million for the three months ended March 31, 2024 compared to the same period from the prior year. This was primarily due to an increase in capitalized interest for the development and redevelopment properties, partially offset by higher average interest rates on the unsecured term loans during the three months ended March 31, 2024.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $5.7 million for the three months ended March 31, 2024 compared to the same period from the prior year. We recognized an aggregate gain of approximately $5.7 million from the sale of one property during the three months ended March 31, 2024. We did not sell any properties during the three months ended March 31, 2023.
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

We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and perpetual preferred stock. Fitch Ratings assigned us an issuer rating of BBB+ with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize senior unsecured notes, term loans, credit facilities, dispositions of properties, and proceeds from the issuance of common stock and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value ratio.
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
Equity Sources of Liquidity
On March 27, 2024, we completed a public offering of 6,325,000 shares of common stock at a price per share of $62.00, which included the underwriters’ full exercise of their option to purchase an additional 825,000 shares. The net proceeds of the offering were approximately $387.1 million after deducting the underwriting discount and offering costs of approximately $5.0 million. We used the net proceeds for acquisitions subsequent to March 31, 2024, including the acquisition of an industrial property in Alexandria, Virginia and the acquisition of a portfolio of industrial properties comprised of 28 buildings located in New York City, Northern New Jersey, San Francisco Bay Area and Los Angeles.
The following sets forth certain information regarding our current at-the-market common stock offering program as of March 31, 2024:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$500 Million ATM Program	September 6, 2023	$500,000	$155,207
The table below sets forth the activity under our at-the-market common stock offering programs during the three months ended March 31, 2024 and 2023, respectively:

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
March 31, 2024	2,353,278	$64.00	$148,424	$2,184
March 31, 2023	350,000	$63.30	$21,834	$321

Debt Sources of Liquidity
As of March 31, 2024, we had $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of senior unsecured notes that mature in August 2030, and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”).
Our Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $400.0 million revolving credit facility that matures in August 2025, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of both March 31, 2024 and December 31, 2023, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.
The aggregate amount of the Amended Facility may be increased by up to an additional $500.0 million to a maximum amount not to exceed $1.1 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $400.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of March 31, 2024) for the revolving credit facility and 1.25% to 1.75% (1.25% as of March 31, 2024) for the term loans, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, we held cash and cash equivalents totaling approximately $649.6 million and $165.4 million, respectively.
The following tables summarize our debt maturities and principal payments as of March 31, 2024 and our market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the three months ended March 31, 2024 and 2023 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Total Debt
2024 (9 months)	$—	$—	$100,000	$100,000
2025	—	—	—	—
2026	—	—	50,000	50,000
2027	—	100,000	50,000	150,000
2028	—	100,000	100,000	200,000
Thereafter	—	—	275,000	275,000
Total Debt	—	200,000	575,000	775,000
Deferred financing costs, net	—	(796)	(2,434)	(3,230)
Total Debt, net	$—	$199,204	$572,566	$771,770
Weighted average interest rate	n/a	6.6%	3.1%	4.0%

	As of March 31, 2024		As of March 31, 2023
Total Debt, net	$771,770		$770,941
Less: Cash and cash equivalents	(649,575)		(11,054)
Net Debt	$122,195		$759,887
Equity
Common Stock
Shares Outstanding [1]	96,704,102		83,122,297
Market Price [2]	$66.40		$64.60
Total Equity	6,421,152		5,369,700
Total Market Capitalization	$7,192,922		$6,140,641
Total Debt-to-Total Investments in Properties [3]	18.8%		20.2%
Total Debt-to-Total Market Capitalization [4]	10.7%		12.6%
Floating Rate Debt as a % of Total Debt [5]	25.8%		25.8%
Net Income	$36,059		$23,331
Adjusted EBITDA [6]	$59,879		$51,951
Interest Coverage [7]	11.4	x	7.0	x
Fixed Charge Coverage [8]	7.2	x	6.5	x
Net Debt-to-Adjusted EBITDA [9]	0.5	x	3.7	x
Weighted Average Maturity of Total Debt (years)	4.1		5.1

1Includes 422,563 and 377,909 shares of unvested restricted stock outstanding as of March 31, 2024 and 2023, respectively. Also includes 508,663 and 512,459 shares held in the Deferred Compensation Plan as of March 31, 2024 and 2023, respectively.
2Closing price of a share of our common stock on the New York Stock Exchange on March 28, 2024 and March 31, 2023, respectively, in dollars per share.
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
6Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the three months ended March 31, 2024 and 2023, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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
9Net debt-to-Adjusted EBITDA is calculated as net debt divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for the definitions of Adjusted EBITDA and net debt, a reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA and net debt are useful supplemental measures of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the three months ended March 31, 2024:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2024	Common Stock	$0.45	February 6, 2024	March 28, 2024	April 5, 2024
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under loans payable, draws on our Amended Facility, common and preferred stock issuances, proceeds from property dispositions and issuances of unsecured notes. Our principal uses of cash are asset acquisitions, developments and redevelopments, debt service, capital expenditures, operating costs, corporate overhead costs and common stock dividends.
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $47.0 million for the three months ended March 31, 2024 compared to approximately $38.8 million for the three months ended March 31, 2023. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2024 and 2023 and increased rents on new and renewed leases at our same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $48.6 million and $387.4 million for the three months ended March 31, 2024 and 2023, respectively, which consisted primarily of cash paid for property acquisitions of approximately $18.7 million and $364.6 million, respectively, additions to capital improvements of approximately $40.1 million and $22.8 million, respectively, and was partially offset by proceeds from sales of real estate investments of approximately $10.2 million and $0.0 million, respectively.
Cash From Financing Activities. Net cash provided by financing activities was approximately $495.8 million for the three months ended March 31, 2024, which consisted primarily of approximately $535.8 million in net proceeds from the issuance of common stock, partially offset by approximately $39.1 million in equity dividend payments. Net cash provided by financing activities was approximately $334.1 million for the three months ended March 31, 2023, which consisted primarily of approximately $365.5 million in net proceeds from the issuance of common stock, partially offset by approximately $30.8 million in equity dividend payments.
Critical Accounting Policies And Estimates
A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 and in the condensed notes to consolidated financial statements in this Quarterly Report on Form 10-Q.
Material Cash Commitments
The following table summarizes our material cash commitments due by period as of March 31, 2024 (dollars in thousands):

Material Cash Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$100,000	$150,000	$250,000	$275,000	$775,000
Debt interest payments	16,140	27,533	21,010	11,153	75,836
Operating lease commitments	889	1,978	1,715	323	4,905
Purchase obligations [1]	—	—	—	—	—
Total	$117,029	$179,511	$272,725	$286,476	$855,741
1 As of May 7, 2024. As of March 31, 2024, we had one outstanding contract with a third-party seller to acquire an industrial property for a total purchase price of $84.3 million and two outstanding contracts with a third-party seller to acquire a portfolio of industrial properties comprised of 28 buildings for a total purchase price of $364.5 million. Subsequent to March 31, 2024, both the industrial property and the industrial portfolio were acquired, as described under the heading “Acquisition Activity” in this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures

We use the following non-GAAP financial measures that we believe are useful to investors as key supplemental measures of our operating performance: funds from operations, or FFO, Adjusted EBITDA, net operating income, or NOI, same store NOI, cash-basis same store NOI and net debt. FFO, Adjusted EBITDA, NOI, same store NOI, cash-basis same store NOI and net debt should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. Further, our computation of FFO, Adjusted EBITDA, NOI, same store NOI, cash-basis same store NOI and net debt may not be comparable to FFO, Adjusted EBITDA, NOI, same store NOI, cash-basis same store NOI and net debt reported by other companies.
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
The following table reflects the calculation of FFO reconciled from net income for the three months ended March 31, 2024 and 2023 (dollars in thousands except per share data):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net income	$36,059	$23,331	$12,728	54.6%
Gain on sales of real estate investments	(5,715)	—	(5,715)	n/a
Depreciation and amortization	20,939	18,159	2,780	15.3%
Non-real estate depreciation	(39)	(32)	(7)	21.9%
Allocation to participating securities [1]	(227)	(189)	(38)	20.1%
FFO attributable to common stockholders	$51,017	$41,269	$9,748	23.6%
Basic FFO per common share	$0.57	$0.52	$0.05	9.6%
Diluted FFO per common share	$0.57	$0.51	$0.06	11.8%
Basic weighted average common shares outstanding	88,873,871	79,895,886
Diluted weighted average common shares outstanding	89,436,149	80,344,742
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 429,583 and 373,985 of weighted average unvested restricted shares outstanding for the three months ended March 31, 2024 and 2023, respectively.
FFO increased by approximately $9.7 million for the three months ended March 31, 2024 compared to the same period from the prior year due primarily to property acquisitions during 2023 and 2024 as well as same store NOI growth of approximately $3.8 million for the three months ended March 31, 2024 compared to the same period from the prior year. The FFO increase was partially offset by increased weighted average common shares outstanding and increased general and administrative expenses.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net income	$36,059	$23,331	$12,728	54.6%
Gain on sales of real estate investments	(5,715)	—	(5,715)	n/a
Depreciation and amortization	20,939	18,159	2,780	15.3%
Interest expense, including amortization	5,240	7,375	(2,135)	(28.9)%
Stock-based compensation	3,356	3,038	318	10.5%
Acquisition costs and other	—	48	(48)	n/a
Adjusted EBITDA	$59,879	$51,951	$7,928	15.3%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of March 31, 2024 and since January 1, 2023 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of March 31, 2024. As of March 31, 2024, the same store pool consisted of 246 buildings aggregating approximately 14.7 million square feet representing approximately 93.0% of our total square feet owned and 44 improved land parcels containing approximately 145.3 acres representing approximately 95.3% of our total acreage owned. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024		2023		$ Change	% Change
Net income [1]	$36,059		$23,331		$12,728	54.6%
Depreciation and amortization	20,939		18,159		2,780	15.3%
General and administrative	10,510		9,320		1,190	12.8%
Acquisition costs and other	—		48		(48)	n/a
Total other income and expenses	(3,368)		5,412		(8,780)	n/a
Net operating income	64,140		56,270		7,870	14.0%
Less non-same store NOI	(6,346)	[2]	(2,314)	[2]	(4,032)	174.2%
Same store NOI	$57,794		$53,956		$3,838	7.1%
Less straight-line rents and amortization of lease intangibles [3]	(2,950)		(5,451)		2,501	(45.9)%
Cash-basis same store NOI	$54,844		$48,505		$6,339	13.1%
Less termination fee income	(100)		(20)		(80)	400.0%
Cash-basis same store NOI excluding termination fees	$54,744		$48,485		$6,259	12.9%
1Includes approximately $0.1 million and $12,000 of lease termination income for the three months ended March 31, 2024 and 2023, respectively.
2Includes 2023 and 2024 acquisitions and dispositions, one improved land parcel, ten properties under development or redevelopment and approximately 45.5 acres of land for future development.
3Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $6.3 million for the three months ended March 31, 2024 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and contractual rent increases on pre-existing leases. For the three months ended March 31, 2024 and 2023, total contractual rent abatements of approximately $0.2 million and $1.8 million, respectively, were given to certain tenants in the same store pool and approximately $0.1 million and $19,000, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $1.4 million of the increase in cash-basis same store NOI for the three months ended March 31, 2024 related to properties that were acquired vacant or with near term expirations in 2022. The increase in cash-basis same store NOI was partially offset by a decrease in occupancy for the three months ended March 31, 2024 compared to the same period from the prior year.
We compute net debt as total debt, less deferred financing costs and cash and cash equivalents. We believe that presenting net debt provides useful information to investors regarding our ability to repay our outstanding consolidated indebtedness. See “Debt Sources of Liquidity” in this Quarterly Report on Form 10-Q for a reconciliation of net debt from total debt.
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
As of March 31, 2024, we had $200.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on SOFR plus an applicable SOFR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 6.6% as of March 31, 2024. If the SOFR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Amended Facility as of March 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings.
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 1A.    Risk Factors.
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Not Applicable.
(b)Not Applicable.
(c)

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
January 1, 2024 - January 31, 2024	—		$—	n/a	n/a
February 1, 2024 - February 29, 2024	14,517		62.70	n/a	n/a
March 1, 2024 - March 31, 2024	—		—	n/a	n/a
Total	14,517	[1]	$62.70	n/a	n/a
1     Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.
Item 3.        Defaults Upon Senior Securities.
None.
Item 4.        Mine Safety Disclosures.
Not Applicable.
Item 5.        Other Information.
During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated May 8, 2024.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated May 8, 2024.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated May 8, 2024.

32.1**	18 U.S.C. § 1350 Certification dated May 8, 2024.

32.2**	18 U.S.C. § 1350 Certification dated May 8, 2024.

32.3**	18 U.S.C. § 1350 Certification dated May 8, 2024.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

May 8, 2024	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

May 8, 2024	By:	/s/ Michael A. Coke
Michael A. Coke
President

May 8, 2024	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer (Principal Financial Officer)

May 8, 2024	By:	/s/ Melinda Weston
Melinda Weston
Chief Accounting Officer (Principal Accounting Officer)