Form 10-Q
period 2024-06-30
Terreno Realty Corp
filed 2024-08-07
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 96,899,826 shares of its common stock, $0.01 par value per share, outstanding as of August 6, 2024.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments in real estate
Land	$2,333,159	$1,995,494
Buildings and improvements	1,823,523	1,561,532
Construction in progress	292,555	343,485
Intangible assets	178,315	147,329
Total investments in properties	4,627,552	4,047,840
Accumulated depreciation and amortization	(425,534)	(384,480)
Net investments in properties	4,202,018	3,663,360
Cash and cash equivalents	181,989	165,400
Restricted cash	461	836
Other assets, net	82,373	75,081
Total assets	$4,466,841	$3,904,677
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$—
Term loans payable, net	199,262	199,145
Senior unsecured notes, net	572,714	572,418
Security deposits	36,797	32,934
Intangible liabilities, net	95,992	84,718
Dividends payable	43,528	39,052
Accounts payable and other liabilities	77,863	61,783
Total liabilities	1,026,156	990,050
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 96,212,243 and 87,487,098 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	964	876
Additional paid-in capital	3,391,222	2,849,961
Common stock held in deferred compensation plan: 508,663 and 508,663 shares at June 30, 2024 and December 31, 2023, respectively.	(31,788)	(31,788)
Retained earnings	80,287	95,578
Total stockholders’ equity	3,440,685	2,914,627
Total liabilities and equity	$4,466,841	$3,904,677
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Rental revenues and tenant expense reimbursements	$94,247	$79,535	$179,277	$154,186
Total revenues	94,247	79,535	179,277	154,186
COSTS AND EXPENSES
Property operating expenses	23,772	18,586	44,662	36,967
Depreciation and amortization	23,012	18,232	43,951	36,391
General and administrative	10,543	9,766	21,053	19,086
Acquisition costs and other	36	27	36	75
Total costs and expenses	57,363	46,611	109,702	92,519
OTHER INCOME (EXPENSE)
Interest and other income	4,332	973	7,225	2,936
Interest expense, including amortization	(5,520)	(5,900)	(10,760)	(13,275)
Gain on sales of real estate investments	—	12,257	5,715	12,257
Total other income (expense)	(1,188)	7,330	2,180	1,918
Net income	35,696	40,254	71,755	63,585
Allocation to participating securities	(156)	(180)	(310)	(286)
Net income available to common stockholders	$35,540	$40,074	$71,445	$63,299
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.37	$0.48	$0.77	$0.78
Net income available to common stockholders - diluted	$0.37	$0.48	$0.77	$0.77
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	96,289,755	83,116,241	92,581,813	81,514,960
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	96,406,139	83,116,241	92,950,015	81,761,199
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)

Six months ended June 30, 2024:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2023	87,487,098	$876	$2,849,961	508,663	$(31,788)	$95,578	$2,914,627
Net income	—	—	—	—	—	36,059	36,059
Issuance of common stock, net of issuance costs of $3,226	8,678,278	87	534,955	—	—	—	535,042
Forfeiture of common stock related to employee awards	(9,324)	—	—	—	—	—	—
Common shares acquired related to employee awards	(14,517)	—	(983)	—	—	—	(983)
Issuance of restricted stock	53,904	—	—	—	—	—	—
Stock-based compensation	—	—	3,356	—	—	—	3,356
Common stock dividends ($0.45 per share)	—	—	—	—	—	(43,517)	(43,517)
Balance as of March 31, 2024	96,195,439	963	3,387,289	508,663	(31,788)	88,120	3,444,584
Net income	—	—	—	—	—	35,696	35,696
Issuance of common stock, net of issuance costs of $0	11,385	1	—	—	—	—	1
Forfeiture of common stock related to employee awards	(7,013)	—	—	—	—	—	—
Common shares acquired related to employee awards	(874)	—	(55)	—	—	—	(55)
Issuance of restricted stock	13,306	—	—	—	—	—	—
Stock-based compensation	—	—	3,988	—	—	—	3,988
Common stock dividends ($0.45 per share)	—	—	—	—	—	(43,529)	(43,529)
Balance as of June 30, 2024	96,212,243	$964	$3,391,222	508,663	$(31,788)	$80,287	$3,440,685

Six months ended June 30, 2023:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2022	76,463,482	$765	$2,167,276	417,665	$(26,462)	$88,272	$2,229,851
Net income	—	—	—	—	—	23,331	23,331
Issuance of common stock, net of issuance costs of $943	6,197,825	62	377,426	—	—	—	377,488
Forfeiture of common stock related to employee awards	(6,434)	—	—	—	—	—	—
Common shares acquired related to employee awards	(9,745)	—	(627)	—	—	—	(627)
Issuance of restricted stock	59,504	—	—	—	—	—	—
Stock-based compensation	—	—	3,038	—	—	—	3,038
Common stock dividends ($0.40 per share)	—	—	—	—	—	(33,209)	(33,209)
Deposits to deferred compensation plan	(94,794)	—	5,547	94,794	(5,547)	—	—
Balance as of March 31, 2023	82,609,838	827	2,552,660	512,459	(32,009)	78,394	2,599,872
Net income	—	—	—	—	—	40,254	40,254
Issuance of common stock, net of issuance costs of $822	629,586	6	37,897	—	—	—	37,903
Common shares acquired related to employee awards	(1,167)	—	(105)	—	—	—	(105)
Stock-based compensation	—	—	3,805	—	—	—	3,805
Common stock dividends ($0.40 per share)	—	—	—	—	—	(33,465)	(33,465)
Deposits to deferred compensation plan	(2,080)	—	125	2,080	(125)	—	—
Balance as of June 30, 2023	83,236,177	$833	$2,594,382	514,539	$(32,134)	$85,183	$2,648,264
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,755	$63,585
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(3,404)	(4,215)
Amortization of lease intangibles	(7,808)	(7,186)
Depreciation and amortization	43,951	36,391
Gain on sales of real estate investments	(5,715)	(12,257)
Deferred financing cost amortization	774	770
Stock-based compensation	7,344	6,843
Changes in assets and liabilities
Other assets	(4,747)	(6,038)
Accounts payable and other liabilities	9,219	9,470
Net cash provided by operating activities	111,369	87,363
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(468,934)	(378,093)
Proceeds from sales of real estate investments, net	10,172	24,585
Additions to construction in progress	(71,526)	(26,093)
Additions to buildings, improvements and leasing costs	(16,834)	(26,890)
Net cash used in investing activities	(547,122)	(406,491)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	538,268	417,156
Issuance costs on issuance of common stock	(2,693)	(1,352)
Repurchase of common stock related to employee awards	(1,038)	(732)
Borrowings on credit facility	—	49,000
Payments on credit facility	—	(49,000)
Payment of deferred financing costs	—	(80)
Dividends paid to common stockholders	(82,570)	(63,926)
Net cash provided by financing activities	451,967	351,066
Net increase in cash and cash equivalents and restricted cash	16,214	31,938
Cash and cash equivalents and restricted cash at beginning of period	166,236	28,083
Cash and cash equivalents and restricted cash at end of period	$182,450	$60,021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$14,910	$15,488
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	34,324	25,078
Non-cash issuance of common stock to the deferred compensation plan	—	(5,672)
Lease liability arising from recognition of right-of-use asset	2,264	—
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$491,499	$420,493
Assumption of other assets and liabilities	(22,565)	(42,400)
Net cash paid for property acquisitions	$468,934	$378,093
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Northern New Jersey/New York City; Los Angeles; Miami; San Francisco Bay Area; Seattle and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of June 30, 2024, the Company owned 292 buildings aggregating approximately 18.1 million square feet, 45 improved land parcels consisting of approximately 152.4 acres, nine properties under development or redevelopment and approximately 35.4 acres of land for future development.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three or six months ended June 30, 2024 or 2023.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $4.5 million and $3.6 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $7.8 million and $7.2 million for the six months ended June 30, 2024 and 2023, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of June 30, 2024 was 6.2 years. As of June 30, 2024 and December 31, 2023, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	June 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$173,084	$(102,338)	$70,746	$143,444	$(93,476)	$49,968
Above-market leases	5,231	(3,594)	1,637	3,885	(3,463)	422
Below-market leases	(156,160)	60,168	(95,992)	(137,047)	52,329	(84,718)
Total	$22,155	$(45,764)	$(23,609)	$10,282	$(44,610)	$(34,328)

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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023
Beginning
Cash and cash equivalents at beginning of period	$165,400	$26,393
Restricted cash	836	1,690
Cash and cash equivalents and restricted cash	166,236	28,083
Ending
Cash and cash equivalents at end of period	181,989	58,920
Restricted cash	461	1,101
Cash and cash equivalents and restricted cash	182,450	60,021
Net increase in cash and cash equivalents and restricted cash	$16,214	$31,938
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

As of June 30, 2024 and December 31, 2023, approximately $56.4 million and $56.1 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $2.2 million and $1.2 million as of June 30, 2024 and December 31, 2023, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of accumulated amortization in the aggregate of approximately $14.2 million and $13.5 million as of June 30, 2024 and December 31, 2023, respectively.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of June 30, 2024 and December 31, 2023, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of June 30, 2024, include years 2020 to 2023 for federal purposes.
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
As of June 30, 2024, the Company owned 62 buildings aggregating approximately 3.5 million square feet and 13 improved land parcels consisting of approximately 68.0 acres located in Northern New Jersey/New York City, which accounted for a combined percentage of approximately 26.9% of its annualized base rent. Such annualized base rent is based on contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements as of June 30, 2024, multiplied by 12.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of June 30, 2024.
Note 4. Investments in Real Estate
During the three months ended June 30, 2024, the Company acquired one industrial property and one portfolio of industrial properties, with a total initial investment, including acquisition costs, of approximately $472.8 million, of which $297.9 million was recorded to land, $143.5 million to buildings and improvements and $31.4 million to intangible assets. Additionally, the Company assumed $22.4 million in liabilities.
During the six months ended June 30, 2024, the Company acquired three industrial properties and one portfolio of industrial properties, with a total initial investment, including acquisition costs, of approximately $491.5 million, of which $313.0 million was recorded to land, $147.1 million to buildings and improvements, and $31.4 million to intangible assets. Additionally, the Company assumed $22.4 million in liabilities.
The Company recorded revenues and net income for both the three and six months ended June 30, 2024 of approximately $6.5 million and $2.8 million, respectively, related to the 2024 acquisitions.
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
As of June 30, 2024, the Company had nine properties under development or redevelopment that, upon completion, will consist of ten buildings aggregating approximately 1.1 million square feet and one approximately 2.8-acre improved land parcel. Additionally, the Company owned approximately 35.4 acres of land for future development that, upon completion, will consist of three buildings aggregating approximately 0.7 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment and the land for future development as of June 30, 2024:

Property Name	Location	Total Expected Investment (in thousands) [1]	Estimated Post-Development Square Feet	Estimated Post-Development Acreage
Properties under development or redevelopment:
Countyline Phase IV
Countyline Building 31 [2]	Hialeah, FL	$42,054	161,787	—
Countyline Building 32 [2]	Hialeah, FL	40,132	164,307	—
Countyline Building 33 [2]	Hialeah, FL	38,977	158,042	—
Countyline Building 39 [2]	Hialeah, FL	43,802	178,201	—
147th Street	Hawthorne, CA	15,431	31,378	—
Maple III	Rancho Dominguez, CA	28,486	—	2.8
Paterson Plank III	Carlstadt, NJ	35,301	47,316	—
East Garry Avenue	Santa Ana, CA	40,513	91,500	—
139th Street [3]	Gardena, CA	104,611	227,755	—
Total		$389,307	1,060,286	2.8

Land for future development:
Countyline Phase IV
Countyline Phase IV Land [2]	Hialeah, FL	$174,846	652,985	—
Total		$174,846	652,985	—
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
During 2024, the Company completed development of two properties. The following table summarizes certain information with respect to the development properties completed during the six months ended June 30, 2024:

Property Name	Location	Total Investment (in thousands) [1]	Post-Development Square Feet	Completion Quarter
Countyline Building 38	Hialeah, FL	$88,500	506,215	Q2 2024
Countyline Building 40	Hialeah, FL	43,800	186,107	Q2 2024
Total/Weighted Average		$132,300	692,322
1Total investment for the properties include the initial purchase price, buyer’s due diligence and closing costs, redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
The Company capitalized interest associated with development, redevelopment, renovation or expansion activities of approximately $2.8 million and $2.3 million during the three months ended June 30, 2024 and 2023, respectively, and approximately $5.9 million and $2.9 million during the six months ended June 30, 2024 and 2023, respectively.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of June 30, 2024, the Company did not have any properties held for sale.
During the six months ended June 30, 2024, the Company sold one property located in the Seattle market for a sales price of approximately $11.0 million, resulting in a gain of approximately $5.7 million.
During the six months ended June 30, 2023, the Company sold one property located in the Northern New Jersey/New York City market for a sales price of approximately $25.5 million, resulting in a gain of approximately $12.3 million.
Note 6. Debt
As of both June 30, 2024 and December 31, 2023, the Company had $775.0 million of unsecured debt and no secured debt. The following table summarizes the components of the Company’s indebtedness as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023	Margin Above SOFR	Interest Rate [1]	Contractual Maturity Date
Unsecured Debt:
Credit Facility	$—	$—	1.1% [2]	n/a	8/20/2025
5-Year Term Loan	100,000	100,000	1.3% [2]	6.6%	1/15/2027
5-Year Term Loan	100,000	100,000	1.3% [2]	6.6%	1/15/2028
$100M 7-Year Unsecured [3,4]	100,000	100,000	n/a	3.8%	7/14/2024
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [3]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [3]	100,000	100,000	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [3]	125,000	125,000	n/a	2.4%	8/17/2030
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	2.8%	7/15/2031
Total Unsecured Debt	775,000	775,000
Less: Unamortized debt issuance costs	(3,024)	(3,437)
Total	$771,976	$771,563
1Reflects the contractual interest rate under the terms of each loan as of June 30, 2024. Excludes the effects of unamortized debt issuance costs.

2The interest rates on these loans are comprised of the Secured Overnight Financing Rate (“SOFR”) plus a SOFR margin. The SOFR margins will range from 1.10% to 1.55% (1.10% as of June 30, 2024) for the revolving credit facility and 1.25% to 1.75% (1.25% as of June 30, 2024) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment.
3Collectively, the “Senior Unsecured Notes”.
4In July 2024, the Company repaid the $100.0 million tranche of 7-year Senior Unsecured Notes using existing cash on hand. The notes bore interest at 3.8% and had an original maturity date of July 14, 2024.

The Company’s Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $400.0 million revolving credit facility that matures in August 2025, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of both June 30, 2024 and December 31, 2023, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.

The aggregate amount of the Amended Facility may be increased by up to an additional $500.0 million to a maximum amount not to exceed $1.1 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $400.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of June 30, 2024) for the revolving credit facility and 1.25% to 1.75% (1.25% as of June 30, 2024) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of June 30, 2024 and December 31, 2023.
The scheduled principal payments of the Company’s debt as of June 30, 2024 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes		Total Debt
2024 (6 months)	$—	$—	$100,000	[1]	$100,000
2025	—	—	—		—
2026	—	—	50,000		50,000
2027	—	100,000	50,000		150,000
2028	—	100,000	100,000		200,000
Thereafter	—	—	275,000		275,000
Total debt	—	200,000	575,000		775,000
Deferred financing costs, net	—	(738)	(2,286)		(3,024)
Total debt, net	$—	$199,262	$572,714		$771,976
Weighted average interest rate	n/a	6.6%	3.1%		4.0%
1In July 2024, the Company repaid the $100.0 million tranche of 7-year Senior Unsecured Notes using existing cash on hand. The notes bore interest at 3.8% and had an original maturity date of July 14, 2024.
Note 7. Leasing

The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of June 30, 2024. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2024 (6 months)	$141,666
2025	276,184
2026	236,814
2027	181,007
2028	131,502
Thereafter	276,236
Total	$1,243,409
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
Financial Instruments Disclosed at Fair Value
As of June 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.
The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
June 30, 2024	$719,441	$—	$719,441	$—	$771,976
December 31, 2023	$721,269	$—	$721,269	$—	$771,563
Note 9. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the "$500 Million ATM Program") pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million ($155.2 million remaining as of June 30, 2024) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $500 Million ATM Program, the Company had a previous at-the-market equity offering program (the "$300 Million ATM Program"), which was substantially utilized as of September 5, 2023 and is no longer active. Actual sales under the $500 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three months ended June 30, 2024, the Company did not issue any common stock under the $500 Million ATM Program. During the six months ended June 30, 2024, the Company issued an aggregate of 2,353,278 shares of common stock at a weighted average offering price of $64.00 per share under the $500 Million ATM Program, resulting in net proceeds of approximately $148.4 million and paying total compensation to the applicable sales agents of approximately $2.2 million. During the three and six months ended June 30, 2023, the Company issued an aggregate of 617,106 and 967,106 shares, respectively, of common stock at a weighted average offering price of $62.75 and $62.95 per share, respectively, under the $300 million ATM Program, resulting in net proceeds of approximately $38.2 million and $60.0 million, respectively, and paying total compensation to the applicable sales agents of approximately $0.6 million and $0.9 million, respectively.
On March 27, 2024, the Company completed a public offering of 6,325,000 shares of common stock at a price per share of $62.00, which included the underwriters’ full exercise of their option to purchase an additional 825,000 shares. The net proceeds of the offering were approximately $387.1 million after deducting the underwriting discount and offering costs of approximately $5.0 million. The Company used the net proceeds for acquisitions.
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
In connection with the Annual Meeting of Stockholders on May 7, 2024, the Company granted a total of 11,385 unrestricted shares of the Company's common stock to its independent directors under the 2019 Plan with a grant date fair value per share of $54.90. The grant date fair value of the common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.6 million in compensation costs for both the three and six months ended June 30, 2024 related to this issuance.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2024. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2024, the Company had not repurchased any shares of common stock pursuant to its share repurchase program.
The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three months ended June 30, 2024 and 2023, 0 and 2,080 shares of common stock, respectively, were deposited into the Deferred Compensation Plan and during the six months ended June 30, 2024 and 2023, 0 and 96,874 shares of common stock, respectively, were deposited into the Deferred Compensation Plan. During each of the three and six months ended June 30, 2024 and 2023, no shares of common stock were withdrawn from the Deferred Compensation Plan.
As of June 30, 2024, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 438,232 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to June 30, 2024 ranged from $14.20 to $78.33. The fair value of the restricted stock that was granted during the six months ended June 30, 2024 was approximately $4.1 million and the vesting period for the restricted stock is typically between three and five years. As of June 30, 2024, the Company had approximately $13.8 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 2.8 years. The Company recognized compensation costs of approximately $1.7 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $3.1 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the six months ended June 30, 2024:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2023	419,057	$60.99
Granted	67,210	60.77
Forfeited	(16,337)	66.98
Vested	(43,526)	64.94
Non-vested shares outstanding as of June 30, 2024	426,404	$60.32
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of June 30, 2024:

Non-vested Shares Vesting Schedule	Number of Shares
2024 (6 months)	70,687
2025	97,920
2026	80,040
2027	104,687
2028	73,070
Thereafter	—
Total Non-vested Shares	426,404
Long-Term Incentive Plan:
As of June 30, 2024, there were three open performance measurement periods for the Performance Share awards: January 1, 2022 to December 31, 2024, January 1, 2023 to December 31, 2025, and January 1, 2024 to December 31, 2026. During the six months ended June 30, 2024, the Company did not issue any shares of common stock related to the Performance Share awards for the performance period from January 1, 2021 to December 31, 2023.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 and includes the forfeiture of certain of the Performance Share awards during 2024 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant [1]	Expense for the Three Months Ended June 30,		Expense for the Six Months Ended June 30,
		2024	2023	2024	2023
January 1, 2021 - December 31, 2023	$4,820	$—	$402	$—	$804
January 1, 2022 - December 31, 2024	5,618	326	482	808	964
January 1, 2023 - December 31, 2025	8,583	601	753	1,240	1,506
January 1, 2024 - December 31, 2026	9,261	736	—	1,526	—
Total	$28,282	$1,663	$1,637	$3,574	$3,274
1     Reflects the fair value on date of grant for all performance shares outstanding at June 30, 2024.
Dividends:
The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2024:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2024	Common Stock	$0.45	February 6, 2024	March 28, 2024	April 5, 2024
June 30, 2024	Common Stock	$0.45	May 7, 2024	June 28, 2024	July 12, 2024
Note 10. Net Income (Loss) Per Share

Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the three and six months ended June 30, 2024 and 2023.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 439,993 and 374,514 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2024 and 2023, respectively, and 434,788 and 374,251 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2024 and 2023, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 116,384 and 0 for the three months ended June 30, 2024 and 2023, respectively, and 368,202 and 246,239 for the six months ended June 30, 2024 and 2023, respectively.
Note 11. Subsequent Events
In July 2024, the Company repaid the $100.0 million tranche of 7-year Senior Unsecured Notes using existing cash on hand. The notes bore interest at 3.8% and had an original maturity date of July 14, 2024.
On August 1, 2024, the Company acquired one industrial property in Washington, D.C. for a total purchase price of approximately $7.6 million. The property was acquired from an unrelated third party using existing cash on hand.
On August 6, 2024, the Company’s board of directors declared a cash dividend in the amount of $0.49 per share of its common stock payable on October 11, 2024 to the stockholders of record as of the close of business on September 30, 2024.

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 7, 2024, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, which was filed with the Securities and Exchange Commission on May 8, 2024, in this Quarterly Report on Form 10-Q, and in our other public filings;
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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: Northern New Jersey/New York City; Los Angeles; Miami; San Francisco Bay Area; Seattle and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 77.5% of our total annualized base rent as of June 30, 2024), flex (including light industrial and research and development, or R&D) (approximately 3.8%), transshipment (approximately 6.5%) and improved land (approximately 12.2%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of June 30, 2024, we owned a total of 292 buildings aggregating approximately 18.1 million square feet, 45 improved land parcels consisting of approximately 152.4 acres, nine properties under development or redevelopment and approximately 35.4 acres of land for future development. As of June 30, 2024, our buildings and improved land parcels were approximately 96.0% and 98.1% leased, respectively, to 668 customers, the largest of which accounted for approximately 3.4% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of June 30, 2024:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	255	$224,352	77.5%
Flex	17	10,986	3.8%
Transshipment	20	18,717	6.5%
Improved land	45	35,439	12.2%
Total	337	$289,494	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2024, multiplied by 12.

The following table summarizes by market our investments in real estate as of June 30, 2024:

	Northern New Jersey/New York City	Los Angeles	Miami	San Francisco Bay Area	Seattle	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	62	60	40	59	44	27	292
Rentable Square Feet	3,464,783	2,780,481	3,698,421	3,282,191	2,739,144	2,151,888	18,116,908
% of Total	19.1%	15.4%	20.4%	18.1%	15.1%	11.9%	100.0%
Occupancy % as of June 30, 2024 [4]	92.7%	97.6%	99.7%	94.1%	94.1%	98.4%	96.0%
Annualized Base Rent (in thousands) [1]	$63,865	$38,476	$40,539	$48,804	$34,305	$28,066	$254,055
% of Total	25.2%	15.1%	16.0%	19.2%	13.5%	11.0%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$19.89	$14.18	$11.00	$15.79	$13.31	$13.25	$14.60
Weighted Average Remaining Lease Term (Years) [2]	3.6	5.3	5.6	3.4	3.6	2.8	4.2

Investments in Improved Land
Number of Land Parcels	13	13	3	4	10	2	45
Acres	68.0	27.0	9.9	14.3	25.9	7.3	152.4
% of Total	44.6%	17.7%	6.5%	9.4%	17.0%	4.8%	100.0%
Occupancy % as of June 30, 2024	100.0%	100.0%	100.0%	100.0%	88.8%	100.0%	98.1%
Annualized Base Rent (in thousands) [1]	$14,072	$8,904	$2,150	$2,837	$6,081	$1,395	$35,439
% of Total	39.7%	25.1%	6.1%	8.0%	17.2%	3.9%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$4.75	$7.57	$4.99	$4.56	$6.07	$4.39	$5.42
Weighted Average Remaining Lease Term (Years) [2]	4.2	3.0	8.3	6.0	3.1	9.0	4.5

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$77,937	$47,380	$42,689	$51,641	$40,386	$29,461	$289,494
% of Total Annualized Base Rent [1]	26.9%	16.4%	14.7%	17.8%	14.0%	10.2%	100.0%
Gross Book Value (in thousands) [3]	$1,101,428	$809,350	$842,916	$841,585	$613,387	$418,886	$4,627,552
% of Total Gross Book Value	23.8%	17.5%	18.2%	18.2%	13.3%	9.0%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2024, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of June 30, 2024, weighted by the respective square footage.
3Includes nine properties under development or redevelopment that, upon completion, will consist of ten buildings aggregating approximately 1.1 million square feet and one approximately 2.8-acre improved land parcel and approximately 35.4 acres of land for future development.
4Occupancy decreased during the three months ended June 30, 2024 primarily due to 99,000 square feet of acquired vacancy.
As of June 30, 2024, we owned nine properties under development or redevelopment that, upon completion, will consist of ten buildings aggregating approximately 1.1 million square feet and one approximately 2.8-acre improved land parcel, and approximately 35.4 acres of land for future development, with a total expected investment of approximately $564.2 million, including redevelopment costs, capitalized interest and other costs.
The following table summarizes our capital expenditures incurred during the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating portfolio:
Building improvements	$11,293	$6,548	$15,727	$12,952
Tenant improvements	1,074	2,062	1,779	2,672
Leasing commissions	2,769	3,612	5,074	6,788
Total [1]	$15,136	$12,222	$22,580	$22,412

Properties under development and redevelopment:
Development, redevelopment, renovation and expansion	$38,323	$25,777	$73,079	$37,397
1Includes approximately $4.4 million for both the three months ended June 30, 2024 and 2023, and approximately $6.5 million and $9.8 million for the six months ended June 30, 2024 and 2023, respectively, related to leasing acquired vacancy.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 98.1% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of June 30, 2024 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Improved Land Acreage	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent [2]
1	Amazon.com	5	471,880	2.6%	2.8	$9,779	3.4%
2	FedEx Corporation	6	308,889	1.7%	7.7	6,358	2.2%
3	Imperial Bag & Paper Co LLC	1	505,729	2.8%	—	4,729	1.6%
4	United States Government	8	306,372	1.7%	—	4,540	1.6%
5	O'Neill Logistics	2	429,692	2.4%	—	4,480	1.5%
6	Danaher	3	171,707	0.9%	—	4,201	1.5%
7	District of Columbia	8	245,888	1.4%	—	3,585	1.2%
8	International Cargo Terminals Inc.	1	31,601	0.2%	—	3,399	1.2%
9	Motivate LLC	3	101,234	0.6%	—	2,973	1.0%
10	Meta Platforms, Inc.	1	225,678	1.2%	—	2,896	1.0%
11	Lucid USA, Inc.	1	161,680	0.9%	—	2,598	0.9%
12	Northrop Grumman Systems Corporation	2	148,458	0.8%	—	2,489	0.9%
13	Port Kearny Security, Inc.	1	—	—%	16.9	2,460	0.8%
14	Sarcona Management Corporation	2	28,124	0.2%	4.9	2,325	0.8%
15	Triton Logistics Inc.	1	190,907	1.1%	—	2,273	0.8%
16	B&B Granite Block Sales, LLC	1	—	—%	7.2	2,246	0.8%
17	JAM'N Logistics Inc.	1	110,336	0.6%	—	2,231	0.8%
18	Fisica Inc.	2	170,114	0.9%	—	2,230	0.7%
19	Costco-Innovel Solutions LLC	1	219,910	1.2%	—	1,984	0.7%
20	Hanjin International America, Inc. and Hanjin Transportation Co., LTD	1	114,061	0.6%	—	1,970	0.7%
	Total	51	3,942,260	21.8%	39.5	$69,746	24.1%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2024, multiplied by 12.
2Total annualized base rent is calculated as contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements, as of June 30, 2024, multiplied by 12.
The following tables summarize the anticipated lease expirations for leases in place as of June 30, 2024, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Buildings:
Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
2024 (6 months) [1]	618,829	3.4%	$9,176	2.8%
2025	2,273,024	12.5%	35,369	10.9%
2026	3,569,303	19.7%	55,187	16.9%
2027	2,824,072	15.6%	47,111	14.5%
2028	2,173,264	12.0%	42,841	13.1%
Thereafter	5,937,173	32.8%	95,332	29.3%
Total	17,395,665	96.0%	$285,016	87.5%

Improved Land Parcels:
Year	Improved Land Acreage	% of Total Improved Land Acreage	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
2024 (6 months) [4]	8.8	5.8%	$2,885	0.9%
2025	14.9	9.8%	3,626	1.1%
2026	20.9	13.7%	5,756	1.8%
2027	15.5	10.2%	5,102	1.6%
2028	21.2	13.9%	5,628	1.7%
Thereafter	68.2	44.7%	17,896	5.4%
Total	149.5	98.1%	$40,893	12.5%

Total Buildings and Improved Land Parcels:
Year	Total Annualized Base Rent (in thousands)[3]	% of Total Annualized Base Rent [3]
2024 (6 months) [5]	$12,061	3.7%
2025	38,995	12.0%
2026	60,943	18.7%
2027	52,213	16.1%
2028	48,469	14.8%
Thereafter	113,228	34.7%
Total	$325,909	100.0%
1Includes leases that expire on or after June 30, 2024 and month-to-month leases totaling approximately 53,107 square feet.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of June 30, 2024, multiplied by 12.
3Total annualized base rent is calculated as contractual monthly base rent per the leases at expiration, for all buildings and/or improved land parcels, excluding any partial or full rent abatements, as of June 30, 2024, multiplied by 12.
4Includes leases that expire on or after June 30, 2024 and month-to-month leases totaling approximately 2.4 acres.
5Includes leases that expire on or after June 30, 2024 and month-to-month leases disclosed in footnotes 1 and 4 of the table.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of June 30, 2024, leases representing approximately 3.7% of the total annualized base rent of our portfolio are scheduled to expire during the remainder of the year ending December 31, 2024. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our remaining 2024 expirations will be above the rates currently being paid for the same space. Cash rent changes on new and renewed leases totaling approximately 0.5 million square feet and 18.9 acres of improved land commencing during the three months ended June 30, 2024 were approximately 45.9% higher as compared to the previous rental rates for that same space, and cash rent changes on new and renewed leases totaling approximately 1.2 million square feet and 22.2 acres commencing during the six months ended June 30, 2024 were approximately 46.5% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio for the operating portfolio of 56.4% and 56.6%, respectively, for the three and six months ended June 30, 2024. We had a tenant retention ratio for the improved land portfolio of 61.2% and 65.7%, respectively, for the three and six months ended June 30, 2024. We define tenant retention ratio as the square footage or acreage of all leases commenced during the period that are rented by existing tenants divided by the square footage or acreage of all expiring leases during the reporting period. The square footage or acreage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.
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

Recent Developments
Acquisition Activity
During the three months ended June 30, 2024, we acquired one industrial property and one portfolio of industrial properties, for a total purchase price of approximately $448.8 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions and net proceeds from the issuance of common stock. The following table sets forth the industrial property and the portfolio of industrial properties we acquired during the three months ended June 30, 2024:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
Fleet	Alexandria, VA	April 15, 2024	4	357,000	$84,300	5.3%
Multi-market portfolio of industrial properties [3]	Various	May 2, 2024	28	1,237,600	364,500	5.0%
Total/Weighted Average			32	1,594,600	$448,800	5.1%
1Excludes intangible liabilities. The total aggregate initial investment was approximately $472.8 million, including $4.9 million in capitalized closing costs and acquisition costs, and $19.2 million in assumed intangible liabilities.
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
3Additional information about the Multi-market portfolio of industrial properties, including the purchase prices by market, property addresses, property locations and building square footage, is included in the subsequent tables.
The following tables summarize certain information with respect to the Multi-market portfolio of industrial properties:

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

Development and Redevelopment Activity
As of June 30, 2024, we had nine properties under development or redevelopment that, upon completion, will consist of ten buildings aggregating approximately 1.1 million square feet and one approximately 2.8-acre improved land parcel. Additionally, we owned approximately 35.4 acres of land for future development that, upon completion, will consist of three buildings aggregating approximately 0.7 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment and the land for future development as of June 30, 2024:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands) [2]	Estimated Stabilized Cap Rate [3]	Estimated Post-Development Square Feet	Estimated Post-Development Acreage	Estimated Stabilization Quarter	% Pre-leased June 30, 2024
Properties under development or redevelopment:
Countyline Phase IV
Countyline Building 31 [4]	$42,054	$31,354	6.0%	161,787	—	Q4 2024	100.0%
Countyline Building 32 [4]	40,132	20,935	6.0%	164,307	—	Q4 2025	—%
Countyline Building 33 [4]	38,977	22,454	5.9%	158,042	—	Q4 2025	—%	[6]
Countyline Building 39 [4]	43,802	38,912	5.8%	178,201	—	Q3 2024	100.0%
147th Street	15,431	13,681	5.3%	31,378	—	Q4 2024	—%
Maple III	28,486	25,036	3.1%	—	2.8	Q1 2025	—%
Paterson Plank III	35,301	32,671	3.8%	47,316	—	Q1 2025	—%
East Garry Avenue	40,513	27,530	5.1%	91,500	—	Q2 2025	100.0%
139th Street [5]	104,611	40,888	6.1%	227,755	—	Q4 2027	—%
Total/Weighted Average	$389,307	$253,461	5.5%	1,060,286	2.8		40.7%

Land for future development:
Countyline Phase IV
Countyline Phase IV Land [4]	174,846	56,827	6.0%	652,985	—	2025-2027	n/a
Total	$174,846	$56,827	6.0%	652,985	—		n/a
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
6In July 2024, we pre-leased 67% of Countyline Building 33. The seven-year lease will commence upon completion of building construction and tenant improvements.
During the six months ended June 30, 2024, we completed development of two properties. The following table summarizes certain information with respect to the development properties completed during the six months ended June 30, 2024:

Property Name	Location	Total Investment (in thousands) [1]	Estimated Stabilized Cap Rate [2]	Post-Development Square Feet	Post-Development Acreage	Completion Quarter
Countyline Building 38	Hialeah, FL	$88,500	5.0%	506,215	—	Q2 2024
Countyline Building 40	Hialeah, FL	43,800	6.3%	186,107	—	Q2 2024
Total/Weighted Average		$132,300	5.4%	692,322	—
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
Disposition Activity
During the six months ended June 30, 2024, we sold one property located in the Seattle market for a sales price of approximately $11.0 million, resulting in a gain of approximately $5.7 million.
The following summarizes the condensed results of operations of the property sold during the three and six months ended June 30, 2024 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Rental revenues	$—	$144	$140	$289
Tenant expense reimbursements	—	19	28	47
Property operating expenses	—	(32)	(30)	(58)
Depreciation and amortization	—	(26)	(24)	(50)
Income from operations	$—	$105	$114	$228
Senior Unsecured Notes
In July 2024, we repaid the $100.0 million tranche of our 7-year senior unsecured notes using existing cash on hand. The notes bore interest at 3.8% and had an original maturity date of July 14, 2024.
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

ATM Program
We have an at-the-market equity offering program (the "$500 Million ATM Program") pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $500.0 million ($155.2 million remaining as of June 30, 2024) in amounts and at times as we determine from time to time. We intend to use the net proceeds from the offering of the shares under the $500 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions, redevelopments and repayment of indebtedness, including borrowings under our revolving credit facility. During the three months ended June 30, 2024, we did not issue any common stock under the $500 Million ATM Program. During the six months ended June 30, 2024, we issued an aggregate of 2,353,278 shares of common stock at a weighted average offering price of $64.00 per share under the $500 Million ATM Program, resulting in net proceeds of approximately $148.4 million and paying total compensation to the applicable sales agents of approximately $2.2 million.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2024. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2024, we had not repurchased any shares of our common stock pursuant to our share repurchase program.
Dividend and Distribution Activity
On August 6, 2024, our board of directors declared a cash dividend in the amount of $0.49 per share of our common stock payable on October 11, 2024 to the stockholders of record as of the close of business on September 30, 2024.
Contractual Commitments
As of August 6, 2024, we had no outstanding contracts or non-binding letters of intent to acquire any industrial properties as described under the heading “Material Cash Commitments” in this Quarterly Report on Form 10-Q.
Inflation
The U.S. economy experienced a significant increase in inflation rates in recent years. A wide variety of industries and sectors have been, and will continue to be, affected by increasing commodity prices. In recent years, inflation has increased construction costs, including tenant improvements and capital projects, goods and labor, and operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 65.3% of our total rentable square feet and improved land acreage expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 98.1% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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

The analysis of our results below for the three and six months ended June 30, 2024 and 2023 includes the changes attributable to same store properties. The same store pool for the comparison of the three and six months ended June 30, 2024 and 2023 includes all properties that were owned and in operation as of June 30, 2024 and since January 1, 2023 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of June 30, 2024. As of June 30, 2024, the same store pool consisted of 246 buildings aggregating approximately 14.7 million square feet representing approximately 81.2% of our total square feet owned and 44 improved land parcels consisting of approximately 145.3 acres representing approximately 95.3% of our total acreage owned. As of June 30, 2024, the non-same store properties, which we acquired, developed or redeveloped, or sold during 2024 and 2023 or were held for sale or in development or redevelopment as of June 30, 2024, consisted of 46 buildings aggregating approximately 3.4 million square feet, one improved land parcel consisting of approximately 7.1 acres, nine properties under development or redevelopment and approximately 35.4 acres of land for future development. As of June 30, 2024 and 2023, our consolidated same store pool occupancy was approximately 96.0% and 98.1%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023:

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$59,918	$58,240	$1,678	2.9%
Non-same store operating properties [2]	13,865	5,231	8,634	165.1%
Total rental revenues	73,783	63,471	10,312	16.2%
Tenant expense reimbursements [1]
Same store	17,801	14,827	2,974	20.1%
Non-same store operating properties [2]	2,663	1,237	1,426	115.3%
Total tenant expense reimbursements	20,464	16,064	4,400	27.4%
Total revenues	94,247	79,535	14,712	18.5%
Property operating expenses
Same store	20,060	17,053	3,007	17.6%
Non-same store operating properties [2]	3,712	1,533	2,179	142.1%
Total property operating expenses	23,772	18,586	5,186	27.9%
Net operating income [3]
Same store	57,659	56,014	1,645	2.9%
Non-same store operating properties [2]	12,816	4,935	7,881	159.7%
Total net operating income	$70,475	$60,949	$9,526	15.6%
Other costs and expenses
Depreciation and amortization	23,012	18,232	4,780	26.2%
General and administrative	10,543	9,766	777	8.0%
Acquisition costs and other	36	27	9	33.3%
Total other costs and expenses	33,591	28,025	5,566	19.9%
Other income (expense)
Interest and other income	4,332	973	3,359	345.2%
Interest expense, including amortization	(5,520)	(5,900)	380	(6.4)%
Gain on sales of real estate investments	—	12,257	(12,257)	(100.0)%
Total other income (expense)	(1,188)	7,330	(8,518)	n/a
Net income	$35,696	$40,254	$(4,558)	(11.3)%
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
2Includes 2024 and 2023 acquisitions and dispositions, one improved land parcel, nine properties under development or redevelopment and approximately 35.4 acres of land for future development.
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

Revenues. Total revenues increased approximately $14.7 million for the three months ended June 30, 2024 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases and property acquisitions during 2024 and 2023. Cash rents on new and renewed leases totaling approximately 0.5 million square feet and 18.9 acres of improved land commencing during the three months ended June 30, 2024 increased approximately 45.9% compared to the previous rental rates for that same space in the same period from the prior year. For the three months ended June 30, 2024 and 2023, approximately $2.1 million and $2.3 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.4 million and $0.2 million, respectively, was recorded in lease termination revenue. The increase in total revenues was partially offset by a decrease in occupancy for the three months ended June 30, 2024 compared to the same period from the prior year. The decrease in occupancy was primarily due to 99,000 square feet of acquired vacancy.
Property operating expenses. Total property operating expenses increased approximately $5.2 million during the three months ended June 30, 2024 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $2.2 million attributable to property acquisitions during 2024 and 2023 as well as increases in insurance premiums and real estate taxes.
Depreciation and amortization. Depreciation and amortization increased approximately $4.8 million during the three months ended June 30, 2024 compared to the same period from the prior year primarily due to property acquisitions during 2024 and 2023.
General and administrative expenses. General and administrative expenses increased approximately $0.8 million during the three months ended June 30, 2024 compared to the same period from the prior year primarily due to increased compensation expenses including increased restricted stock amortization, LTIP expense and bonus expense, and an increase in the number of employees and salaries compared to the same period from the prior year.
Interest and other income. Interest and other income increased approximately $3.4 million for the three months ended June 30, 2024 compared to the same period from the prior year primarily due to higher cash and cash equivalent balances and higher interest rates on those balances.
Interest expense, including amortization. Interest expense decreased approximately $0.4 million for the three months ended June 30, 2024 compared to the same period from the prior year. This was primarily due to an increase in capitalized interest for the development and redevelopment properties, partially offset by higher average interest rates on the unsecured term loans during the three months ended June 30, 2024.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $12.3 million for the three months ended June 30, 2024 compared to the same period from the prior year. We did not sell any properties during the three months ended June 30, 2024. We recognized a gain of approximately $12.3 million from the sale of one property during the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023:

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$120,094	$115,271	$4,823	4.2%
Non-same store operating properties [2]	20,707	7,738	12,969	167.6%
Total rental revenues	140,801	123,009	17,792	14.5%
Tenant expense reimbursements [1]
Same store	34,568	29,443	5,125	17.4%
Non-same store operating properties [2]	3,908	1,734	2,174	125.4%
Total tenant expense reimbursements	38,476	31,177	7,299	23.4%
Total revenues	179,277	154,186	25,091	16.3%
Property operating expenses
Same store	39,208	34,744	4,464	12.8%
Non-same store operating properties [2]	5,454	2,223	3,231	145.3%
Total property operating expenses	44,662	36,967	7,695	20.8%
Net operating income [3]
Same store	115,454	109,970	5,484	5.0%
Non-same store operating properties [2]	19,161	7,249	11,912	164.3%
Total net operating income	$134,615	$117,219	$17,396	14.8%
Other costs and expenses
Depreciation and amortization	43,951	36,391	7,560	20.8%
General and administrative	21,053	19,086	1,967	10.3%
Acquisition costs and other	36	75	(39)	(52.0)%
Total other costs and expenses	65,040	55,552	9,488	17.1%
Other income (expense)
Interest and other income	7,225	2,936	4,289	146.1%
Interest expense, including amortization	(10,760)	(13,275)	2,515	(18.9)%
Gain on sales of real estate investments	5,715	12,257	(6,542)	(53.4)%
Total other income (expense)	2,180	1,918	262	13.7%
Net income	$71,755	$63,585	$8,170	12.8%
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
2Includes 2023 and 2024 acquisitions and dispositions, one improved land parcel, nine properties under development or redevelopment and approximately 35.4 acres of land entitled for future development.
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

Revenues. Total revenues increased approximately $25.1 million for the six months ended June 30, 2024 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases and property acquisitions during 2024 and 2023. Cash rents on new and renewed leases totaling approximately 1.2 million square feet and 22.2 acres commencing during the six months ended June 30, 2024 increased approximately 46.5% compared to the same space in the same period from the prior year. For the six months ended June 30, 2024 and 2023, approximately $3.3 million and $4.1 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.5 million and $0.2 million, respectively, was recorded in lease termination revenue. The increase in total revenues was partially offset by a decrease in occupancy for the six months ended June 30, 2024 compared to the same period from the prior year. The decrease in occupancy was primarily due to 99,000 square feet of acquired vacancy.
Property operating expenses. Total property operating expenses increased approximately $7.7 million during the six months ended June 30, 2024 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $3.2 million attributable to property acquisitions during 2024 and 2023 as well as increases in insurance premiums and real estate taxes.
Depreciation and amortization. Depreciation and amortization increased approximately $7.6 million during the six months ended June 30, 2024 compared to the same period from the prior year primarily due to property acquisitions during 2024 and 2023.
General and administrative expenses. General and administrative expenses increased approximately $2.0 million for the six months ended June 30, 2024 compared to the same period from the prior year primarily due to increased compensation expenses including increased restricted stock amortization, LTIP expense and bonus expense, and an increase in the number of employees and salaries compared to the same period from the prior year.
Interest and other income. Interest and other income increased approximately $4.3 million during the six months ended June 30, 2024 compared to the same period from the prior year primarily due to higher cash and cash equivalent balances and higher interest rates on those balances.
Interest expense, including amortization. Interest expense decreased approximately $2.5 million for the six months ended June 30, 2024 compared to the same period from the prior year. This was primarily due to an increase in capitalized interest for the development and redevelopment properties, partially offset by higher average interest rates on the unsecured term loans during the six months ended June 30, 2024.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $6.5 million for the six months ended June 30, 2024 compared to the same period from the prior year. We recognized a gain of approximately $5.7 million from the sale of one property during the six months ended June 30, 2024, as compared to a gain of approximately $12.3 million from the sale of one property during the same period from the prior year.
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
The following sets forth certain information regarding our current at-the-market common stock offering program as of June 30, 2024:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$500 Million ATM Program	September 6, 2023	$500,000	$155,207
The tables below set forth the activity under our at-the-market common stock offering programs during the three and six months ended June 30, 2024 and 2023, respectively:

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
June 30, 2024	—	$—	$—	$—
June 30, 2023	617,106	$62.75	$38,164	$562

For the Six Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
June 30, 2024	2,353,278	$64.00	$148,424	$2,184
June 30, 2023	967,106	$62.95	$59,998	$883
Debt Sources of Liquidity
As of June 30, 2024, we had $100.0 million of senior unsecured notes that mature in July 2024, $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of senior unsecured notes that mature in August 2030, and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”).
In July 2024, we repaid the $100.0 million tranche of 7-year Senior Unsecured Notes using existing cash on hand. The notes bore interest at 3.8% and had an original maturity date of July 14, 2024.
Our Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $400.0 million revolving credit facility that matures in August 2025, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of both June 30, 2024 and December 31, 2023, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.

The aggregate amount of the Amended Facility may be increased by up to an additional $500.0 million to a maximum amount not to exceed $1.1 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $400.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of June 30, 2024) for the revolving credit facility and 1.25% to 1.75% (1.25% as of June 30, 2024) for the term loans, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, we held cash and cash equivalents totaling approximately $182.0 million and $165.4 million, respectively.
The following tables summarize our debt maturities and principal payments as of June 30, 2024 and our market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the six months ended June 30, 2024 and 2023 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes		Total Debt
2024 (6 months)	$—	$—	$100,000	[1]	$100,000
2025	—	—	—		—
2026	—	—	50,000		50,000
2027	—	100,000	50,000		150,000
2028	—	100,000	100,000		200,000
Thereafter	—	—	275,000		275,000
Total Debt	—	200,000	575,000		775,000
Deferred financing costs, net	—	(738)	(2,286)		(3,024)
Total Debt, net	$—	$199,262	$572,714		$771,976
Weighted average interest rate	n/a	6.6%	3.1%		4.0%
1In July 2024, we repaid the $100.0 million tranche of 7-year Senior Unsecured Notes using existing cash on hand. The notes bore interest at 3.8% and had an original maturity date of July 14, 2024.

	As of June 30, 2024		As of June 30, 2023
Total Debt, net	$771,976		$771,148
Less: Cash and cash equivalents	(181,989)		(58,920)
Net Debt	$589,987		$712,228
Equity
Common Stock
Shares Outstanding [1]	96,720,906		83,750,716
Market Price [2]	$59.18		$60.10
Total Equity	5,723,943		5,033,418
Total Market Capitalization	$6,495,919		$5,804,566
Total Debt-to-Total Investments in Properties [3]	16.7%		20.0%
Total Debt-to-Total Market Capitalization [4]	11.9%		13.3%
Floating Rate Debt as a % of Total Debt [5]	25.8%		25.8%
Net Income	$71,755		$63,585
Adjusted EBITDA [6]	$128,131		$107,912
Interest Coverage [7]	11.9	x	8.1	x
Fixed Charge Coverage [8]	7.7	x	6.7	x
Net Debt-to-Adjusted EBITDA [9]	2.2	x	3.2	x
Weighted Average Maturity of Total Debt (years)	3.8		4.8

1Includes 426,404 and 373,897 shares of unvested restricted stock outstanding as of June 30, 2024 and 2023, respectively. Also includes 508,663 and 514,539 shares held in the Deferred Compensation Plan as of June 30, 2024 and 2023, respectively.
2Closing price of a share of our common stock on the New York Stock Exchange on June 28, 2024 and June 30, 2023, respectively, in dollars per share.
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
6Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the six months ended June 30, 2024 and 2023, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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

The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2024:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2024	Common Stock	$0.45	February 6, 2024	March 28, 2024	April 5, 2024
June 30, 2024	Common Stock	$0.45	May 7, 2024	June 28, 2024	July 12, 2024
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $111.4 million for the six months ended June 30, 2024 compared to approximately $87.4 million for the six months ended June 30, 2023. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2024 and 2023 and increased rents on new and renewed leases at our same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $547.1 million and $406.5 million for the six months ended June 30, 2024 and 2023, respectively, which consisted primarily of cash paid for property acquisitions of approximately $468.9 million and $378.1 million, respectively, additions to capital improvements of approximately $88.4 million and $53.0 million, respectively, and was partially offset by proceeds from sales of real estate investments of approximately $10.2 million and $24.6 million, respectively.
Cash From Financing Activities. Net cash provided by financing activities was approximately $452.0 million for the six months ended June 30, 2024, which consisted primarily of approximately $535.6 million in net proceeds from the issuance of common stock, partially offset by approximately $82.6 million in equity dividend payments. Net cash provided by financing activities was approximately $351.1 million for the six months ended June 30, 2023, which consisted primarily of approximately $415.8 million in net proceeds from the issuance of common stock, partially offset by approximately $63.9 million in equity dividend payments.
Critical Accounting Policies And Estimates
A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 and in the condensed notes to consolidated financial statements in this Quarterly Report on Form 10-Q.
Material Cash Commitments
The following table summarizes our material cash commitments due by period as of June 30, 2024 (dollars in thousands):

Material Cash Commitments	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$100,000	[1]	$150,000	$250,000	$275,000	$775,000
Debt interest payments	16,140		27,533	19,848	8,095	71,616
Operating lease commitments	941		2,015	1,657	124	4,737
Purchase obligations [2]	—		—	—	—	—
Total	$117,081		$179,548	$271,505	$283,219	$851,353
1In July 2024, we repaid the $100.0 million tranche of 7-year Senior Unsecured Notes using existing cash on hand. The notes bore interest at 3.8% and had an original maturity date of July 14, 2024.
2As of August 6, 2024.
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
The following table reflects the calculation of FFO reconciled from net income for the three and six months ended June 30, 2024 and 2023 (dollars in thousands except per share data):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net income	$35,696	$40,254	$(4,558)	(11.3)%	$71,755	$63,585	$8,170	12.8%
Gain on sales of real estate investments	—	(12,257)	12,257	n/a	(5,715)	(12,257)	6,542	(53.4)%
Depreciation and amortization	23,012	18,232	4,780	26.2%	43,951	36,391	7,560	20.8%
Non-real estate depreciation	(39)	(34)	(5)	14.7%	(78)	(66)	(12)	18.2%
Allocation to participating securities [1]	(261)	(206)	(55)	26.7%	(489)	(396)	(93)	23.5%
FFO attributable to common stockholders	$58,408	$45,989	$12,419	27.0%	$109,424	$87,257	$22,167	25.4%
Basic FFO per common share	$0.61	$0.55	$0.06	10.9%	$1.18	$1.07	$0.11	10.3%
Diluted FFO per common share	$0.61	$0.55	$0.06	10.9%	$1.18	$1.07	$0.11	10.3%
Basic weighted average common shares outstanding	96,289,755	83,116,241			92,581,813	81,514,960
Diluted weighted average common shares outstanding	96,406,139	83,116,241			92,950,015	81,761,199
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 439,993 and 374,514 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2024 and 2023, respectively, and 434,788 and 374,251 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2024 and 2023, respectively.

FFO increased by approximately $12.4 million and $22.2 million for the three and six months ended June 30, 2024, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2023 and 2024 as well as same store NOI growth of approximately $1.6 million and $5.5 million for the three and six months ended June 30, 2024, respectively, compared to the same periods from the prior year. The FFO increase was partially offset by increased weighted average common shares outstanding and increased general and administrative expenses due to increased restricted stock amortization and other compensation expenses, including an increase in bonus expense and an increase in the number of employees and salaries for the three and six months ended June 30, 2024 compared to the same periods from the prior year.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net income	$35,696	$40,254	$(4,558)	(11.3)%	$71,755	$63,585	$8,170	12.8%
Gain on sales of real estate investments	—	(12,257)	12,257	n/a	(5,715)	(12,257)	6,542	(53.4)%
Depreciation and amortization	23,012	18,232	4,780	26.2%	43,951	36,391	7,560	20.8%
Interest expense, including amortization	5,520	5,900	(380)	(6.4)%	10,760	13,275	(2,515)	(18.9)%
Stock-based compensation	3,988	3,805	183	4.8%	7,344	6,843	501	7.3%
Acquisition costs and other	36	27	9	33.3%	36	75	(39)	(52.0)%
Adjusted EBITDA	$68,252	$55,961	$12,291	22.0%	$128,131	$107,912	$20,219	18.7%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of June 30, 2024 and since January 1, 2023 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of June 30, 2024. As of June 30, 2024, the same store pool consisted of 246 buildings aggregating approximately 14.7 million square feet representing approximately 81.2% of our total square feet owned and 44 improved land parcels containing approximately 145.3 acres representing approximately 95.3% of our total acreage owned. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net income [1]	$35,696	$40,254	$(4,558)	(11.3)%	$71,755	$63,585	$8,170	12.8%
Depreciation and amortization	23,012	18,232	4,780	26.2%	43,951	36,391	7,560	20.8%
General and administrative	10,543	9,766	777	8.0%	21,053	19,086	1,967	10.3%
Acquisition costs and other	36	27	9	33.3%	36	75	(39)	(52.0)%
Total other income and expenses	1,188	(7,330)	8,518	n/a	(2,180)	(1,918)	(262)	13.7%
Net operating income	70,475	60,949	9,526	15.6%	134,615	117,219	17,396	14.8%
Less non-same store NOI [2]	(12,816)	(4,935)	(7,881)	159.7%	(19,161)	(7,249)	(11,912)	164.3%
Same store NOI	$57,659	$56,014	$1,645	2.9%	$115,454	$109,970	$5,484	5.0%
Less straight-line rents and amortization of lease intangibles [3]	(1,997)	(4,925)	2,928	(59.5)%	(4,947)	(10,376)	5,429	(52.3)%
Cash-basis same store NOI	$55,662	$51,089	$4,573	9.0%	$110,507	$99,594	$10,913	11.0%
Less termination fee income	(413)	—	(413)	n/a	(512)	(20)	(492)	2,460.0%
Cash-basis same store NOI excluding termination fees	$55,249	$51,089	$4,160	8.1%	$109,995	$99,574	$10,421	10.5%
1Includes approximately $0.4 million and $0.2 million of lease termination income for the three months ended June 30, 2024 and 2023, respectively, and approximately $0.5 million and $0.2 million of lease termination income for the six months ended June 30, 2024 and 2023, respectively.
2Includes 2023 and 2024 acquisitions and dispositions, one improved land parcel, nine properties under development or redevelopment and approximately 35.4 acres of land for future development.
3Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $4.6 million for the three months ended June 30, 2024 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and contractual rent increases on pre-existing leases. For the three months ended June 30, 2024 and 2023, total contractual rent abatements of approximately $0.5 million and $1.7 million, respectively, were given to certain tenants in the same store pool and approximately $0.4 million and $0, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.3 million of the increase in cash-basis same store NOI for the three months ended June 30, 2024 related to properties that were acquired vacant or with near term expirations in 2022.
Cash-basis same store NOI increased by approximately $10.9 million for the six months ended June 30, 2024 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases. For the six months ended June 30, 2024 and 2023, total contractual rent abatements of approximately $0.7 million and $3.5 million, respectively, were given to certain tenants in the same-store pool and approximately $0.5 million and $20,000, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $1.7 million of the increase in cash-basis same store NOI for the six months ended June 30, 2024 related to properties that were acquired vacant or with near term expirations in 2022.
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
As of June 30, 2024, we had $200.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on SOFR plus an applicable SOFR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 6.6% as of June 30, 2024. If the SOFR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Amended Facility as of June 30, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a)Not Applicable.
(b)Not Applicable.
(c)Not Applicable.
Item 3.        Defaults Upon Senior Securities.
None.
Item 4.        Mine Safety Disclosures.
Not Applicable.
Item 5.        Other Information.
During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated August 7, 2024.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated August 7, 2024.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated August 7, 2024.

32.1**	18 U.S.C. § 1350 Certification dated August 7, 2024.

32.2**	18 U.S.C. § 1350 Certification dated August 7, 2024.

32.3**	18 U.S.C. § 1350 Certification dated August 7, 2024.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

August 7, 2024	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer

August 7, 2024	By:	/s/ Michael A. Coke
Michael A. Coke
President

August 7, 2024	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer (Principal Financial and Accounting Officer)