Form 10-K
period 2024-12-31
Terreno Realty Corp
filed 2025-02-05
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold, as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter: $5,612,026,380. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute and admission that any such person is an affiliate of the Registrant).
The registrant had 99,777,658 shares of its common stock, $0.01 par value per share, outstanding as of February 3, 2025.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2024 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K
for the Year Ended December 31, 2024

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
•elevated interest rates and operating costs;
•declining real estate valuations and impairment charges;
•our expected leverage, our failure to obtain necessary outside financing, and existing and future debt service obligations;
•our ability to make distributions to our stockholders;
•our failure to successfully hedge against interest rate increases;
•our failure to successfully operate acquired properties;
•risks relating to our real estate development, redevelopment, renovation and expansion strategies and activities (including elevated inflation, supply chain disruptions and construction delays);
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
PART I
Item 1.    Business.
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company” or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 79.7% of our total annualized base rent as of December 31, 2024), flex (including light industrial and research and development, or R&D) (approximately 3.4%), transshipment (approximately 6.0%) and improved land (approximately 10.9%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2024, we owned a total of 299 buildings (including one building held for sale) aggregating approximately 19.3 million square feet, 47 improved land parcels consisting of approximately 150.6 acres, six properties under development or redevelopment and approximately 22.4 acres of land entitled for future development. As of December 31, 2024, the buildings and improved land parcels were approximately 97.4% and 95.1% leased, respectively, to 670 customers, the largest of which accounted for approximately 5.5% of our total annualized base rent.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010.
Our Investment Strategy
We acquire, own and operate industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C.
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
Industrial Facility General Characteristics
Warehouse / distribution (approximately 79.7% of our total annualized base rent as of December 31, 2024)

•Single and multiple tenant facilities that typically serve tenants greater than 10,000 square feet of space
•Generally less than 20% office space
•Typical clear height from 18 feet to 36 feet
•May include production/manufacturing areas
•Interior access via dock-high and/or grade-level doors
•Truck court for large and small truck distribution options, possibly including staging for a high volume of truck activity and/or trailer storage
Flex (including light industrial and R&D, approximately 3.4% of our total annualized base rent as of
December 31, 2024)

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
Transshipment (approximately 6.0% of our total annualized base rent as of December 31, 2024)

•Includes truck terminals and other transshipment facilities, which serve both single and multiple tenants
•Typically has a high number of dock-high doors, shallow bay depth and lower clear height
•Staging for a high volume of truck activity and trailer storage
Improved land (approximately 10.9% of our total annualized base rent as of December 31, 2024)

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
The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). Since inception in 2010, we have stabilized 128 properties.
We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 37 properties since inception in 2010 for an aggregate sales price of approximately $727.6 million and a total gain of approximately $332.3 million.
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
–we have opted out of three Maryland anti-takeover provisions and, in the future, we cannot opt back in to these provisions without stockholder approval;
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
Our Corporate Structure
We are a Maryland corporation formed on November 6, 2009 and have been publicly held and subject to U.S. Securities and Exchange Commission (“SEC”) reporting obligations since 2010. We are not structured as an Umbrella Partnership Real Estate Investment Trust, or UPREIT, although we could put in place a similar structure to facilitate an acquisition if needed. We currently own our properties indirectly through subsidiaries, including through taxable REIT subsidiaries and subsidiaries that intend to qualify as REITs for U.S. federal income tax purposes.

Our Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2010. We believe that our organization and method of operation has enabled and will continue to enable us to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. To maintain REIT status we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our net taxable income to our stockholders, excluding net capital gains. As a REIT, we generally will not be subject to U.S. federal income tax on REIT taxable income we currently distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property and the income of our taxable REIT subsidiaries will be subject to taxation at regular corporate rates.
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
In general, we utilize local third-party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues. As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (i) future laws or regulations will not impose material environmental liabilities on us, or (ii) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. We were not aware of any significant or material exposures as of December 31, 2024 or 2023.
General Uninsured Losses
We carry property and rental loss, liability and terrorism insurance. We believe that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, our properties are located, or may in the future be located, in areas that are subject to earthquake, flood and fire activity. As a result, we have obtained, as applicable, limited earthquake, flood and fire insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although we have obtained coverage for certain acts of terrorism, with policy specifications and insured limits that we believe are commercially reasonable, there can be no assurance that we will be able to collect under such policies. Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, a property. We were not aware of any significant or material exposures as of December 31, 2024 or 2023.
Employees and Human Capital
As of February 4, 2025, we had 49 employees. None of our employees is a member of any union or is subject to a collective bargaining agreement.
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
As an equal opportunity employer, we reward our employees based on merit and their contributions. Since 2019, we have continued to increase our board diversity in terms of gender, underrepresented communities and work experience. We have designed an executive compensation program intended to (i) align the interests of our executives and stockholders, (ii) motivate our executives to manage our business to meet our near, medium and long-term objectives, (iii) assist in attracting and retaining talented and well-qualified executives, (iv) be competitive with other industrial REITs and (v) encourage and provide the opportunity for our executives to obtain meaningful ownership levels of our stock.
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

In addition to general regional, national and international economic conditions that may materially adversely affect our business and financial results, our operating performance may be materially adversely impacted by adverse economic conditions in the specific markets in which we operate and particularly in the markets in which we have significant concentrations of properties. For example, as of December 31, 2024, approximately 19.9% of our rentable square feet and approximately 41.4% of our improved land parcels were located in New York City/Northern New Jersey, representing a combined percentage of approximately 27.9% of our total annualized base rent. See “Item 2 - Properties” in this Annual Report on Form 10-K for additional information regarding our ownership of properties in our markets. Any downturn in the economy in the real estate market or any of the markets in which we own properties and any failure to accurately predict the timing of any economic improvement in these markets could cause our operations and our revenue and cash available for distribution to our stockholders to be materially adversely affected.

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

Our business strategy contemplates the use of both non-recourse secured debt and unsecured debt to finance long-term growth. As of December 31, 2024, we had total debt, net of deferred financing costs and unamortized fair value adjustment, of approximately $823.4 million, which consisted of revolving credit facility borrowings, term loan borrowings, senior unsecured note borrowings and a mortgage loan payable. While over the long term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 35% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. We also intend to maintain a fixed charge coverage ratio in excess of 2.0x and a net debt-to-adjusted EBITDA ratio below 5.0x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness but our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Our existing debt, and the incurrence of additional debt, could subject us to many risks, including the risks that:
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

Certain of our debt, such as our term loans, senior unsecured notes and mortgage loan, require that the principal be repaid at the maturity of the loan in a “balloon payment.” As of December 31, 2024, the financing arrangements of our outstanding indebtedness could require us to make lump-sum or “balloon” payments of approximately $829.9 million at maturity dates that range from 2026 to 2031. If we do not have sufficient funds to repay existing or future debt at maturity, including debt under our credit facility, term loans and senior unsecured notes, it may be necessary to refinance the debt through additional debt or raise additional funds through equity financings. If the credit environment is constrained at the time of any refinancing, we could have a very difficult time refinancing debt on acceptable terms, or at all. For example, if prevailing interest rates or other factors result in higher interest rates on refinancings, the increase in interest expense would adversely affect our cash flows, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on new debt or disposing of one or more of our industrial properties on disadvantageous terms, potentially resulting in losses. We may also place mortgages on our properties that we own to secure a revolving credit facility or other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our industrial properties that may be pledged to secure our obligations to foreclosure.

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

We have a credit facility, which consists of a $100.0 million term loan that matures in January 2027, a $100.0 million term loan that matures in January 2028 and a revolving credit facility with $600.0 million in borrowing capacity that matures in January 2029. As of December 31, 2024, the revolving credit facility had an outstanding balance of approximately $82.0 million. We also have $475.0 million of senior unsecured notes outstanding as well as an outstanding mortgage loan with a total contractual principal amount of approximately $72.9 million. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our revolving credit facility, our term loans and our senior unsecured notes. Our revolving credit facility, our term loans and our senior unsecured notes contain, and we expect that our agreements for future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will limit or restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. For example, our credit facility restricts distributions if we are in default. These covenants may limit our operating and financial flexibility and our ability to respond to changes in our business or competitive activities in the future and may also restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders or obtain necessary funds.

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
•changes in, or increased costs of compliance with, governmental rules, regulations and fiscal policies, including changes in tax, tariff, real estate, environmental and zoning laws, and our potential liability thereunder;
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

In addition, throughout 2023 and 2024, we observed economic and geopolitical uncertainty in the United States and abroad. If such uncertainty continues or is heightened, it could lead to sustained periods of economic slowdown or recession, continued inflation and higher interest rates or declining demand for real estate, and the occurrence of such events or public perception that any of these events may occur, would result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would materially adversely affect our financial condition and results of operations. Future terrorist attacks or wars may also result in declining economic activity, which could reduce the demand for, and the value of, our properties and adversely impact our tenants, including their ability to meet obligations under their leases. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our properties.

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

We will attempt to ensure that all of our properties are adequately insured to cover casualty losses. We carry property and rental loss, liability and terrorism insurance resulting from certain perils such as fire, windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance, as appropriate where each of our properties are located. However, there are certain losses, including losses from floods, hurricanes, fires, earthquakes and other natural disasters, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property and we may not have access to an alternative source of funding to repair or reconstruct the damaged property. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed. Any such losses could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

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

We are exposed to the potential impacts of climate change and climate-change related risks, which may result in unanticipated losses that could affect our business and financial condition.

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

We may be exposed to physical risks from possible future changes in climate, which could increase our operating costs, impact our tenants’ ability to pay rent and adversely affect our ability to lease, develop or dispose of our properties. Our properties may be exposed to rare catastrophic weather events, such as severe storms, wildfires or floods, which may result in uninsured or underinsured losses. If the frequency of extreme weather events increases, our exposure to these events could increase. Some of our properties may also be subject to risks from rising sea levels. In addition, many state and local governments are adopting or considering adopting regulations requiring that property owners and developers include in their development or redevelopment plans resiliency measures to address climate-change related risks. If such regulations apply to any of our properties, we may be required to incur substantial costs to address such regulations.

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

We believe that our organization and method of operation have enabled and will continue to enable us to meet the requirements for qualification and taxation as a REIT. However, we cannot assure you that we will qualify as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for U.S. federal income tax purposes or the U.S. federal income tax consequences of such qualification.

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

In addition, we currently hold certain of our properties indirectly through subsidiaries that intend to qualify as REITs for federal income tax purposes, and we may in the future hold other properties through REIT subsidiaries. Failure of any of these REIT subsidiaries to qualify as a REIT for U.S. federal income tax purposes could jeopardize our status as a REIT for U.S. federal income tax purposes.

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

In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our net taxable income including any net capital gain. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves, required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

Dividends payable by REITs generally do not qualify for reduced tax rates.

Currently, the maximum tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Ordinary dividends payable by REITs, however, are generally not eligible for such reduced rates and therefore are taxable as ordinary income when paid to such stockholders. However, for taxable years beginning before January 1, 2026, a deduction of up to 20% (subject to certain limitations) is available on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. Additionally, to the extent such dividends are attributable to certain dividends that we receive from a TRS, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or to liquidate otherwise attractive investments.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

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

A failure to comply with the limits relating to TRSs would jeopardize our REIT qualification and may result in the imposition of certain taxes.

As a REIT, we are subject to a variety of limitations on our ownership of TRSs and operations with respect to any TRSs that we own, and failure to comply with these limitations may subject us to additional taxes, the amount of which could be substantial, or, potentially, loss of REIT status. While we anticipate that we will comply with these limitations, we can provide no assurances in this regard.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to be qualified as a REIT. If we cease to be a REIT, we would become subject to U.S. federal and state corporate income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

We may face risks in connection with Section 1031 Exchanges.

We may engage in one or more real estate transactions intended to qualify for U.S. federal income tax deferral as a “like-kind exchange” under Section 1031 of the Code. If a transaction that is intended to qualify for deferral under Section 1031 is later determined to have been taxable, we may face adverse consequences. Additionally, if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws governing REITs (or otherwise affecting our business or affecting our stockholders) or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

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
Item 2.        Properties.
As of December 31, 2024, we owned a total of 299 buildings (including one building held for sale) aggregating approximately 19.3 million square feet, 47 improved land parcels consisting of approximately 150.6 acres, six properties under development or redevelopment and approximately 22.4 acres of land entitled for future development. As of December 31, 2024, the buildings and improved land parcels were approximately 97.4% and 95.1% leased, respectively, to 670 customers, the largest of which accounted for approximately 5.5% of our total annualized base rent. The properties are located in New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution buildings, flex buildings (including light industrial and research and development, or R&D), transshipment buildings and improved land parcels. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in this Annual Report on Form 10-K for a general description of these types of industrial real estate. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K for a detailed listing of our properties.

The following table summarizes by type our investments in real estate as of December 31, 2024:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	263	$255,722	79.7%
Flex	15	10,771	3.4%
Transshipment	21	19,312	6.0%
Improved land	47	34,891	10.9%
Total	346	$320,696	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2024, multiplied by 12.

The following table summarizes by market our investments in real estate as of December 31, 2024:

	New York City/Northern New Jersey	Los Angeles	Miami	San Francisco Bay Area	Seattle	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	65	61	44	57	44	28	299
Rentable Square Feet	3,833,186	2,811,980	4,458,701	3,240,494	2,731,666	2,180,643	19,256,670
% of Total	19.9%	14.6%	23.2%	16.8%	14.2%	11.3%	100.0%
Occupancy % as of December 31, 2024[4]	97.1%	98.5%	95.8%	99.7%	97.1%	97.1%	97.4%
Annualized Base Rent (in thousands) [1]	$75,947	$40,612	$51,098	$51,362	$36,025	$30,761	$285,805
% of Total	26.5%	14.2%	17.9%	18.0%	12.6%	10.8%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$20.42	$14.66	$11.97	$15.90	$13.58	$14.52	$15.23
Weighted Average Remaining Lease Term (Years) [2]	4.1	4.9	5.7	3.1	3.2	2.6	4.1

Investments in Improved Land
Number of Land Parcels	13	15	3	4	10	2	47
Acres	62.3	30.9	9.9	14.3	25.9	7.3	150.6
% of Total	41.4%	20.5%	6.6%	9.5%	17.2%	4.8%	100.0%
Occupancy % as of December 31, 2024	100.0%	96.4%	100.0%	100.0%	75.7%	100.0%	95.1%
Annualized Base Rent (in thousands) [1]	$13,480	$9,966	$2,153	$2,896	$4,984	$1,412	$34,891
% of Total	38.6%	28.6%	6.2%	8.3%	14.3%	4.0%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$4.96	$7.68	$5.00	$4.66	$5.83	$4.45	$5.57
Weighted Average Remaining Lease Term (Years) [2]	3.7	2.4	8.2	5.5	3.2	8.5	4.1

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$89,427	$50,578	$53,251	$54,258	$41,009	$32,173	$320,696
% of Total Annualized Base Rent [1]	27.9%	15.8%	16.6%	16.9%	12.8%	10.0%	100.0%
Gross Book Value (in thousands) [3]	$1,337,642	$822,049	$1,081,104	$842,953	$617,045	$428,832	$5,129,625
% of Total Gross Book Value	26.1%	16.0%	21.1%	16.4%	12.0%	8.4%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2024, multiplied by 12. Annualized base rent for our New York City assets was $38.0 million as of December 31, 2024.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2024, weighted by the respective square footage.
3Includes six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 0.9 million square feet and approximately 22.4 acres of land entitled for future development.
4Occupancy decreased from 98.5% at December 31, 2023 to 97.4% at December 31, 2024 due, in part, to approximately 176,000 square feet of acquired vacancy, 42,000 square feet of which have leases that commence in January 2025.
As of December 31, 2024, we owned six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 0.9 million square feet and approximately 22.4 acres of land entitled for future development, with a total expected investment of approximately $432.9 million, including redevelopment costs, capitalized interest and other costs.
The following table summarizes our capital expenditures incurred during the three months and years ended December 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2024	2023	2024	2023
Operating Portfolio:
Building and tenant improvements	$10,476	$8,826	$37,853	$33,475
Leasing commissions	3,056	2,454	12,927	11,821
Total[1]	$13,532	$11,280	$50,780	$45,296

Properties under development and redevelopment:
Development, redevelopment, renovation and expansion	$18,949	$51,098	$129,564	$139,974
1Includes approximately $4.8 million and $3.6 million for the three months ended December 31, 2024 and 2023, respectively, and approximately $15.8 million and $17.4 million for the years ended December 31, 2024 and 2023, respectively, of costs incurred related to leasing acquired vacancy, renovation and expansion projects (stabilization capital).
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 97.3% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of December 31, 2024 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Improved Land Acreage	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent [2]
1	Amazon.com	6	783,880	4.1%	2.8	$17,673	5.5%
2	FedEx Corporation	6	308,889	1.6%	7.7	6,677	2.1%
3	Imperial Bag & Paper Co LLC	1	505,729	2.6%	—	4,729	1.5%
4	United States Government	8	316,796	1.6%	—	4,620	1.4%
5	O'Neill Logistics	2	429,692	2.2%	—	4,546	1.4%
6	Meta Platforms, Inc.	2	299,775	1.6%	—	4,496	1.4%
7	Danaher	3	171,707	0.9%	—	4,201	1.3%
8	District of Columbia	8	245,888	1.3%	—	3,692	1.2%
9	MD Turbines Inc.	2	284,161	1.5%	—	3,580	1.1%
10	International Cargo Terminals Inc.	1	31,601	0.2%	—	3,399	1.1%
11	Motivate LLC	3	101,234	0.5%	—	3,070	1.0%
12	Sentury Tire USA Inc.	1	161,787	0.8%	—	2,710	0.8%
13	Lucid USA, Inc.	1	161,680	0.8%	—	2,676	0.8%
14	Northrop Grumman Systems Corporation	2	148,458	0.8%	—	2,489	0.8%
15	Port Kearny Security, Inc.	1	—	—%	16.9	2,460	0.8%
16	Sarcona Management Corporation	2	28,124	0.1%	4.9	2,383	0.7%
17	Triton Logistics Inc.	1	190,907	1.0%	—	2,349	0.7%
18	B&B Granite Block Sales, LLC	1	—	—%	7.2	2,246	0.7%
19	JAM'N Logistics Inc.	1	110,336	0.6%	—	2,231	0.7%
20	Fisica Inc. (previously L3 Harris Applied Technologies, Inc.)	1	170,114	0.9%	—	2,230	0.7%
	Total	53	4,450,758	23.1%	39.5	$82,457	25.7%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2024, multiplied by 12.
2Total annualized base rent is calculated as contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements, as of December 31, 2024, multiplied by 12.

As of December 31, 2024, one of our properties with a net book value of approximately $179.1 million was encumbered by a mortgage loan payable with a total contractual principal amount of approximately $72.9 million which bears interest at a contractual fixed interest rate of 3.9% and matures in March 2028. The mortgage was assumed in an acquisition and was recorded at fair value in the amount of $69.2 million using an effective interest rate of 5.6%. The unamortized fair value adjustment as of December 31, 2024 was approximately $3.6 million.
The following tables summarize the anticipated lease expirations for leases in place as of December 31, 2024, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Buildings:
Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
2025 [1]	2,384,048	12.4%	$39,774	10.9%
2026	3,558,714	18.5%	54,744	15.0%
2027	2,969,391	15.4%	49,972	13.7%
2028	2,493,684	12.9%	49,031	13.4%
2029	2,120,147	11.0%	42,295	11.6%
Thereafter	5,235,127	27.2%	90,042	24.5%
Total	18,761,111	97.4%	$325,858	89.1%

Improved Land Parcels:
Year	Improved Land Acreage	% of Total Improved Land Acreage	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
2025 [4]	20.0	13.3%	$5,234	1.4%
2026	23.7	15.7%	6,766	1.8%
2027	15.8	10.5%	5,175	1.4%
2028	21.2	14.1%	5,628	1.5%
2029	14.2	9.4%	3,366	0.9%
Thereafter	48.3	32.1%	13,759	3.9%
Total	143.2	95.1%	$39,928	10.9%

Total Buildings and Improved Land Parcels:
Year	Total Annualized Base Rent (in thousands)[3]	% of Total Annualized Base Rent [3]
2025 [5]	$45,008	12.3%
2026	61,510	16.8%
2027	55,147	15.1%
2028	54,660	14.9%
2029	45,660	12.5%
Thereafter	103,801	28.4%
Total	$365,786	100.0%
1Includes leases that expire on or after December 31, 2024 and month-to-month leases totaling approximately 42,876 square feet.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of December 31, 2024, multiplied by 12.
3Total annualized base rent is calculated as contractual monthly base rent per the leases at expiration, for all buildings and/or improved land parcels, excluding any partial or full rent abatements, as of December 31, 2024, multiplied by 12.
4Includes leases that expire on or after December 31, 2024 and month-to-month leases totaling approximately 2.4 acres.
5Includes leases that expire on or after December 31, 2024 and month-to-month leases disclosed in footnotes 1 and 4 of the table.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of December 31, 2024, leases representing approximately 12.3% of the total annualized base rent of our portfolio are scheduled to expire during the year ending December 31, 2025. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2025 expirations will be above the rates currently being paid for the same space. Cash rent changes on new and renewed leases totaling approximately 0.7 million square feet commencing during the three months ended December 31, 2024 were approximately 26.7% higher as compared to the previous rental rates for that same space, and cash rent changes on new and renewed leases totaling approximately 2.3 million square feet and 22.5 acres of improved land commencing during the year ended December 31, 2024 were approximately 36.5% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio for the operating portfolio of 82.4% and 61.6%, respectively, for the three months and year ended December 31, 2024. We had a tenant retention ratio for the improved land portfolio of 0% and 54.7%, respectively, for the three months and year ended December 31, 2024. We define tenant retention ratio as the square footage or acreage of all leases commenced during the period that are rented by existing tenants divided by the square footage or acreage of all expiring leases during the reporting period. The square footage or acreage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.
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
Item 4.        Mine Safety Disclosures.
Not Applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange under the symbol “TRNO”. As of January 28, 2025, there were approximately 144,652 holders of record of shares of our common stock. This number does not include stockholders for which shares are held in “nominee” or “street” name.
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

Performance Graph
The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 31, 2019 to December 31, 2024 with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index and the FTSE Nareit Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on December 31, 2019 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2024
250.00
200.00
150.00
100.00
50.00
0.00
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
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

Overview
We acquire, own and operate industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 79.7% of our total annualized base rent as of December 31, 2024), flex (including light industrial and research and development, or R&D) (approximately 3.4%), transshipment (approximately 6.0%) and improved land (approximately 10.9%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2024, we owned a total of 299 buildings (including one building held for sale) aggregating approximately 19.3 million square feet, 47 improved land parcels consisting of approximately 150.6 acres, six properties under development or redevelopment and approximately 22.4 acres of land entitled for future development. As of December 31, 2024, our buildings and improved land parcels were approximately 97.4% and 95.1% leased, respectively, to 670 customers, the largest of which accounted for approximately 5.5% of our total annualized base rent.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2010.
Our Investment Strategy
We acquire, own and operate industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution, flex (including light industrial and R&D), transshipment and improved land. We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate.
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
We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value and/or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 37 properties since inception in 2010 for an aggregate sales price of approximately $727.6 million and a total gain of approximately $332.3 million.
2024 Developments
Acquisition Activity
During 2024, we acquired eight industrial properties and one portfolio of industrial properties for a total purchase price of approximately $884.5 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions, net proceeds from the issuance of common stock, debt, and net of an assumed mortgage loan payable. The following table sets forth the industrial properties we acquired during 2024:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
13045 SE 32nd Street	Bellevue, WA	January 5, 2024	1	16,000	$6,500	5.8%
181 Lombardy	Brooklyn, NY	March 22, 2024	1	24,000	12,000	5.7%
Fleet	Alexandria, VA	April 15, 2024	4	357,000	84,300	5.3%
Multi-market portfolio of industrial properties[4]	Various	May 2, 2024	28	1,237,600	364,500	5.0%
3000 V Street NE	Washington, D.C.	August 1, 2024	1	26,000	7,600	5.6%
48-29 31st Pl	Queens, NY	December 5, 2024	1	17,000	7,600	5.7%
280 Richards Street[3]	Brooklyn, NY	December 11, 2024	1	312,000	156,300	4.8%
Doral Air Logistics	Doral, FL	December 27, 2024	3	495,000	195,600	4.6%
49-15 Maspeth Avenue	Queens, NY	December 27, 2024	1	33,000	50,100	4.5%
Total/Weighted Average			41	2,517,600	$884,500	4.9%
1Excludes intangible liabilities and unamortized mortgage fair value adjustments, if any. The total aggregate initial investment was approximately $937.9 million, including $11.2 million in capitalized closing costs and acquisition costs and $49.5 million in assumed intangible liabilities, $3.7 million in assumed unamortized fair value adjustment and $3.6 million in other credits related to near term capital expenditures, free rent and tenant improvements at multiple properties.
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
3280 Richards Street is encumbered by a mortgage loan payable with a total contractual principal amount of approximately $72.9 million which bears interest at a contractual fixed interest rate of 3.9% and matures in March 2028. The mortgage was assumed in an acquisition and was recorded at fair value in the amount of $69.2 million using an effective interest rate of 5.6%. The unamortized fair value adjustment as of December 31, 2024 was approximately $3.6 million.
4Includes 28 properties, including 12 buildings located in New York City aggregating approximately 481,500 square feet, 6 buildings located in Northern New Jersey aggregating approximately 343,200 square feet, 3 buildings located in the San Francisco Bay Area aggregating approximately 237,900 square feet and 7 buildings located in Los Angeles aggregating approximately 175,000 square feet.
Development and Redevelopment Activity
As of December 31, 2024, we had six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 0.9 million square feet. Additionally, we owned approximately 22.4 acres of land entitled for future development that, upon completion, will consist of two buildings aggregating approximately 0.4 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment and the land entitled for future development as of December 31, 2024:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands) [2]	Estimated Stabilized Cap Rate [3]	Estimated Post-Development Square Feet	Estimated Stabilization Quarter	% Pre-leased December 31, 2024
Properties under development or redevelopment:
Countyline Phase IV4
Countyline Building 32	$40,100	$33,000	6.0%	164,300	Q4 2025	50.0%
Countyline Building 33	39,000	34,600	5.9%	158,000	Q4 2025	66.6%
Countyline Building 34	55,900	23,900	5.7%	219,900	Q4 2025	69.5%
East Garry Avenue	41,000	32,300	5.1%	91,500	Q1 2025	100.0%
Paterson Plank III	35,200	34,200	3.8%	47,300	Q2 2025	—%
139th Street[5]	104,600	41,200	6.1%	223,000	Q4 2027	—%
Total/Weighted Average	$315,800	$199,200	5.6%	904,000		47.8%

Land entitled for future development:
Countyline Phase IV4
Countyline Phase IV Land	$117,100	$38,100	6.0%	433,200	2026-2027	n/a
Total	$117,100	$38,100	6.0%	433,200		n/a
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
During 2024, we completed development and redevelopment of six properties. The following table summarizes certain information with respect to the completed development and redevelopment properties during the year ended December 31, 2024:

Property Name	Location	Total Investment (in thousands) [1]	Estimated Stabilized Cap Rate [2]	Post-Development Square Feet	Post-Development Acreage	Completion Quarter
Countyline Building 31	Hialeah, FL	$42,100	6.0%	161,787	—	Q4 2024
Countyline Building 38	Hialeah, FL	88,500	5.0%	506,215	—	Q2 2024
Countyline Building 39	Hialeah, FL	43,800	5.8%	178,201	—	Q3 2024
Countyline Building 40	Hialeah, FL	43,800	6.3%	186,107	—	Q2 2024
147th Street	Hawthorne, CA	15,600	5.6%	31,378	—	Q4 2024
Maple III	Rancho Dominguez, CA	28,300	2.3%	—	2.8	Q4 2024
Total/Weighted Average		$262,100	5.3%	1,063,688	2.8
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

We capitalized interest associated with development, redevelopment and expansion activities of approximately $11.0 million, $8.5 million and $2.6 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Disposition Activity
During the year ended December 31, 2024, we sold four properties for a total aggregate sales price of approximately $74.4 million, resulting in a total aggregate gain of approximately $45.4 million. The following table sets forth the markets in which the industrial properties were sold during 2024:

Market	Number of Properties	Total Sales Price	Total Gain
New York City/Northern New Jersey	1	$29,800	$17,200
Miami	1	20,600	14,500
San Francisco Bay Area	1	13,000	8,000
Seattle	1	11,000	5,700
Total	4	$74,400	$45,400

The following summarizes the condensed results of operations of the properties sold during the year ended December 31, 2024 for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Rental revenues	$2,304	$2,923	$2,851
Tenant expense reimbursements	731	820	822
Property operating expenses	(1,250)	(1,079)	(1,008)
Depreciation and amortization	(494)	(616)	(645)
Income from operations	$1,291	$2,048	$2,020
Public Equity Offering
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
Credit Facility
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
ATM Program
We have an at-the-market equity offering program (the "$500 Million ATM Program") pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $500.0 million (approximately $438.3 million remaining as of December 31, 2024) in amounts and at times as we determine from time to time. Prior to the implementation of the $500 Million ATM Program, we had a previous at-the-market equity offering program (the "Previous $500 Million ATM Program"), which was substantially utilized as of August 27, 2024 and which is no longer active. We intend to use the net proceeds from the offering of the shares under the $500 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions, developments and redevelopments and repayment of indebtedness, including borrowings under our revolving credit facility. During the three months ended December 31, 2024, we did not issue any common stock under the $500 Million ATM Program. During the year ended December 31, 2024, we issued an aggregate of 5,329,544 shares of common stock at a weighted average offering price of $66.62 per share under the $500 Million ATM Program and Previous $500 Million ATM Program, resulting in net proceeds of approximately $349.9 million and paying total compensation to the applicable sales agents of approximately $5.1 million.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2026. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2024, we had not repurchased any shares of our common stock pursuant to our share repurchase program.
Dividend and Distribution Activity

On February 4, 2025, our board of directors declared a cash dividend in the amount of $0.49 per share of our common stock payable on April 4, 2025 to the stockholders of record as of the close of business on March 27, 2025.
The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2024:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2024	Common Stock	$0.45	February 6, 2024	March 28, 2024	April 5, 2024
June 30, 2024	Common Stock	$0.45	May 7, 2024	June 28, 2024	July 12, 2024
September 30, 2024	Common Stock	$0.49	August 6, 2024	September 30, 2024	October 11, 2024
December 31, 2024	Common Stock	$0.49	November 5, 2024	December 13, 2024	January 7, 2025
Contractual Commitments
As of February 4, 2025, we had no outstanding contracts or non-binding letters of intent to acquire industrial properties as described under the heading “Material Cash Commitments” in this Annual Report on Form 10-K.
Outlook
Current operating conditions in our six markets for our business have slowed over the last two years yet there are reasons for optimism within our submarkets. We believe that on average, the rental rates we are likely to achieve on new or renewed leases for our 2025 expirations will be above the rates currently paid for the same space. Notwithstanding, new speculative development continues which will slow potential rent growth from what it would be without such new development.

We see attractive acquisition opportunities. Nevertheless, our acquisition volume will be dependent on both the quality and pricing of the opportunity set and the price of our stock relative to net asset value (“NAV”). Those conditions, not knowable in advance, will determine our results. We will continue to sell assets and redeploy the capital to enhance NAV per share growth or return the capital to shareholders. We entered 2025 with our balance sheet exceedingly well positioned for growth as we have $82.0 million outstanding on our $600.0 million revolving credit facility and a cash balance of approximately $18.1 million.

Within our six markets we have increasingly focused on urban infill locations. While our net growth will remain limited to a size where we can make directly informed operational decisions, we feel more strongly today than we did fifteen years ago about the long-term investment merits of our strategy and the growth opportunities ahead. We are mindful, always, that it is per share rather than aggregate results that matter.

We believe in the long-term prospects of our functional, extremely infill coastal assets. We believe in sound balance sheet management. We believe in the benefits of our market-leading corporate governance and exceptionally aligned executive management compensation. As a result, we are enthusiastic about the future and our ability to produce superior results for our shareholders over time.

Our outlook is subject to the risks set forth in this Annual Report on Form 10-K, including the risks set form in “Item 1A - Risk Factors”.
Inflation
The U.S. economy experienced a significant increase in inflation rates in recent years. While inflation levels began to decrease in 2024, they remain elevated relative to the years preceding 2021. A wide variety of industries and sectors have been, and will continue to be, affected by recently increasing commodity prices. Elevated inflation has, and may continue to, result in increased construction costs, including tenant improvements and capital projects, goods and labor, and operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 71.6% of our total rentable square feet and improved land acerage expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 97.3% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
Our primary cash expenses consist of our property operating expenses, which include: real estate taxes, repairs and maintenance, management expenses, insurance, utilities, general and administrative expenses, which include compensation costs, office expenses, professional fees and other administrative expenses, acquisition costs, which include third-party costs paid to brokers and consultants, and interest expense, primarily on our revolving credit facility, term loans, mortgage loan and senior unsecured notes.
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions at various times during the course of such periods. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition.
The analysis of our results below for the years ended December 31, 2024 and 2023 includes the changes attributable to same store properties. The same store pool for the comparison of the years ended December 31, 2024 and 2023 includes all properties that were owned and in operation as of December 31, 2024 and since January 1, 2023 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of December 31, 2024. As of December 31, 2024, the same store pool consisted of 242 buildings aggregating approximately 14.5 million square feet representing approximately 75.5% of our total square feet owned and 44 improved land parcels consisting of approximately 139.5 acres representing approximately 92.6% of our total acreage owned. As of December 31, 2024, the non-same store properties, which we acquired, developed or redeveloped, or sold during 2024 and 2023 or were held for sale or in development or redevelopment as of December 31, 2024, consisted of 57 buildings (including one building held for sale) aggregating approximately 4.7 million square feet, three improved land parcels consisting of approximately 11.1 acres, six properties under development or redevelopment and approximately 22.4 acres of land for future development. As of December 31, 2024 and 2023, our consolidated same store pool occupancy was approximately 98.3% and 98.5%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023:

	For the Year Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$240,730	$232,947	$7,783	3.3%
Non-same store operating properties [2]	59,241	22,448	36,793	163.9%
Total rental revenues	299,971	255,395	44,576	17.5%
Tenant expense reimbursements [1]
Same store	70,243	62,177	8,066	13.0%
Non-same store operating properties [2]	12,407	6,018	6,389	106.2%
Total tenant expense reimbursements	82,650	68,195	14,455	21.2%
Total revenues	382,621	323,590	59,031	18.2%
Property operating expenses
Same store	79,665	71,653	8,012	11.2%
Non-same store operating properties [2]	18,425	7,432	10,993	147.9%
Total property operating expenses	98,090	79,085	19,005	24.0%
Net operating income [3]
Same store	231,308	223,471	7,837	3.5%
Non-same store operating properties [2]	53,223	21,034	32,189	153.0%
Total net operating income	$284,531	$244,505	$40,026	16.4%
Other costs and expenses
Depreciation and amortization	93,916	73,219	20,697	28.3%
General and administrative	42,587	37,935	4,652	12.3%
Acquisition costs and other	72	218	(146)	(67.0)%
Total other costs and expenses	136,575	111,372	25,203	22.6%
Other income (expense)
Interest and other income	12,083	4,964	7,119	143.4%
Interest expense, including amortization	(20,921)	(24,796)	3,875	(15.6)%
Gain on sales of real estate investments	45,379	38,156	7,223	18.9%
Total other (expense) income	36,541	18,324	18,217	99.4%
Net income	$184,497	$151,457	$33,040	21.8%
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
2Includes 2024 and 2023 acquisitions and dispositions, three improved land parcels, six properties under development or redevelopment, approximately 22.4 acres of land entitled for future development and one building held for sale as of December 31, 2024.
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

Revenues. Total revenues increased approximately $59.0 million for the year ended December 31, 2024 compared to the prior year due primarily to increased revenue on new and renewed leases and property acquisitions during 2024 and 2023. Cash rents on new and renewed leases totaling approximately 2.3 million square feet and 22.5 acres commencing during the year ended December 31, 2024 increased approximately 36.5% compared to the previous rental rates for that same space in the prior year. For the years ended December 31, 2024 and 2023, approximately $8.3 million and $7.7 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.7 million and $0.6 million, respectively, was recorded in lease termination revenue. The increase in total revenues for the year ended December 31, 2024 was partially offset by a decrease in occupancy for the operating portfolio, as a result of acquired vacancy. Additionally, total revenues for the years ended December 31, 2024 and 2023 were partially offset by approximately $2.8 million and $1.1 million, respectively, of bad debt expense.
Property operating expenses. Total property operating expenses increased approximately $19.0 million during the year ended December 31, 2024 compared to the prior year. The increase in total property operating expenses was primarily due to increases in insurance premiums and real estate taxes.
Depreciation and amortization. Depreciation and amortization increased approximately $20.7 million during the year ended December 31, 2024 compared to the prior year primarily due to property acquisitions during 2024 and 2023.
General and administrative expenses. General and administrative expenses increased approximately $4.7 million for the year ended December 31, 2024 compared to the prior year primarily due to increased compensation expenses including increased restricted stock amortization, LTIP expense and bonus expense, and an increase in the number of employees and salaries compared to the prior year as well as expenses related to our New York City office which opened in 2024.
Interest and other income. Interest and other income increased approximately $7.1 million during the year ended December 31, 2024 compared to the prior year primarily due to higher cash and cash equivalent balances throughout 2024.
Interest expense, including amortization. Interest expense decreased approximately $3.9 million for the year ended December 31, 2024 compared to the prior year. This was primarily due to an increase in capitalized interest for the development and redevelopment properties, and lower outstanding debt due to the repayment of the $100 million tranche of 7-year Senior Unsecured Notes during the year ended December 31, 2024.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $7.2 million for the year ended December 31, 2024 compared to the prior year. We recognized an aggregate gain of approximately $45.4 million from the sale of four properties during the year ended December 31, 2024, as compared to an aggregate gain of approximately $38.2 million from the sale of four properties during the prior year.
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022:
Discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022 was included in our Annual Report on Form 10-K for the year ended December 31, 2023 on page 38 under Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with the SEC on February 7, 2024.
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

We intend to preserve a flexible capital structure with a long-term goal to maintain our investment grade rating and be in a position to issue additional unsecured debt and perpetual preferred stock. Fitch Ratings assigned us an issuer rating of BBB+ with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize senior unsecured notes, term loans, credit facilities, dispositions of properties, and proceeds from the issuance of common stock and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value ratio.
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
The following sets forth certain information regarding our current at-the-market common stock offering program as of December 31, 2024:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$500 Million ATM Program	August 28, 2024	$500,000	$438,258
The table below sets forth the activity under our at-the-market common stock offering programs during the years ended December 31, 2024 and 2023:

For the Year Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
December 31, 2024	5,329,544	$66.62	$349,919	$5,148
December 31, 2023	5,152,279	$61.15	$310,502	$4,569
Debt Sources of Liquidity
As of December 31, 2024, we had $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of senior unsecured notes that mature in August 2030, and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”).
In July 2024, we repaid the $100.0 million tranche of 7-year Senior Unsecured Notes using existing cash on hand. The notes bore interest at 3.8% and had an original maturity date of July 14, 2024.

On September 24, 2024, we entered into the Third Amendment to the Amended Facility in order to, among other things, (i) increase the borrowing capacity of the revolving credit facility by $200.0 million to $600.0 million and (ii) extend the maturity date of the revolving credit facility from August 2025 to January 2029.
The Amended Facility consists of a $600.0 million revolving credit facility that matures in January 2029, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of December 31, 2024, there were $82.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. As of December 31, 2023, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.
The aggregate amount of the Amended Facility may be increased by up to an additional $450.0 million to a maximum aggregate amount not to exceed $1.25 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $600.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of December 31, 2024) for the revolving credit facility and 1.25% to 1.75% (1.25% as of December 31, 2024) for the term loans, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of December 31, 2024 and 2023.
As of December 31, 2024, we had a mortgage loan payable with a total contractual principal amount of approximately $72.9 million which bears interest at a contractual fixed interest rate of 3.9% and matures in March 2028. The mortgage was assumed in an acquisition and was recorded at fair value in the amount of $69.2 million using an effective interest rate of 5.6%. The unamortized fair value adjustment as of December 31, 2024 was approximately $3.6 million.
As of December 31, 2024 and 2023, we held cash and cash equivalents totaling approximately $18.1 million and $165.4 million, respectively.
The following tables summarize our debt maturities and principal payments as of December 31, 2024, and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the years ended December 31, 2024 and 2023 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Mortgage Loan Payable	Total Debt
2025	$—	$—	$—	$—	$—
2026	—	—	50,000	—	50,000
2027	—	100,000	50,000	—	150,000
2028	—	100,000	100,000	72,879	272,879
2029	82,000	—	100,000	—	182,000
Thereafter	—	—	175,000	—	175,000
Subtotal	82,000	200,000	475,000	72,879	829,879
Unamortized fair value adjustment	—	—	—	(3,590)	(3,590)
Total Debt	82,000	200,000	475,000	69,289	826,289
Deferred financing costs, net	—	(620)	(2,047)	(185)	(2,852)
Total Debt, net	$82,000	$199,380	$472,953	$69,104	$823,437
Weighted average interest rate	5.4%	5.7%	3.0%	3.9%	4.0%

	As of December 31, 2024		As of December 31, 2023
Total Debt, net	$823,437		$771,563
Less: Cash and cash equivalents	(18,070)		(165,400)
Net Debt	$805,367		$606,163
Equity
Common Stock
Shares Outstanding [1]	99,735,193		87,995,761
Market Price [2]	$59.14		$62.67
Total Equity	5,898,339		5,514,694
Total Market Capitalization	$6,721,776		$6,286,257
Total Debt-to-Total Investments in Properties [3]	16.1%		19.1%
Total Debt-to-Total Market Capitalization [4]	12.3%		12.3%
Floating Rate Debt as a % of Total Debt [5]	34.2%		25.8%
Net Income	$184,497		$151,457
Adjusted EBITDA [6]	$268,953		$225,000
Interest Coverage [7]	12.9	x	9.1	x
Fixed Charge Coverage [8]	8.4	x	6.8	x
Net Debt-to-Adjusted EBITDA [9]	2.8	x	2.6	x
Weighted Average Maturity of Total Debt (years)	3.8		4.3

1Includes 426,388 and 419,057 shares of unvested restricted stock outstanding as of December 31, 2024 and 2023, respectively. Also includes 497,190 and 508,663 shares held in the Deferred Compensation Plan as of December 31, 2024 and 2023, respectively.
2Closing price of a share of our common stock on the New York Stock Exchange on December 31, 2024 and December 29, 2023, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, net of deferred financing costs, divided by total investments in properties, including one property consisting of one building held for sale as of December 31, 2024.
4Total debt-to-total market capitalization is calculated as total debt, net of deferred financing costs, divided by total market capitalization.
5Floating rate debt as a percentage of total debt is calculated as floating rate debt, net of deferred financing costs, divided by total debt, net of deferred financing costs.
6Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the years ended December 31, 2024 and 2023, respectively. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a definition and reconciliation of

Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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
9Net debt-to-Adjusted EBITDA is calculated as net debt divided by annualized Adjusted EBITDA. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for the definitions of Adjusted EBITDA and net debt, a reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA and net debt are useful supplemental measures of our operating performance.
The following tables set forth the cash dividends paid or payable per share during the years ended December 31, 2024 and 2023:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2024	Common Stock	$0.45	February 6, 2024	March 28, 2024	April 5, 2024
June 30, 2024	Common Stock	$0.45	May 7, 2024	June 28, 2024	July 12, 2024
September 30, 2024	Common Stock	$0.49	August 6, 2024	September 30, 2024	October 11, 2024
December 31, 2024	Common Stock	$0.49	November 5, 2024	December 13, 2024	January 7, 2025

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2023	Common Stock	$0.40	February 7, 2023	March 31, 2023	April 6, 2023
June 30, 2023	Common Stock	$0.40	May 2, 2023	June 30, 2023	July 14, 2023
September 30, 2023	Common Stock	$0.45	August 1, 2023	September 29, 2023	October 13, 2023
December 31, 2023	Common Stock	$0.45	October 31, 2023	December 15, 2023	January 5, 2024
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $232.7 million for the year ended December 31, 2024 compared to approximately $179.7 million for the year ended December 31, 2023. This increase in cash provided by operating activities is primarily attributable to additional cash flows generated from the properties acquired during 2024 and 2023 and increased rents on new and renewed leases at our same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $915.5 million and $570.4 million for the years ended December 31, 2024 and 2023, respectively, which consisted primarily of cash paid for property acquisitions of approximately $814.5 million and $466.8 million, respectively, additions to capital improvements of approximately $172.9 million and $176.6 million, respectively, and was partially offset by proceeds from sales of real estate investments of approximately $71.9 million and $73.1 million, respectively.
Cash From Financing Activities. Net cash provided by financing activities was approximately $534.9 million for the year ended December 31, 2024, which consisted primarily of approximately $737.0 million in net proceeds from the issuance of common stock, and $110.0 million in revolving credit facility borrowings, partially offset by approximately $175.0 million in equity dividend payments, repayment of a $100.0 million tranche of the Senior Unsecured Notes, and repayment of $28.0 million of borrowings on the revolving credit facility. Net cash provided by financing activities was approximately $528.9 million for the year ended December 31, 2023, which consisted primarily of approximately $666.3 million in net proceeds from the issuance of common stock, partially offset by approximately $135.9 million in equity dividend payments.

Critical Accounting Policies And Estimates
Below is a discussion of the accounting policies that we believe are critical. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.
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
Material Cash Commitments
As of February 4, 2025, we had no outstanding contracts or non-binding letters of intent to acquire industrial properties. The following table summarizes our material cash commitments due by period as of December 31, 2024 (dollars in thousands):

Material Cash Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$—	$200,000	$454,879	$175,000	$829,879
Debt interest payments	17,071	32,147	17,948	4,328	71,494
Operating lease commitments	955	1,998	1,304	—	4,257
Material construction contracts	29,155	—	—	—	29,155
Purchase obligations [1]	—	—	—	—	—
Total	$47,181	$234,145	$474,131	$179,328	$934,785
1As of February 4, 2025.
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
The following table reflects the calculation of FFO reconciled from net income for the three months and years ended December 31, 2024, 2023 and 2022 (dollars in thousands except per share data):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Net income	$76,103	$57,557	$18,546	32.2%	$57,557	$58,880	$(1,323)	(2.2)%
Gain on sales of real estate investments	(39,664)	(25,899)	(13,765)	53.1%	(25,899)	(36,118)	10,219	(28.3)%
Depreciation and amortization	25,907	18,583	7,324	39.4%	18,583	18,536	47	0.3%
Non-real estate depreciation	(35)	(40)	5	(12.5)%	(40)	(16)	(24)	150.0%
Allocation to participating securities [1]	(266)	(243)	(23)	9.5%	(243)	(192)	(51)	26.6%
FFO attributable to common stockholders	$62,045	$49,958	$12,087	24.2%	$49,958	$41,090	$8,868	21.6%
Basic FFO per common share	$0.62	$0.58	$0.04	6.9%	$0.58	$0.54	$0.04	7.4%
Diluted FFO per common share	$0.62	$0.58	$0.04	6.9%	$0.58	$0.54	$0.04	7.4%
Basic weighted average common shares outstanding	99,308,805	85,550,842			85,550,842	76,048,579
Diluted weighted average common shares outstanding	99,539,305	85,647,463			85,647,463	76,145,382

	For the Year Ended December 31,				For the Year Ended December 31,
	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Net income	$184,497	$151,457	$33,040	21.8%	$151,457	$198,014	$(46,557)	(23.5)%
Gain on sales of real estate investments	(45,379)	(38,156)	(7,223)	18.9%	(38,156)	(112,166)	74,010	(66.0)%
Depreciation and amortization	93,916	73,219	20,697	28.3%	73,219	65,763	7,456	11.3%
Non-real estate depreciation	(148)	(147)	(1)	0.7%	(147)	(72)	(75)	104.2%
Allocation to participating securities [1]	(1,016)	(876)	(140)	16.0%	(876)	(656)	(220)	33.5%
FFO attributable to common stockholders	$231,870	$185,497	$46,373	25.0%	$185,497	$150,883	$34,614	22.9%
Basic FFO per common share	$2.43	$2.23	$0.20	9.0%	$2.23	$2.00	$0.23	11.5%
Diluted FFO per common share	$2.42	$2.22	$0.20	9.0%	$2.22	$2.00	$0.22	11.0%
Basic weighted average common shares outstanding	95,524,549	83,169,028			83,169,028	75,498,107
Diluted weighted average common shares outstanding	95,842,137	83,371,099			83,371,099	75,586,480

1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 426,670, 419,230 and 356,796 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2024, 2023 and 2022, respectively, and 429,748, 393,059 and 322,866 of weighted average unvested restricted shares outstanding for the years ended December 31, 2024, 2023 and 2022, respectively.
FFO increased by approximately $12.1 million and $46.4 million for the three months and year ended December 31, 2024, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2023 and 2024 as well as same store NOI growth of approximately $0.6 million and $7.8 million for the three months and year ended December 31, 2024, respectively, compared to the same periods from the prior year. The FFO increase was partially offset by increased weighted average common shares outstanding and increased general and administrative expenses due to increased restricted stock amortization and other compensation expenses, including an increase in bonus expense and an increase in the number of employees and salaries for the three months and year ended December 31, 2024 compared to the same periods from the prior year.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months and years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Net income	$76,103	$57,557	$18,546	32.2%	$57,557	$58,880	$(1,323)	(2.2)%
Gain on sales of real estate investments	(39,664)	(25,899)	(13,765)	53.1%	(25,899)	(36,118)	10,219	(28.3)%
Depreciation and amortization	25,907	18,583	7,324	39.4%	18,583	18,536	47	0.3%
Interest expense, including amortization	5,261	5,707	(446)	(7.8)%	5,707	7,457	(1,750)	(23.5)%
Stock-based compensation	3,805	3,343	462	13.8%	3,343	2,653	690	26.0%
Acquisition costs and other	25	92	(67)	(72.8)%	92	374	(282)	(75.4)%
Adjusted EBITDA	$71,437	$59,383	$12,054	20.3%	$59,383	$51,782	$7,601	14.7%

	For the Year Ended December 31,				For the Year Ended December 31,
	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Net income	$184,497	$151,457	$33,040	21.8%	$151,457	$198,014	$(46,557)	(23.5)%
Gain on sales of real estate investments	(45,379)	(38,156)	(7,223)	18.9%	(38,156)	(112,166)	74,010	(66.0)%
Depreciation and amortization	93,916	73,219	20,697	28.3%	73,219	65,763	7,456	11.3%
Interest expense, including amortization	20,921	24,796	(3,875)	(15.6)%	24,796	23,850	946	4.0%
Stock-based compensation	14,926	13,466	1,460	10.8%	13,466	10,171	3,295	32.4%
Acquisition costs	72	218	(146)	(67.0)%	218	1,465	(1,247)	(85.1)%
Adjusted EBITDA	$268,953	$225,000	$43,953	19.5%	$225,000	$187,097	$37,903	20.3%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of December 31, 2024 and since January 1, 2023 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of December 31, 2024. As of December 31, 2024, the same store pool consisted of 242 buildings aggregating approximately 14.5 million square feet representing approximately 75.5% of our total square feet owned and 44 improved land parcels containing approximately 139.5 acres representing approximately 92.6% of our total acreage owned. The same store pool for the comparison of the three months and years ended December 31, 2023 and 2022 includes all properties that were owned and in operation as of December 31, 2023 and since January 1, 2022 and excludes properties that were either disposed of prior to, held for sale to a third-party or in development or redevelopment as of December 31, 2023. As of December 31, 2023, the same store pool consisted of 224 buildings aggregating approximately 13.1 million square feet representing approximately 81.5% of our total square feet owned and 36 improved land parcels containing approximately 113.7 acres representing approximately 74.6% of our total acreage owned. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months and years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended December 31,						For the Three Months Ended December 31,
	2024		2023		$ Change	% Change	2023		2022		$ Change	% Change
Net income [1]	$76,103		$57,557		$18,546	32.2%	$57,557		$58,880		$(1,323)	(2.2)%
Depreciation and amortization	25,907		18,583		7,324	39.4%	18,583		18,536		47	0.3%
General and administrative	10,759		9,730		1,029	10.6%	9,730		8,193		1,537	18.8%
Acquisition costs and other	25		92		(67)	(72.8)%	92		374		(282)	(75.4)%
Total other income and expenses	(36,914)		(21,127)		(15,787)	74.7%	(21,127)		(29,059)		7,932	(27.3)
Net operating income	75,880		64,835		11,045	17.0%	64,835		56,924		7,911	13.9%
Less non-same store NOI	(17,356)	[2]	(6,919)	[2]	(10,437)	150.8%	(12,675)	[3]	(7,807)	[3]	(4,868)	62.4%
Same store NOI	$58,524	[4]	$57,916	[4]	$608	1.0%	$52,160	[5]	$49,117	[5]	$3,043	6.2%
Less straight-line rents and amortization of lease intangibles [6]	(2,390)		(3,569)		1,179	(33.0)%	(2,021)		(4,254)		2,233	(52.5)%
Cash-basis same store NOI	$56,134		$54,347		$1,787	3.3%	$50,139		$44,863		$5,276	11.8%
Less termination fee income	(168)		(247)		79	(32.0)%	(155)		(551)		396	(71.9)%
Cash-basis same store NOI excluding termination fees	$55,966		$54,100		$1,866	3.4%	$49,984		$44,312		$5,672	12.8%
1Includes approximately $0.2 million, $0.2 million and $0.6 million of lease termination income for the three months ended December 31, 2024, 2023 and 2022, respectively.
2Includes 2024 and 2023 acquisitions and dispositions, three improved land parcels consisting of approximately 11.1 acres, six properties under development or redevelopment, approximately 22.4 acres of land for future development and one building held for sale as of December 31, 2024.
3Includes 2023 and 2022 acquisitions and dispositions, eleven improved land parcels consisting of approximately 37.3 acres and one property under redevelopment as of December 31, 2023.
4Includes $0.2 million of lease termination income for both the three months ended December 31, 2024 and 2023.
5Includes $0.2 million and $0.6 million of lease termination income for the three months ended December 31, 2023 and 2022, respectively.
6Includes straight-line rents and amortization of lease intangibles for the same store pool only.

	For the Year Ended December 31,						For the Year Ended December 31,
	2024		2023		$ Change	% Change	2023		2022		$ Change	% Change
Net income [1]	$184,497		$151,457		$33,040	21.8%	$151,457		$198,014		$(46,557)	(23.5)%
Depreciation and amortization	93,916		73,219		20,697	28.3%	73,219		65,763		7,456	11.3%
General and administrative	42,587		37,935		4,652	12.3%	37,935		31,192		6,743	21.6%
Acquisition costs and other	72		218		(146)	(67.0)%	218		1,465		(1,247)	(85.1)%
Total other income and expenses	(36,541)		(18,324)		(18,217)	99.4%	(18,324)		(89,125)		70,801	(79.4)
Net operating income	284,531		244,505		40,026	16.4%	244,505		207,309		37,196	17.9%
Less non-same store NOI	(53,223)	[2]	(21,034)	[2]	(32,189)	153.0%	(43,578)	[3]	(22,209)	[3]	(21,369)	96.2%
Same store NOI	$231,308	[4]	$223,471	[4]	$7,837	3.5%	$200,927	[5]	$185,100	[5]	$15,827	8.6%
Less straight-line rents and amortization of lease intangibles [6]	(10,200)		(18,365)		8,165	(44.5)%	(10,009)		(16,564)		6,555	(39.6)%
Cash-basis same store NOI	$221,108		$205,106		$16,002	7.8%	$190,918		$168,536		$22,382	13.3%
Less termination fee income	(679)		(416)		(263)	63.2%	(293)		(896)		603	(67.3)%
Cash-basis same store NOI excluding termination fees	$220,429		$204,690		$15,739	7.7%	$190,625		$167,640		$22,985	13.7%
1Includes approximately $0.7 million, $0.6 million and $0.9 million of lease termination income for the years ended December 31, 2024, 2023 and 2022, respectively.
2Includes 2024 and 2023 acquisitions and dispositions, three improved land parcels consisting of approximately 11.1 acres, six properties under development or redevelopment, approximately 22.4 acres of land for future development and one building held for sale as of December 31, 2024.
3Includes 2023 and 2022 acquisitions and dispositions, eleven improved land parcels consisting of approximately 37.3 acres and one property under redevelopment as of December 31, 2023.
4Includes approximately $0.7 million and $0.4 million of lease termination income for the years ended December 31, 2024 and 2023, respectively.
5Includes approximately $0.3 million and $0.9 million of lease termination income for the years ended December 31, 2023 and 2022, respectively.
6Includes straight-line rents and amortization of lease intangibles for the same store pool only.
Cash-basis same store NOI increased by approximately $1.8 million for the three months ended December 31, 2024 compared to the prior year primarily due to increased rental revenue on new and renewed leases and contractual rent increases on pre-existing leases. The increase in cash-basis same store NOI was partially offset by lower average same store occupancy for the three months ended December 31, 2024 compared to the prior year. For the three months ended December 31, 2024 and 2023, total contractual rent abatements of approximately $1.1 million and $0.3 million, respectively, were given to certain tenants in the same store pool and approximately $0.2 million and $0.2 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.6 million of the increase in cash-basis same store NOI for the three months ended December 31, 2024 related to properties that were acquired vacant or with near term expirations in 2022.
Cash-basis same store NOI increased by approximately $16.0 million for the year ended December 31, 2024 compared to the prior year primarily due to increased rental revenue on new and renewed leases. The increase in cash-basis same store NOI was partially offset by a decrease in same store occupancy for the year ended December 31, 2024 compared to the prior year. For the years ended December 31, 2024 and 2023, total contractual rent abatements of approximately $2.2 million and $4.4 million, respectively, were given to certain tenants in the same-store pool and approximately $0.7 million and $0.4 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $3.2 million of the increase in cash-basis same store NOI for the year ended December 31, 2024 related to properties that were acquired vacant or with near term expirations in 2023.

We compute net debt as total debt, less deferred financing costs and cash and cash equivalents. We believe that presenting net debt provides useful information to investors regarding our ability to repay our outstanding consolidated indebtedness. See “Debt Sources of Liquidity” in this Annual Report on Form 10-K for a reconciliation of net debt from total debt.
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
As of December 31, 2024, we had $282.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on SOFR plus an applicable SOFR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 5.6% as of December 31, 2024. If the SOFR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.7 million annually on the total of the outstanding balances on our Amended Facility as of December 31, 2024.
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
Terreno Realty Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment, management of Terreno Realty Corporation determined that, as of December 31, 2024, the company’s internal control over financial reporting is effective based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K (which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2024).

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Terreno Realty Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 5, 2025 expressed an unqualified opinion thereon.

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
February 5, 2025

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.        Other Information.
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.
Part III

Item 10.     Directors, Executive Officers and Corporate Governance.
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company's securities that applies to all of the Company's directors, officers, employees and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. It is also the policy of the Company to comply with all insider trading laws and regulations. A copy of the Company's insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
The other information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 11.     Executive Compensation.
The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services.
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

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

Item 16.     Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Terreno Realty Corporation (the Company) as of December 31, 2024 and 2023 the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 5, 2025 expressed an unqualified opinion thereon.

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

Valuation of acquired properties
Description of the Matter
During the year ended December 31, 2024, the Company completed nine real estate acquisitions for a total purchase price of $884 million. The properties were acquired from unrelated third parties. As further discussed in Notes 2 and 4 of the consolidated financial statements, the transactions were accounted for as asset acquisitions. The purchase price for each acquisition was allocated to the individual acquired assets and liabilities based on their relative fair values.

Auditing the Company’s real estate acquisitions is complex and required the involvement of a valuation specialist due to the judgments and estimates in determining the fair value of the components of each acquisition. The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. Fair value of the mortgage loan assumed is based on current market interest rates for similar debt at the date of acquisition. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for real estate acquisitions relative to purchase accounting, including controls over the review of the valuation models and related significant assumptions underlying the valuation of the acquired assets and liabilities.

To test the purchase price allocations to the assets and liabilities acquired, our audit procedures included, among others, review of the purchase agreements, assessing the methodologies and testing the significant assumptions discussed above used to value the components of the acquired properties. We compared, on a sample basis, land comparative sales values, building replacement cost and depreciation estimates, market rental rates, discount rate and market rental growth rates with external market data, and the incorporation of these assumptions in the cash flow projections and overall valuation conclusions. We also tested the completeness and accuracy of the underlying data. We involved our valuation specialists to assist in the assessment of the methodology utilized by the Company and to test on a sample basis certain of the assumptions used in the valuation of land, building, mortgage loan and above and below market intangibles.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 2012.
Seattle, Washington
February 5, 2025

Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	December 31, 2024	December 31, 2023

ASSETS
Investments in real estate
Land	$2,586,471	$1,995,494
Buildings and improvements	2,107,312	1,561,532
Construction in progress	219,652	343,485
Intangible assets	208,475	147,329
Total investments in properties	5,121,910	4,047,840
Accumulated depreciation and amortization	(466,553)	(384,480)
Net investments in properties	4,655,357	3,663,360
Properties held for sale, net	6,258	—
Net investments in real estate	4,661,615	3,663,360
Cash and cash equivalents	18,070	165,400
Restricted cash	282	836
Other assets, net	90,189	75,081
Total assets	$4,770,156	$3,904,677
LIABILITIES AND EQUITY
Liabilities
Credit facility	$82,000	$—
Term loans payable, net	199,380	199,145
Senior unsecured notes, net	472,953	572,418
Mortgage loan payable, net	69,104	—
Security deposits	39,758	32,934
Intangible liabilities, net	116,542	84,718
Dividends payable	48,871	39,052
Accounts payable and other liabilities	79,216	61,783
Total liabilities	1,107,824	990,050
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 99,238,003 and 87,487,098 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	994	876
Additional paid-in capital	3,597,148	2,849,961
Common stock held in deferred compensation plan: 497,190 and 508,663 shares at December 31, 2024 and December 31, 2023, respectively.	(31,097)	(31,788)
Retained earnings	95,287	95,578
Total stockholders’ equity	3,662,332	2,914,627
Total liabilities and equity	$4,770,156	$3,904,677
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
REVENUES
Rental revenues and tenant expense reimbursements	$382,621	$323,590	$276,212
Total revenues	382,621	323,590	276,212
COSTS AND EXPENSES
Property operating expenses	98,090	79,085	68,903
Depreciation and amortization	93,916	73,219	65,763
General and administrative	42,587	37,935	31,192
Acquisition costs and other	72	218	1,465
Total costs and expenses	234,665	190,457	167,323
OTHER INCOME (EXPENSE)
Interest and other income	12,083	4,964	809
Interest expense, including amortization	(20,921)	(24,796)	(23,850)
Gain on sales of real estate investments	45,379	38,156	112,166
Total other income	36,541	18,324	89,125
Net income	184,497	151,457	198,014
Allocation to participating securities	(791)	(712)	(854)
Net income available to common stockholders	$183,706	$150,745	$197,160
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$1.92	$1.81	$2.61
Net income available to common stockholders - diluted	$1.92	$1.81	$2.61
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	95,524,549	83,169,028	75,498,107
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	95,842,137	83,371,099	75,586,480
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2021	75,068,575	$752	$2,069,604	275,727	$(15,197)	$2,804	$2,057,963
Net income	—	—	—	—	—	198,014	198,014
Issuance of common stock, net of issuance costs of $1,557	1,444,156	13	77,281	—	—	—	77,294
Forfeiture of common stock related to employee awards	(29,391)	—	—	—	—	—	—
Common shares acquired related to employee awards	(14,823)	—	(1,045)	—	—	—	(1,045)
Issuance of restricted stock	136,903	—	—	—	—	—	—
Stock-based compensation	—	—	10,171	—	—	—	10,171
Common stock dividends ($1.48 per share)	—	—	—	—	—	(112,546)	(112,546)
Deposits to deferred compensation plan, net of withdrawals	(141,938)	—	11,265	141,938	(11,265)	—	—
Balance as of December 31, 2022	76,463,482	765	2,167,276	417,665	(26,462)	88,272	2,229,851
Net income	—	—	—	—	—	151,457	151,457
Issuance of common stock, net of issuance costs of $5,830	11,012,883	111	665,406	—	—	—	665,517
Forfeiture of common stock related to employee awards	(6,989)	—	—	—	—	—	—
Common shares acquired related to employee awards	(23,854)	—	(1,513)	—	—	—	(1,513)
Issuance of restricted stock	132,574	—	—	—	—	—	—
Stock-based compensation	—	—	13,466	—	—	—	13,466
Common stock dividends ($1.70 per share)	—	—	—	—	—	(144,151)	(144,151)
Deposits to deferred compensation plan, net of withdrawals	(90,998)	—	5,326	90,998	(5,326)	—	—
Balance as of December 31, 2023	87,487,098	876	2,849,961	508,663	(31,788)	95,578	2,914,627
Net income	—	—	—	—	—	184,497	184,497
Issuance of common stock, net of issuance costs of $6,314	11,665,929	118	736,296	—	—	—	736,414
Forfeiture of common stock related to employee awards	(16,836)	—	—	—	—	—	—
Common shares acquired related to employee awards	(48,041)	—	(3,344)	—	—	—	(3,344)
Issuance of restricted stock	138,380	—	—	—	—	—	—
Stock-based compensation	—	—	14,926	—	—	—	14,926
Common stock dividends ($1.88 per share)	—	—	—	—	—	(184,788)	(184,788)
Withdrawals from deferred compensation plan	11,473	—	(691)	(11,473)	691	—	—
Balance as of December 31, 2024	99,238,003	$994	$3,597,148	497,190	$(31,097)	$95,287	$3,662,332
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$184,497	$151,457	$198,014
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(9,306)	(8,469)	(9,353)
Amortization of lease intangibles	(17,284)	(13,922)	(16,271)
Depreciation and amortization	93,916	73,219	65,763
Gain on sales of real estate investments	(45,379)	(38,156)	(112,166)
Deferred financing cost and mortgage fair value adjustment amortization	1,762	1,545	1,371
Stock-based compensation	14,926	13,466	10,171
Changes in assets and liabilities
Other assets	(2,331)	(6,599)	(1,368)
Accounts payable and other liabilities	11,886	7,136	7,049
Net cash provided by operating activities	232,687	179,677	143,210
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(814,515)	(466,840)	(407,558)
Proceeds from sales of real estate investments, net	71,899	73,077	162,145
Additions to construction in progress	(126,428)	(123,570)	(25,638)
Additions to buildings, improvements and leasing costs	(46,433)	(53,055)	(66,611)
Net cash used in investing activities	(915,477)	(570,388)	(337,662)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	742,728	671,347	78,851
Issuance costs on issuance of common stock	(5,704)	(5,038)	(1,163)
Repurchase of common stock related to employee awards	(3,344)	(1,513)	(1,045)
Borrowings on credit facility	110,000	82,000	208,000
Payments on credit facility	(28,000)	(82,000)	(208,000)
Borrowings on term loans payable	—	—	100,000
Payments on senior unsecured notes	(100,000)	—	(50,000)
Payment of deferred financing costs	(5,805)	(80)	(1,498)
Dividends paid to common stockholders	(174,969)	(135,852)	(107,411)
Net cash provided by financing activities	534,906	528,864	17,734
Net decrease in cash and cash equivalents and restricted cash	(147,884)	138,153	(176,718)
Cash and cash equivalents and restricted cash at beginning of year	166,236	28,083	204,801
Cash and cash equivalents and restricted cash at end of year	$18,352	$166,236	$28,083
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$20,898	$31,713	$25,219
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	34,509	26,912	18,158
Non-cash issuance of common stock to the deferred compensation plan	691	(5,326)	(11,265)
Lease liability arising from recognition of right-of-use asset	2,264	—	1,192
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$937,908	$512,531	$422,298
Assumption of mortgage loans payable	(72,879)	—	—
Unamortized mortgage fair value adjustment	3,650	—	—
Assumption of other assets and liabilities	(54,164)	(45,691)	(14,740)
Net cash paid for property acquisitions	$814,515	$466,840	$407,558
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Notes to Consolidated Financial Statements
Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these notes to the consolidated financial statements are unaudited. As of December 31, 2024, the Company owned 299 buildings (including one building held for sale) aggregating approximately 19.3 million square feet, 47 improved land parcels consisting of approximately 150.6 acres, six properties under development or redevelopment and approximately 22.4 acres of land for future development.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the years ended December 31, 2024, 2023 or 2022.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $17.3 million, $13.9 million and $16.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of December 31, 2024 was 7.0 years. As of December 31, 2024 and 2023, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	December 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$203,386	$(111,927)	$91,459	$143,444	$(93,476)	$49,968
Above-market leases	5,089	(3,723)	1,366	3,885	(3,463)	422
Below-market leases	(185,995)	69,453	(116,542)	(137,047)	52,329	(84,718)
Total	$22,480	$(46,197)	$(23,717)	$10,282	$(44,610)	$(34,328)
Projected net amortization of the intangible assets and liabilities for the next five years and thereafter as of December 31, 2024 is as follows (dollars in thousands):

2025	$3,339
2026	807
2027	(1,039)
2028	(1,626)
2029	(2,947)
Thereafter	(22,251)
Total	$(23,717)

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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Beginning
Cash and cash equivalents at beginning of year	$165,400	$26,393	$204,404
Restricted cash	836	1,690	397
Cash and cash equivalents and restricted cash	166,236	28,083	204,801
Ending
Cash and cash equivalents at end of year	18,070	165,400	26,393
Restricted cash	282	836	1,690
Cash and cash equivalents and restricted cash	18,352	166,236	28,083
Net (decrease) increase in cash and cash equivalents and restricted cash	$(147,884)	$138,153	$(176,718)
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
As of December 31, 2024 and 2023, approximately $62.9 million and $56.1 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $3.4 million and $1.2 million as of December 31, 2024 and 2023, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of deferred financing costs and net of accumulated amortization in the aggregate of approximately $15.2 million and $13.5 million as of December 31, 2024 and 2023, respectively.
Mortgage Fair Value Adjustment. Mortgage fair value adjustment represents the excess of the principal debt assumed over the fair value of debt assumed in connection with property acquisitions. The adjustment is being amortized to interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 2024, the net unamortized fair value mortgage adjustment was approximately $3.6 million and were included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of December 31, 2024 and 2023, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of December 31, 2024, include years 2020 to 2023 for federal purposes.
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
Segment Disclosure. ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company acquires, owns and operates industrial real estate in six major coastal U.S. markets. The Company invests in several types of industrial real estate, including warehouse/distribution, flex, transshipment, and improved land. The Company’s assets engage in leasing activities that generate revenues and incur operating expenses. Lease terms typically range from three to ten years. As each of the Company’s assets has similar economic characteristics, the assets have been aggregated into one reportable segment.
The accounting policies for the reportable segment are the same as those described above. The Chief Operating Decision Maker (“CODM”) assesses segment performance and decides how to allocate resources based on net income, which is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.
The CODM is the CEO and President. The CODM reviews net income on an individual asset level and on a consolidated level. The CODM uses this information to monitor budget versus actual results, to evaluate returns on assets and to determine how to reinvest profits.
The revenue, costs and expenses, and net income for the reportable segment are the same as those presented on the Consolidated Statements of Operations.
New Accounting Standards. In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topics 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves current segment disclosures and requires additional disclosures of segment expenses. The Company adopted the provisions of ASU 2023-07 as of December 31, 2024 which did not materially impact the Company’s consolidated financial statements, and the required segment disclosures are included above.
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
As of December 31, 2024, the Company owned 65 buildings aggregating approximately 3.8 million square feet and 13 improved land parcels consisting of approximately 62.3 acres located in New York City/Northern New Jersey, which accounted for a combined percentage of approximately 27.9% of its annualized base rent. Such annualized base rent is based on contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements as of December 31, 2024, multiplied by 12.

Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent for the years ended 2024, 2023 and 2022.
Note 4. Investments in Real Estate
During the year ended December 31, 2024, the Company acquired eight industrial properties and one portfolio of industrial properties. This included the assumption of a mortgage loan with a total contractual principal amount of approximately $72.9 million which bears interest at a contractual fixed interest rate of 3.9% and matures in March 2028. Upon acquisition, this mortgage loan was recorded at fair value in the amount of $69.2 million using an effective interest rate of 5.6%. The unamortized fair value adjustment was approximately $3.6 million as of December 31, 2024. The mortgage loan payable is secured by a property and requires a monthly interest payment until maturity and is generally non-recourse. The total aggregate initial investment, including acquisition costs, was approximately $937.9 million, of which $523.2 million was recorded to land, $356.3 million to buildings and improvements, and $58.4 million to intangible assets. Additionally, the Company assumed $54.3 million in liabilities.
The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2024:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)[1]
13045 SE 32nd Street	Bellevue, WA	January 5, 2024	1	16,000	$6,500
181 Lombardy	Brooklyn, NY	March 22, 2024	1	24,000	12,000
Fleet	Alexandria, VA	April 15, 2024	4	357,000	84,300
Multi-market portfolio of industrial properties[3]	Various	May 2, 2024	28	1,237,600	364,500
3000 V Street NE	Washington, D.C.	August 1, 2024	1	26,000	7,600
48-29 31st Pl	Queens, NY	December 5, 2024	1	17,000	7,600
280 Richards Street[2]	Brooklyn, NY	December 11, 2024	1	312,000	156,300
Doral Air Logistics	Doral, FL	December 27, 2024	3	495,000	195,600
49-15 Maspeth Avenue	Queens, NY	December 27, 2024	1	33,000	50,100
Total/Weighted Average			41	2,517,600	$884,500
1Excludes intangible liabilities and unamortized mortgage fair value adjustments, if any. The total aggregate initial investment was approximately $937.9 million, including $11.2 million in capitalized closing costs and acquisition costs and $49.5 million in assumed intangible liabilities, $3.7 million in assumed unamortized fair value adjustment and $3.6 million in other credits related to near term capital expenditures, free rent and tenant improvements at multiple properties.
2280 Richards Street is encumbered by a mortgage loan payable with a total contractual principal amount of approximately $72.9 million which bears interest at a contractual fixed interest rate of 3.9% and matures in March 2028. The mortgage was assumed in an acquisition and was recorded at fair value in the amount of $69.2 million using an effective interest rate of 5.6%. The unamortized fair value adjustment as of December 31, 2024 was approximately $3.6 million.
3Includes 28 properties, including 12 buildings located in New York City aggregating approximately 481,500 square feet, 6 buildings located in Northern New Jersey aggregating approximately 343,200 square feet, 3 buildings located in the San Francisco Bay Area aggregating approximately 237,900 square feet and 7 buildings located in Los Angeles aggregating approximately 175,000 square feet.
The Company recorded revenues and net income for the year ended December 31, 2024 of approximately $26.0 million and $8.2 million, respectively, related to the 2024 acquisitions.
During the year ended December 31, 2023, the Company acquired seven industrial properties with a total initial investment, including acquisition costs, of approximately $512.5 million, of which $325.8 million was recorded to land, $156.6 million to buildings and improvements, and $30.1 million to intangible assets. Additionally, the Company assumed $46.3 million in liabilities.

The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2023:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Improved Land Acreage	Purchase Price (in thousands) [1]
Countyline Phase IV2	Hialeah, FL	February 23, 2023	—	—	121.0	$173,600
9th Street	Long Island City, NY	March 6, 2023	1	45,000	—	23,000
Morton	Newark, CA	March 30, 2023	4	603,000	—	186,000
25th Place NE	Washington DC	May 23, 2023	1	33,000	—	13,400
East Garry Avenue[3]	Santa Ana, CA	September 6, 2023	—	—	4.9	14,800
Santa Fe	Redondo Beach, CA	October 10, 2023	2	112,000	—	45,700
Van Dyke	Red Hook, Brooklyn, NY	October 11, 2023	1	96,000	—	27,500
Total/Weighted Average			9	889,000	125.9	$484,000
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

As of December 31, 2024, the Company had six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 0.9 million square feet. Additionally, the Company owned approximately 22.4 acres of land for future development that, upon completion, will consist of two buildings aggregating approximately 0.4 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment and the land for future development as of December 31, 2024:

Property Name	Location	Total Expected Investment (in thousands) [1] (unaudited)	Estimated Post-Development Square Feet
Properties under development or redevelopment:
Countyline Phase IV2
Countyline Building 32	Hialeah, FL	$40,100	164,300
Countyline Building 33	Hialeah, FL	39,000	158,000
Countyline Building 34	Hialeah, FL	55,900	219,900
Paterson Plank III	Carlstadt, NJ	35,200	47,300
East Garry Avenue	Santa Ana, CA	41,000	91,500
139th Street[3]	Gardena, CA	104,600	223,000
Total		$315,800	904,000

Land entitled for future development:
Countyline Phase IV2
Countyline Phase IV Land	Hialeah, FL	117,100	433,200
Total		$117,100	433,200
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
During 2024, the Company completed development or redevelopment of six properties. The following table summarizes certain information with respect to the completed development or redevelopment properties as of December 31, 2024:

Property Name	Location	Total Expected Investment (in thousands) [1] (unaudited)	Post-Development Square Feet	Post-Development Acreage	Completion Quarter
Countyline Building 31	Hialeah, FL	$42,100	161,787	—	Q4 2024
Countyline Building 38	Hialeah, FL	88,500	506,215	—	Q2 2024
Countyline Building 39	Hialeah, FL	43,800	178,201	—	Q3 2024
Countyline Building 40	Hialeah, FL	43,800	186,107	—	Q2 2024
147th Street	Hawthorne, CA	15,600	31,378	—	Q4 2024
Maple III	Rancho Dominguez, CA	28,300	—	2.8	Q4 2024
Total/Weighted Average		$262,100	1,063,688	2.8
1Total investment for the properties includes the initial purchase price, buyer’s due diligence and closing costs, redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.

The Company capitalized interest associated with development, redevelopment and expansion activities of approximately $11.0 million, $8.5 million and $2.6 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Note 5. Held for Sale/Disposed Assets
As of December 31, 2024, the Company had entered into an agreement with a third-party purchaser to sell one building located in the San Francisco Bay Area market for a sales price of approximately $16.9 million (net book value of approximately $6.3 million). The sale of the property was subject to various closing conditions.
During the year ended December 31, 2024, the Company sold four properties for a total aggregate sales price of approximately $74.4 million, resulting in a total aggregate gain of approximately $45.4 million. The following table sets forth the markets in which the industrial properties were sold during 2024:

Market	Number of Properties	Total Sales Price	Total Gain
New York City/Northern New Jersey	1	$29,800	$17,200
Miami	1	20,600	14,500
San Francisco Bay Area	1	13,000	8,000
Seattle	1	11,000	5,700
Total	4	$74,400	$45,400
During the year ended December 31, 2023, the Company sold four properties for a total aggregate sales price of approximately $77.1 million, resulting in a total aggregate gain of approximately $38.2 million. The following table sets forth the markets in which the industrial properties were sold during 2023:

Market	Number of Properties	Total Sales Price	Total Gain
New York City/Northern New Jersey	2	$43,200	$21,900
Los Angeles	1	15,900	6,600
Washington, D.C.	1	18,000	9,700
Total	4	$77,100	$38,200
During the year ended December 31, 2022, the Company sold four properties for a total aggregate sales price of approximately $168.3 million, resulting in a total aggregate gain of approximately $112.2 million. The following table sets forth the markets in which the industrial properties were sold during 2022:

Market	Number of Properties	Total Sales Price	Total Gain
New York City/Northern New Jersey	3	$159,700	$107,100
Seattle	1	8,600	5,100
Total	4	$168,300	$112,200
Note 6. Debt
The following table summarizes the components of the Company’s indebtedness as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023	Margin Above SOFR	Interest Rate [1]	Contractual Maturity Date
Unsecured Debt:
Credit Facility	$82,000	$—	1.1% [2]	5.4%	1/15/2029
5-Year Term Loan	100,000	100,000	1.3% [2]	5.6%	1/15/2027
5-Year Term Loan	100,000	100,000	1.3% [2]	5.8%	1/15/2028
$100M 7-Year Unsecured [3,4]	—	100,000	n/a	3.8%	7/14/2024
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [3]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [3]	100,000	100,000	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [3]	125,000	125,000	n/a	2.4%	8/17/2030
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	2.8%	7/15/2031
Total Unsecured Debt	757,000	775,000

Secured Debt:
280 Richards Street	72,879	—	n/a	3.9%	3/1/2028
Total Secured Debt	72,879	—
Total Unsecured and Secured Debt	829,879	775,000
Less: Unamortized fair value adjustment and debt issuance costs	(6,442)	(3,437)
Total	$823,437	$771,563
1Reflects the contractual interest rate under the terms of each loan as of December 31, 2024. Excludes the effects of unamortized debt issuance costs.
2The interest rates on these loans are comprised of the Secured Overnight Financing Rate (“SOFR”) plus a SOFR margin. The SOFR margins will range from 1.10% to 1.55% (1.10% as of December 31, 2024) for the revolving credit facility and 1.25% to 1.75% (1.25% as of December 31, 2024) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment.
3Collectively, the “Senior Unsecured Notes”.
4In July 2024, the Company repaid the $100.0 million tranche of its 7-year Senior Unsecured Notes using existing cash on hand. The notes bore interest at 3.8% and had an original maturity date of July 14, 2024.

On September 24, 2024, the Company entered into the Third Amendment to the Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) in order to, among other things, (i) increase the borrowing capacity of the revolving credit facility by $200.0 million to $600.0 million and (ii) extend the maturity date of the revolving credit facility from August 2025 to January 2029. The Amended Facility consists of a $600.0 million revolving credit facility that matures in January 2029, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of December 31, 2024, there were $82.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. As of December 31, 2023, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.

The aggregate amount of the Amended Facility may be increased by up to an additional $450.0 million to a maximum aggregate amount not to exceed $1.25 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $600.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of December 31, 2024) for the revolving credit facility and 1.25% to 1.75% (1.25% as of December 31, 2024) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of December 31, 2024 and 2023.
As of December 31, 2024, the Company had one mortgage loan payable totaling approximately $69.1 million, net of deferred financing costs of $0.2 million and unamortized fair value adjustment of approximately $3.6 million, which bore interest at a weighted average fixed annual rate of 3.9%. The mortgage loan payable is collateralized by one property, is non-recourse and requires monthly interest payments until it matures in March 2028. As of December 31, 2024 the total gross book value of the property securing the debt was approximately $179.3 million. As of December 31, 2023, the Company had no mortgage loans.
The scheduled principal payments of the Company’s debt as of December 31, 2024 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Mortgage Loan Payable	Total Debt
2025	$—	$—	$—	$—	$—
2026	—	—	50,000	—	50,000
2027	—	100,000	50,000	—	150,000
2028	—	100,000	100,000	72,879	272,879
2029	82,000	—	100,000	—	182,000
Thereafter	—	—	175,000	—	175,000
Subtotal	82,000	200,000	475,000	72,879	829,879
Unamortized fair value adjustment	—	—	—	(3,590)	(3,590)
Total Debt	82,000	200,000	475,000	69,289	826,289
Deferred financing costs, net	—	(620)	(2,047)	(185)	(2,852)
Total Debt, net	$82,000	$199,380	$472,953	$69,104	$823,437
Weighted average interest rate	5.4%	5.7%	3.0%	3.9%	4.0%
Note 7. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of December 31, 2024. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2025	$314,663
2026	284,612
2027	230,841
2028	176,657
2029	130,700
Thereafter	350,450
Total	$1,487,923
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

Financial Instruments Disclosed at Fair Value. As of December 31, 2024 and 2023, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s mortgage loan and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.
The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of December 31, 2024 and 2023 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
December 31, 2024	$773,456	$—	$773,456	$—	$823,437
December 31, 2023	$721,269	$—	$721,269	$—	$771,563
Note 9. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the "$500 Million ATM Program") pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million (approximately $438.3 million remaining as of December 31, 2024) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $500 Million ATM Program, the Company had two previous at-the-market equity offering programs (the "Previous $500 Million ATM Program" and the "$300 Million ATM Program"), which were substantially utilized as of August 27, 2024 and September 5, 2023, respectively, and are no longer active. Actual sales under the $500 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the year ended December 31, 2024, the Company issued an aggregate of 5,329,544 shares of common stock at a weighted average offering price of $66.62 per share under the $500 Million ATM Program and the Previous $500 Million ATM Program, resulting in net proceeds of approximately $349.9 million and paying total compensation to the applicable sales agents of approximately $5.1 million. During the year ended December 31, 2023, the Company issued an aggregate of 5,152,279 shares of common stock at a weighted average offering price of $61.15 per share under the Previous $500 Million ATM Program and the $300 Million ATM Program, resulting in net proceeds of approximately $310.5 million and paying total compensation to the applicable sales agents of approximately $4.6 million. During the year ended December 31, 2022, the Company issued an aggregate of 1,286,125 shares of common stock at a weighted average offering price of $61.31 per share under the $300 Million ATM Program, resulting in net proceeds of approximately $77.7 million, and paying total compensation to the applicable sales agents of approximately $1.1 million.
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

In connection with the Annual Meeting of Stockholders on May 7, 2024, the Company granted a total of 11,385 unrestricted shares of the Company's common stock to its independent directors under the 2019 Plan with a grant date fair value per share of $54.90. The grant date fair value of the common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.6 million in compensation costs for the year ended December 31, 2024 related to this issuance.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2026. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2024, the Company had not repurchased any shares of common stock pursuant to its share repurchase program.
The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the years ended December 31, 2024, 2023 and 2022, 0, 96,874 and 150,867 shares of common stock, respectively, were deposited into the Deferred Compensation Plan. During the years ended December 31, 2024, 2023 and 2022, 11,473, 5,876 and 8,929 shares of common stock, respectively, were withdrawn from the Deferred Compensation Plan.
As of December 31, 2024, there were 1,898,961 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2019 Plan, of which 367,561 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2024 ranged from $14.20 to $78.33. The fair value of the restricted stock that was granted during the year ended December 31, 2024 was approximately $8.8 million and the vesting period for the restricted stock is typically between three and five years. As of December 31, 2024, the Company had approximately $14.4 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.2 years. The Company recognized compensation costs of approximately $6.8 million, $6.3 million and $4.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the years ended December 31, 2024, 2023 and 2022:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2021	289,186	$55.90
Granted	136,903	66.35
Forfeited	(29,391)	59.69
Vested	(40,066)	56.06
Non-vested shares outstanding as of December 31, 2022	356,632	$59.58
Granted	132,574	61.58
Forfeited	(6,989)	66.95
Vested	(63,160)	53.64
Non-vested shares outstanding as of December 31, 2023	419,057	$60.99
Granted	138,380	63.48
Forfeited	(16,836)	66.98
Vested	(114,213)	55.39
Non-vested shares outstanding as of December 31, 2024	426,388	$63.06
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2024:

Non-vested Shares Vesting Schedule	Number of Shares
2025	97,728
2026	79,848
2027	104,572
2028	73,070
2029	71,170
Thereafter	—
Total Non-vested Shares	426,388
Long-Term Incentive Plan:
As of December 31, 2024, there were three open performance measurement periods for the Performance Share awards: January 1, 2022 to December 31, 2024, January 1, 2023 to December 31, 2025, and January 1, 2024 to December 31, 2026. During the year ended December 31, 2024, the Company did not issue any shares of common stock related to the Performance Share awards for the performance period from January 1, 2022 to December 31, 2024.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2019 and includes the forfeiture of certain of the Performance Share awards during 2024 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant [1]	Expense for the Year Ended December 31,
		2024	2023	2022
January 1, 2020 - December 31, 2022	$4,882	$—	$—	$1,168
January 1, 2021 - December 31, 2023	4,820	—	1,608	1,393
January 1, 2022 - December 31, 2024	5,618	1,744	1,928	1,929
January 1, 2023 - December 31, 2025	8,583	2,670	3,012	—
January 1, 2024 - December 31, 2026	9,261	3,070	—
Total	$33,164	$7,484	$6,548	$4,490
1     Reflects the fair value on date of grant for all performance shares outstanding at December 31, 2024.
Dividends:
The following tables set forth the cash dividends paid or payable per share during the years ended December 31, 2024 and 2023:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2024	Common Stock	$0.45	February 6, 2024	March 28, 2024	April 5, 2024
June 30, 2024	Common Stock	$0.45	May 7, 2024	June 28, 2024	July 12, 2024
September 30, 2024	Common Stock	$0.49	August 6, 2024	September 30, 2024	October 11, 2024
December 31, 2024	Common Stock	$0.49	November 5, 2024	December 13, 2024	January 7, 2025

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2023	Common Stock	$0.40	February 7, 2023	March 31, 2023	April 6, 2023
June 30, 2023	Common Stock	$0.40	May 2, 2023	June 30, 2023	July 14, 2023
September 30, 2023	Common Stock	$0.45	August 1, 2023	September 29, 2023	October 13, 2023
December 31, 2023	Common Stock	$0.45	October 31, 2023	December 15, 2023	January 5, 2024
Note 10. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the three months and years ended December 31, 2024, 2023, and 2022.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made 429,748, 393,059 and 322,866 of weighted average unvested restricted shares outstanding for the years ended December 31, 2024, 2023 and 2022, respectively.

Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 317,588, 202,071 and 88,373 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Contractual Commitments. As of February 4, 2025, the Company did not have any outstanding contracts or non-binding letters of intent to acquire industrial properties.
Note 12. Subsequent Events
On January 7, 2025, the Company sold one industrial property in Union City, CA, which was held for sale as of December 31, 2024, for a total sales price of approximately $16.9 million (net book value of approximately $6.3 million).
On January 16, 2025, the Company sold one industrial property in South San Francisco, CA for a total sales price of approximately $8.0 million (net book value of approximately $6.0 million).
On February 4, 2025, the Company’s board of directors declared a cash dividend in the amount of $0.49 per share of its common stock payable on April 4, 2025 to the stockholders of record as of the close of business on March 27, 2025.

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation
As of December 31, 2024
(in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2024
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Los Angeles
104th Street	1	Los Angeles, CA	$—	$3,701	$976	$175	$3,701	$1,151	$4,852	$215	2017	1951
5401 West 104th St	1	Los Angeles, CA	—	15,721	1,463	164	15,721	1,627	17,348	99	2022	1951
139th Street	—	Carson, CA	—	—	15,783	340	—	16,123	16,123	9,150	2017	1965/2003
630 Glasgow	1	Inglewood, CA	—	2,245	1,855	846	2,245	2,701	4,946	1,044	2011	1988
747 Glasgow	1	Inglewood, CA	—	1,759	1,555	475	1,759	2,030	3,789	765	2014	1981
1150 & 1250 W. Trenton Ave	2	Orange, CA	—	7,491	2,488	—	7,491	2,488	9,979	237	2021	1980 & 1971
13020 & 13030 Cerise	2	Hawthorne, CA	—	6,986	1,371	2,002	6,986	3,373	10,359	240	2021	1956 & 1958
13025 Cerise	1	Hawthorne, CA	—	6,864	1,330	103	6,864	1,433	8,297	125	2021	1955
1201 Foothill Boulevard	1	Azusa, CA	—	3,091	941	1	3,091	942	4,033	17	2024	1987
1335 Foothill Boulevard	1	Azusa, CA	—	3,368	2,774	139	3,368	2,913	6,281	46	2024	1987
1355-1365 Foothill Boulevard	1	Azusa, CA	—	5,145	2,729	151	5,145	2,880	8,025	47	2024	1987
16009-16019 Foothill Boulevard	1	Irwindale, CA	—	4,983	2,512	59	4,983	2,571	7,554	43	2024	1985
16033-16037 Foothill Boulevard	1	Irwindale, CA	—	4,075	2,567	59	4,075	2,626	6,701	44	2024	1985
16057-16059 Foothill Boulevard	1	Irwindale, CA	—	3,982	2,297	59	3,982	2,356	6,338	39	2024	1985
14611 Broadway	1	Gardena, CA	—	4,757	1,243	1,612	4,757	2,855	7,612	1,595	2013	1962
4857 W 147th St	1	Hawthorne, CA	—	6,185	8,817	846	6,185	9,663	15,848	31	2022	1967
3660 Fee Ana	—	Anaheim, CA	—	14,213	1,147	1,211	14,213	2,358	16,571	236	2022	1966/1993
19601 Hamilton	1	Torrance, CA	—	7,409	4,072	1,882	7,409	5,954	13,363	2,394	2011	1985
735-751 Todd Avenue	1	Azusa, CA	—	6,176	1,478	76	6,176	1,554	7,730	25	2024	1987
8320-8400 Isis Avenue	1	Los Angeles, CA	—	14,963	3,429	230	14,963	3,659	18,622	264	2022	1979
332 Hindry Avenue	1	Inglewood, CA	—	6,977	2,800	412	6,977	3,212	10,189	227	2022	1983
709 Hindry	1	Inglewood, CA	—	2,105	2,972	663	2,105	3,635	5,740	872	2016	1984
Acacia	1	Compton, CA	—	5,143	1,985	511	5,143	2,496	7,639	633	2017	1972
Anderson	5	Los Angeles, CA	—	17,095	1,271	5,330	17,095	6,601	23,696	1,009	2019	1912-1987
Aviation	—	Inglewood, CA	—	9,544	498	1,685	9,544	2,183	11,727	292	2020	2013
Ceres Ave	2	Los Angeles, CA	—	4,825	2,833	107	4,825	2,940	7,765	250	2021	2015
Dominguez	—	Los Angeles, CA	—	11,370	1,535	3,597	11,370	5,132	16,502	1,506	2017
3091 East Coronado St	—	Anaheim, CA	—	7,140	464	239	7,140	703	7,843	109	2022	2017
1

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2024
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Garfield	5	Commerce, CA	—	27,539	22,694	7,507	27,539	30,201	57,740	12,284	2012	2002
Gladwick	1	Rancho Dominguez, CA	—	11,636	5,998	341	11,636	6,339	17,975	932	2020	2009
Gramercy Place	1	Torrance, CA	—	4,846	1,503	455	4,846	1,958	6,804	270	2021	2015
Hawthorne	8	Hawthorne, CA	—	17,226	10,069	3,103	17,226	13,172	30,398	2,987	2017	1952/1986
Las Hermanas	1	Compton, CA	—	3,330	751	888	3,330	1,639	4,969	811	2014	1970
Lynwood	3	Lynwood, CA	—	43,885	—	—	43,885	—	43,885	—	2017	1988
McLaren	1	Irvine, CA	—	7,459	668	—	7,459	668	8,127	96	2020	1982
Manhattan Beach	1	Redondo Beach, CA	—	7,874	5,641	1,936	7,874	7,577	15,451	2,593	2012	1963/1970
Maple	—	Rancho Dominguez, CA	—	9,371	607	745	9,371	1,352	10,723	336	2020	1978
Maple II	—	Rancho Dominguez, CA	—	14,102	183	495	14,102	678	14,780	273	2021
Maple III	—	Rancho Dominguez, CA	—	24,728	1,637	2,016	24,728	3,653	28,381	4	2022
Porter	1	Los Angeles, CA	—	3,791	399	85	3,791	484	4,275	47	2020	1911 & 1968
San Pedro	—	Gardena, CA	—	7,598	1,523	360	7,598	1,883	9,481	305	2021
Santa Fe	2	Redondo Beach, CA	—	37,049	5,560	87	37,049	5,647	42,696	192	2023	1968
Shoemaker	—	Santa Fe Springs, CA	—	4,759	1,099	281	4,759	1,380	6,139	355	2018	1986/1997
Slauson	—	Santa Fe Springs, CA	—	4,679	697	972	4,679	1,669	6,348	362	2019	1967/1973
19500 South Alameda St	—	Rancho Dominguez, CA	—	30,176	2,364	292	30,176	2,656	32,832	201	2022	1982/1985
South Main	2	Carson, CA	—	16,371	7,045	17,452	16,371	24,497	40,868	9,464	2012/2014	2016
South Main III	1	Gardena, CA	—	11,521	12,467	1,079	11,521	13,546	25,067	2,942	2017	2016
Telegraph Springs	2	Santa Fe Springs, CA	—	7,063	7,236	747	7,063	7,983	15,046	1,873	2017	2007
Vermont	1	Torrance, CA	—	10,173	7,105	1,338	10,173	8,443	18,616	1,563	2018	1978
Walnut II	1	Compton, CA	—	6,097	5,069	986	6,097	6,055	12,152	1,366	2018	1969
New York City/Northern New Jersey
17 Madison	1	Fairfield, NJ	—	974	1,647	802	974	2,449	3,423	1,011	2013	1979
144-02 158th Street	1	Jamaica, Queens, NY	—	11,175	4,533	199	11,175	4,732	15,907	72	2024	1981
145-07 156th Street	1	Jamaica, Queens, NY	—	1,408	730	6	1,408	736	2,144	11	2024	1963
145-20 157th Street	1	Jamaica, Queens, NY	—	14,598	7,707	83	14,598	7,790	22,388	121	2024	1969
145-45 156th Street	1	Jamaica, Queens, NY	—	7,909	3,968	—	7,909	3,968	11,877	62	2024	1981
149-39 Guy R. Brewer Boulevard	1	Jamaica, Queens, NY	—	3,603	2,127	1	3,603	2,128	5,731	33	2024	1966
149-40 182nd Street	1	Jamaica, Queens, NY	—	4,066	1,450	10	4,066	1,460	5,526	23	2024	1989
154-09 146th Avenue	1	Jamaica, Queens, NY	—	9,478	1,782	19	9,478	1,801	11,279	29	2024	1994
156-15 146th Avenue	1	Jamaica, Queens, NY	—	1,675	226	93	1,675	319	1,994	7	2024	1983
179-02 150th Avenue	1	Jamaica, Queens, NY	—	17,837	8,625	9	17,837	8,634	26,471	135	2024	1970
179-15 149th Road	1	Jamaica, Queens, NY	—	3,894	1,382	1	3,894	1,383	5,277	22	2024	1969
182-09 149th Road	1	Jamaica, Queens, NY	—	10,350	4,042	30	10,350	4,072	14,422	64	2024	1982
182-17 150th Avenue	1	Jamaica, Queens, NY	—	25,274	2,841	275	25,274	3,116	28,390	48	2024	1984
2

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2024
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
181 Lombardy	1	Brooklyn, NY	—	9,124	2,986	435	9,124	3,421	12,545	64	2024	1940
195 Anderson Avenue	1	Moonachie, NJ	—	3,577	1,336	—	3,577	1,336	4,913	22	2024	1968
1C Terminal Way	1	Avenel, NJ	—	8,671	2,619	252	8,671	2,871	11,542	43	2024	1966
2AB Terminal Way	1	Avenel, NJ	—	11,778	10,531	17	11,778	10,548	22,326	168	2024	1970
2C Terminal Way	1	Avenel, NJ	—	6,466	5,208	10	6,466	5,218	11,684	83	2024	1966
22 Madison	1	Fairfield, NJ	—	1,365	1,607	1,209	1,365	2,816	4,181	799	2015	1979
280 Richards Street	1	Red Hook, Brooklyn, NY	72,879	86,446	79,653	—	86,446	79,653	166,099	83	2024	2021
48th 3rd and 286 Central	1	Kearny, NJ	—	12,061	1,664	1,768	12,061	3,432	15,493	529	2019	1978/1983
48-29 31st Pl	1	Long Island City, Queens, NY	—	5,750	1,946	81	5,750	2,027	7,777	2	2024	1965
49-15 Maspeth Ave	1	Maspeth, Queens, NY	—	42,560	7,258	—	42,560	7,258	49,818	7	2024	1966
4AB Engelhard	1	Avenel, NJ	—	13,164	8,894	16	13,164	8,910	22,074	142	2024	1966
8AB Engelhard	1	Avenel, NJ	—	11,688	10,763	900	11,688	11,663	23,351	181	2024	1966
9th Street	1	Long Island City, NY	—	18,410	5,116	5,271	18,410	10,387	28,797	734	2023	1939
49th Street	1	Queens, NY	—	21,674	2,999	1,435	21,674	4,434	26,108	1,423	2019	1966
50 Kero	2	Carlstadt, NJ	—	10,343	3,876	4,558	10,343	8,434	18,777	2,268	2017	1970
51 Kero	—	Carlstadt, NJ	—	3,236	589	619	3,236	1,208	4,444	111	2019	1956-1966
74th North Bergen	1	North Bergen, NJ	—	2,933	1,817	1,204	2,933	3,021	5,954	1,032	2016	1973
81 N. Hackensack	—	Kearny, NJ	—	25,901	—	1,263	25,901	1,263	27,164	465	2019
85 Doremus	—	Newark, NJ	—	5,918	513	26	5,918	539	6,457	122	2018
87 Doremus	—	Newark, NJ	—	21,595	550	764	21,595	1,314	22,909	68	2022	N/A
127 Doremus	—	Newark, NJ	—	12,111	430	520	12,111	950	13,061	127	2022	N/A
97 Third Street	—	Kearny, NJ	—	25,580	1,566	1,690	25,580	3,256	28,836	600	2021	1970
190 Morgan	1	Brooklyn, NY	—	4,363	249	1,137	4,363	1,386	5,749	246	2021	1969
341 Michele	1	Carlstadt, NJ	—	2,372	4,798	1,312	2,372	6,110	8,482	2,107	2013	1973
422 Frelinghuysen	—	Newark, NJ	—	7,682	—	3,136	7,682	3,136	10,818	977	2017
465 Meadow	1	Carlstadt, NJ	—	713	1,618	346	713	1,964	2,677	608	2013	1972
550 Delancy	1	Newark, NJ	—	9,230	4,855	2,400	9,230	7,255	16,485	2,837	2013	1987
620 Division	1	Elizabeth, NJ	—	6,491	3,568	7,746	6,491	11,314	17,805	4,664	2011	1980
629 Henry	1	Elizabeth, NJ	—	13,734	1,690	394	13,734	2,084	15,818	174	2022	2004
900 Hart	1	Piscataway, NJ	—	3,202	3,866	1,951	3,202	5,817	9,019	2,094	2014	1983
901 North	—	Elizabeth, NJ	—	8,035	913	1,100	8,035	2,013	10,048	872	2016	2016
228 North Ave	1	Elizabeth, NJ	—	40,671	5,218	1,683	40,671	6,901	47,572	884	2021	1975
256 Patterson Plank	1	Carlstadt, NJ	—	9,478	1,284	1,766	9,478	3,050	12,528	468	2021	1960
293 Roanoke Avenue	—	Newark, NJ	—	11,395	2,217	398	11,395	2,615	14,010	313	2022	N/A
Avenue A	4	Carlstadt, NJ	—	7,516	4,660	1,642	7,516	6,302	13,818	1,887	2017	1951/1957
Belleville	1	Kearny, NJ	—	12,845	18,041	1,847	12,845	19,888	32,733	6,984	2011	2006
3

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2024
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Commerce	1	Carlstadt, NJ	—	1,656	1,544	443	1,656	1,987	3,643	360	2018	1969
Dell	1	Carlstadt, NJ	—	6,641	771	888	6,641	1,659	8,300	642	2011	1972
Ethel	2	Piscataway, NJ	—	2,748	3,801	2,667	2,748	6,468	9,216	2,262	2013	1981/1984
Interstate	2	South Brunswick, NJ	—	13,686	12,135	13,923	13,686	26,058	39,744	10,105	2010/2013	1999/2014
JFK Airgate	4	Queens, NY	—	18,282	32,933	9,605	18,282	42,538	60,820	15,573	2013	1986/1991
Manor	1	East Rutherford, NJ	—	4,076	5,262	3,827	4,076	9,089	13,165	2,405	2015	1968
Morgan	2	Brooklyn, NY	—	71,051	10,888	7,320	71,051	18,208	89,259	3,508	2019	1960/1980 & 1967
New Dutch	1	Fairfield, NJ	—	4,773	2,004	—	4,773	2,004	6,777	551	2017	1976
Paterson Plank	1	Carlstadt, NJ	—	4,127	455	1,472	4,127	1,927	6,054	393	2016	1998
Stockton	—	Newark, NJ	—	12,327	1,282	536	12,327	1,818	14,145	843	2017
Terminal Way	2	Avenel, NJ	—	3,537	3,598	1,350	3,537	4,948	8,485	1,615	2014	1950/1968
Van Dyke	1	Red Hook, Brooklyn, NY	—	21,170	3,200	5,303	21,170	8,503	29,673	218	2023	1921
Whelan	1	East Rutherford, NJ	—	6,366	5,704	616	6,366	6,320	12,686	1,137	2019	2005
Wilson	1	Newark, NJ	—	2,016	484	1,001	2,016	1,485	3,501	609	2016	1970
Woodside	1	Queens, NY	—	23,987	3,796	4,107	23,987	7,903	31,890	2,056	2018	2018
San Francisco Bay Area
1200-1220 San Mateo Avenue	1	South San Francisco, CA	—	24,488	7,126	1,615	24,488	8,741	33,229	128	2024	1972
20th Street	1	Oakland, CA	—	18,092	6,730	2,011	18,092	8,741	26,833	1,600	2019	1970 & 2003
20269-20281 Mack Street	1	Hayward, CA	—	8,758	2,395	9	8,758	2,404	11,162	43	2024	1977
238/242 Lawrence	2	South San Francisco, CA	—	6,674	2,655	2,534	6,674	5,189	11,863	2,466	2010	1986
240 Littlefield	1	South San Francisco, CA	—	5,107	3,293	2,862	5,107	6,155	11,262	1,976	2013	2013
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	600	1,352	1,798	3,150	840	2010	1968
3528 Arden Road	1	Hayward, CA	—	15,272	10,100	26	15,272	10,126	25,398	168	2024	1999
631 Brennan	1	San Jose, CA	—	1,932	2,245	1,060	1,932	3,305	5,237	1,311	2012	1975
3660 Thomas Road	1	Santa Clara, CA	—	43,053	13,887	1,652	43,053	15,539	58,592	1,247	2022	1973
Ahern	2	Union City, CA	—	3,246	2,749	2,220	3,246	4,969	8,215	2,095	2010	1986
Berryessa	—	San Jose, CA	—	23,057	2,574	827	23,057	3,401	26,458	233	2021
Burroughs	3	San Leandro, CA	—	5,400	7,092	1,736	5,400	8,828	14,228	2,986	2014	1966
Caribbean	3	Sunnyvale, CA	—	17,483	14,493	4,359	17,483	18,852	36,335	6,689	2012	1980/1981
Carlton Court	1	South San Francisco, CA	—	2,036	1,475	854	2,036	2,329	4,365	790	2012	1981
Clawiter	1	Hayward, CA	—	5,964	1,159	189	5,964	1,348	7,312	427	2011	1967
East Gish	—	San Jose, CA	—	6,759	726	2	6,759	728	7,487	92	2021	1959
Edison	3	San Leandro, CA	—	14,797	2,806	3,386	14,797	6,192	20,989	766	2021	1975
Foley Street	2	Hayward, CA	—	5,023	3,281	677	5,023	3,958	8,981	451	2021	1976 & 1972
4

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2024
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Hotchkiss	1	Fremont, CA	—	4,163	3,152	1,259	4,163	4,411	8,574	792	2017	1997
Hotchkiss II	1	Fremont, CA	—	3,042	3,081	586	3,042	3,667	6,709	694	2018	1997
Merced	4	San Leandro, CA	—	25,621	9,318	7,597	25,621	16,915	42,536	3,177	2018	1958
Michele	1	South San Francisco, CA	—	2,710	2,540	792	2,710	3,332	6,042	812	2016	1979
Minnesota and Tennessee	2	San Francisco, CA	—	34,738	13,141	3,872	34,738	17,013	51,751	2,440	2019	1963
Morton	4	Newark, CA	—	65,640	115,039	514	65,640	115,553	181,193	5,412	2023	2020
Old Bayshore	—	San Jose, CA	—	10,244	1,609	415	10,244	2,024	12,268	353	2020	1955
San Clemente	1	Hayward, CA	—	5,126	3,938	1,186	5,126	5,124	10,250	883	2018	1982
Teagarden	5	San Leandro, CA	—	19,172	15,221	733	19,172	15,954	35,126	1,153	2022	1970/1972
Starlite	1	South San Francisco, CA	—	3,738	144	2,373	3,738	2,517	6,255	238	2020	1966 & 1972
West 140th	2	San Leandro, CA	—	9,578	6,297	4,572	9,578	10,869	20,447	2,699	2016	1959
Whitney	3	San Leandro, CA	—	13,821	9,016	2,723	13,821	11,739	25,560	2,541	2018	1974
Wicks	1	San Leandro, CA	—	2,224	298	114	2,224	412	2,636	104	2018	1976
Central Pacific Business Park I	1	Union City, CA	—	6,629	11,088	1,790	6,629	12,878	19,507	3,913	2014	1989
Central Pacific Business Park II	4	Union City, CA	—	13,642	23,658	7,980	13,642	31,638	45,280	10,852	2015	2015
Seattle
1st Ave	2	Seattle, WA	—	29,441	30,537	8,942	29,441	39,479	68,920	5,497	2018	1937 & 1967
13045 SE 32nd Street	1	Bellevue, WA	—	5,982	536	886	5,982	1,422	7,404	51	2024	1979
33rd Place	2	Bellevue, WA	—	10,655	3,930	144	10,655	4,074	14,729	355	2022	1968-2009
6th Ave South	1	Seattle, WA	—	7,215	8,670	480	7,215	9,150	16,365	1,446	2020	1960
68th Kent	2	Kent, WA	—	7,465	2,263	210	7,465	2,473	9,938	261	2021	1976
84th Kent	—	Kent, WA	—	4,552	136	310	4,552	446	4,998	187	2020	1963 & 2000
117th Place NE	1	Kirkland, WA	—	23,846	9,842	1,329	23,846	11,171	35,017	1,226	2021	1978
917 Valley	1	Puyallup, WA	—	2,203	4,551	373	2,203	4,924	7,127	787	2019	2006
3401 Lind	1	Renton, WA	—	2,999	6,707	1,451	2,999	8,158	11,157	2,386	2014	1984/2012
4225 2nd Avenue	1	Seattle, WA	—	4,236	4,049	2,283	4,236	6,332	10,568	1,877	2015	1957
4930 3rd Avenue South	1	Seattle, WA	—	3,984	2,424	1,202	3,984	3,626	7,610	1,098	2016	1964
12119 East Marginal	—	Tukwila, WA	—	4,950	1,740	—	4,950	1,740	6,690	198	2020	1996
17600 West Valley Highway	1	Tukwila, WA	—	3,361	5,260	1,916	3,361	7,176	10,537	2,925	2012	1986
Auburn 400	1	Auburn, WA	—	4,415	5,234	1,194	4,415	6,428	10,843	1,084	2019	2000
Auburn 1307	1	Auburn, WA	—	4,253	5,034	743	4,253	5,777	10,030	1,859	2014	2002
Dawson	1	Seattle, WA	—	3,902	278	654	3,902	932	4,834	330	2017	1964
East Valley	1	Renton, WA	—	2,693	2,959	381	2,693	3,340	6,033	621	2018	1991
East Marginal	—	Renton, WA	—	2,618	380	198	2,618	578	3,196	170	2019	1991
Hudson	1	Seattle, WA	—	4,471	912	323	4,471	1,235	5,706	204	2020	2006
5

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2024
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Kent 188	1	Kent, WA	—	3,251	4,719	3,065	3,251	7,784	11,035	2,970	2010	1979
Kent 190	1	Kent, WA	—	4,560	5,561	1,522	4,560	7,083	11,643	2,099	2015	1992/1999
Kent 192	1	Kent, WA	—	12,752	20,642	533	12,752	21,175	33,927	3,290	2020
Kent 202	1	Kent, WA	—	5,761	9,114	4,528	5,761	13,642	19,403	4,190	2015	1981
Kent 216	1	Kent, WA	—	3,672	5,408	1,145	3,672	6,553	10,225	2,198	2014	1996
Kent Corporate Park	4	Kent, WA	—	5,032	6,916	2,677	5,032	9,593	14,625	3,493	2015	1980/1981
Lucile	1	Seattle, WA	—	4,498	3,504	1,738	4,498	5,242	9,740	1,544	2017	1976
Lund	1	Auburn, WA	—	2,573	4,399	596	2,573	4,995	7,568	1,250	2016	1999
Occidental Avenue	3	Seattle, WA	—	12,550	3,300	1,261	12,550	4,561	17,111	556	2021	1988
Olympic	1	Tukwila, WA	—	1,499	1,431	742	1,499	2,173	3,672	924	2015	1978
MLK 9801	—	Seattle, WA	—	14,388	1,360	429	14,388	1,789	16,177	140	2021
MLK 9845	—	Seattle, WA	—	14,436	531	95	14,436	626	15,062	120	2021
MLK 9600	—	Seattle, WA	—	20,849	1,395	812	20,849	2,207	23,056	722	2021	1957
NE 91st	2	Redmond, WA	—	7,944	1,866	—	7,944	1,866	9,810	133	2022	1986/1987
SeaTac 8th Avenue	1	Burien, WA	—	2,501	4,020	2,339	2,501	6,359	8,860	2,364	2013	1988
SE 32nd Street	1	Bellevue, WA	—	9,059	2,081	1,549	9,059	3,630	12,689	910	2020	1982
SW 16th Street	—	Renton, WA	—	6,251	2,001	1,307	6,251	3,308	9,559	216	2021	1962
SW 34th	1	Renton, WA	—	2,912	3,289	540	2,912	3,829	6,741	1,350	2014	1996/2010
Valley Corporate	2	Kent, WA	—	5,264	9,096	3,095	5,264	12,191	17,455	4,948	2011	1987
Woodinville	1	Woodinville, WA	—	12,490	12,244	2	12,490	12,246	24,736	1,010	2021	1996
Woodinville II	2	Woodinville, WA	—	20,941	12,949	182	20,941	13,131	34,072	1,029	2021	1999
Willows	—	Redmond, WA	—	3,067	581	179	3,067	760	3,827	81	2021	1970
8660 Willows Road	—	Redmond, WA	—	18,034	2,180	1,422	18,034	3,602	21,636	337	2022	1987
Miami
26th Street	1	Miami, FL	—	3,444	4,558	1,272	3,444	5,830	9,274	2,066	2012	1973
48th Avenue	2	Miami Gardens, FL	—	4,322	2,187	1,053	4,322	3,240	7,562	1,039	2011	1987
70th Avenue	1	Miami, FL	—	1,434	2,333	469	1,434	2,802	4,236	1,030	2011	1999
70th Avenue II	1	Miami, FL	—	2,152	3,418	1,025	2,152	4,443	6,595	1,181	2016	1969
70th Avenue III	1	Miami, FL	—	2,543	3,167	848	2,543	4,015	6,558	1,005	2016	1974
70th Avenue IV	1	Miami, FL	—	1,119	1,456	727	1,119	2,183	3,302	492	2017	1969
70th Avenue V	1	Miami, FL	—	5,036	3,419	2,431	5,036	5,850	10,886	1,084	2017	1974
73rd Street	2	Miami, FL	—	6,130	13,932	493	6,130	14,425	20,555	1,159	2021	2022
74th Avenue	1	Miami, FL	—	2,327	3,538	965	2,327	4,503	6,830	1,219	2016	1986
81st Street	2	Medley, FL	—	2,938	5,242	2,077	2,938	7,319	10,257	2,400	2015	1996/2003
94th Avenue	1	Doral, FL	—	3,000	3,580	3,072	3,000	6,652	9,652	984	2017	1989
107th Avenue	1	Medley, FL	—	2,787	2,036	933	2,787	2,969	5,756	1,224	2013	2001
101st Road	1	Medley, FL	—	2,647	3,258	1,074	2,647	4,332	6,979	1,642	2013	2012
6

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2024
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
131st Street	1	Medley, FL	—	2,903	5,729	1,408	2,903	7,137	10,040	2,176	2014	1999
7045 NW 46th St	1	Miami, FL	—	2,517	2,261	210	2,517	2,471	4,988	193	2022	1986
8050 NW 90th St	—	Medley, FL	—	18,612	2,067	3,478	18,612	5,545	24,157	549	2022	N/A
12950 SW South River	1	Medley, FL	—	1,971	4,029	840	1,971	4,869	6,840	1,264	2016	2000
Americas Gateway	5	Doral, FL	—	9,088	9,552	5,529	9,088	15,081	24,169	5,796	2013	1978/1982
Americas Gateway 5	1	Doral, FL	—	2,064	4,326	355	2,064	4,681	6,745	445	2013	2022
Countyline #24 & #25	2	Hialeah, FL	—	15,552	27,898	6,636	15,552	34,534	50,086	4,464	2021	2021 & 2021
Countyline #26	1	Hialeah, FL	—	11,826	24,407	4,958	11,826	29,365	41,191	3,388	2021	2021
Countyline #27 & #28	2	Hialeah, FL	—	18,595	49,052	9,847	18,595	58,899	77,494	6,764	2021	2021 & 2021
Countyline #29 & #30	2	Hialeah, FL	—	19,370	52,925	6,530	19,370	59,455	78,825	4,526	2022	2022
Countyline 31	1	Hialeah, FL	—	13,425	28,576	870	13,425	29,446	42,871	145	2023	2024
Countyline 38	1	Hialeah, FL	—	36,898	67,304	—	36,898	67,304	104,202	1,623	2023	2024
Countyline 39	1	Hialeah, FL	—	14,647	29,337	—	14,647	29,337	43,984	316	2023	2024
Countyline 40	1	Hialeah, FL	—	12,151	28,265	—	12,151	28,265	40,416	650	2023	2024
Countyline 41	1	Hialeah, FL	—	14,044	31,261	469	14,044	31,730	45,774	1,118	2023	2023
Doral Air Logistics Center	3	Doral, FL	—	70,197	117,640	—	70,197	117,640	187,837	124	2024	2022
Miami International Trade Center	4	Medley, FL	—	5,063	10,958	3,671	5,063	14,629	19,692	3,942	2015	1996
Washington, D.C.
25th Place NE	1	Washington, D.C.	—	7,845	4,932	336	7,845	5,268	13,113	210	2023	2023
75th Ave	5	Landover, MD	—	10,658	18,615	6,766	10,658	25,381	36,039	7,832	2014	1987/1990
2920 V Street	1	Washington, D.C.	—	2,248	1,670	1,600	2,248	3,270	5,518	775	2017	1958
3000 V Street NE	1	Washington, D.C.	—	5,171	2,745	594	5,171	3,339	8,510	27	2024	1960
3601 Pennsy	1	Landover, MD	—	2,331	4,375	1,757	2,331	6,132	8,463	2,300	2013	1996
4230 Forbes	1	Lanham, MD	—	1,736	2,395	1,387	1,736	3,782	5,518	1,223	2013	2003
4501 46th Street	—	Bladensburg, MD	—	9,576	1,984	1,029	9,576	3,013	12,589	252	2021	1955
Business Parkway	1	Lanham, MD	—	3,038	3,007	210	3,038	3,217	6,255	726	2016	2002
Eisenhower	3	Alexandria, VA	—	36,755	23,768	2,506	36,755	26,274	63,029	2,241	2021	1974
Fleet	4	Alexandria, VA	—	52,000	29,858	383	52,000	30,241	82,241	576	2024	1977
Hampton Overlook	3	Capitol Heights, MD	—	4,602	7,521	2,579	4,602	10,100	14,702	2,585	2016	1989/1990
Pickett	1	Alexandria, VA	—	6,256	2,850	702	6,256	3,552	9,808	429	2021	1963
Tuxedo	—	Hyattsville, MD	—	6,867	1,266	1,104	6,867	2,370	9,237	280	2021	1962
7

							Initial Cost to Company				Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2024
Property Name	No. of Bldgs.		Location		Encumbrances		Land		Buildings & Improvements				Land		Buildings & Improvements		Total		Accumulated Depreciation	Year Acquired	Year Constructed
V Street	6		Washington, D.C.		—		67,132		41,299		20,732		67,132		62,031		129,163		19,719	2015	1955/1963
Subtotal	298				72,879		2,586,471		1,720,864		386,448		2,586,471		2,107,312		4,693,783		350,903
Unamortized fair value adjustment					(3,590)
Unamortized net deferred financing costs					(185)
Intangible assets																	208,475		115,650
Total	298	—		—	$69,104	—	$2,586,471	—	$1,720,864	—	$386,448	—	$2,586,471	—	$2,107,312	—	$4,902,258	—	$466,553

Assets held for sale	1				—		2,467		4,527		721		2,467		5,248		7,715		1,457
8

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation – (Continued)
As of December 31, 2024
(in thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Investment in Properties
Balance at beginning of year	$4,047,840	$3,398,774
Acquisition of properties	937,908	512,531
Disposition of properties	(31,755)	(43,854)
Construction in progress	129,564	139,974
Properties held for sale	(7,715)	—
Improvements, net of write-offs	46,068	40,415
Balance at end of year	$5,121,910	$4,047,840

	2024	2023
Accumulated Depreciation
Balance at beginning of year	$384,480	$323,631
Amortization of lease intangible assets	20,368	15,008
Depreciation expense	71,704	56,765
Accumulated depreciation on properties held for sale	(1,457)	—
Disposition of properties and write-offs	(8,542)	(10,924)
Balance at end of year	$466,553	$384,480

9

Exhibit Index

Exhibit Number	Exhibit Description

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

10

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

10.17
Third Amendment, dated as of September 24, 2024, to the Sixth Amended and Restated Senior Credit Agreement, among Terreno Realty LLC, as “Borrower”, KeyBank National Association, both individually as a “Lender” and as “Administrative Agent”, KeyBanc Capital Markets, PNC Capital Markets LLC, Regions Capital Markets, U.S. Bank National Association, The Huntington National Bank and Citizens National Bank, N.A., as joint lead arrangers for the Revolving Loans, PNC Bank, National Association, Regions Bank, U.S. Bank National Association, The Huntington National Bank and Citizens National Bank, N.A., as co-syndication agents for the Revolving Loans, KeyBanc Capital Markets, PNC Capital Markets LLC, Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers for the Term A Loans, PNC Bank, National Association, Regions Bank and U.S. Bank National Association, as co-syndication agents for the Term A Loans, KeyBanc Capital Markets, PNC Capital Markets LLC and Regions Capital Markets, as joint lead arrangers for the Term B Loans, PNC Bank, National Association and Regions Bank as co-syndication agents for the Term B Loans, and the several banks, financial institutions and other entities which may from time to time become parties as additional “Lenders” (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 30, 2024 and incorporated herein by reference).

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

11

19*	Terreno Realty Corporation Insider Trading Policy, including Special Trading Procedures for Insiders.

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated February 5, 2025.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated February 5, 2025.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated February 5, 2025.

32.1**	18 U.S.C. § 1350 Certification dated February 5, 2025.

32.2**	18 U.S.C. § 1350 Certification dated February 5, 2025.

32.3**	18 U.S.C. § 1350 Certification dated February 5, 2025.

97	Terreno Realty Corporation Compensation Recovery Policy (previously filed as Exhibit 97 to the Registrant's Annual Report on Form 10-K on February 7, 2024 and incorporated herein by reference).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.
+    Exhibit is a management contract or compensatory plan or arrangement.
12

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on February 5, 2025.

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

Signature	Title	Date

/s/ W. Blake Baird	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2025
W. Blake Baird

/s/ Michael A. Coke	President and Director	February 5, 2025
Michael A. Coke

/s/ Jaime J. Cannon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 5, 2025
Jaime J. Cannon

/s/ Gary N. Boston	Director	February 5, 2025
Gary N. Boston

/s/ LeRoy E. Carlson	Director	February 5, 2025
LeRoy E. Carlson

/s/ Constance von Muehlen	Director	February 5, 2025
Constance von Muehlen

/s/ Irene H. Oh	Director	February 5, 2025
Irene H. Oh

/s/ Douglas M. Pasquale	Director	February 5, 2025
Douglas M. Pasquale

/s/ Dennis Polk	Director	February 5, 2025
Dennis Polk

2