Form 10-Q
period 2025-06-30
Terreno Realty Corp
filed 2025-08-06
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 103,301,591 shares of its common stock, $0.01 par value per share, outstanding as of August 4, 2025.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Investments in real estate
Land	$2,619,297	$2,586,471
Buildings and improvements	2,093,987	2,107,312
Construction in progress	247,480	219,652
Intangible assets	213,461	208,475
Total investments in properties	5,174,225	5,121,910
Accumulated depreciation and amortization	(483,273)	(466,553)
Net investments in properties	4,690,952	4,655,357
Properties held for sale, net	61,525	6,258
Net investments in real estate	4,752,477	4,661,615
Cash and cash equivalents	128,368	18,070
Restricted cash	467	282
Other assets, net	100,899	90,189
Total assets	$4,982,211	$4,770,156
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$82,000
Term loans payable, net	199,498	199,380
Senior unsecured notes, net	473,187	472,953
Mortgage loan payable, net	69,701	69,104
Security deposits	40,123	39,758
Intangible liabilities, net	132,651	116,542
Dividends payable	50,629	48,871
Accounts payable and other liabilities	73,434	79,216
Total liabilities	1,039,223	1,107,824
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 102,799,526 and 99,238,003 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	1,030	994
Additional paid-in capital	3,839,743	3,597,148
Common stock held in deferred compensation plan: 533,423 and 497,190 shares at June 30, 2025 and December 31, 2024, respectively.	(33,217)	(31,097)
Retained earnings	135,432	95,287
Total stockholders’ equity	3,942,988	3,662,332
Total liabilities and equity	$4,982,211	$4,770,156
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Rental revenues and tenant expense reimbursements	$112,234	$94,247	$222,654	$179,277
Total revenues	112,234	94,247	222,654	179,277
COSTS AND EXPENSES
Property operating expenses	27,908	23,772	56,675	44,662
Depreciation and amortization	28,024	23,012	54,953	43,951
General and administrative	12,350	10,543	24,084	21,053
Acquisition costs and other	229	36	231	36
Total costs and expenses	68,511	57,363	135,943	109,702
OTHER INCOME (EXPENSE)
Interest and other income	1,944	4,332	3,167	7,225
Interest expense, including amortization	(7,037)	(5,520)	(14,964)	(10,760)
Gain on sales of real estate investments	54,643	—	66,485	5,715
Total other income (expense)	49,550	(1,188)	54,688	2,180
Net income	93,273	35,696	141,399	71,755
Allocation to participating securities	(396)	(156)	(604)	(310)
Net income available to common stockholders	$92,877	$35,540	$140,795	$71,445
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.90	$0.37	$1.38	$0.77
Net income available to common stockholders - diluted	$0.90	$0.37	$1.38	$0.77
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	102,888,326	96,289,755	101,833,931	92,581,813
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	103,012,111	96,406,139	102,063,801	92,950,015
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)

Six months ended June 30, 2025:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2024	99,238,003	$994	$3,597,148	497,190	$(31,097)	$95,287	$3,662,332
Net income	—	—	—	—	—	48,126	48,126
Issuance of common stock, net of issuance costs of $4,041	3,547,563	36	233,346	—	—	—	233,382
Common shares acquired related to employee awards	(23,185)	—	(1,942)	—	—	—	(1,942)
Issuance of restricted stock	64,466	—	—	—	—	—	—
Stock-based compensation	—	—	4,252	—	—	—	4,252
Common stock dividends ($0.49 per share)	—	—	—	—	—	(50,625)	(50,625)
Deposits to deferred compensation plan	(36,233)	—	2,120	36,233	(2,120)	—	—
Balance as of March 31, 2025	102,790,614	1,030	3,834,924	533,423	(33,217)	92,788	$3,895,525
Net income	—	—	—	—	—	93,273	93,273
Issuance of common stock, net of issuance costs of $0	14,195	—	—	—	—	—	—
Forfeiture of common stock related to employee awards	(5,713)	—	—	—	—	—	—
Common shares acquired related to employee awards	(1,347)	—	(51)	—	—	—	(51)
Issuance of restricted stock	1,777	—	—	—	—	—	—
Stock-based compensation	—	—	4,870	—	—	—	4,870
Common stock dividends ($0.49 per share)	—	—	—	—	—	(50,629)	(50,629)
Balance as of June 30, 2025	102,799,526	$1,030	$3,839,743	533,423	$(33,217)	$135,432	3,942,988

Six months ended June 30, 2024:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2023	87,487,098	$876	$2,849,961	508,663	$(31,788)	$95,578	$2,914,627
Net income	—	—	—	—	—	36,059	36,059
Issuance of common stock, net of issuance costs of $3,226	8,678,278	87	534,955	—	—	—	535,042
Forfeiture of common stock related to employee awards	(9,324)	—	—	—	—	—	—
Common shares acquired related to employee awards	(14,517)	—	(983)	—	—	—	(983)
Issuance of restricted stock	53,904	—	—	—	—	—	—
Stock-based compensation	—	—	3,356	—	—	—	3,356
Common stock dividends ($0.45 per share)	—	—	—	—	—	(43,517)	(43,517)
Balance as of March 31, 2024	96,195,439	963	3,387,289	508,663	(31,788)	88,120	$3,444,584
Net income	—	—	—	—	—	35,696	35,696
Issuance of common stock, net of issuance costs of $0	11,385	1	—	—	—	—	1
Forfeiture of common stock related to employee awards	(7,013)	—	—	—	—	—	—
Common shares acquired related to employee awards	(874)	—	(55)	—	—	—	(55)
Issuance of restricted stock	13,306	—	—	—	—	—	—
Stock-based compensation	—	—	3,988	—	—	—	3,988
Common stock dividends ($0.45 per share)	—	—	—	—	—	(43,529)	(43,529)
Balance as of June 30, 2024	96,212,243	$964	3,391,222	508,663	$(31,788)	$80,287	3,440,685
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$141,399	$71,755
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(7,616)	(3,404)
Amortization of lease intangibles	(10,342)	(7,808)
Depreciation and amortization	54,953	43,951
Gain on sales of real estate investments	(66,485)	(5,715)
Deferred financing cost and mortgage fair value adjustment amortization	1,699	774
Stock-based compensation	9,122	7,344
Changes in assets and liabilities
Other assets	(5,570)	(4,747)
Accounts payable and other liabilities	4,907	9,219
Net cash provided by operating activities	122,067	111,369
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(126,073)	(468,934)
Proceeds from sales of real estate investments, net	135,656	10,172
Additions to construction in progress	(42,737)	(71,526)
Additions to buildings, improvements and leasing costs	(28,921)	(16,834)
Net cash used in investing activities	(62,075)	(547,122)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	237,423	538,268
Issuance costs on issuance of common stock	(3,443)	(2,693)
Repurchase of common stock related to employee awards	(1,993)	(1,038)
Borrowings on credit facility	50,000	—
Payments on credit facility	(132,000)	—
Dividends paid to common stockholders	(99,496)	(82,570)
Net cash provided by financing activities	50,491	451,967
Net increase in cash and cash equivalents and restricted cash	110,483	16,214
Cash and cash equivalents and restricted cash at beginning of period	18,352	166,236
Cash and cash equivalents and restricted cash at end of period	$128,835	$182,450
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$12,141	$14,910
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	24,826	34,324
Non-cash issuance of common stock to the deferred compensation plan	(2,120)	—
Lease liability arising from recognition of right-of-use asset	—	2,264
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$152,781	$491,499
Assumption of other assets and liabilities	(26,708)	(22,565)
Net cash paid for property acquisitions	$126,073	$468,934

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of June 30, 2025, the Company owned 297 buildings (including three properties consisting of eight buildings and one improved land parcel held for sale) aggregating approximately 18.9 million square feet, 47 improved land parcels consisting of approximately 150.6 acres, six properties under development or redevelopment and approximately 22.4 acres of land for future development.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three or six months ended June 30, 2025 or 2024.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $5.3 million and $4.5 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $10.3 million and $7.8 million for the six months ended June 30, 2025 and 2024, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of June 30, 2025 was 8.0 years. As of June 30, 2025 and December 31, 2024, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	June 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$211,451	$(121,581)	$89,870	$203,386	$(111,927)	$91,459
Above-market leases	4,652	(3,550)	1,102	5,089	(3,723)	1,366
Below-market leases	(212,127)	79,476	(132,651)	(185,995)	69,453	(116,542)
Total	$3,976	$(45,655)	$(41,679)	$22,480	$(46,197)	$(23,717)

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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024
Beginning
Cash and cash equivalents at beginning of period	$18,070	$165,400
Restricted cash	282	836
Cash and cash equivalents and restricted cash	18,352	166,236
Ending
Cash and cash equivalents at end of period	128,368	181,989
Restricted cash	467	461
Cash and cash equivalents and restricted cash	128,835	182,450
Net increase in cash and cash equivalents and restricted cash	$110,483	$16,214
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

As of June 30, 2025 and December 31, 2024, approximately $68.6 million and $62.9 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $5.8 million and $3.4 million as of June 30, 2025 and December 31, 2024, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of deferred financing costs and net of accumulated amortization in the aggregate of approximately $16.3 million and $15.2 million as of June 30, 2025 and December 31, 2024, respectively.
Mortgage Fair Value Adjustment. Mortgage fair value adjustment represents the excess of the principal debt assumed over the fair value of debt assumed in connection with property acquisitions. The adjustment is being amortized to interest expense over the term of the related debt instrument using the effective interest method. The net unamortized fair value mortgage adjustment as of June 30, 2025 and December 31, 2024 was approximately $3.0 million and $3.6 million, respectively, and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
Income Taxes. The Company elected to be taxed as a REIT under the Code and operates as such beginning with its taxable year ended December 31, 2010. In addition, certain properties are held indirectly through subsidiaries that intend to qualify as REITs for federal income tax purposes. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If it fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants it relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of June 30, 2025 and December 31, 2024, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of June 30, 2025, include years 2021 to 2024 for federal purposes.
Stock-Based Compensation and Other Long-Term Incentive Compensation. The Company follows the provisions of ASC 718, Compensation-Stock Compensation, to account for its stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. The Company’s 2025 Equity Incentive Plan (the “2025 Plan”) provides, and the 2019 Equity Incentive Plan (the “2019 Plan”) previously provided for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as a general and administrative expense in the accompanying consolidated statements of operations and measured at the fair value of the award on the date of grant. The Company estimates the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award.
In addition, the Company has awarded long-term incentive target awards (the “Performance Share awards”) under its Amended and Restated Long-Term Incentive Plan (the “LTIP”) to its executives that may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period, which is generally three years. The amount that may be earned is variable depending on the relative total shareholder return of the Company’s common stock as compared to the total shareholder return of the MSCI U.S. REIT Index (RMS) and the FTSE Nareit Equity Industrial Index over the pre-established performance measurement period. Under the LTIP, each participant’s Performance Share award granted will be expressed as a number of shares of common stock and settled in shares of common stock. The grant date fair value of the

Performance Share awards will be determined using a Monte Carlo simulation model on the date of grant and recognized on a straight-line basis over the performance period.
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
As of June 30, 2025, the Company owned 67 buildings aggregating approximately 3.9 million square feet and 13 improved land parcels consisting of approximately 62.3 acres located in New York City/Northern New Jersey, which accounted for a combined percentage of approximately 29.1% of its annualized base rent. Such annualized base rent is based on contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements as of June 30, 2025, multiplied by 12.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of June 30, 2025.
Note 4. Investments in Real Estate

During both the three and six months ended June 30, 2025, the Company acquired six industrial properties with a total initial investment, including acquisition costs, of approximately $152.8 million, of which $119.7 million was recorded to land, $24.9 million to buildings and improvements, and $8.2 million to intangible assets. Additionally, the Company assumed $26.9 million in liabilities. Redevelopment of one property commenced upon acquisition with a total expected investment of approximately $40.2 million.
The Company recorded revenues and net income for both the three and six months ended June 30, 2025 of approximately $0.5 million and $0.2 million, respectively, related to the 2025 acquisitions.
During the three months ended June 30, 2024, the Company acquired one industrial property and one portfolio of industrial properties, with a total initial investment, including acquisition costs, of approximately $472.8 million, of which $297.9 million was recorded to land, $143.5 million to buildings and improvements, and $31.4 million to intangible assets. Additionally, the Company assumed $22.4 million in liabilities.
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
As of June 30, 2025, the Company had six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 0.9 million square feet. Additionally, the Company owned approximately 22.4 acres of land for future development that, upon completion, will consist of two buildings aggregating approximately 0.4 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment and the land for future development as of June 30, 2025:

Property Name	Location	Total Expected Investment (in thousands) [1]	Estimated Post-Development Square Feet
Properties under development or redevelopment:
Countyline Phase IV [2]
Countyline Building 32	Hialeah, FL	$43,400	164,300
Countyline Building 33	Hialeah, FL	39,900	158,000
Countyline Building 34	Hialeah, FL	56,000	219,900
Paterson Plank III	Carlstadt, NJ	35,200	47,300
27th Street	Queens, NY	40,200	47,500
139th Street [3]	Gardena, CA	104,600	223,500
Total		$319,300	860,500

Land for future development:
Countyline Phase IV [2]
Countyline Phase IV Land	Hialeah, FL	$117,100	433,200
Total		$117,100	433,200
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
During the first quarter of 2025, the Company completed the redevelopment of one property. The following table summarizes certain information with respect to the redevelopment property completed during the six months ended June 30, 2025:

Property Name	Location	Total Expected Investment (in thousands) [1]	Post-Development Square Feet	Completion Quarter
East Garry Avenue	Santa Ana, CA	$41,300	91,500	Q1 2025
1Total investment for the property includes the initial purchase price, buyer’s due diligence and closing costs, redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
The Company capitalized interest associated with development, redevelopment, renovation or expansion activities of approximately $1.1 million and $2.8 million during the three months ended June 30, 2025 and 2024, respectively, and approximately $2.4 million and $5.9 million during the six months ended June 30, 2025 and 2024, respectively.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of June 30, 2025, the Company had three properties held for sale. These properties included one improved land parcel located in the Seattle market (net book value of approximately $6.7 million and net liabilities of approximately $0.2 million), which sold on July 28, 2025 for a sales price of approximately $9.5 million, one property consisting of six buildings located in the Miami market (net book value of approximately $24.5 million and net liabilities of approximately $1.3 million), which sold on July 28, 2025 for a sales price of approximately $82.3 million, and one property consisting of two buildings located in the New York City/Northern New Jersey market (net book value of approximately $30.3 million and net liabilities of approximately $0.2 million).
The following table summarizes the properties sold by the Company during the six months ended June 30, 2025 (dollars in thousands):

Market	Number of Properties	Total Sales Price	Total Gain
Los Angeles	1	$97,000	$49,523
San Francisco Bay Area	2	24,880	11,842
Seattle	1	17,500	5,120
Total	4	$139,380	$66,485
The following table summarizes the properties sold by the Company during the six months ended June 30, 2024 (dollars in thousands):

Market	Number of Properties	Total Sales Price	Total Gain
Seattle	1	$11,000	$5,715
Note 6. Debt
The following table summarizes the components of the Company’s indebtedness as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024	Margin Above SOFR	Interest Rate [1]	Contractual Maturity Date
Unsecured Debt:
Credit Facility	$—	$82,000	1.1% [2]	n/a	1/15/2029
5-Year Term Loan	100,000	100,000	1.3% [2]	5.6%	1/15/2027
5-Year Term Loan	100,000	100,000	1.3% [2]	5.6%	1/15/2028
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [3]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [3]	100,000	100,000	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [3]	125,000	125,000	n/a	2.4%	8/17/2030
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	2.8%	7/15/2031
Total Unsecured Debt	675,000	757,000

Secured Debt:
280 Richards Street	72,879	72,879	n/a	3.9%	3/1/2028
Total Secured Debt	72,879	72,879
Total Unsecured and Secured Debt	747,879	829,879
Less: Unamortized fair value adjustment and debt issuance costs	(5,493)	(6,442)
Total	$742,386	$823,437
1Reflects the contractual interest rate under the terms of each loan as of June 30, 2025. Excludes the effects of unamortized debt issuance costs.
2The interest rates on these loans are the Secured Overnight Financing Rate (“SOFR”) plus a SOFR margin. The SOFR margins will range from 1.10% to 1.55% (1.10% as of June 30, 2025) for the revolving credit facility and 1.25% to 1.75% (1.25% as of June 30, 2025) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment.
3Collectively, the “Senior Unsecured Notes”.

The Company’s Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $600.0 million revolving credit facility that matures in January 2029, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of June 30, 2025, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. As of December 31, 2024, there were $82.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.

The aggregate amount of the Amended Facility may be increased by up to an additional $450.0 million to a maximum aggregate amount not to exceed $1.25 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $600.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of June 30, 2025) for the revolving credit facility and 1.25% to 1.75% (1.25% as of June 30, 2025) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.

The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of June 30, 2025 and December 31, 2024.
As of June 30, 2025, the Company had one mortgage loan payable totaling approximately $69.7 million, net of deferred financing costs of $0.2 million and unamortized fair value adjustment of approximately $3.0 million, which bore interest at a weighted average fixed annual rate of 3.9%. The mortgage loan payable is collateralized by one property, is non-recourse and requires monthly interest payments until it matures in March 2028. As of December 31, 2024, the Company had one mortgage loan payable totaling approximately $69.1 million, net of deferred financing costs of $0.2 million and unamortized fair value adjustment of approximately $3.6 million.
The scheduled principal payments of the Company’s debt as of June 30, 2025 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Mortgage Loan Payable	Total Debt
Remainder of 2025	$—	$—	$—	$—	$—
2026	—	—	50,000	—	50,000
2027	—	100,000	50,000	—	150,000
2028	—	100,000	100,000	72,879	272,879
2029	—	—	100,000	—	100,000
Thereafter	—	—	175,000	—	175,000
Subtotal	—	200,000	475,000	72,879	747,879
Unamortized fair value adjustment	—	—	—	(3,023)	(3,023)
Total Debt	—	200,000	475,000	69,856	744,856
Deferred financing costs, net	—	(502)	(1,813)	(155)	(2,470)
Total Debt, net	$—	$199,498	$473,187	$69,701	$742,386
Weighted average interest rate	n/a	5.6%	3.0%	3.9%	3.8%
Note 7. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of June 30, 2025. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

Remainder of 2025	$159,640
2026	308,313
2027	259,461
2028	203,869
2029	154,928
Thereafter	423,759
Total	$1,509,970
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
Financial Instruments Disclosed at Fair Value. As of June 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s mortgage loan and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.
The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
June 30, 2025	$708,928	$—	$708,928	$—	$742,386
December 31, 2024	$773,456	$—	$773,456	$—	$823,437
Note 9. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$500 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million (approximately $200.8 million remaining as of June 30, 2025) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $500 Million ATM Program, the Company had a previous at-the-market equity offering program (the “Previous $500 Million ATM Program”), which was substantially utilized as of August 27, 2024 and is no longer active. Actual sales under the $500 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three months ended June 30, 2025, the Company did not issue any common stock under the $500 Million ATM Program. During the six months ended June 30, 2025, the Company issued an aggregate of 3,506,371 shares of common stock at a weighted average offering price of $67.71 per share under the $500 Million ATM Program, resulting in net proceeds of approximately $234.0 million and paying total compensation to the applicable sales agents of approximately $3.4 million. During the three months ended June 30, 2024, the Company did not issue any common stock under the Previous $500 Million ATM Program. During the six months ended June 30, 2024, the Company issued an aggregate of 2,353,278 shares of common stock at a weighted average offering price of $64.00 per share under the Previous $500 Million ATM Program, resulting in net proceeds of approximately $148.4 million and paying total compensation to the applicable sales agents of approximately $2.2 million.
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
In connection with the Annual Meeting of Stockholders on May 6, 2025, the Company granted a total of 14,195 unrestricted shares of the Company's common stock to its independent directors under the 2019 Plan with a grant date fair value per share of $56.36. The grant date fair value of the common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.8 million in compensation costs for both the three and six months ended June 30, 2025 related to this issuance.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2026. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2025, the Company had not repurchased any shares of common stock pursuant to its share repurchase program.

The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During both the three months ended June 30, 2025 and 2024, no shares of common stock were deposited into the Deferred Compensation Plan. During the six months ended June 30, 2025 and 2024, 36,233 and 0 shares of common stock, respectively, were deposited into the Deferred Compensation Plan. During each of the three and six months ended June 30, 2025 and 2024, no shares of common stock were withdrawn from the Deferred Compensation Plan.
On May 6, 2025, the Company’s stockholders approved the 2025 Plan, which replaces the 2019 Plan. As of June 30, 2025, there were 2,258,368 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2025 Plan, of which 2,248,109 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to June 30, 2025 ranged from $14.20 to $78.33. The fair value of the restricted stock that was granted during the three and six months ended June 30, 2025 was approximately $0.1 million and $4.3 million, respectively, and the vesting period for the restricted stock is typically between three and five years. As of June 30, 2025, the Company had approximately $15.7 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 2.7 years. The Company recognized compensation costs of approximately $1.8 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $3.7 million and $3.1 million for the six months ended June 30, 2025 and 2024, respectively, related to the restricted stock issuances.
The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the six months ended June 30, 2025:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2024	426,388	$63.06
Granted	66,243	65.55
Forfeited	(5,713)	62.36
Vested	(48,411)	62.56
Non-vested shares outstanding as of June 30, 2025	438,507	$63.50
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of June 30, 2025:

Non-vested Shares Vesting Schedule	Number of Shares
Remainder of 2025	49,320
2026	98,401
2027	124,619
2028	94,997
2029	71,170
Thereafter	—
Total Non-vested Shares	438,507
Long-Term Incentive Plan:
As of June 30, 2025, there were three open performance measurement periods for the Performance Share awards: January 1, 2023 to December 31, 2025, January 1, 2024 to December 31, 2026, and January 1, 2025 to December 31, 2027. During the six months ended June 30, 2025, the Company issued 41,192 shares of common stock at a price of $58.51 per share related to the Performance Share awards for the performance period from January 1, 2022 to December 31, 2024.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2022 and includes the forfeiture of certain of the Performance Share awards during 2024 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant [1]	Expense for the Three Months Ended June 30,		Expense for the Six Months Ended June 30,
		2025	2024	2025	2024
January 1, 2022 - December 31, 2024	$5,618	$—	$326	$—	$808
January 1, 2023 - December 31, 2025	8,583	715	601	1,430	1,240
January 1, 2024 - December 31, 2026	9,261	772	736	1,544	1,526
January 1, 2025 - December 31, 2027	9,824	819	—	1,638	—
Total	$33,286	$2,306	$1,663	$4,612	$3,574
1     Reflects the fair value on date of grant for all performance shares outstanding at June 30, 2025.
Dividends:
The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2025:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2025	Common Stock	$0.49	February 4, 2025	March 27, 2025	April 4, 2025
June 30, 2025	Common Stock	$0.49	May 6, 2025	June 27, 2025	July 11, 2025
Note 10. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the three and six months ended June 30, 2025 and 2024.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 439,918 and 439,993 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2025 and 2024, respectively, and 442,825 and 434,788 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2025 and 2024, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 123,785 and 116,384 for the three months ended June 30, 2025 and 2024, respectively, and 229,870 and 368,202 for the six months ended June 30, 2025 and 2024, respectively.
Note 11. Commitments and Contingencies
Contractual Commitments. As of August 5, 2025, the Company had three outstanding contracts with third-party sellers to acquire two industrial properties and one portfolio of industrial properties for a total purchase price of $472.5 million. There is no assurance that the Company will acquire the properties under contracts because the proposed acquisitions are subject to due diligence and various closing conditions.

As of August 5, 2025, the Company had executed two non-binding letters of intent with third-party sellers to acquire two industrial properties for a total anticipated purchase price of approximately $26.7 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into a purchase and sale agreement with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.
Note 12. Subsequent Events
On August 5, 2025, the Company’s board of directors declared a cash dividend in the amount of $0.52 per share of its common stock payable on October 10, 2025 to the stockholders of record as of the close of business on September 29, 2025.
On July 28, 2025, the Company sold one industrial property in Doral, FL, for a total sales price of approximately $82.3 million (net book value of approximately $24.5 million). The property was held for sale as of June 30, 2025.
On July 28, 2025, the Company sold one industrial property in Tukwila, WA, for a total sales price of approximately $9.5 million (net book value of approximately $6.7 million). The property was held for sale as of June 30, 2025.

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 5, 2025, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which was filed with the Securities and Exchange Commission on May 7, 2025, in this Quarterly Report on Form 10-Q, and in our other public filings;
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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 78.7% of our total annualized base rent as of June 30, 2025), flex (including light industrial and research and development, or R&D) (approximately 3.5%), transshipment (approximately 6.6%) and improved land (approximately 11.2%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of June 30, 2025, we owned a total of 297 buildings (including three properties consisting of eight buildings and one improved land parcel held for sale) aggregating approximately 18.9 million square feet, 47 improved land parcels consisting of approximately 150.6 acres, six properties under development or redevelopment and approximately 22.4 acres of land for future development. As of June 30, 2025, our buildings and improved land parcels were approximately 97.7% and 95.1% leased, respectively, to 662 customers, the largest of which accounted for approximately 5.3% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of June 30, 2025:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	260	$262,245	78.7%
Flex	16	11,729	3.5%
Transshipment	21	22,177	6.6%
Improved land	47	37,425	11.2%
Total	344	$333,576	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2025, multiplied by 12.

The following table summarizes by market our investments in real estate as of June 30, 2025:

	New York City/Northern New Jersey	Los Angeles	Miami	San Francisco Bay Area	Seattle	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	67	59	44	55	44	28	297
Rentable Square Feet	3,898,121	2,526,705	4,458,701	3,153,474	2,725,696	2,180,643	18,943,340
% of Total	20.6%	13.3%	23.6%	16.6%	14.4%	11.5%	100.0%
Occupancy % as of June 30, 2025	98.5%	98.2%	96.0%	98.7%	97.6%	97.6%	97.7%
Annualized Base Rent (in thousands) [1]	$82,842	$40,890	$53,377	$51,642	$35,786	$31,614	$296,151
% of Total	28.0%	13.8%	18.0%	17.4%	12.1%	10.7%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$21.58	$16.47	$12.47	$16.59	$13.46	$14.86	$16.01
Weighted Average Remaining Lease Term (Years) [2]	3.8	6.0	5.4	3.5	3.1	2.4	4.2

Investments in Improved Land
Number of Land Parcels	13	15	3	4	10	2	47
Acres	62.3	30.9	9.9	14.3	25.9	7.3	150.6
% of Total	41.4%	20.5%	6.6%	9.5%	17.2%	4.8%	100.0%
Occupancy % as of June 30, 2025	100.0%	96.4%	100.0%	100.0%	76.0%	100.0%	95.1%
Annualized Base Rent (in thousands) [1]	$14,213	$11,507	$2,227	$2,974	$5,058	$1,446	$37,425
% of Total	38.0%	30.7%	6.0%	7.9%	13.5%	3.9%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$5.23	$8.86	$5.17	$4.78	$5.90	$4.55	$5.98
Weighted Average Remaining Lease Term (Years) [2]	3.3	3.1	8.1	5.5	2.9	8.0	4.0

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$97,055	$52,397	$55,604	$54,616	$40,844	$33,060	$333,576
% of Total Annualized Base Rent [1]	29.1%	15.7%	16.7%	16.4%	12.2%	9.9%	100.0%
Gross Book Value (in thousands) [3]	$1,402,284	$860,689	$1,113,418	$831,682	$617,048	$430,381	$5,255,502
% of Total Gross Book Value	26.7%	16.4%	21.2%	15.8%	11.7%	8.2%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2025, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of June 30, 2025, weighted by the respective square footage.
3Includes six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 0.9 million square feet and approximately 22.4 acres of land for future development and three properties consisting of eight buildings and one improved land parcel held for sale with a gross book value of approximately $81.3 million.
As of June 30, 2025, we owned six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 0.9 million square feet and approximately 22.4 acres of land for future development, with a total expected investment of approximately $436.4 million, including redevelopment costs, capitalized interest and other costs.
The following table summarizes our capital expenditures incurred during the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
Operating portfolio:
Recurring capital expenditures	$10,513		$10,702		$19,044		$16,115
Non-recurring capital expenditures [1]	2,170		4,434		4,288		6,465
Total	12,683	[2]	15,136	[2]	23,332	[3]	22,580	[3]

Properties under development and redevelopment:
Development, redevelopment, renovation and expansion expenditures	15,893		35,516		36,184		67,146
Capitalized interest [4]	1,110		2,807		2,418		5,933
Total	$17,003	[5]	$38,323	[5]	$38,602	[6]	$73,079	[6]
1Consists of costs incurred related to leasing acquired vacancy, renovation, and expansion projects (stabilization capital).
2Includes a net increase in accrued capital expenditures for the operating portfolio of approximately $2.7 million during the three months ended June 30, 2025 and a net increase of approximately $6.2 million during the three months ended June 30, 2024.
3Includes a net decrease in accrued capital expenditures for the operating portfolio of approximately $5.5 million during the six months ended June 30, 2025 and a net increase of approximately $5.9 million during the six months ended June 30, 2024.
4Consists of capitalized interest associated with development, redevelopment, renovation and expansion activities. We do not capitalize any general and administrative costs associated with these activities.
5Includes a net increase in accrued capital expenditures for properties under development and redevelopment of approximately $3.2 million during the three months ended June 30, 2025 and a net decrease of approximately $1.0 million during the three months ended June 30, 2024.
6Includes a net decrease in accrued capital expenditures for properties under development and redevelopment of approximately $4.1 million during the six months ended June 30, 2025 and a net increase of approximately $1.6 million during the six months ended June 30, 2024.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 96.7% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of June 30, 2025 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Improved Land Acreage	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent [2]
1	Amazon.com	6	783,880	4.1%	2.8	$17,747	5.3%
2	FedEx Corporation	6	308,889	1.6%	7.7	7,674	2.3%
3	Danaher	3	171,707	0.9%	—	4,739	1.4%
4	Imperial Bag & Paper Co LLC	1	505,729	2.7%	—	4,729	1.4%
5	O'Neill Logistics	2	429,692	2.3%	—	4,626	1.4%
6	United States Government	8	316,796	1.7%	—	4,623	1.4%
7	Meta Platforms, Inc.	2	299,775	1.6%	—	4,583	1.4%
8	District of Columbia	8	245,888	1.3%	—	3,692	1.1%
9	Fisica Inc. (previously L3 Harris Applied Technologies, Inc.)	1	181,022	1.0%	—	3,640	1.1%
10	MD Turbines Inc.	2	284,161	1.5%	—	3,580	1.1%
11	International Cargo Terminals Inc.	1	31,601	0.2%	—	3,501	1.0%
12	Motivate LLC	3	101,234	0.5%	—	3,070	0.9%
13	Home Depot U.S.A., Inc.	1	134,400	0.7%	—	2,905	0.9%
14	Sentury Tire USA Inc.	1	161,787	0.9%	—	2,710	0.8%
15	Lucid USA, Inc.	1	161,680	0.9%		2,676	0.8%
16	Northrop Grumman Systems Corporation	2	148,458	0.8%	—	2,564	0.8%
17	Port Kearny Security, Inc.	1	—	—%	16.9	2,546	0.8%
18	Sarcona Management Corporation	2	28,124	0.1%	4.9	2,413	0.7%
19	F. W. Webb Company	1	33,414	0.2%	—	2,400	0.7%
20	Triton Logistics Inc.	1	190,907	1.0%	—	2,349	0.7%
	Total	53	4,519,144	23.9%	32.3	$86,767	26.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2025, multiplied by 12.
2Total annualized base rent is calculated as contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements, as of June 30, 2025, multiplied by 12.
The following tables summarize the anticipated lease expirations for leases in place as of June 30, 2025, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Buildings:
Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
Remainder of 2025 [1]	987,744	5.2%	$19,002	5.0%
2026	3,289,570	17.4%	51,608	13.7%
2027	2,869,877	15.1%	47,821	12.7%
2028	2,734,215	14.4%	53,231	14.1%
2029	2,118,522	11.2%	43,578	11.6%
Thereafter	6,500,782	34.4%	120,050	31.8%
Total	18,500,710	97.7%	$335,290	88.9%

Improved Land Parcels:
Year	Improved Land Acreage	% of Total Improved Land Acreage	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
Remainder of 2025 [4]	10.4	6.9%	$2,646	0.7%
2026	19.9	13.2%	5,646	1.5%
2027	15.8	10.5%	5,175	1.4%
2028	26.4	17.5%	7,430	2.0%
2029	14.2	9.4%	3,366	0.9%
Thereafter	56.6	37.6%	17,519	4.6%
Total	143.3	95.1%	$41,782	11.1%

Total Buildings and Improved Land Parcels:
Year	Total Annualized Base Rent (in thousands)[3]	% of Total Annualized Base Rent [3]
Remainder of 2025 [5]	$21,648	5.7%
2026	57,254	15.2%
2027	52,996	14.1%
2028	60,661	16.1%
2029	46,944	12.5%
Thereafter	137,569	36.4%
Total	$377,072	100.0%
1Includes leases that expire on or after June 30, 2025 and month-to-month leases totaling approximately 57,333 square feet. Approximately 0.5 million square feet of the space expiring during 2025 has either been renewed or pre-leased as of June 30, 2025.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of June 30, 2025, multiplied by 12.
3Total annualized base rent is calculated as contractual monthly base rent per the leases at expiration, for all buildings and/or improved land parcels, excluding any partial or full rent abatements, as of June 30, 2025, multiplied by 12.
4Includes leases that expire on or after June 30, 2025 and month-to-month leases totaling approximately 5.2 acres. Approximately 5.2 acres of the parcels expiring during 2025 has either been renewed or pre-leased as of June 30, 2025.
5Includes leases that expire on or after June 30, 2025 and month-to-month leases disclosed in footnotes 1 and 4 of the table.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of June 30, 2025, leases representing approximately 5.7% of the total annualized base rent of our portfolio are scheduled to expire during the remainder of the year ending December 31, 2025. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our remaining 2025 expirations will be above the rates currently being paid for the same space. Cash rent changes on new and renewed leases totaling approximately 0.8 million square feet and 9.2 acres of improved land commencing during the three months ended June 30, 2025 were approximately 22.6% higher as compared to the previous rental rates for that same space, and cash rent changes on new and renewed leases totaling approximately 1.4 million square feet and 13.5 acres commencing during the six months ended June 30, 2025 were approximately 26.8% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio for the operating portfolio of 71.1% and 71.4%, respectively, for the three and six months ended June 30, 2025. We had a tenant retention ratio for the improved land portfolio of 100.0% and 56.1%, respectively, for the three and six months ended June 30, 2025. We define tenant retention ratio as the square footage or acreage of all leases commenced during the period that are rented by existing tenants divided by the square footage or acreage of all expiring leases during the reporting period. The square footage or acreage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.

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
Recent Developments
Acquisition Activity
During the three months ended June 30, 2025, we acquired six industrial properties, for a total purchase price of approximately $123.5 million. The properties were acquired from unrelated third parties using existing cash on hand and net proceeds from the issuance of common stock. The following table sets forth the industrial properties we acquired during the three months ended June 30, 2025:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
9660 153rd Avenue NE	Redmond, WA	April 9, 2025	1	33,000	$9,300	5.5%
43-27 33rd Street	Long Island City, Queens, NY	April 24, 2025	1	20,000	7,600	4.6%
11100 Hindry Avenue	Los Angeles, CA	June 6, 2025	1	34,000	10,000	6.4%
11-40 Borden Avenue	Long Island City, Queens, NY	June 18, 2025	1	36,000	16,000	3.9%
3500 West MacArthur Boulevard	Santa Ana, CA	June 20, 2025	1	134,000	49,500	5.7%
49-10 27th Street[3]	Long Island City, Queens, NY	June 30, 2025	1	48,000	31,100	5.5%
Total/Weighted Average			6	305,000	$123,500	5.4%

1Excludes intangible liabilities. The total aggregate initial investment was approximately $152.8 million, including $2.6 million in capitalized closing costs and acquisition costs, and $26.7 million in assumed intangible liabilities.
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
3Redevelopment of this property commenced upon acquisition.

Development and Redevelopment Activity
As of June 30, 2025, we had six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 0.9 million square feet. Additionally, we owned approximately 22.4 acres of land for future development that, upon completion, will consist of two buildings aggregating approximately 0.4 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment and the land for future development as of June 30, 2025:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands) [2]	Estimated Stabilized Cap Rate [3]	Estimated Post-Development Square Feet	Estimated Stabilization Quarter	% Pre-leased June 30, 2025
Properties under development or redevelopment:
Countyline Phase IV 4
Countyline Building 32	$43,400	$35,200	6.0%	164,300	Q1 2026	55.9%
Countyline Building 33	39,900	37,700	5.9%	158,000	Q3 2025	100.0%
Countyline Building 34	56,000	43,800	5.7%	219,900	Q1 2026	69.5%
Paterson Plank III	35,200	34,200	3.0%	47,300	Q3 2025	—%
27th Street	40,200	32,100	5.5%	47,500	Q1 2027	—%
139th Street[5]	104,600	41,700	6.1%	223,500	Q4 2027	—%
Total/Weighted Average	$319,300	$224,700	5.6%	860,500		46.8%

Land for future development:
Countyline Phase IV 4
Countyline Phase IV Land	117,100	42,200	6.0%	433,200	2026-2027	N/A
Total	$117,100	$42,200	6.0%	433,200		N/A
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

During the six months ended June 30, 2025, we completed the redevelopment of one property. The following table summarizes certain information with respect to that redevelopment property completed during the six months ended June 30, 2025:

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

We capitalized interest associated with development, redevelopment and expansion activities of approximately $1.1 million and $2.8 million during the three months ended June 30, 2025 and 2024, respectively, and approximately $2.4 million and $5.9 million during the six months ended June 30, 2025 and 2024, respectively.
Disposition Activity
The following table summarizes the properties we sold during the six months ended June 30, 2025 (dollars in thousands):

Market	Number of Properties	Total Sales Price	Total Gain
Los Angeles	1	$97,000	$49,523
San Francisco Bay Area	2	24,880	11,842
Seattle	1	17,500	5,120
Total	4	$139,380	$66,485
The following summarizes the condensed results of operations of the properties sold during the three and six months ended June 30, 2025 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Rental revenues	$1,290	$2,109	$3,224	$4,160
Tenant expense reimbursements	240	522	812	1,019
Property operating expenses	(314)	(577)	(921)	(1,156)
Depreciation and amortization	(577)	(411)	(925)	(836)
Income from operations	$639	$1,643	$2,190	$3,187
ATM Program
We have an at-the-market equity offering program (the “$500 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $500.0 million ($200.8 million remaining as of June 30, 2025) in amounts and at times as we determine from time to time. We intend to use the net proceeds from the offering of the shares under the $500 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions, redevelopments and repayment of indebtedness, including borrowings under our revolving credit facility. During the three months ended June 30, 2025, we did not issue any common stock under the $500 Million ATM Program. During the six months ended June 30, 2025, we issued an aggregate of 3,506,371 shares of common stock at a weighted average offering price of $67.71 per share under the $500 Million ATM Program, resulting in net proceeds of approximately $234.0 million and paying total compensation to the applicable sales agents of approximately $3.4 million.

Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2026. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2025, we had not repurchased any shares of our common stock pursuant to our share repurchase program.
Dividend and Distribution Activity
On August 5, 2025, our board of directors declared a cash dividend in the amount of $0.52 per share of our common stock payable on October 10, 2025 to the stockholders of record as of the close of business on September 29, 2025.
Contractual Commitments
As of August 5, 2025, we had three outstanding contracts with third-party sellers to acquire two industrial properties and one portfolio of industrial properties for a total purchase price of $472.5 million. There is no assurance that we will acquire the properties under contracts because the proposed acquisitions are subject to due diligence and various closing conditions.
As of August 5, 2025, we had executed two non-binding letters of intent with third-party sellers to acquire two industrial properties for a total anticipated purchase price of approximately $26.7 million. In the normal course of its business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.
Inflation
The U.S. economy experienced a significant increase in inflation rates in recent years. A wide variety of industries and sectors have been, and may continue to be, affected by increasing commodity prices. In recent years, inflation has increased construction costs, including tenant improvements and capital projects, goods and labor, and operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 63.6% of our total rentable square feet and improved land acreage expire within five years which enables us to seek to replace existing leases with new leases at the then-existing market rate.
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
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 96.7% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.

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
The analysis of our results below for the three and six months ended June 30, 2025 and 2024 includes the changes attributable to same store properties. The same store pool for the comparison of the three and six months ended June 30, 2025 and 2024 includes all properties that were owned and in operation as of June 30, 2025 and since January 1, 2024 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of June 30, 2025. As of June 30, 2025, the same store pool consisted of 237 buildings aggregating approximately 14.1 million square feet representing approximately 74.4% of our total square feet owned and 44 improved land parcels consisting of approximately 144.6 acres representing approximately 96.0% of our total acreage owned. As of June 30, 2025, the non-same store properties, which we acquired, developed or redeveloped, or sold during 2025 and 2024 or were held for sale or in development or redevelopment as of June 30, 2025, consisted of 60 buildings aggregating approximately 4.8 million square feet, three improved land parcels consisting of approximately 6.0 acres, six properties under development or redevelopment and approximately 22.4 acres of land for future development. As of June 30, 2025 and 2024, our consolidated same store pool occupancy was approximately 98.5% and 96.1%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024:

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$63,805	$60,324	$3,481	5.8%
Non-same store operating properties [2]	24,657	13,459	11,198	83.2%
Total rental revenues	88,462	73,783	14,679	19.9%
Tenant expense reimbursements [1]
Same store	18,507	18,024	483	2.7%
Non-same store operating properties [2]	5,265	2,440	2,825	115.8%
Total tenant expense reimbursements	23,772	20,464	3,308	16.2%
Total revenues	112,234	94,247	17,987	19.1%
Property operating expenses
Same store	20,700	20,295	405	2.0%
Non-same store operating properties [2]	7,208	3,477	3,731	107.3%
Total property operating expenses	27,908	23,772	4,136	17.4%
Net operating income [3]
Same store	61,612	58,053	3,559	6.1%
Non-same store operating properties [2]	22,714	12,422	10,292	82.9%
Total net operating income	$84,326	$70,475	$13,851	19.7%
Other costs and expenses
Depreciation and amortization	28,024	23,012	5,012	21.8%
General and administrative	12,350	10,543	1,807	17.1%
Acquisition costs and other	229	36	193	536.1%
Total other costs and expenses	40,603	33,591	7,012	20.9%
Other income (expense)
Interest and other income	1,944	4,332	(2,388)	(55.1)%
Interest expense, including amortization	(7,037)	(5,520)	(1,517)	27.5%
Gain on sales of real estate investments	54,643	—	54,643	n/a
Total other (expense) income	49,550	(1,188)	50,738	n/a
Net income	$93,273	$35,696	$57,577	161.3%
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
2Includes 2025 and 2024 acquisitions and dispositions, three improved land parcels, six properties under development or redevelopment and approximately 22.4 acres of land for future development and three properties consisting of eight buildings and one improved land parcel held for sale as of June 30, 2025.
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

Revenues. Total revenues increased approximately $18.0 million for the three months ended June 30, 2025 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases during 2025 and 2024, property acquisitions during 2025 and 2024 and increased occupancy in the same store pool. Cash rents on new and renewed leases totaling approximately 0.8 million square feet and 9.2 acres of improved land commencing during the three months ended June 30, 2025 increased approximately 22.6% compared to the previous rental rates. For the three months ended June 30, 2025 and 2024, approximately $3.0 million and $2.1 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.5 million and $0.4 million, respectively, was recorded in lease termination revenue. Additionally, total revenues for the three months ended June 30, 2025 and 2024 were partially offset by approximately $1.6 million and $1.5 million, respectively, of bad debt expense.
Property operating expenses. Total property operating expenses increased approximately $4.1 million during the three months ended June 30, 2025 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $3.7 million attributable to property acquisitions during 2025 and 2024 as well as increases in real estate taxes.
Depreciation and amortization. Depreciation and amortization increased approximately $5.0 million during the three months ended June 30, 2025 compared to the same period from the prior year primarily due to property acquisitions during 2025 and 2024.
General and administrative expenses. General and administrative expenses increased approximately $1.8 million during the three months ended June 30, 2025 compared to the same period from the prior year primarily due to increased compensation expenses, including increased restricted stock amortization, LTIP expense and bonus expense, and an increase in the number of employees and salaries compared to the same period from the prior year.
Interest and other income. Interest and other income decreased approximately $2.4 million for the three months ended June 30, 2025 compared to the same period from the prior year primarily due to lower cash and cash equivalent balances and lower interest rates on those balances.
Interest expense, including amortization. Interest expense increased approximately $1.5 million for the three months ended June 30, 2025 compared to the same period from the prior year. This was primarily due to a decrease in capitalized interest for the development and redevelopment properties.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $54.6 million for the three months ended June 30, 2025 compared to the same period from the prior year. We recognized an aggregate gain of approximately $54.6 million from the sale of two properties during the three months ended June 30, 2025. We did not sell any properties during the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024:

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$126,280	$121,212	$5,068	4.2%
Non-same store operating properties [2]	48,456	19,589	28,867	147.4%
Total rental revenues	174,736	140,801	33,935	24.1%
Tenant expense reimbursements [1]
Same store	37,419	34,608	2,811	8.1%
Non-same store operating properties [2]	10,499	3,868	6,631	171.4%
Total tenant expense reimbursements	47,918	38,476	9,442	24.5%
Total revenues	222,654	179,277	43,377	24.2%
Property operating expenses
Same store	41,784	39,369	2,415	6.1%
Non-same store operating properties [2]	14,891	5,293	9,598	181.3%
Total property operating expenses	56,675	44,662	12,013	26.9%
Net operating income [3]
Same store	121,915	116,451	5,464	4.7%
Non-same store operating properties [2]	44,064	18,164	25,900	142.6%
Total net operating income	$165,979	$134,615	$31,364	23.3%
Other costs and expenses
Depreciation and amortization	54,953	43,951	11,002	25.0%
General and administrative	24,084	21,053	3,031	14.4%
Acquisition costs and other	231	36	195	541.7%
Total other costs and expenses	79,268	65,040	14,228	21.9%
Other income (expense)
Interest and other income	3,167	7,225	(4,058)	(56.2)%
Interest expense, including amortization	(14,964)	(10,760)	(4,204)	39.1%
Gain on sales of real estate investments	66,485	5,715	60,770	1063.3%
Total other (expense) income	54,688	2,180	52,508	2408.6%
Net income	$141,399	$71,755	$69,644	97.1%
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
2Includes 2025 and 2024 acquisitions and dispositions, three improved land parcels, six properties under development or redevelopment, approximately 22.4 acres of land for future development and three properties consisting of eight buildings and one improved land parcel held for sale as of June 30, 2025.
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

Revenues. Total revenues increased approximately $43.4 million for the six months ended June 30, 2025 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases, property acquisitions during 2025 and 2024 and increased occupancy in the same store pool. Cash rents on new and renewed leases totaling approximately 1.4 million square feet and 13.5 acres commencing during the six months ended June 30, 2025 increased approximately 26.8% compared to the previous rental rates. For the six months ended June 30, 2025 and 2024, approximately $6.5 million and $3.3 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.7 million and $0.5 million, respectively, was recorded in lease termination revenue. The increase in total revenues for the six months ended June 30, 2025 and 2024 were partially offset by approximately $3.3 million and $1.8 million, respectively, of bad debt expense.
Property operating expenses. Total property operating expenses increased approximately $12.0 million during the six months ended June 30, 2025 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to property acquisitions during 2025 and 2024 as well as increases in real estate taxes.
Depreciation and amortization. Depreciation and amortization increased approximately $11.0 million during the six months ended June 30, 2025 compared to the same period from the prior year primarily due to property acquisitions during 2025 and 2024.
General and administrative expenses. General and administrative expenses increased approximately $3.0 million for the six months ended June 30, 2025 compared to the same period from the prior year primarily due to increased compensation expenses, including increased restricted stock amortization, LTIP expense and bonus expense, and an increase in the number of employees and salaries compared to the same period from the prior year.
Interest and other income. Interest and other income decreased approximately $4.1 million during the six months ended June 30, 2025 compared to the same period from the prior year primarily due to lower cash and cash equivalent balances throughout 2025.
Interest expense, including amortization. Interest expense increased approximately $4.2 million for the six months ended June 30, 2025 compared to the same period from the prior year. This was primarily due to a decrease in capitalized interest for the development and redevelopment properties during the six months ended June 30, 2025.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $60.8 million for the six months ended June 30, 2025 compared to the same period from the prior year. We recognized an aggregate gain of approximately $66.5 million from the sale of four properties during the six months ended June 30, 2025, as compared to an aggregate gain of approximately $5.7 million from the sale of one property during the same period from the prior year.
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
Equity Sources of Liquidity
The following sets forth certain information regarding our current at-the-market common stock offering program as of June 30, 2025:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$500 Million ATM Program	August 28, 2024	$500,000	$200,836
The tables below set forth the activity under our at-the-market common stock offering programs during the three and six months ended June 30, 2025 and 2024, respectively:

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
June 30, 2025	—	$—	$—	$—
June 30, 2024	—	$—	$—	$—

For the Six Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
June 30, 2025	3,506,371	$67.71	$233,980	$3,443
June 30, 2024	2,353,278	$64.00	$148,424	$2,184
Debt Sources of Liquidity
As of June 30, 2025, we had $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of senior unsecured notes that mature in August 2030, and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”).
The Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $600.0 million revolving credit facility that matures in January 2029, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of June 30, 2025, there were no borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. As of December 31, 2024, there were $82.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.
The aggregate amount of the Amended Facility may be increased by up to an additional $450.0 million to a maximum aggregate amount not to exceed $1.25 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $600.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of June 30, 2025) for the revolving credit facility and 1.25% to 1.75% (1.25% as of

June 30, 2025) for the term loans, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, we had a mortgage loan payable with a total contractual principal amount of approximately $72.9 million which bears interest at a contractual fixed interest rate of 3.9% and matures in March 2028. The mortgage was assumed in an acquisition and was recorded at fair value in the amount of $69.2 million using an effective interest rate of 5.6%. The unamortized fair value adjustment as of June 30, 2025 and December 31, 2024 was approximately $3.0 million and $3.6 million, respectively.
As of June 30, 2025 and December 31, 2024, we held cash and cash equivalents totaling approximately $128.4 million and $18.1 million, respectively.
The following tables summarize our debt maturities and principal payments as of June 30, 2025 and our market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the six months ended June 30, 2025 and 2024 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Mortgage Loan Payable	Total Debt
Remainder of 2025	$—	$—	$—	$—	$—
2026	—	—	50,000	—	50,000
2027	—	100,000	50,000	—	150,000
2028	—	100,000	100,000	72,879	272,879
2029	—	—	100,000	—	100,000
Thereafter	—	—	175,000	—	175,000
Subtotal	—	200,000	475,000	72,879	747,879
Unamortized fair value adjustment	—	—	—	(3,023)	(3,023)
Total Debt	—	200,000	475,000	69,856	744,856
Deferred financing costs, net	—	(502)	(1,813)	(155)	(2,470)
Total Debt, net	$—	$199,498	$473,187	$69,701	$742,386
Weighted average interest rate	n/a	5.6%	3.0%	3.9%	3.8%

	As of June 30, 2025		As of June 30, 2024
Total Debt, net	$742,386		$771,976
Less: Cash and cash equivalents	(128,368)		(181,989)
Net Debt	$614,018		$589,987
Equity
Common Stock
Shares Outstanding [1]	103,332,949		96,720,906
Market Price [2]	$56.07		$59.18
Total Equity	5,793,878		5,723,943
Total Market Capitalization	$6,536,264		$6,495,919
Total Debt-to-Total Investments in Properties [3]	14.1%		16.7%
Total Debt-to-Total Market Capitalization [4]	11.4%		11.9%
Floating Rate Debt as a % of Total Debt [5]	26.9%		25.8%
Net Income	$141,399		$71,755
Adjusted EBITDA [6]	$154,184		$128,131
Interest Coverage [7]	10.3	x	11.9	x
Fixed Charge Coverage [8]	8.9	x	7.7	x
Net Debt-to-Adjusted EBITDA [9]	1.9	x	2.2	x
Weighted Average Maturity of Total Debt (years)	3.3		3.8

1Includes 438,507 and 426,404 shares of unvested restricted stock outstanding as of June 30, 2025 and 2024, respectively. Also includes 533,423 and 508,663 shares held in the Deferred Compensation Plan as of June 30, 2025 and 2024, respectively.
2Closing price of a share of our common stock on the New York Stock Exchange on June 30, 2025 and June 28, 2024, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, net of deferred financing costs, divided by total investments in properties, including three properties consisting of eight buildings and one improved land parcel held for sale as of June 30, 2025.
4Total debt-to-total market capitalization is calculated as total debt, net of deferred financing costs, divided by total market capitalization.
5Floating rate debt as a percentage of total debt is calculated as floating rate debt, net of deferred financing costs, divided by total debt, net of deferred financing costs.
6Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the six months ended June 30, 2025 and 2024, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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
9Net debt-to-Adjusted EBITDA is calculated as net debt divided by annualized Adjusted EBITDA for the three months ended June 30, 2025 and 2024, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for the definitions of Adjusted EBITDA and net debt, a reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA and net debt are useful supplemental measures of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2025:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2025	Common Stock	$0.49	February 4, 2025	March 27, 2025	April 4, 2025
June 30, 2025	Common Stock	$0.49	May 6, 2025	June 27, 2025	July 11, 2025
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $122.1 million for the six months ended June 30, 2025 compared to approximately $111.4 million for the six months ended June 30, 2024. This increase in cash provided by operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily attributable to additional cash flows generated from the properties acquired during 2025 and 2024 and increased rents on new, renewed leases at our same store properties and increased occupancy in the same store pool.
Cash From Investing Activities. Net cash used in investing activities was approximately $62.1 million and $547.1 million for the six months ended June 30, 2025 and 2024, respectively. Such amounts consisted primarily of cash paid for property acquisitions of approximately $126.1 million and $468.9 million, respectively, and additions to capital improvements of approximately $71.7 million and $88.4 million during the six months ended June 30, 2025 and 2024, respectively. Such amounts were partially offset by proceeds from sales of real estate investments during the six months ended June 30, 2025 and 2024 of approximately $135.7 million and $10.2 million, respectively.
Cash From Financing Activities. Net cash provided by financing activities was approximately $50.5 million for the six months ended June 30, 2025, which consisted primarily of approximately $234.0 million in net proceeds from the issuance of common stock, and $50.0 million in revolving credit facility borrowings, partially offset by approximately $99.5 million in equity dividend payments, and repayment of $132.0 million of borrowings on the revolving credit facility. Net cash provided by financing activities was approximately $452.0 million for the six months ended June 30, 2024, which consisted primarily of approximately $535.6 million in net proceeds from the issuance of common stock, partially offset by approximately $82.6 million in equity dividend payments.
Critical Accounting Policies And Estimates
A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and in the condensed notes to consolidated financial statements in this Quarterly Report on Form 10-Q.
Material Cash Commitments
As of August 5, 2025, we had three outstanding contracts with third-party sellers to acquire two industrial properties and one portfolio of industrial properties for a total purchase price of $472.5 million. There is no assurance that we will acquire the properties under contracts because the proposed acquisitions are subject to due diligence and various closing conditions.
The following table summarizes our material cash commitments due by period as of June 30, 2025 (dollars in thousands):

Material Cash Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$—	$372,879	$200,000	$175,000	$747,879
Debt interest payments	8,535	32,147	17,948	4,328	62,958
Operating lease commitments	993	1,886	918	—	3,797
Material construction contracts	10,828	—	—	—	10,828
Purchase obligations [1]	472,539	—	—	—	472,539
Total	$492,895	$406,912	$218,866	$179,328	$1,298,001
1As of August 5, 2025.

As of August 5, 2025, we had executed two non-binding letters of intent with third-party sellers to acquire two industrial properties for a total anticipated purchase price of approximately $26.7 million. In the normal course of its business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to these properties or otherwise complete any such prospective purchases on the terms described or at all.
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
The following table reflects the calculation of FFO reconciled from net income for the three and six months ended June 30, 2025 and 2024 (dollars in thousands except per share data):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income	$93,273	$35,696	$57,577	161.3%	$141,399	$71,755	$69,644	97.1%
Gain on sales of real estate investments	(54,643)	—	(54,643)	n/a	(66,485)	(5,715)	(60,770)	1,063.3%
Depreciation and amortization	28,024	23,012	5,012	21.8%	54,953	43,951	11,002	25.0%
Non-real estate depreciation	(36)	(39)	3	(7.7)%	(72)	(78)	6	(7.7)%
Allocation to participating securities [1]	(283)	(261)	(22)	8.4%	(557)	(489)	(68)	13.9%
FFO attributable to common stockholders	$66,335	$58,408	$7,927	13.6%	$129,238	$109,424	$19,814	18.1%
Basic FFO per common share	$0.64	$0.61	$0.03	4.9%	$1.27	$1.18	$0.09	7.6%
Diluted FFO per common share	$0.64	$0.61	$0.03	4.9%	$1.27	$1.18	$0.09	7.6%
Basic weighted average common shares outstanding	102,888,326	96,289,755			101,833,931	92,581,813
Diluted weighted average common shares outstanding	103,012,111	96,406,139			102,063,801	92,950,015
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 439,918 and 439,993 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2025 and 2024, respectively, and 442,825 and 434,788 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2025 and 2024, respectively.
FFO increased by approximately $7.9 million and $19.8 million for the three and six months ended June 30, 2025, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2024 and 2025 as well as same store NOI growth of approximately $3.6 million and $5.5 million for the three and six months ended June 30, 2025, respectively, compared to the same periods from the prior year. The FFO increase was partially offset by increased weighted average common shares outstanding and increased general and administrative expenses due to increased restricted stock amortization and other compensation expenses, including an increase in LTIP expense, bonus expense and an increase in the number of employees and salaries for the three and six months ended June 30, 2025 compared to the same period from the prior year. The increase in FFO for the three months ended June 30, 2025 and 2024 was also partially offset by approximately $1.6 million and $1.5 million, respectively, of bad debt expense.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income	$93,273	$35,696	$57,577	161.3%	$141,399	$71,755	$69,644	97.1%
Gain on sales of real estate investments	(54,643)	—	(54,643)	n/a	(66,485)	(5,715)	(60,770)	1,063.3%
Depreciation and amortization	28,024	23,012	5,012	21.8%	54,953	43,951	11,002	25.0%
Interest expense, including amortization	7,037	5,520	1,517	27.5%	14,964	10,760	4,204	39.1%
Stock-based compensation	4,870	3,988	882	22.1%	9,122	7,344	1,778	24.2%
Acquisition costs and other	229	36	193	536.1%	231	36	195	541.7%
Adjusted EBITDA	$78,790	$68,252	$10,538	15.4%	$154,184	$128,131	$26,053	20.3%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of June 30, 2025 and since January 1, 2024 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of June 30, 2025. As of June 30, 2025, the same store pool consisted of 237 buildings aggregating approximately 14.1 million square feet representing approximately 74.4% of our total square feet owned and 44 improved land parcels containing approximately 144.6 acres representing approximately 96.0% of our total acreage owned. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income [1]	$93,273	$35,696	$57,577	161.3%	$141,399	$71,755	$69,644	97.1%
Depreciation and amortization	28,024	23,012	5,012	21.8%	54,953	43,951	11,002	25.0%
General and administrative	12,350	10,543	1,807	17.1%	24,084	21,053	3,031	14.4%
Acquisition costs and other	229	36	193	536.1%	231	36	195	541.7%
Total other income and expenses	(49,550)	1,188	(50,738)	n/a	(54,688)	(2,180)	(52,508)	2,408.6%
Net operating income	84,326	70,475	13,851	19.7%	165,979	134,615	31,364	23.3%
Less non-same store NOI [2]	(22,714)	(12,422)	(10,292)	82.9%	(44,064)	(18,164)	(25,900)	142.6%
Same store NOI	$61,612	$58,053	$3,559	6.1%	$121,915	$116,451	$5,464	4.7%
Less straight-line rents and amortization of lease intangibles [3]	(2,766)	(3,227)	461	(14.3)%	(5,503)	(7,885)	2,382	(30.2)%
Cash-basis same store NOI	$58,846	$54,826	$4,020	7.3%	$116,412	$108,566	$7,846	7.2%
Less termination fee income	(299)	(413)	114	(27.6)%	(415)	(500)	85	(17.0)%
Cash-basis same store NOI excluding termination fees	$58,547	$54,413	$4,134	7.6%	$115,997	$108,066	$7,931	7.3%
1Includes approximately $0.5 million and $0.4 million of lease termination income for the three months ended June 30, 2025 and 2024, respectively, and approximately $0.7 million and $0.5 million of lease termination income for the six months ended June 30, 2025 and 2024, respectively.
2Includes 2025 and 2024 acquisitions and dispositions, three improved land parcels, six properties under development or redevelopment and approximately 22.4 acres of land for future development and three properties consisting of eight buildings and one improved land parcel held for sale as of June 30, 2025.
3Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $4.0 million for the three months ended June 30, 2025 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and contractual rent increases on pre-existing leases and increased occupancy in the same store pool. For the three months ended June 30, 2025 and 2024, total contractual rent abatements of approximately $0.6 million and $0.7 million, respectively, were given to certain tenants in the same store pool and approximately $0.3 million and $0.4 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.1 million of the increase in cash-basis same store NOI for the three months ended June 30, 2025 related to properties that were acquired vacant or with near term expirations in 2024.
Cash-basis same store NOI increased by approximately $7.8 million for the six months ended June 30, 2025 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases as well as an increase in same store occupancy for the six months ended compared to the same period from the prior year. For both the six months ended June 30, 2025 and 2024, total contractual rent abatements of approximately $1.8 million were given to certain tenants in the same-store pool. For the six months ended June 30, 2025 and 2024, approximately $0.4 million and $0.5 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.6 million of the increase in cash-basis same store NOI for the six months ended June 30, 2025 related to properties that were acquired vacant or with near term expirations in 2024.
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
As of June 30, 2025, we had $200.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on SOFR plus an applicable SOFR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 5.6% as of June 30, 2025. If the SOFR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.5 million annually on the total of the outstanding balances on our Amended Facility as of June 30, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The U.S. government has continued to evaluate and effectuate changes to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the United States government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the United States has imposed or sought to impose significant increases to tariffs on goods imported into the United States, including from China, Canada and Mexico. Tariffs on imported goods imposed by the United States or by foreign countries could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our current and future tenants and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from such impacted jurisdictions or exported to foreign countries.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Not Applicable.
(b)Not Applicable.
(c)

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
April 1, 2025 - April 30, 2025	—		$—	n/a	n/a
May 1, 2025 - May 31, 2025	1,347		55.99	n/a	n/a
June 1, 2025 - June 30, 2025	—		—	n/a	n/a
Total	1,347	[1]	$55.99	n/a	n/a

(1)     Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.
Item 3.        Defaults Upon Senior Securities.
None.
Item 4.        Mine Safety Disclosures.
Not Applicable.
Item 5.        Other Information.
During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

10.1
Terreno Realty Corporation 2025 Equity Incentive Plan (incorporated by reference to Appendix A to Terreno Realty Corporation's Proxy Statement on Schedule 14A dated March 21, 2025 (File No. 001-34603)).

10.2
Form of Restricted Stock Award Agreement for Executive Officers and Employees (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-231123) filed with the Securities and Exchange Commission on April 30, 2019).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated August 6, 2025.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated August 6, 2025.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated August 6, 2025.

32.1**	18 U.S.C. § 1350 Certification dated August 6, 2025.

32.2**	18 U.S.C. § 1350 Certification dated August 6, 2025.

32.3**	18 U.S.C. § 1350 Certification dated August 6, 2025.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

August 6, 2025	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 6, 2025	By:	/s/ Michael A. Coke
Michael A. Coke
President

August 6, 2025	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer (Principal Financial and Accounting Officer)