Form 10-Q
period 2025-09-30
Terreno Realty Corp
filed 2025-11-05
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 103,395,221 shares of its common stock, $0.01 par value per share, outstanding as of November 3, 2025.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Investments in real estate
Land	$2,945,595	$2,586,471
Buildings and improvements	2,280,767	2,107,312
Construction in progress	220,364	219,652
Intangible assets	231,266	208,475
Total investments in properties	5,677,992	5,121,910
Accumulated depreciation and amortization	(508,230)	(466,553)
Net investments in properties	5,169,762	4,655,357
Properties held for sale, net	30,391	6,258
Net investments in real estate	5,200,153	4,661,615
Cash and cash equivalents	26,153	18,070
Restricted cash	608	282
Other assets, net	102,274	90,189
Total assets	$5,329,188	$4,770,156
LIABILITIES AND EQUITY
Liabilities
Credit facility	$280,000	$82,000
Term loans payable, net	199,557	199,380
Senior unsecured notes, net	473,304	472,953
Mortgage loan payable, net	70,000	69,104
Security deposits	42,684	39,758
Intangible liabilities, net	131,604	116,542
Dividends payable	53,767	48,871
Accounts payable and other liabilities	82,692	79,216
Total liabilities	1,333,608	1,107,824
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 102,861,798 and 99,238,003 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	1,030	994
Additional paid-in capital	3,842,726	3,597,148
Common stock held in deferred compensation plan: 533,423 and 497,190 shares at September 30, 2025 and December 31, 2024, respectively.	(33,217)	(31,097)
Retained earnings	185,041	95,287
Total stockholders’ equity	3,995,580	3,662,332
Total liabilities and equity	$5,329,188	$4,770,156
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Rental revenues and tenant expense reimbursements	$116,248	$99,635	$338,902	$278,912
Total revenues	116,248	99,635	338,902	278,912
COSTS AND EXPENSES
Property operating expenses	28,232	25,599	84,907	70,261
Depreciation and amortization	28,376	24,058	83,329	68,009
General and administrative	11,581	10,775	35,665	31,828
Acquisition costs and other	97	11	328	47
Total costs and expenses	68,286	60,443	204,229	170,145
OTHER INCOME (EXPENSE)
Interest and other income	1,369	2,347	4,536	9,572
Interest expense, including amortization	(8,367)	(4,900)	(23,331)	(15,660)
Gain on sales of real estate investments	62,412	—	128,897	5,715
Total other income (expense)	55,414	(2,553)	110,102	(373)
Net income	103,376	36,639	244,775	108,394
Allocation to participating securities	(468)	(156)	(1,072)	(466)
Net income available to common stockholders	$102,908	$36,483	$243,703	$107,928
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$1.00	$0.37	$2.38	$1.14
Net income available to common stockholders - diluted	$1.00	$0.37	$2.38	$1.14
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	102,912,261	97,561,792	102,197,324	94,253,923
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	103,136,057	97,870,794	102,419,204	94,598,279
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)

Nine months ended September 30, 2025:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2024	99,238,003	$994	$3,597,148	497,190	$(31,097)	$95,287	$3,662,332
Net income	—	—	—	—	—	48,126	48,126
Issuance of common stock, net of issuance costs of $4,041	3,547,563	36	233,346	—	—	—	233,382
Common shares acquired related to employee awards	(23,185)	—	(1,942)	—	—	—	(1,942)
Issuance of restricted stock	64,466	—	—	—	—	—	—
Stock-based compensation	—	—	4,252	—	—	—	4,252
Common stock dividends ($0.49 per share)	—	—	—	—	—	(50,625)	(50,625)
Deposits to deferred compensation plan	(36,233)	—	2,120	36,233	(2,120)	—	—
Balance as of March 31, 2025	102,790,614	1,030	3,834,924	533,423	(33,217)	92,788	$3,895,525
Net income	—	—	—	—	—	93,273	93,273
Issuance of common stock, net of issuance costs of $0	14,195	—	—	—	—	—	—
Forfeiture of common stock related to employee awards	(5,713)	—	—	—	—	—	—
Common shares acquired related to employee awards	(1,347)	—	(51)	—	—	—	(51)
Issuance of restricted stock	1,777	—	—	—	—	—	—
Stock-based compensation	—	—	4,870	—	—	—	4,870
Common stock dividends ($0.49 per share)	—	—	—	—	—	(50,629)	(50,629)
Balance as of June 30, 2025	102,799,526	1,030	3,839,743	533,423	(33,217)	135,432	3,942,988
Net income	—	—	—	—	—	103,376	103,376
Common shares acquired related to employee awards	(22,446)	—	(1,293)	—	—	—	(1,293)
Issuance of restricted stock	84,718	—	—	—	—	—	—
Stock-based compensation	—	—	4,276	—	—	—	4,276
Common stock dividends ($0.52 per share)	—	—	—	—	—	(53,767)	(53,767)
Balance as of September 30, 2025	102,861,798	$1,030	$3,842,726	533,423	$(33,217)	$185,041	$3,995,580

Nine months ended September 30, 2024:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2023	87,487,098	$876	$2,849,961	508,663	$(31,788)	$95,578	$2,914,627
Net income	—	—	—	—	—	36,059	36,059
Issuance of common stock, net of issuance costs of $3,226	8,678,278	87	534,955	—	—	—	535,042
Forfeiture of common stock related to employee awards	(9,324)	—	—	—	—	—	—
Common shares acquired related to employee awards	(14,517)	—	(983)	—	—	—	(983)
Issuance of restricted stock	53,904	—	—	—	—	—	—
Stock-based compensation	—	—	3,356	—	—	—	3,356
Common stock dividends ($0.45 per share)	—	—	—	—	—	(43,517)	(43,517)
Balance as of March 31, 2024	96,195,439	963	3,387,289	508,663	(31,788)	88,120	$3,444,584
Net income	—	—	—	—	—	35,696	35,696
Issuance of common stock, net of issuance costs of $0	11,385	1	—	—	—	—	1
Forfeiture of common stock related to employee awards	(7,013)	—	—	—	—	—	—
Common shares acquired related to employee awards	(874)	—	(55)	—	—	—	(55)
Issuance of restricted stock	13,306	—	—	—	—	—	—
Stock-based compensation	—	—	3,988	—	—	—	3,988
Common stock dividends ($0.45 per share)	—	—	—	—	—	(43,529)	(43,529)
Balance as of June 30, 2024	96,212,243	964	3,391,222	508,663	(31,788)	80,287	3,440,685
Net income	—	—	—	—	—	36,639	36,639
Issuance of common stock, net of issuance costs of $3,088	2,976,266	30	201,341	—	—	—	201,371
Common shares acquired related to employee awards	(32,650)	—	(2,306)	—	—	—	(2,306)
Issuance of restricted stock	71,170	—	—	—	—	—	—
Stock-based compensation	—	—	3,777	—	—	—	3,777
Common stock dividends ($0.49 per share)	—	—	—	—	—	(48,871)	(48,871)
Balance as of September 30, 2024	99,227,029	$994	$3,594,034	508,663	$(31,788)	$68,055	$3,631,295
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$244,775	$108,394
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(12,014)	(6,517)
Amortization of lease intangibles	(16,267)	(12,414)
Depreciation and amortization	83,329	68,009
Gain on sales of real estate investments	(128,897)	(5,715)
Deferred financing cost and mortgage fair value adjustment amortization	2,548	1,148
Stock-based compensation	13,398	11,121
Changes in assets and liabilities
Other assets	(3,076)	(2,745)
Accounts payable and other liabilities	17,800	20,080
Net cash provided by operating activities	201,596	181,361
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(604,219)	(476,832)
Proceeds from sales of real estate investments, net	234,082	10,172
Additions to construction in progress	(58,649)	(108,148)
Additions to buildings, improvements and leasing costs	(42,970)	(30,635)
Net cash used in investing activities	(471,756)	(605,443)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	237,423	742,728
Issuance costs on issuance of common stock	(3,443)	(5,704)
Repurchase of common stock related to employee awards	(3,286)	(3,344)
Borrowings on credit facility	360,000	—
Payments on credit facility	(162,000)	—
Payments on senior unsecured notes	—	(100,000)
Payment of deferred financing costs	—	(5,805)
Dividends paid to common stockholders	(150,125)	(126,098)
Net cash provided by financing activities	278,569	501,777
Net increase in cash and cash equivalents and restricted cash	8,409	77,695
Cash and cash equivalents and restricted cash at beginning of period	18,352	166,236
Cash and cash equivalents and restricted cash at end of period	$26,761	$243,931
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$21,421	$24,733
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	22,365	36,104
Non-cash issuance of common stock to the deferred compensation plan	(2,120)	—
Lease liability arising from recognition of right-of-use asset	—	2,264
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$638,323	$499,415
Assumption of other assets and liabilities	(34,104)	(22,583)
Net cash paid for property acquisitions	$604,219	$476,832

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. All square feet, acres, occupancy and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of September 30, 2025, the Company owned 307 buildings (including one property consisting of two buildings held for sale) aggregating approximately 20.2 million square feet, 44 improved land parcels consisting of approximately 146.4 acres, six properties under development or redevelopment and approximately 10.7 acres of land for future development.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three or nine months ended September 30, 2025 or 2024.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $5.9 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $16.3 million and $12.4 million for the nine months ended September 30, 2025 and 2024, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of September 30, 2025 was 7.7 years. As of September 30, 2025 and December 31, 2024, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	September 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$227,480	$(125,939)	$101,541	$203,386	$(111,927)	$91,459
Above-market leases	5,415	(3,602)	1,813	5,089	(3,723)	1,366
Below-market leases	(215,423)	83,819	(131,604)	(185,995)	69,453	(116,542)
Total	$17,472	$(45,722)	$(28,250)	$22,480	$(46,197)	$(23,717)

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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Beginning
Cash and cash equivalents at beginning of period	$18,070	$165,400
Restricted cash	282	836
Cash and cash equivalents and restricted cash	18,352	166,236
Ending
Cash and cash equivalents at end of period	26,153	243,670
Restricted cash	608	261
Cash and cash equivalents and restricted cash	26,761	243,931
Net increase in cash and cash equivalents and restricted cash	$8,409	$77,695
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

As of September 30, 2025 and December 31, 2024, approximately $73.4 million and $62.9 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $6.0 million and $3.4 million as of September 30, 2025 and December 31, 2024, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of deferred financing costs and net of accumulated amortization in the aggregate of approximately $16.9 million and $15.2 million as of September 30, 2025 and December 31, 2024, respectively.
Mortgage Fair Value Adjustment. Mortgage fair value adjustment represents the excess of the principal debt assumed over the fair value of debt assumed in connection with property acquisitions. The adjustment is being amortized to interest expense over the term of the related debt instrument using the effective interest method. The net unamortized fair value mortgage adjustment as of September 30, 2025 and December 31, 2024 was approximately $2.7 million and $3.6 million, respectively, and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
Income Taxes. The Company elected to be taxed as a REIT under the Code and operates as such beginning with its taxable year ended December 31, 2010. In addition, certain properties are held indirectly through subsidiaries that also elected to qualify as REITs under the Code and operate as such for federal income tax purposes. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If it fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants it relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of September 30, 2025 and December 31, 2024, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of September 30, 2025, include years 2021 to 2024 for federal purposes.
Stock-Based Compensation and Other Long-Term Incentive Compensation. The Company follows the provisions of ASC 718, Compensation-Stock Compensation, to account for its stock-based compensation plan, which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. The Company’s 2025 Equity Incentive Plan (the “2025 Plan”) provides, and the 2019 Equity Incentive Plan (the “2019 Plan”) previously provided, for the grant of restricted stock awards, performance share awards, unrestricted shares or any combination of the foregoing. Stock-based compensation is recognized as a general and administrative expense in the accompanying consolidated statements of operations and measured at the fair value of the award on the date of grant. The Company estimates the forfeiture rate based on historical experience as well as expected behavior. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the stock-based award.
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
As of September 30, 2025, the Company owned 68 buildings aggregating approximately 4.1 million square feet and 13 improved land parcels consisting of approximately 62.3 acres located in New York City/Northern New Jersey, which accounted for a combined percentage of approximately 28.1% of its annualized base rent. Such annualized base rent is based on contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements as of September 30, 2025, multiplied by 12.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of September 30, 2025.
Note 4. Investments in Real Estate

During the three months ended September 30, 2025, the Company acquired two industrial properties and one portfolio of industrial properties with a total initial investment, including acquisition costs, of approximately $485.5 million, of which $319.0 million was recorded to land, $146.4 million to buildings and improvements, and $20.1 million to intangible assets. Additionally, the Company assumed $7.4 million in liabilities.
During the nine months ended September 30, 2025, the Company acquired eight industrial properties and one portfolio of industrial properties with a total initial investment, including acquisition costs, of approximately $638.3 million, of which $438.7 million was recorded to land, $171.3 million to buildings and improvements, and $28.3 million to intangible assets. Additionally, the Company assumed $34.3 million in liabilities.
The Company recorded revenues and net income for the three months ended September 30, 2025 of approximately $4.9 million and $2.2 million, respectively, and recorded revenues and net income for the nine months ended September 30, 2025 of approximately $5.4 million and $2.4 million, respectively, related to the 2025 acquisitions.
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
The above assets and liabilities were recorded using fair value, which uses Level 3 inputs. The purchase price for each acquisition was allocated to the individual acquired assets and liabilities based on their relative fair values. The properties were acquired from unrelated third parties using existing cash on hand, proceeds from property sales and issuances of common stock and borrowings on the revolving credit facility.
As of September 30, 2025, the Company had six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 0.9 million square feet. Additionally, the Company owned approximately 10.7 acres of land for future development that, upon completion, will consist of one building of approximately 0.2 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment and the land for future development as of September 30, 2025:

Property Name	Location	Total Expected Investment (in thousands) [1]	Estimated Post-Development Square Feet
Properties under development or redevelopment:
Countyline Phase IV [2]
Countyline Building 32	Hialeah, FL	$43,400	164,300
Countyline Building 34	Hialeah, FL	55,300	219,900
Countyline Building 36	Hialeah, FL	54,100	213,600
Paterson Plank III	Carlstadt, NJ	35,200	47,300
27th Street	Queens, NY	40,200	47,500
139th Street [3]	Gardena, CA	104,600	223,500
Total		$332,800	916,100

Land for future development:
Countyline Phase IV [2]
Countyline Phase IV Land	Hialeah, FL	$58,400	219,700
Total		$58,400	219,700
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
During 2025, the Company completed the development or redevelopment of two properties. The following table summarizes certain information with respect to the development and redevelopment properties completed during the nine months ended September 30, 2025:

Property Name	Location	Total Expected Investment (in thousands) [1]	Post-Development Square Feet	Completion Quarter
East Garry Avenue	Santa Ana, CA	$41,300	91,500	Q1 2025
Countyline Building 33	Hialeah, FL	39,900	158,000	Q3 2025
Total		$81,200	249,500
1Total investment for the properties includes the initial purchase price, buyer’s due diligence and closing costs, redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
The Company capitalized interest associated with development, redevelopment, renovation or expansion activities of approximately $1.4 million and $2.7 million during the three months ended September 30, 2025 and 2024, respectively, and approximately $3.8 million and $8.7 million during the nine months ended September 30, 2025 and 2024, respectively.
Note 5. Held for Sale/Disposed Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of September 30, 2025, the Company had one property held for sale. The property consists of two buildings located in the New York City/Northern New Jersey market (net book value of approximately $30.4 million and net liabilities of approximately $0.2 million) and was sold on October 6, 2025 for a sales price of approximately $144.2 million.
The following table summarizes the properties sold by the Company during the nine months ended September 30, 2025 (dollars in thousands):

Market	Number of Properties	Number of Buildings	Total Sales Price	Total Gain
Los Angeles	2	5	$108,000	$54,170
Miami	1	6	82,300	55,534
San Francisco Bay Area	2	2	24,880	11,842
Seattle	2	1	27,000	7,351
Total	7	14	$242,180	$128,897
The following table summarizes the properties sold by the Company during the nine months ended September 30, 2024 (dollars in thousands):

Market	Number of Properties	Number of Buildings	Total Sales Price	Total Gain
Seattle	1	1	$11,000	$5,715
Note 6. Debt
The following table summarizes the components of the Company’s indebtedness as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024	Margin Above SOFR	Interest Rate [1]	Contractual Maturity Date
Unsecured Debt:
Credit Facility	$280,000	$82,000	1.1% [2]	5.3%	1/15/2029
5-Year Term Loan	100,000	100,000	1.3% [2]	5.4%	1/15/2027
5-Year Term Loan	100,000	100,000	1.3% [2]	5.5%	1/15/2028
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [3]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [3]	100,000	100,000	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [3]	125,000	125,000	n/a	2.4%	8/17/2030
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	2.8%	7/15/2031
Total Unsecured Debt	955,000	757,000

Secured Debt:
280 Richards Street	72,879	72,879	n/a	3.9%	3/1/2028
Total Secured Debt	72,879	72,879
Total Unsecured and Secured Debt	1,027,879	829,879
Less: Unamortized fair value adjustment and debt issuance costs	(5,018)	(6,442)
Total	$1,022,861	$823,437

1Reflects the contractual interest rate under the terms of each loan as of September 30, 2025. Excludes the effects of unamortized debt issuance costs.
2The interest rates on these loans are the Secured Overnight Financing Rate (“SOFR”) plus a SOFR margin. The SOFR margins will range from 1.10% to 1.55% (1.10% as of September 30, 2025) for the revolving credit facility and 1.25% to 1.75% (1.25% as of September 30, 2025) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment.
3Collectively, the “Senior Unsecured Notes”.

The Company’s Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $600.0 million revolving credit facility that matures in January 2029, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of September 30, 2025, there were $280.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. As of December 31, 2024, there were $82.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.

The aggregate amount of the Amended Facility may be increased by up to an additional $450.0 million to a maximum aggregate amount not to exceed $1.25 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $600.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of September 30, 2025) for the revolving credit facility and 1.25% to 1.75% (1.25% as of September 30, 2025) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of September 30, 2025 and December 31, 2024.
As of September 30, 2025, the Company had one mortgage loan payable totaling approximately $70.0 million, net of deferred financing costs of $0.1 million and unamortized fair value adjustment of approximately $2.7 million, which bore interest at a weighted average fixed annual rate of 3.9%. The mortgage loan payable is collateralized by one property, is non-recourse and requires monthly interest payments until it matures in March 2028. As of December 31, 2024, the Company had one mortgage loan payable totaling approximately $69.1 million, net of deferred financing costs of $0.2 million and unamortized fair value adjustment of approximately $3.6 million.

The scheduled principal payments of the Company’s debt as of September 30, 2025 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Mortgage Loan Payable	Total Debt
Remainder of 2025	$—	$—	$—	$—	$—
2026	—	—	50,000	—	50,000
2027	—	100,000	50,000	—	150,000
2028	—	100,000	100,000	72,879	272,879
2029	280,000	—	100,000	—	380,000
Thereafter	—	—	175,000	—	175,000
Subtotal	280,000	200,000	475,000	72,879	1,027,879
Unamortized fair value adjustment	—	—	—	(2,739)	(2,739)
Total Debt	280,000	200,000	475,000	70,140	1,025,140
Deferred financing costs, net	—	(443)	(1,696)	(140)	(2,279)
Total Debt, net	$280,000	$199,557	$473,304	$70,000	$1,022,861
Weighted average interest rate	5.3%	5.5%	3.0%	3.9%	4.2%
Note 7. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of September 30, 2025. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

Remainder of 2025	$81,935
2026	330,956
2027	284,844
2028	230,245
2029	177,194
Thereafter	492,224
Total	$1,597,398
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
Financial Instruments Disclosed at Fair Value. As of September 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s mortgage loan and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.

The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
September 30, 2025	$995,932	$—	$995,932	$—	$1,022,861
December 31, 2024	$773,456	$—	$773,456	$—	$823,437
Note 9. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$500 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million (approximately $200.8 million remaining as of September 30, 2025) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $500 Million ATM Program, the Company had a previous at-the-market equity offering program (the “Previous $500 Million ATM Program”), which was substantially utilized as of August 27, 2024 and is no longer active. Actual sales under the $500 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three months ended September 30, 2025, the Company did not issue any common stock under the $500 Million ATM Program. During the nine months ended September 30, 2025, the Company issued an aggregate of 3,506,371 shares of common stock at a weighted average offering price of $67.71 per share under the $500 Million ATM Program, resulting in net proceeds of approximately $234.0 million and paying total compensation to the applicable sales agents of approximately $3.4 million. During the three and nine months ended September 30, 2024, the Company issued an aggregate of 2,976,266 and 5,329,544 shares, respectively, of common stock at a weighted average offering price of $68.70 and $66.62 per share, respectively, under the Previous $500 Million ATM Program and the $500 Million ATM Program, resulting in net proceeds or approximately $201.5 million and $349.9 million, respectively, and paying total compensation to the applicable sales agents of approximately $3.0 million and $5.1 million, respectively.
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
In connection with the Annual Meeting of Stockholders on May 6, 2025, the Company granted a total of 14,195 unrestricted shares of the Company's common stock to its independent directors under the 2019 Plan with a grant date fair value per share of $56.36. The grant date fair value of the common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.8 million in compensation costs for the nine months ended September 30, 2025 related to this issuance.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2026. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2025, the Company had not repurchased any shares of common stock pursuant to its share repurchase program.
The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During both the three months ended September 30, 2025 and 2024, no shares of common stock were deposited into the Deferred Compensation Plan. During the nine months ended September 30, 2025 and 2024, 36,233 and 0 shares of common stock, respectively, were deposited into the Deferred Compensation Plan. During each of the three and nine months ended September 30, 2025 and 2024, no shares of common stock were withdrawn from the Deferred Compensation Plan.
On May 6, 2025, the Company’s stockholders approved the 2025 Plan, which replaced the 2019 Plan. As of September 30, 2025, there were 2,258,368 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2025 Plan, of which 2,163,391 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to September 30, 2025 ranged from $14.20 to $78.33. The fair value of the restricted stock that was granted during the three and nine months ended September 30, 2025 was approximately $4.7 million and $9.0 million, respectively, and the vesting period for the restricted stock is typically between three and five years. As of September 30, 2025, the Company had approximately $18.4 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.1 years. The Company recognized compensation costs of approximately $2.0 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $5.7 million and $5.0 million for the nine months ended September 30, 2025 and 2024, respectively, related to the restricted stock issuances.
The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the nine months ended September 30, 2025:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2024	426,388	$63.06
Granted	150,961	59.90
Forfeited	(5,713)	62.36
Vested	(97,731)	61.69
Non-vested shares outstanding as of September 30, 2025	473,905	$62.34
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of September 30, 2025:

Non-vested Shares Vesting Schedule	Number of Shares
Remainder of 2025	—
2026	98,401
2027	124,619
2028	94,997
2029	71,170
Thereafter	84,718
Total Non-vested Shares	473,905
Long-Term Incentive Plan:
As of September 30, 2025, there were three open performance measurement periods for the Performance Share awards: January 1, 2023 to December 31, 2025, January 1, 2024 to December 31, 2026, and January 1, 2025 to December 31, 2027. During the nine months ended September 30, 2025, the Company issued 41,192 shares of common stock at a price of $58.51 per share related to the Performance Share awards for the performance period from January 1, 2022 to December 31, 2024.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2022 and includes the forfeiture of certain of the Performance Share awards during 2024 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant [1]	Expense for the Three Months Ended September 30,		Expense for the Nine Months Ended September 30,
		2025	2024	2025	2024
January 1, 2022 - December 31, 2024	$5,618	$—	$468	$—	$1,276
January 1, 2023 - December 31, 2025	8,583	715	715	2,145	1,955
January 1, 2024 - December 31, 2026	9,261	772	772	2,316	2,298
January 1, 2025 - December 31, 2027	9,824	819	—	2,457	—
Total	$33,286	$2,306	$1,955	$6,918	$5,529
1     Reflects the fair value on date of grant for all performance shares outstanding at September 30, 2025.
Dividends:
The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2025:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2025	Common Stock	$0.49	February 4, 2025	March 27, 2025	April 4, 2025
June 30, 2025	Common Stock	$0.49	May 6, 2025	June 27, 2025	July 11, 2025
September 30, 2025	Common Stock	$0.52	August 5, 2025	September 29, 2025	October 10, 2025
Note 10. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the three and nine months ended September 30, 2025 and 2024.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 461,977 and 422,856 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2025 and 2024, respectively, and 449,279 and 430,782 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2025 and 2024, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 223,796 and 309,002 for the three months ended September 30, 2025 and 2024, respectively, and 221,880 and 344,356 for the nine months ended September 30, 2025 and 2024, respectively.
Note 11. Commitments and Contingencies
Contractual Commitments. As of November 4, 2025, the Company had three outstanding contracts with third-party sellers to acquire three industrial properties for a total purchase price of approximately $82.3 million. There is no assurance that the Company will acquire the properties under contracts because the proposed acquisitions are subject to due diligence and various closing conditions.

As of November 4, 2025, the Company had executed one non-binding letter of intent with a third-party seller to acquire one industrial property for a total anticipated purchase price of approximately $11.4 million. In the normal course of its business, the Company enters into non-binding letters of intent to purchase properties from third parties that may obligate the Company to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that the Company will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchases on the terms described or at all.
Note 12. Subsequent Events
On October 6, 2025, the Company sold one industrial property in South Brunswick, NJ, for a total sales price of approximately $144.2 million (net book value of approximately $30.4 million). The property was held for sale as of September 30, 2025.
On October 15, 2025, the Company acquired one industrial property in South San Francisco, CA, for a total purchase price of approximately $5.6 million. The property was acquired from an unrelated third party using existing cash on hand.
On October 31, 2025, the Company executed a lease for 226,000 square feet in Newark, California. The lease commenced November 1, 2025 and will expire May 2036. To facilitate the new lease, the Company terminated, effective October 31, 2025, the in-place lease that was set to expire June 2030 and the Company received a $13.5 million early termination payment from the prior tenant. Additionally, for the three-months ended December 31, 2025, the write-off of the below-market lease and straight-line rent related to the early termination of the prior lease will result in a net increase in revenue of approximately $4.4 million and the write-off of intangible assets will result in a net increase in depreciation and amortization expense of approximately $4.8 million.
On November 4, 2025, the Company’s Board of Directors declared a cash dividend in the amount of $0.52 per share of its common stock payable on January 9, 2026 to the stockholders of record as of the close of business on December 15, 2025.

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 5, 2025, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which was filed with the Securities and Exchange Commission on May 7, 2025, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which was filed with the Securities and Exchange Commission on August 6, 2025, in this Quarterly Report on Form 10-Q, and in our other public filings;
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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 80.4% of our total annualized base rent as of September 30, 2025), flex (including light industrial and research and development, or R&D) (approximately 3.4%), transshipment (approximately 6.2%) and improved land (approximately 10.0%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of September 30, 2025, we owned a total of 307 buildings (including one property consisting of two buildings held for sale) aggregating approximately 20.2 million square feet, 44 improved land parcels consisting of approximately 146.4 acres, six properties under development or redevelopment and approximately 10.7 acres of land for future development. As of September 30, 2025, our buildings and improved land parcels were approximately 96.2% and 93.6% leased, respectively, to 676 customers, the largest of which accounted for approximately 5.0% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of September 30, 2025:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	270	$281,756	80.4%
Flex	16	11,782	3.4%
Transshipment	21	21,888	6.2%
Improved land	44	35,081	10.0%
Total	351	$350,507	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2025, multiplied by 12.

The following table summarizes by market our investments in real estate as of September 30, 2025:

	New York City/Northern New Jersey	Los Angeles	Miami	San Francisco Bay Area	Seattle	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	68	61	41	56	53	28	307
Rentable Square Feet	4,059,909	2,626,153	4,659,694	3,190,139	3,435,775	2,180,643	20,152,313
% of Total	20.2%	13.0%	23.2%	15.8%	17.0%	10.8%	100.0%
Occupancy % as of September 30, 2025	95.4%	98.7%	93.3%	98.8%	96.8%	96.4%	96.2%
Annualized Base Rent (in thousands) [1]	$84,246	$44,529	$55,746	$52,451	$46,892	$31,562	$315,426
% of Total	26.7%	14.1%	17.7%	16.6%	14.9%	10.0%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$21.75	$17.18	$12.83	$16.65	$14.10	$15.02	$16.27
Weighted Average Remaining Lease Term (Years) [2]	3.7	5.9	5.4	3.4	3.1	2.4	4.1

Investments in Improved Land
Number of Land Parcels	13	13	3	4	9	2	44
Acres	62.3	28.8	9.9	14.3	23.8	7.3	146.4
% of Total	42.5%	19.6%	6.8%	9.8%	16.3%	5.0%	100.0%
Occupancy % as of September 30, 2025	100.0%	89.1%	100.0%	100.0%	73.5%	100.0%	93.6%
Annualized Base Rent (in thousands) [1]	$14,278	$9,319	$2,230	$3,021	$4,786	$1,447	$35,081
% of Total	40.7%	26.6%	6.4%	8.6%	13.6%	4.1%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$5.26	$8.33	$5.18	$4.86	$6.29	$4.56	$5.86
Weighted Average Remaining Lease Term (Years) [2]	3.1	3.4	8.0	5.2	5.0	7.8	4.2

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$98,524	$53,848	$57,976	$55,472	$51,678	$33,009	$350,507
% of Total Annualized Base Rent [1]	28.2%	15.4%	16.5%	15.8%	14.7%	9.4%	100.0%
Gross Book Value (in thousands) [3]	$1,469,224	$891,487	$1,227,318	$843,807	$856,852	$431,914	$5,720,602
% of Total Gross Book Value	25.5%	15.6%	21.5%	14.8%	15.0%	7.6%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2025, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of September 30, 2025, weighted by the respective square footage.
3Includes six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 0.9 million square feet and approximately 10.7 acres of land for future development and one property consisting of two buildings held for sale with a gross book value of approximately $42.6 million.
As of September 30, 2025, we owned six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 0.9 million square feet and approximately 10.7 acres of land for future development, with a total expected investment of approximately $391.2 million, including redevelopment costs, capitalized interest and other costs.

The following table summarizes our capital expenditures incurred during the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
Operating portfolio:
Recurring capital expenditures	$10,583		$10,170		$29,627		$26,287
Non-recurring capital expenditures [1]	3,795		4,498		8,083		10,961
Total	14,378	[2]	14,668	[2]	37,710	[3]	37,248	[3]

Properties under development and redevelopment:
Development, redevelopment, renovation and expansion expenditures	11,729		34,814		47,913		101,959
Capitalized interest [4]	1,391		2,722		3,809		8,656
Total	$13,120	[5]	$37,536	[5]	$51,722	[6]	$110,615	[6]
1Consists of costs incurred related to leasing acquired vacancy, renovation, and expansion projects (stabilization capital).
2Includes a net increase in accrued capital expenditures for the operating portfolio of approximately $0.3 million during the three months ended September 30, 2025 and a net increase of approximately $0.9 million during the three months ended September 30, 2024.
3Includes a net decrease in accrued capital expenditures for the operating portfolio of approximately $5.2 million during the nine months ended September 30, 2025 and a net increase of approximately $6.7 million during the nine months ended September 30, 2024.
4Consists of capitalized interest associated with development, redevelopment, renovation and expansion activities. We do not capitalize any general and administrative costs associated with these activities.
5Includes a net decrease in accrued capital expenditures for properties under development and redevelopment of approximately $2.8 million during the three months ended September 30, 2025 and a net increase of approximately $0.9 million during the three months ended September 30, 2024.
6Includes a net decrease in accrued capital expenditures for properties under development and redevelopment of approximately $6.9 million during the nine months ended September 30, 2025 and a net increase of approximately $2.5 million during the nine months ended September 30, 2024.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 96.6% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of September 30, 2025 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Improved Land Acreage	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent [2]
1	Amazon.com	5	783,880	3.9%	—	$17,457	5.0%
2	FedEx Corporation	6	308,889	1.5%	7.7	7,738	2.2%
3	Danaher	3	171,707	0.9%	—	4,739	1.4%
4	Imperial Bag & Paper Co LLC	1	505,729	2.5%	—	4,729	1.3%
5	United States Government	8	316,796	1.6%	—	4,627	1.3%
6	O'Neill Logistics	2	429,692	2.1%	—	4,626	1.3%
7	Meta Platforms, Inc.	2	299,775	1.5%	—	4,583	1.3%
8	District of Columbia	8	245,888	1.2%	—	3,722	1.1%
9	Fisica Inc. (previously L3 Harris Applied Technologies, Inc.)	1	181,022	0.9%	2.3	3,640	1.0%
10	MD Turbines Inc.	2	284,161	1.4%	—	3,580	1.0%
11	International Cargo Terminals Inc.	1	31,601	0.2%	—	3,501	1.0%
12	Motivate LLC	3	101,234	0.5%	—	3,169	0.9%
13	Home Depot U.S.A., Inc.	1	134,400	0.7%	—	2,905	0.8%
14	Costco-Innovel Solutions LLC	2	219,910	1.1%	2.8	2,760	0.8%
15	Lucid USA, Inc.	1	161,680	0.8%		2,756	0.8%
16	Sentury Tire USA Inc.	1	161,787	0.8%	—	2,710	0.8%
17	Port Kearny Security, Inc.	1	—	—%	16.9	2,546	0.7%
18	Sarcona Management Corporation	2	28,124	0.1%	4.9	2,413	0.7%
19	F. W. Webb Company	1	33,414	0.2%	—	2,400	0.7%
20	Triton Logistics Inc.	1	190,907	0.9%	—	2,349	0.7%
	Total	52	4,590,596	22.8%	34.6	$86,950	24.8%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2025, multiplied by 12.
2Total annualized base rent is calculated as contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements, as of September 30, 2025, multiplied by 12.
The following tables summarize the anticipated lease expirations for leases in place as of September 30, 2025, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Buildings:
Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
Remainder of 2025 [1]	554,830	2.8%	$11,271	2.8%
2026	3,434,024	17.0%	54,619	13.8%
2027	2,838,704	14.1%	48,264	12.2%
2028	2,928,024	14.5%	57,157	14.4%
2029	2,386,681	11.8%	48,692	12.3%
Thereafter	7,246,079	36.0%	137,044	34.4%
Total	19,388,342	96.2%	$357,047	89.9%

Improved Land Parcels:
Year	Improved Land Acreage	% of Total Improved Land Acreage	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
Remainder of 2025 [4]	2.3	1.6%	$990	0.2%
2026	17.9	12.2%	4,819	1.2%
2027	14.1	9.6%	3,906	1.0%
2028	26.4	18.0%	7,430	1.9%
2029	12.1	8.3%	2,964	0.7%
Thereafter	64.1	43.9%	20,012	5.1%
Total	136.9	93.6%	$40,121	10.1%

Total Buildings and Improved Land Parcels:
Year	Total Annualized Base Rent (in thousands)[3]	% of Total Annualized Base Rent [3]
Remainder of 2025 [5]	$12,261	3.0%
2026	59,438	15.0%
2027	52,170	13.2%
2028	64,587	16.3%
2029	51,656	13.0%
Thereafter	157,056	39.5%
Total	$397,168	100.0%
1Includes leases that expire on or after September 30, 2025 and month-to-month leases totaling approximately 89,554 square feet. Approximately 0.3 million square feet of the space expiring during 2025 has either been renewed or pre-leased as of September 30, 2025.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of September 30, 2025, multiplied by 12.
3Total annualized base rent is calculated as contractual monthly base rent per the leases at expiration, for all buildings and/or improved land parcels, excluding any partial or full rent abatements, as of September 30, 2025, multiplied by 12.
4Includes leases that expire on or after September 30, 2025 and month-to-month leases totaling approximately 2.4 acres.
5Includes leases that expire on or after September 30, 2025 and month-to-month leases disclosed in footnotes 1 and 4 of the table.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of September 30, 2025, leases representing approximately 3.0% of the total annualized base rent of our portfolio are scheduled to expire during the remainder of the year ending December 31, 2025. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our remaining 2025 expirations will be above the rates currently being paid for the same space. Cash rent changes on new and renewed leases totaling approximately 0.6 million square feet and 8.0 acres of improved land commencing during the three months ended September 30, 2025 were approximately 17.2% higher as compared to the previous rental rates for that same space, and cash rent changes on new and renewed leases totaling approximately 2.0 million square feet and 21.5 acres commencing during the nine months ended September 30, 2025 were approximately 23.8% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio for the operating portfolio of 68.7% and 70.8%, respectively, for the three and nine months ended September 30, 2025. We had a tenant retention ratio for the improved land portfolio of 100.0% and 74.1%, respectively, for the three and nine months ended September 30, 2025. We define tenant retention ratio as the square footage or acreage of all leases commenced during the period that are rented by existing tenants divided by the square footage or acreage of all expiring leases during the reporting period. The square footage or acreage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.

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
Recent Developments
Acquisition Activity
During the three months ended September 30, 2025, we acquired two industrial properties and one portfolio of industrial properties, for a total purchase price of approximately $472.6 million. The properties were acquired from unrelated third parties using existing cash on hand and proceeds from dispositions. The following table sets forth the industrial properties we acquired during the three months ended September 30, 2025:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
3700 & 3730 Redondo Beach Ave	Redondo Beach, CA	August 8, 2025	2	100,000	$35,500	5.8%
Multi-market portfolio	Various	August 12, 2025; September 9, 2025	12	1,200,000	426,900	5.0%
258 Littlefield Ave	South San Francisco, CA	September 5, 2025	1	32,000	10,200	5.8%
Total/Weighted Average			15	1,332,000	$472,600	5.1%

1Excludes intangible liabilities. The total aggregate initial investment was approximately $485.5 million, including $9.3 million in capitalized closing costs and acquisition costs, $5.2 million in assumed intangible liabilities and $1.6 million in other credits related to near term capital expenditures and tenant improvements at multiple properties.
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

Development and Redevelopment Activity
As of September 30, 2025, we had six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 0.9 million square feet. Additionally, we owned approximately 10.7 acres of land for future development that, upon completion, will consist of one building of approximately 0.2 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment and the land for future development as of September 30, 2025:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands) [2]	Estimated Stabilized Cap Rate [3]	Estimated Post-Development Square Feet	Estimated Stabilization Quarter	% Pre-leased September 30, 2025
Properties under development or redevelopment:
Countyline Phase IV 4
Countyline Building 32	$43,400	$37,400	6.0%	164,300	Q1 2026	100.0%
Countyline Building 34	55,300	50,400	5.7%	219,900	Q1 2026	100.0%
Countyline Building 36	54,100	19,900	5.8%	213,600	Q2 2027	50.5%
Paterson Plank III	35,200	34,200	3.0%	47,300	Q4 2025	—%
27th Street	40,200	32,600	5.5%	47,500	Q1 2027	—%
139th Street[5]	104,600	42,000	6.1%	223,500	Q2 2028	—%
Total/Weighted Average	$332,800	$216,500	5.6%	916,100		53.7%

Land for future development:
Countyline Phase IV 4
Countyline Phase IV Land	58,400	23,400	6.0%	219,700	2027	N/A
Total	$58,400	$23,400	6.0%	219,700		N/A
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
During the nine months ended September 30, 2025, we completed the development and redevelopment of two properties. The following table summarizes certain information with respect to those development and redevelopment properties completed during the nine months ended September 30, 2025:

Property Name	Location	Total Expected Investment (in thousands) [1]	Estimated Stabilized Cap Rate [2]	Post-Development Square Feet	Completion Quarter
East Garry Avenue	Santa Ana, CA	$41,300	5.1%	91,500	Q1 2025
Countyline Building 33	Hialeah, FL	39,900	5.9%	158,000	Q3 2025
Total/Weighted Average		$81,200	5.5%	249,500
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

We capitalized interest associated with development, redevelopment and expansion activities of approximately $1.4 million and $2.7 million during the three months ended September 30, 2025 and 2024, respectively, and approximately $3.8 million and $8.7 million during the nine months ended September 30, 2025 and 2024, respectively.
Disposition Activity
The following table summarizes the properties we sold during the nine months ended September 30, 2025 (dollars in thousands):

Market	Number of Properties	Number of Buildings	Total Sales Price	Total Gain
Los Angeles	2	5	108,000	54,170
Miami	1	6	82,300	55,534
San Francisco Bay Area	2	2	24,880	11,842
Seattle	2	1	27,000	7,351
Total	7	14	$242,180	$128,897
The following summarizes the condensed results of operations of the properties sold during the three and nine months ended September 30, 2025 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Rental revenues	$469	$3,572	$6,321	$10,330
Tenant expense reimbursements	79	919	1,579	2,564
Property operating expenses	(99)	(976)	(1,884)	(2,926)
Depreciation and amortization	(14)	(639)	(1,462)	(2,012)
Income from operations	$435	$2,876	$4,554	$7,956

ATM Program
We have an at-the-market equity offering program (the “$500 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $500.0 million ($200.8 million remaining as of September 30, 2025) in amounts and at times as we determine from time to time. We intend to use the net proceeds from the offering of the shares under the $500 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions, redevelopments and repayment of indebtedness, including borrowings under our revolving credit facility. During the three months ended September 30, 2025, we did not issue any common stock under the $500 Million ATM Program. During the nine months ended September 30, 2025, we issued an aggregate of 3,506,371 shares of common stock at a weighted average offering price of $67.71 per share under the $500 Million ATM Program, resulting in net proceeds of approximately $234.0 million and paying total compensation to the applicable sales agents of approximately $3.4 million.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2026. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of September 30, 2025, we had not repurchased any shares of our common stock pursuant to our share repurchase program.
Dividend and Distribution Activity
On November 4, 2025, our Board of Directors declared a cash dividend in the amount of $0.52 per share of our common stock payable on January 9, 2026 to the stockholders of record as of the close of business on December 15, 2025.
Contractual Commitments
As of November 4, 2025, we had three outstanding contracts with third-party sellers to acquire three industrial properties for a total purchase price of approximately $82.3 million. There is no assurance that we will acquire the properties under contracts because the proposed acquisitions are subject to due diligence and various closing conditions.
As of November 4, 2025, we had executed one non-binding letter of intent with a third-party seller to acquire one industrial property for a total anticipated purchase price of approximately $11.4 million. In the normal course of its business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchases on the terms described or at all.
Inflation
The U.S. economy experienced a significant increase in inflation rates in recent years. A wide variety of industries and sectors have been, and may continue to be, affected by increasing commodity prices. In recent years, inflation has increased construction costs, including tenant improvements and capital projects, goods and labor, and operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 60.5% of our total rentable square feet and improved land acreage expire within five years, which enables us to seek to replace existing leases with new leases at the then-existing market rate.
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
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 96.6% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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
The analysis of our results below for the three and nine months ended September 30, 2025 and 2024 includes the changes attributable to same store properties. The same store pool for the comparison of the three and nine months ended September 30, 2025 and 2024 includes all properties that were owned and in operation as of September 30, 2025 and since January 1, 2024 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of September 30, 2025. As of September 30, 2025, the same store pool consisted of 237 buildings aggregating approximately 14.1 million square feet representing approximately 70.0% of our total square feet owned and 42 improved land parcels consisting of approximately 142.5 acres representing approximately 97.3% of our total acreage owned. As of September 30, 2025, the non-same store properties, which we acquired, developed or redeveloped, or sold during 2025 and 2024 or were held for sale or in development or redevelopment as of September 30, 2025, consisted of 70 buildings aggregating approximately 6.0 million square feet, two improved land parcels consisting of approximately 3.9 acres, six properties under development or redevelopment and approximately 10.7 acres of land for future development. As of September 30, 2025 and 2024, our consolidated same store pool occupancy was approximately 98.6% and 97.1%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024:

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$65,535	$62,357	$3,178	5.1%
Non-same store operating properties [2]	26,752	16,408	10,344	63.0%
Total rental revenues	92,287	78,765	13,522	17.2%
Tenant expense reimbursements [1]
Same store	18,531	17,655	876	5.0%
Non-same store operating properties [2]	5,430	3,215	2,215	68.9%
Total tenant expense reimbursements	23,961	20,870	3,091	14.8%
Total revenues	116,248	99,635	16,613	16.7%
Property operating expenses
Same store	20,591	20,411	180	0.9%
Non-same store operating properties [2]	7,641	5,188	2,453	47.3%
Total property operating expenses	28,232	25,599	2,633	10.3%
Net operating income [3]
Same store	63,475	59,601	3,874	6.5%
Non-same store operating properties [2]	24,541	14,435	10,106	70.0%
Total net operating income	$88,016	$74,036	$13,980	18.9%
Other costs and expenses
Depreciation and amortization	28,376	24,058	4,318	17.9%
General and administrative	11,581	10,775	806	7.5%
Acquisition costs and other	97	11	86	781.8%
Total other costs and expenses	40,054	34,844	5,210	15.0%
Other income (expense)
Interest and other income	1,369	2,347	(978)	(41.7)%
Interest expense, including amortization	(8,367)	(4,900)	(3,467)	70.8%
Gain on sales of real estate investments	62,412	—	62,412	n/a
Total other income (expense)	55,414	(2,553)	57,967	n/a
Net income	$103,376	$36,639	$66,737	182.1%
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
2Includes 2025 and 2024 acquisitions and dispositions, two improved land parcels, six properties under development or redevelopment and approximately 10.7 acres of land for future development and one property consisting of two buildings held for sale as of September 30, 2025.
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

Revenues. Total revenues increased approximately $16.6 million for the three months ended September 30, 2025 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases during 2025 and 2024, property acquisitions during 2025 and 2024 and increased occupancy in the same store pool. The increase in total revenues was partially offset by property dispositions during 2025. Cash rents on new and renewed leases totaling approximately 0.6 million square feet and 8.0 acres of improved land commencing during the three months ended September 30, 2025 increased approximately 17.2% compared to the previous rental rates. For the three months ended September 30, 2025 and 2024, approximately $3.5 million and $2.1 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.1 million and $10,000, respectively, was recorded in lease termination revenue. Additionally, total revenues for the three months ended September 30, 2025 were partially offset by approximately $0.8 million of bad debt expense.
Property operating expenses. Total property operating expenses increased approximately $2.6 million during the three months ended September 30, 2025 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $2.5 million attributable to property acquisitions during 2025 and 2024 as well as increases in real estate taxes. The increase in total property operating expenses was partially offset by property dispositions during 2025.
Depreciation and amortization. Depreciation and amortization increased approximately $4.3 million during the three months ended September 30, 2025 compared to the same period from the prior year primarily due to property acquisitions during 2025 and 2024, partially offset by property dispositions during 2025.
General and administrative expenses. General and administrative expenses increased approximately $0.8 million during the three months ended September 30, 2025 compared to the same period from the prior year primarily due to increased compensation expenses, including increased restricted stock amortization and LTIP expense, and an increase in the number of employees and salaries compared to the same period from the prior year.
Interest and other income. Interest and other income decreased approximately $1.0 million for the three months ended September 30, 2025 compared to the same period from the prior year primarily due to lower cash and cash equivalent balances and lower interest rates on those balances.
Interest expense, including amortization. Interest expense increased approximately $3.5 million for the three months ended September 30, 2025 compared to the same period from the prior year. This was primarily due to higher outstanding debt during the three months ended September 30, 2025 compared to the same period from the prior year, as well as a decrease in capitalized interest for the development and redevelopment properties.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $62.4 million for the three months ended September 30, 2025 compared to the same period from the prior year. We recognized an aggregate gain of approximately $62.4 million from the sale of three properties during the three months ended September 30, 2025. We did not sell any properties during the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024:

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$191,493	$183,248	$8,245	4.5%
Non-same store operating properties [2]	75,530	36,318	39,212	108.0%
Total rental revenues	267,023	219,566	47,457	21.6%
Tenant expense reimbursements [1]
Same store	55,894	52,207	3,687	7.1%
Non-same store operating properties [2]	15,985	7,139	8,846	123.9%
Total tenant expense reimbursements	71,879	59,346	12,533	21.1%
Total revenues	338,902	278,912	59,990	21.5%
Property operating expenses
Same store	62,321	59,727	2,594	4.3%
Non-same store operating properties [2]	22,586	10,534	12,052	114.4%
Total property operating expenses	84,907	70,261	14,646	20.8%
Net operating income [3]
Same store	185,066	175,728	9,338	5.3%
Non-same store operating properties [2]	68,929	32,923	36,006	109.4%
Total net operating income	$253,995	$208,651	$45,344	21.7%
Other costs and expenses
Depreciation and amortization	83,329	68,009	15,320	22.5%
General and administrative	35,665	31,828	3,837	12.1%
Acquisition costs and other	328	47	281	597.9%
Total other costs and expenses	119,322	99,884	19,438	19.5%
Other income (expense)
Interest and other income	4,536	9,572	(5,036)	(52.6)%
Interest expense, including amortization	(23,331)	(15,660)	(7,671)	49.0%
Gain on sales of real estate investments	128,897	5,715	123,182	2155.4%
Total other income (expense)	110,102	(373)	110,475	n/a
Net income	$244,775	$108,394	$136,381	125.8%
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
2Includes 2025 and 2024 acquisitions and dispositions, two improved land parcels, six properties under development or redevelopment, approximately 10.7 acres of land for future development and one property consisting of two buildings held for sale as of September 30, 2025.
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

Revenues. Total revenues increased approximately $60.0 million for the nine months ended September 30, 2025 compared to the same period from the prior year primarily due to property acquisitions during 2025 and 2024, increased revenue on new and renewed leases, and increased occupancy in the same store pool. The increase in total revenues was partially offset by property dispositions during 2025. Cash rents on new and renewed leases totaling approximately 2.0 million square feet and 21.5 acres commencing during the nine months ended September 30, 2025 increased approximately 23.8% compared to the previous rental rates. For the nine months ended September 30, 2025 and 2024, approximately $10.0 million and $5.4 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.7 million and $0.5 million, respectively, was recorded in lease termination revenue. Total revenues for the nine months ended September 30, 2025 and 2024 were partially offset by approximately $4.0 million and $1.7 million, respectively, of bad debt expense.
Property operating expenses. Total property operating expenses increased approximately $14.6 million during the nine months ended September 30, 2025 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to property acquisitions during 2025 and 2024 as well as increases in real estate taxes. The increase in total property operating expenses was partially offset by property dispositions during 2025.
Depreciation and amortization. Depreciation and amortization increased approximately $15.3 million during the nine months ended September 30, 2025 compared to the same period from the prior year primarily due to property acquisitions during 2025 and 2024, partially offset by property dispositions during 2025.
General and administrative expenses. General and administrative expenses increased approximately $3.8 million for the nine months ended September 30, 2025 compared to the same period from the prior year primarily due to increased compensation expenses, including increased restricted stock amortization, LTIP expense and bonus expense, and an increase in the number of employees and salaries compared to the same period from the prior year.
Interest and other income. Interest and other income decreased approximately $5.0 million during the nine months ended September 30, 2025 compared to the same period from the prior year primarily due to lower cash and cash equivalent balances throughout 2025.
Interest expense, including amortization. Interest expense increased approximately $7.7 million for the nine months ended September 30, 2025 compared to the same period from the prior year. This was primarily due to higher outstanding debt during the nine months ended September 30, 2025, as well as a decrease in capitalized interest for the development and redevelopment properties.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $123.2 million for the nine months ended September 30, 2025 compared to the same period from the prior year. We recognized an aggregate gain of approximately $128.9 million from the sale of seven properties during the nine months ended September 30, 2025, as compared to an aggregate gain of approximately $5.7 million from the sale of one property during the same period from the prior year.
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
Equity Sources of Liquidity
The following sets forth certain information regarding our current at-the-market common stock offering program as of September 30, 2025:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$500 Million ATM Program	August 28, 2024	$500,000	$200,836
The tables below set forth the activity under our at-the-market common stock offering programs during the three and nine months ended September 30, 2025 and 2024, respectively:

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
September 30, 2025	—	$—	$—	$—
September 30, 2024	2,976,266	$68.70	$201,495	$2,964

For the Nine Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
September 30, 2025	3,506,371	$67.71	$233,980	$3,443
September 30, 2024	5,329,544	$66.62	$349,919	$5,148
Debt Sources of Liquidity
As of September 30, 2025, we had $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of senior unsecured notes that mature in August 2030, and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”).
The Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $600.0 million revolving credit facility that matures in January 2029, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of September 30, 2025, there were $280.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. As of December 31, 2024, there were $82.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.
The aggregate amount of the Amended Facility may be increased by up to an additional $450.0 million to a maximum aggregate amount not to exceed $1.25 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $600.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027 and the $100.0 million term loan maturing in January 2028, or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) the Secured

Overnight Financing Rate (“SOFR”) plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of September 30, 2025) for the revolving credit facility and 1.25% to 1.75% (1.25% as of September 30, 2025) for the term loans, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, we had a mortgage loan payable with a total contractual principal amount of approximately $72.9 million which bears interest at a contractual fixed interest rate of 3.9% and matures in March 2028. The mortgage was assumed in an acquisition and was recorded at fair value in the amount of $69.2 million using an effective interest rate of 5.6%. The unamortized fair value adjustment as of September 30, 2025 and December 31, 2024 was approximately $2.7 million and $3.6 million, respectively.
As of September 30, 2025 and December 31, 2024, we held cash and cash equivalents totaling approximately $26.2 million and $18.1 million, respectively.
The following tables summarize our debt maturities and principal payments as of September 30, 2025 and our market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the nine months ended September 30, 2025 and 2024 (dollars in thousands, except per share data):

	Credit Facility	Term Loan	Senior Unsecured Notes	Mortgage Loan Payable	Total Debt
Remainder of 2025	$—	$—	$—	$—	$—
2026	—	—	50,000	—	50,000
2027	—	100,000	50,000	—	150,000
2028	—	100,000	100,000	72,879	272,879
2029	280,000[1]	—	100,000	—	380,000
Thereafter	—	—	175,000	—	175,000
Subtotal	280,000	200,000	475,000	72,879	1,027,879
Unamortized fair value adjustment	—	—	—	(2,739)	(2,739)
Total Debt	280,000	200,000	475,000	70,140	1,025,140
Deferred financing costs, net	—	(443)	(1,696)	(140)	(2,279)
Total Debt, net	$280,000	$199,557	$473,304	$70,000	$1,022,861
Weighted average interest rate	5.3%	5.5%	3.0%	3.9%	4.2%
1As of November 4, 2025, there were $192.5 million of borrowings outstanding on the revolving credit facility.

	As of September 30, 2025		As of September 30, 2024
Total Debt, net	$1,022,861		$672,157
Less: Cash and cash equivalents	(26,153)		(243,670)
Net Debt	$996,708		$428,487
Equity
Common Stock
Shares Outstanding [1]	103,395,221		99,735,692
Market Price [2]	$56.75		$66.83
Total Equity	5,867,679		6,665,336
Total Market Capitalization	$6,890,540		$7,337,493
Total Debt-to-Total Investments in Properties [3]	17.9%		14.3%
Total Debt-to-Total Market Capitalization [4]	14.8%		9.2%
Floating Rate Debt as a % of Total Debt [5]	46.9%		29.7%
Net Income	$244,775		$108,394
Adjusted EBITDA [6]	$236,264		$197,516
Interest Coverage [7]	10.1	x	12.6	x
Fixed Charge Coverage [8]	8.7	x	8.1	x
Net Debt-to-Adjusted EBITDA [9]	3.0	x	1.5	x
Weighted Average Maturity of Total Debt (years)	3.1		4.1

1Includes 473,905 and 426,887 shares of unvested restricted stock outstanding as of September 30, 2025 and 2024, respectively. Also includes 533,423 and 508,663 shares held in the Deferred Compensation Plan as of September 30, 2025 and 2024, respectively.
2Closing price of a share of our common stock on the New York Stock Exchange on September 30, 2025 and 2024, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, net of deferred financing costs, divided by total investments in properties, including one property consisting of two buildings held for sale as of September 30, 2025.
4Total debt-to-total market capitalization is calculated as total debt, net of deferred financing costs, divided by total market capitalization.
5Floating rate debt as a percentage of total debt is calculated as floating rate debt, net of deferred financing costs, divided by total debt, net of deferred financing costs.
6Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the nine months ended September 30, 2025 and 2024, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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
9Net debt-to-Adjusted EBITDA is calculated as net debt divided by annualized Adjusted EBITDA for the three months ended September 30, 2025 and 2024, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for the definitions of Adjusted EBITDA and net debt, a reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA and net debt are useful supplemental measures of our operating performance.

The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2025:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2025	Common Stock	$0.49	February 4, 2025	March 27, 2025	April 4, 2025
June 30, 2025	Common Stock	$0.49	May 6, 2025	June 27, 2025	July 11, 2025
September 30, 2025	Common Stock	$0.52	August 5, 2025	September 29, 2025	October 10, 2025
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $201.6 million for the nine months ended September 30, 2025 compared to approximately $181.4 million for the nine months ended September 30, 2024. This increase in cash provided by operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is primarily attributable to additional cash flows generated from the properties acquired during 2025 and 2024 and increased rents on new, renewed leases at our same store properties and increased occupancy in the same store pool.
Cash From Investing Activities. Net cash used in investing activities was approximately $471.8 million and $605.4 million for the nine months ended September 30, 2025 and 2024, respectively. Such amounts consisted primarily of cash paid for property acquisitions of approximately $604.2 million and $476.8 million, respectively, and additions to capital improvements of approximately $101.6 million and $138.8 million during the nine months ended September 30, 2025 and 2024, respectively. Such amounts were partially offset by proceeds from sales of real estate investments during the nine months ended September 30, 2025 and 2024 of approximately $234.1 million and $10.2 million, respectively.
Cash From Financing Activities. Net cash provided by financing activities was approximately $278.6 million for the nine months ended September 30, 2025, which consisted primarily of approximately $234.0 million in net proceeds from the issuance of common stock, and $360.0 million in revolving credit facility borrowings, partially offset by approximately $150.1 million in equity dividend payments, and repayment of $162.0 million of borrowings on the revolving credit facility. Net cash provided by financing activities was approximately $501.8 million for the nine months ended September 30, 2024, which consisted primarily of approximately $737.0 million in net proceeds from the issuance of common stock, partially offset by approximately $126.1 million in equity dividend payments and payment of a $100.0 million tranche of the Senior Unsecured Notes.
Critical Accounting Policies And Estimates
A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and in the condensed notes to consolidated financial statements in this Quarterly Report on Form 10-Q.
Material Cash Commitments
As of November 4, 2025, we had three outstanding contracts with third-party sellers to acquire three industrial properties for a total purchase price of approximately $82.3 million. There is no assurance that we will acquire the properties under contracts because the proposed acquisitions are subject to due diligence and various closing conditions.

The following table summarizes our material cash commitments due by period as of September 30, 2025 (dollars in thousands):

Material Cash Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$50,000	$422,879	$505,000	$50,000	$1,027,879
Debt interest payments	17,071	27,352	13,500	1,420	59,343
Operating lease commitments	1,000	1,830	720	—	3,550
Material construction contracts	3,580	—	—	—	3,580
Purchase obligations [1]	82,300	—	—	—	82,300
Total	$153,951	$452,061	$519,220	$51,420	$1,176,652
1As of November 4, 2025.

As of November 4, 2025, we had executed one non-binding letter of intent with a third-party seller to acquire one industrial property for a total anticipated purchase price of approximately $11.4 million. In the normal course of its business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchases on the terms described or at all.
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
The following table reflects the calculation of FFO reconciled from net income for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands except per share data):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income	$103,376	$36,639	$66,737	182.1%	$244,775	$108,394	$136,381	125.8%
Gain on sales of real estate investments	(62,412)	—	(62,412)	n/a	(128,897)	(5,715)	(123,182)	2,155.4%
Depreciation and amortization	28,376	24,058	4,318	17.9%	83,329	68,009	15,320	22.5%
Non-real estate depreciation	(37)	(35)	(2)	5.7%	(109)	(113)	4	(3.5)%
Allocation to participating securities [1]	(316)	(260)	(56)	21.5%	(873)	(749)	(124)	16.6%
FFO attributable to common stockholders	$68,987	$60,402	$8,585	14.2%	$198,225	$169,826	$28,399	16.7%
Basic FFO per common share	$0.67	$0.62	$0.05	8.1%	$1.94	$1.80	$0.14	7.8%
Diluted FFO per common share	$0.67	$0.62	$0.05	8.1%	$1.94	$1.80	$0.14	7.8%
Basic weighted average common shares outstanding	102,912,261	97,561,792			102,197,324	94,253,923
Diluted weighted average common shares outstanding	103,136,057	97,870,794			102,419,204	94,598,279
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 461,977 and 422,856 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2025 and 2024, respectively, and 449,279 and 430,782 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2025 and 2024, respectively.
FFO increased by approximately $8.6 million and $28.4 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2024 and 2025 as well as same store NOI growth of approximately $3.9 million and $9.3 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods from the prior year. The FFO increase was partially offset by increased weighted average common shares outstanding and increased general and administrative expenses due to increased restricted stock amortization and other compensation expenses, including an increase in LTIP expense and an increase in the number of employees and salaries for the three and nine months ended September 30, 2025 compared to the same period from the prior year. The increase in FFO was partially offset by approximately $0.8 million and $4.0 million of bad expense for the three and nine months ended September 30, 2025, respectively, and by property dispositions during 2025.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income	$103,376	$36,639	$66,737	182.1%	$244,775	$108,394	$136,381	125.8%
Gain on sales of real estate investments	(62,412)	—	(62,412)	n/a	(128,897)	(5,715)	(123,182)	2,155.4%
Depreciation and amortization	28,376	24,058	4,318	17.9%	83,329	68,009	15,320	22.5%
Interest expense, including amortization	8,367	4,900	3,467	70.8%	23,331	15,660	7,671	49.0%
Stock-based compensation	4,276	3,777	499	13.2%	13,398	11,121	2,277	20.5%
Acquisition costs and other	97	11	86	781.8%	328	47	281	597.9%
Adjusted EBITDA	$82,080	$69,385	$12,695	18.3%	$236,264	$197,516	$38,748	19.6%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of September 30, 2025 and since January 1, 2024 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of September 30, 2025. As of September 30, 2025, the same store pool consisted of 237 buildings aggregating approximately 14.1 million square feet representing approximately 70.0% of our total square feet owned and 42 improved land parcels containing approximately 142.5 acres representing approximately 97.3% of our total acreage owned. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income [1]	$103,376	$36,639	$66,737	182.1%	$244,775	$108,394	$136,381	125.8%
Depreciation and amortization	28,376	24,058	4,318	17.9%	83,329	68,009	15,320	22.5%
General and administrative	11,581	10,775	806	7.5%	35,665	31,828	3,837	12.1%
Acquisition costs and other	97	11	86	781.8%	328	47	281	597.9%
Total other income and expenses	(55,414)	2,553	(57,967)	n/a	(110,102)	373	(110,475)	n/a
Net operating income	88,016	74,036	13,980	18.9%	253,995	208,651	45,344	21.7%
Less non-same store NOI [2]	(24,541)	(14,435)	(10,106)	70.0%	(68,929)	(32,923)	(36,006)	109.4%
Same store NOI	$63,475	$59,601	$3,874	6.5%	$185,066	$175,728	$9,338	5.3%
Less straight-line rents and amortization of lease intangibles [3]	(4,136)	(4,121)	(15)	0.4%	(9,652)	(12,004)	2,352	(19.6)%
Cash-basis same store NOI	$59,339	$55,480	$3,859	7.0%	$175,414	$163,724	$11,690	7.1%
Less termination fee income	(70)	(11)	(59)	536.4%	(485)	(511)	26	(5.1)%
Cash-basis same store NOI excluding termination fees	$59,269	$55,469	$3,800	6.9%	$174,929	$163,213	$11,716	7.2%
1Includes approximately $0.1 million and $10,000 of lease termination income for the three months ended September 30, 2025 and 2024, respectively, and approximately $0.7 million and $0.5 million of lease termination income for the nine months ended September 30, 2025 and 2024, respectively.
2Includes 2025 and 2024 acquisitions and dispositions, two improved land parcels, six properties under development or redevelopment and approximately 10.7 acres of land for future development and one property consisting of two buildings held for sale as of September 30, 2025.
3Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $3.9 million for the three months ended September 30, 2025 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases, contractual rent increases on pre-existing leases and increased occupancy in the same store pool. For the three months ended September 30, 2025 and 2024, total contractual rent abatements of approximately $1.7 million and $0.7 million, respectively, were given to certain tenants in the same store pool and approximately $0.1 million and $10,000, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.3 million of the increase in cash-basis same store NOI for the three months ended September 30, 2025 related to properties that were acquired vacant or with near term expirations in 2024.
Cash-basis same store NOI increased by approximately $11.7 million for the nine months ended September 30, 2025 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases as well as an increase in same store occupancy for the nine months ended compared to the same period from the prior year. For the nine months ended September 30, 2025 and 2024, total contractual rent abatements of approximately $3.5 million and $2.5 million, respectively, were given to certain tenants in the same-store pool. For both the nine months ended September 30, 2025 and 2024, approximately $0.5 million in lease termination income was received from certain tenants in the same store pool. In addition, approximately $0.9 million of the increase in cash-basis same store NOI for the nine months ended September 30, 2025 related to properties that were acquired vacant or with near term expirations in 2024.
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
As of September 30, 2025, we had $480.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on SOFR plus an applicable SOFR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 5.4% as of September 30, 2025. If the SOFR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $1.2 million annually on the total of the outstanding balances on our Amended Facility as of September 30, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Not Applicable.
(b)Not Applicable.
(c)

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
July 1, 2025 - July 31, 2025	—		$—	n/a	n/a
August 1, 2025 - August 31, 2025	22,446		54.27	n/a	n/a
September 1, 2025 - September 30, 2025	—		—	n/a	n/a
Total	22,446	[1]	$54.27	n/a	n/a

(1)     Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.
Item 3.        Defaults Upon Senior Securities.
None.
Item 4.        Mine Safety Disclosures.
Not Applicable.
Item 5.        Other Information.
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 5, 2025.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 5, 2025.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated November 5, 2025.

32.1**	18 U.S.C. § 1350 Certification dated November 5, 2025.

32.2**	18 U.S.C. § 1350 Certification dated November 5, 2025.

32.3**	18 U.S.C. § 1350 Certification dated November 5, 2025.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

November 5, 2025	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 5, 2025	By:	/s/ Michael A. Coke
Michael A. Coke
President

November 5, 2025	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer (Principal Financial and Accounting Officer)