Form 10-K
period 2025-12-31
Terreno Realty Corp
filed 2026-02-04
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold, as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter: $5,685,616,027. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant).
The registrant had 104,178,096 shares of its common stock, $0.01 par value per share, outstanding as of February 2, 2026.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of Terreno Realty Corporation’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2025 fiscal year pursuant to Regulation 14A.

Terreno Realty Corporation

Annual Report on Form 10-K
for the Year Ended December 31, 2025

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
•a decline in economic activity or supply chain disruptions caused by potential geopolitical changes and negotiations of trade polices, tariffs and related government actions;
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
•the impact of any future pandemic, epidemic or outbreak of any highly infectious disease on our business, financial condition and results of operations and that of our tenants;
•the use of artificial intelligence, which could present risks and challenges that may adversely impact our business and operating results or that of our tenants;
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
PART I
Item 1.    Business.
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company” or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 80.5% of our total annualized base rent as of December 31, 2025), flex (including light industrial and research and development, or R&D) (approximately 3.4%), transshipment (approximately 6.0%) and improved land (approximately 10.1%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2025, we owned a total of 309 buildings (including one building held for sale) aggregating approximately 19.8 million square feet, 46 improved land parcels consisting of approximately 147.0 acres and six properties under development or redevelopment. As of December 31, 2025, the buildings and improved land parcels were approximately 96.1% and 95.4% leased, respectively, to 683 customers, the largest of which accounted for approximately 4.9% of our total annualized base rent.
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
Industrial Facility General Characteristics
Warehouse / distribution (approximately 80.5% of our total annualized base rent as of December 31, 2025)

•Single and multiple tenant facilities that typically serve tenants greater than 10,000 square feet of space
•Generally less than 20% office space
•Typical clear height from 18 feet to 36 feet
•May include production/manufacturing areas
•Interior access via dock-high and/or grade-level doors
•Truck court for large and small truck distribution options, possibly including staging for a high volume of truck activity and/or trailer storage
Flex (including light industrial and R&D, approximately 3.4% of our total annualized base rent as of
December 31, 2025)

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

•Enhanced landscaping
Transshipment (approximately 6.0% of our total annualized base rent as of December 31, 2025)

•Includes truck terminals and other transshipment facilities, which serve both single and multiple tenants
•Typically has a high number of dock-high doors, shallow bay depth and lower clear height
•Staging for a high volume of truck activity and trailer storage
Improved land (approximately 10.1% of our total annualized base rent as of December 31, 2025)

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
We do not generally target undeveloped or unimproved industrial land or pursue greenfield ground-up development. Nevertheless, we pursue development, redevelopment, renovation and expansion opportunities of properties that we own, acquire properties and improved land parcels with the intent to redevelop in the near-term, and acquire adjacent land to expand our existing facilities.
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
The properties we acquire may be stabilized (fully leased) or unstabilized (have near term lease expirations or be partially or fully vacant). Since inception in 2010, we have stabilized 134 properties.
We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 45 properties since inception in 2010 for an aggregate sales price of approximately $1.1 billion and a total gain of approximately $570.7 million, producing an unleveraged IRR of 12.7%.
Competitive Strengths
We believe we distinguish ourselves from our competitors through the following competitive advantages:

•Focused Investment Strategy. We invest exclusively in six major coastal U.S. markets and focus on infill locations. We selected our six target markets based upon the experience of our executive management investing and operating in over 50 global industrial markets located in North America, Europe and Asia, the fundamentals of supply and demand, and in anticipation of trends in logistics patterns resulting from population changes, regulatory, geopolitical and physical constraints, changes in technology, e-commerce, the economic and environmental benefits of reducing vehicle miles traveled and other factors. We do not generally target undeveloped or unimproved land or pursue greenfield ground-up development, but we pursue development, redevelopment, renovation and expansion activities.

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

•Long-Term Results. Since our 2010 initial public offering, we have produced the following:
–10.0% compound annual total shareholder return;
–11.1% average cash same store net operating income growth;
–12.7% unleveraged IRR on $1.1 billion of properties sold, with a gain of $570.7 million; and
–11.8% compound annual growth rate in dividends since 2011 dividend initiation.
Our Financing Strategy
The primary objective of our financing strategy is to maintain financial flexibility with a conservative capital structure using retained cash flows, proceeds from dispositions of properties, long-term debt and the issuance of common and perpetual preferred stock to finance our growth. Over the long term, we intend to:

•limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding perpetual preferred stock to less than 30% of our total enterprise value;
•maintain a fixed charge coverage ratio in excess of 2.0x;
•maintain a net debt-to-adjusted EBITDA ratio below 4.5x;
•limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness; and
•have staggered debt maturities that are aligned to our expected average lease term (5-7 years), positioning us to re-price parts of our capital structure as our rental rates change with market conditions.
We intend to preserve a flexible capital structure and maintain our investment grade rating and be in a position to issue additional unsecured debt and perpetual preferred stock. Fitch Ratings assigned us an issuer rating of BBB+ with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our current credit rating is downgraded, it may become difficult or expensive to obtain additional financing or refinance existing obligations and commitments. We intend to primarily utilize senior unsecured notes, term loans, credit facilities, dispositions of properties, and proceeds from the issuance of common stock and perpetual preferred stock. We may also assume debt in connection with property acquisitions which may have a higher loan-to-value ratio.

Our Corporate Structure
We are a Maryland corporation formed on November 6, 2009 and have been publicly held and subject to U.S. Securities and Exchange Commission (“SEC”) reporting obligations since 2010. We are not structured as an Umbrella Partnership Real Estate Investment Trust, or (“UPREIT”), although we could put in place a similar structure to facilitate an acquisition if needed. We currently own our properties indirectly through subsidiaries, including through taxable REIT subsidiaries (“TRS”) and subsidiaries that also elected to qualify as REITs for U.S. federal income tax purposes.
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
Competition
We believe the current market for industrial real estate acquisitions to be highly competitive. We compete for real property investments with pension funds and their advisors, bank and insurance company investment accounts, other public and private real estate investment companies, including other REITs, real estate limited partnerships, owner-users, individuals and other entities engaged in real estate investment activities, some of which have greater financial resources than we do. We believe the leasing of real estate to be competitive. We experience competition for tenants from owners and managers of competing properties. As a result, we may have to provide free rental periods, incur charges for tenant improvements or offer other inducements, all of which may have an adverse impact on our results of operations.
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
We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. We generally obtain “Phase I environmental site assessments”, or (“ESAs”), on each property prior to acquiring it. However, these ESAs may not reveal all environmental costs that might have a material adverse effect on our business, assets, results of operations or liquidity and may not identify all potential environmental liabilities.
In general, we utilize local third-party property managers for day-to-day property management and will rely on these third parties to operate our industrial properties in compliance with applicable federal, state and local environmental laws in their daily operation of the respective properties and to promptly notify us of any environmental contaminations or similar issues. As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (i) future laws or regulations will not impose material environmental liabilities on us, or (ii) the environmental condition of our industrial properties will not be affected by the condition of the properties in the vicinity of our industrial properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. We were not aware of any significant or material exposures as of December 31, 2025 or 2024.
General Uninsured Losses
We carry property and rental loss, liability and terrorism insurance. We believe that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, our properties are located, or may in the future be located, in areas that are subject to earthquake, flood and fire activity. As a result, we have obtained, as applicable, limited earthquake, flood and fire insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although we have obtained coverage for certain acts of terrorism, with policy specifications and insured limits that we believe are commercially reasonable, there can be no assurance that we will be able to collect under such policies. Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, a property. We were not aware of any significant or material exposures as of December 31, 2025 or 2024.
Employees and Human Capital
As of February 3, 2026, we had 47 employees. None of our employees is a member of any union or is subject to a collective bargaining agreement.
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
As an equal opportunity employer, we reward our employees based on merit and their contributions. Our board of directors is diverse in terms of gender, underrepresented communities and work experience. We have designed an executive compensation program intended to (i) align the interests of our executives and stockholders, (ii) motivate our executives to manage our business to meet our near, medium and long-term objectives, (iii) assist in attracting and retaining talented and well-qualified executives, (iv) be competitive with other industrial REITs and (v) encourage and provide the opportunity for our executives to obtain meaningful ownership levels of our stock.
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

Item 1A.    Risk Factors.
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. If any of the following risks occur, our business, financial condition, results of operations and cash flows, our ability to satisfy our debt service obligations and our ability to pay distributions on, and the per share trading price of, our common stock could be adversely affected. These risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Investors should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 4 and should also refer to future quarterly reports on Form 10-Q and current reports on Form 8-K for any material updates to these risk factors.

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

The extent to which any future pandemic, epidemic or outbreak of any highly infectious disease impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted accurately, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Any future pandemic, epidemic or outbreak of any highly infectious disease may materially and adversely affect our businesses, financial condition, results of operations and cash flows and may also have the effect of heightening many of the risks described below and within this “Risk Factors” section.

Events or occurrences that affect areas in which our properties are located may materially adversely impact our financial results.

In addition to general regional, national and international economic conditions that may materially adversely affect our business and financial results, our operating performance may be materially adversely impacted by adverse economic conditions in the specific markets in which we operate and particularly in the markets in which we have significant concentrations of properties. For example, as of December 31, 2025, approximately 17.9% of our rentable square feet and approximately 42.7% of our improved land parcels were located in New York City/Northern New Jersey, representing a combined percentage of approximately 26.6% of our total annualized base rent. See “Item 2 - Properties” in this Annual Report on Form 10-K for additional information regarding our ownership of properties in our markets. Any downturn in the economy in the real estate market or any of the markets in which we own properties and any failure to accurately predict the timing of any economic improvement in these markets could cause our operations and our revenue and cash available for distribution to our stockholders to be materially adversely affected.

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

Although we may directly manage certain properties, in general, we prefer to utilize local third-party managers for day-to-day property management. To the extent we utilize third-party managers, our cash flows from our industrial properties may be adversely affected if our managers fail to provide quality services. In addition, our managers or their affiliates may manage, and in some cases may own, invest in or provide credit support or operating guarantees to industrial properties that compete with our industrial properties, which may result in conflicts of interest and decisions regarding the operation of our industrial properties that are not in our best interests.

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

The use of artificial intelligence presents risks and challenges that may adversely impact our business and operating results or that of our tenants.

We may adopt and integrate generative artificial intelligence and machine learning (collectively, “AI”) tools into our operations to enhance efficiencies and streamline existing systems. However, the development and maintenance of AI tools may entail substantial risks. While these tools hold promise in optimizing processes and driving efficiencies, as with many technological innovations, they also pose inherent risks. These include, but are not limited to, the potential for inaccuracy, bias, intellectual property infringement, or misappropriation, as well as concerns regarding data privacy and cyber security.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.

Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. We face risks associated with security breaches, whether through cyber-attacks or intrusions, malware, computer viruses, attachments to e-mails, people with access or who gain access to our systems and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, which, in turn, may lead to increased costs to protect our network and systems. Recent developments in the cyber threat landscape include the use of AI, as well as an increased number of cyber extortion and ransomware attacks, with the potential for higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodologies. Further, any adoption of AI by us or by third parties may pose new security challenges. Additionally, third-party security events at our vendors or other service providers could impact our data and operations via unauthorized access to, or loss or other compromise of information or disruption of services. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, including but not limited to password protection, ongoing training modules throughout the year, frequent backups and a redundant data system, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could significantly disrupt the proper functioning of our networks and systems and, as a result, disrupt our operations, which could have a material adverse effect on our cash flow, financial condition and results of operations.

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

Our business strategy contemplates the use of both non-recourse secured debt and unsecured debt to finance long-term growth. As of December 31, 2025, we had total debt, net of deferred financing costs and unamortized fair value adjustment, of approximately $943.3 million, which consisted of revolving credit facility borrowings, term loan borrowings, senior unsecured note borrowings and a mortgage loan payable. While over the long term we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding shares of preferred stock to less than 30% of our total enterprise value, our governing documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder approval. We also intend to maintain a fixed charge coverage ratio in excess of 2.0x and a net debt-to-adjusted EBITDA ratio below 4.5x and limit the principal amount of our outstanding floating rate debt to less than 20% of our total consolidated indebtedness but our board of directors may modify or eliminate these limitations at any time without the approval of our stockholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Our existing debt, and the incurrence of additional debt, could subject us to many risks, including the risks that:
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

Certain of our debt, such as our term loans, senior unsecured notes and mortgage loan, require that the principal be repaid at the maturity of the loan, rather than amortized via principal payments over the term of the loan. As of December 31, 2025, the financing arrangements of our outstanding indebtedness could require us to make lump-sum payments of approximately $947.9 million at maturity dates that range from 2026 to 2031. If we do not have sufficient funds to repay existing or future debt at maturity, including debt under our credit facility, term loans and senior unsecured notes, it may be necessary to refinance the debt through additional debt or raise additional funds through equity financings. If the credit environment is constrained at the time of any refinancing, we could have a very difficult time refinancing debt on acceptable terms, or at all. For example, if prevailing interest rates or other factors result in higher interest rates on refinancings, the increase in interest expense would adversely affect our cash flows, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on new debt or disposing of one or more of our industrial properties on disadvantageous terms, potentially resulting in losses. We may also place mortgages on our properties that we own to secure a revolving credit facility or other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our industrial properties that may be pledged to secure our obligations to foreclosure.

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

We have a credit facility, which consists of a $100.0 million term loan that matures in January 2027, a $100.0 million term loan that matures in January 2028, a $200.0 million term loan that matures in January 2031 and a revolving credit facility with $600.0 million in borrowing capacity that matures in January 2029. As of December 31, 2025, the revolving credit facility had an outstanding balance of approximately $200.0 million. We also have $475.0 million of senior unsecured notes outstanding as well as an outstanding mortgage loan with a total contractual principal amount of approximately $72.9 million. We have agreed to guarantee the obligations of the borrower (a wholly-owned subsidiary) under our revolving credit facility, our term loans and our senior unsecured notes. Our revolving credit facility, our term loans and our senior unsecured notes contain, and we expect that our agreements for future indebtedness will contain, financial and operating covenants, such as fixed charge coverage and debt ratios and other limitations that will limit or restrict our ability to make distributions or other payments to our stockholders and may restrict our investment activities. For example, our credit facility restricts distributions if we are in default. These covenants may limit our operating and financial flexibility and our ability to respond to changes in our business or competitive activities in the future and may also restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders or obtain necessary funds.

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

Sales of substantial amounts of shares of our common stock in the public market, including the issuance of our common stock in connection with property, portfolio or business acquisitions, the issuance and vesting of any restricted stock granted to employees under our 2025 Equity Incentive Plan (the “2025 Plan”) and the issuance of our common stock upon the vesting of awards under our Amended and Restated Long-Term Incentive Plan, may be dilutive to existing stockholders and could have an adverse effect on the market price of our common stock.

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
•disruptions in the global supply chain caused by political, regulatory or other factors, including geopolitical issues, terrorism and domestic terrorist attacks;
•disruptions to political, governmental or regulatory systems, including shutdowns of the government and its agencies; and
•the effects of deflation, including credit market dislocation, weakened consumer demand and a decline in general price levels.

In addition, from time to time, we have observed economic uncertainty and geopolitical issues in the United States and abroad, including the conflict between Russia and Ukraine and disruption in the Middle East. If such uncertainties or issues continue or are heightened, it could lead to sustained periods of economic slowdown or recession, continued inflation and higher interest rates or declining demand for real estate. The occurrence of such events or public perception that any of these events may occur could result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would materially adversely affect our financial condition and results of operations. Future terrorist attacks or wars may also result in declining economic activity, which could reduce the demand for, and the value of, our properties and adversely impact our tenants, including their ability to meet obligations under their leases. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our properties.

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

Environmental laws in the United States also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.

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

Government authorities and various interest groups are promoting laws and regulations relating to climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes, due to concerns over contributions to climate change. In addition, laws and regulations at the federal, state and local level aimed at increasing climate-related disclosures, may increase compliance and data collection costs if, and when, such laws and regulations become effective. Further, such laws and regulations may require us to make improvements to our existing properties or result in increased capital expenditures in order to comply with such regulations, as well as increased operating costs that we may not be able to effectively pass on to our tenants. In addition, such laws and regulations could impose substantial costs on our tenants, including, for example, an increase in the cost of the fuel and other energy purchased by our tenants. Any such increased costs could impact the financial condition of our tenants and their ability to meet their lease obligations and also affect our ability to lease or re-lease our properties.

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

Certain provisions of the Maryland General Corporation Law (“MGCL”), may delay or prevent a change of control, including, among other provisions, the following:
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

Maryland law provides that a director or officer has no liability in that capacity if he or she satisfies his or her duties to us and our stockholders. Our charter limits the liability of our directors and officers to us and our stockholders for monetary damages, except for liability resulting from (i) actual receipt of an improper benefit or profit in money, property or services; or (ii) a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

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

The potential application of the prohibited transactions tax could cause us to forego potential dispositions of property or to forego other opportunities that might otherwise be attractive to us, or to hold investments or undertake such dispositions or other opportunities through a TRS, which would generally result in such TRS incurring corporate income taxes.

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

Currently, the maximum tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Ordinary dividends payable by REITs, however, are generally not eligible for such reduced rates and therefore are taxable as ordinary income when paid to such stockholders. However, a deduction of up to 20% (subject to certain limitations) is available on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. Additionally, to the extent such dividends are attributable to certain dividends that we receive from a TRS, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the total voting power or more than 10% of the total value, in each case, of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our total assets can be represented by the securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by unsecured debt of publicly offered REITs, in each case, at the close of each calendar quarter. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of such quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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
Trade policies, tariffs and related government actions may cause a decline in economic activity and disrupt supply chains, which could have a material adverse impact on our business.
The U.S. government has continued to evaluate and effectuate changes to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. During 2025, new tariffs were imposed in the United States for imports from a broad range of countries and on certain materials. Several countries also implemented or proposed retaliatory tariffs on imports from the United States and introduced additional trade barriers. Tariffs on imported goods imposed by the United States or by foreign countries could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our current and future tenants and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from such impacted jurisdictions or exported to foreign countries.

In addition, there is uncertainty as to further actions that may be taken by the United States and by foreign countries with respect to trade policy and tariffs. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our current and future tenants and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States or exported to foreign countries. Any of these impacts could depress economic activity, including consumption, and have a material adverse effect on the businesses of our current and future tenants as well as on our business, financial condition and results of operations.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include: our financial condition, performance, liquidity and prospects; actual or anticipated variations in our quarterly operating results or distributions; changes in our funds from operations (“FFO”), or earnings; publication of research reports about us or the real estate industry; changes in earnings estimates by analysts and our ability to meet analysts’ earnings estimates; increases in market interest rates that lead purchasers of our shares to demand a higher yield; the market for similar securities issued by REITs; the attractiveness of REIT securities in comparison to the securities of other companies, taking into account, among other things, the higher tax rates imposed on dividends paid by REITs; government legislation, action or regulation; our issuance of debt or preferred equity securities; the realization of any of the other risk factors presented in this Annual Report on Form 10-K; and general market, including capital market and real estate market, and economic conditions.

Item 1B.    Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.
Cyber Risk Management and Strategy
We rely on information technology in our operations, and any material failures, inadequacies, interruptions, security failures, social engineering attacks or cyber-attacks could harm our business. Management of cybersecurity risks is a component of our overall enterprise risk management strategy, which is overseen by our senior management team and our board of directors. We rely on a managed IT service provider with a longstanding relationship with the Company to help manage cybersecurity risks. Our managed IT service provider conducts testing of our controls and environment, including penetration testing, to identify and remediate cybersecurity risks.

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

Additionally, as a public company, we are subject to Sarbanes-Oxley Act (“SOX”) requirements and must undergo independent audits of information technology general controls in support of internal control over financial reporting. The Company did not identify any cybersecurity incidents in 2025.
Governance Related to Cybersecurity Risks
Our third-party managed IT service provider reports to our Chief Financial Officer and Chief Operating Officer on cybersecurity matters, including cybersecurity risks. These senior executives are involved in management of information security procedures and periodically brief the board of directors on information security matters.

Our board of directors plays an important role in our risk oversight and discharges its duties both as a full board and through its committees. Our board is involved in risk oversight through its direct decision-making authority with respect to certain significant matters and review of our overall business strategy, as well as indirectly through the further oversight of management delegated to each of the board’s committees.. Our board of directors relies on management to bring significant matters impacting our company to its attention but has processes for receiving information regarding such matters and providing oversight.

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

Item 2.        Properties.
As of December 31, 2025, we owned a total of 309 buildings (including one building held for sale) aggregating approximately 19.8 million square feet, 46 improved land parcels consisting of approximately 147.0 acres and six properties under development or redevelopment. As of December 31, 2025, the buildings and improved land parcels were approximately 96.1% and 95.4% leased, respectively, to 683 customers, the largest of which accounted for approximately 4.9% of our total annualized base rent. The properties are located in New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution buildings, flex buildings (including light industrial and research and development, or R&D), transshipment buildings and improved land parcels. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in this Annual Report on Form 10-K for a general description of these types of industrial real estate. We target functional buildings in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. See our “Consolidated Financial Statements, Schedule III-Real Estate Investments and Accumulated Depreciation” in this Annual Report on Form 10-K for a detailed listing of our properties.
The following table summarizes by type our investments in real estate as of December 31, 2025:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	271	$287,366	80.5%
Flex	16	12,043	3.4%
Transshipment	22	21,392	6.0%
Improved land	46	35,918	10.1%
Total	355	$356,719	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2025, multiplied by 12.

The following table summarizes by market our investments in real estate as of December 31, 2025:

	New York City/Northern New Jersey	Los Angeles	Miami	San Francisco Bay Area	Seattle	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	68	61	41	57	54	28	309
Rentable Square Feet	3,545,337	2,626,153	4,659,694	3,208,440	3,556,981	2,180,643	19,777,248
% of Total	17.9%	13.3%	23.6%	16.2%	18.0%	11.0%	100.0%
Occupancy % as of December 31, 2025	93.0%	99.5%	92.2%	99.3%	98.3%	97.1%	96.1%
Annualized Base Rent (in thousands) [1]	$80,447	$45,413	$57,653	$55,895	$49,040	$32,353	$320,801
% of Total	25.0%	14.2%	18.0%	17.4%	15.3%	10.1%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$24.41	$17.38	$13.42	$17.54	$14.02	$15.29	$16.88
Weighted Average Remaining Lease Term (Years) [2]	3.8	5.7	5.3	3.6	2.8	2.3	4.0

Investments in Improved Land
Number of Land Parcels	14	13	3	5	9	2	46
Acres	62.8	28.8	9.9	14.4	23.8	7.3	147.0
% of Total	42.7%	19.6%	6.7%	9.8%	16.2%	5.0%	100.0%
Occupancy % as of December 31, 2025	99.5%	89.1%	100.0%	100.0%	85.7%	100.0%	95.4%
Annualized Base Rent (in thousands) [1]	$14,488	$9,351	$2,235	$3,092	$5,289	$1,463	$35,918
% of Total	40.4%	26.0%	6.2%	8.6%	14.7%	4.1%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$5.32	$8.36	$5.19	$4.91	$5.95	$4.61	$5.88
Weighted Average Remaining Lease Term (Years) [2]	2.9	3.1	8.0	4.9	5.1	7.5	4.0

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$94,935	$54,764	$59,888	$58,987	$54,329	$33,816	$356,719
% of Total Annualized Base Rent [1]	26.6%	15.4%	16.8%	16.5%	15.2%	9.5%	100.0%
Gross Book Value (in thousands) [3]	$1,438,995	$893,011	$1,239,864	$848,508	$889,552	$483,965	$5,793,895
% of Total Gross Book Value	24.8%	15.4%	21.4%	14.6%	15.4%	8.4%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2025, multiplied by 12. Annualized base rent for our New York City assets was $46.8 million as of December 31, 2025, representing approximately 13.1% of total annualized base rent.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of December 31, 2025, weighted by the respective square footage.
3Includes six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 1.2 million square feet.
As of December 31, 2025, we owned six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 1.2 million square feet, with a total expected investment of approximately $372.5 million, including redevelopment costs, capitalized interest and other costs.

The following table summarizes our capital expenditures incurred during the three months and years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended December 31,				For the Year Ended December 31,
	2025		2024		2025		2024
Operating portfolio:
Recurring capital expenditures	$18,205		$8,698		$47,832		$34,985
Non-recurring capital expenditures [1]	8,142		4,834		16,225		15,795
Total	26,347	[2]	13,532	[2]	64,057	[3]	50,780	[3]

Properties under development and redevelopment:
Development, redevelopment, renovation and expansion expenditures	11,634		16,628		59,546		118,587
Capitalized interest [4]	1,202		2,321		5,011		10,977
Total	$12,836	[5]	$18,949	[5]	$64,557	[6]	$129,564	[6]
1Consists of costs incurred related to leasing acquired vacancy, renovation, and expansion projects (stabilization capital).
2Includes a net increase in accrued capital expenditures for the operating portfolio of approximately $5.9 million during the three months ended December 31, 2025 and a net increase of approximately $4.0 million during the three months ended December 31, 2024.
3Includes a net increase in accrued capital expenditures for the operating portfolio of approximately $0.7 million during the year ended December 31, 2025 and a net increase of approximately $10.8 million during the year ended December 31, 2024.
4Consists of capitalized interest associated with development, redevelopment, renovation and expansion activities. We do not capitalize any general and administrative costs associated with these activities.
5Includes a net increase in accrued capital expenditures for properties under development and redevelopment of approximately $1.5 million during the three months ended December 31, 2025 and a net decrease of approximately $5.6 million during the three months ended December 31, 2024.
6Includes a net decrease in accrued capital expenditures for properties under development and redevelopment of approximately $5.4 million during the year ended December 31, 2025 and a net decrease of approximately $3.2 million during the year ended December 31, 2024.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 96.8% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of December 31, 2025 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Improved Land Acreage	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent [2]
1	Amazon.com	5	783,880	4.0%	—	$17,585	4.9%
2	FedEx Corporation	6	645,677	3.2%	7.7	7,788	2.1%
3	Quanta Manufacturing Nashville LLC	1	225,861	1.1%	—	4,879	1.4%
4	Imperial Bag & Paper Co LLC	1	505,729	2.6%	—	4,870	1.3%
5	Danaher	3	171,707	0.9%	—	4,739	1.3%
6	United States Government	9	316,796	1.6%	—	4,627	1.3%
7	District of Columbia	8	245,888	1.2%	—	3,803	1.1%
8	MD Turbines Inc.	2	284,161	1.4%	—	3,701	1.0%
9	Fisica Inc. (previously L3 Harris Applied Technologies, Inc.)	1	279,032	1.4%	2.3	3,640	1.0%
10	International Cargo Terminals Inc.	1	31,601	0.2%	—	3,501	1.0%
11	Motivate LLC	3	101,234	0.5%	—	3,169	0.9%
12	Home Depot U.S.A., Inc.	1	134,400	0.7%	—	2,905	0.8%
13	Impulse Space, Inc.	1	103,200	0.5%	—	2,848	0.8%
14	Costco-Innovel Solutions LLC	2	328,716	1.7%	2.8	2,760	0.8%
15	Lucid USA, Inc.	1	161,680	0.8%		2,756	0.8%
16	Sentury Tire USA Inc.	1	161,787	0.8%	—	2,710	0.8%
17	Port Kearny Security, Inc.	1	733,943	3.7%	16.9	2,546	0.7%
18	Sarcona Management Corporation	2	222,157	1.1%	4.9	2,474	0.7%
19	Triton Logistics Inc.	1	190,907	1.0%	—	2,426	0.7%
20	F. W. Webb Company	1	33,414	0.2%	—	2,400	0.7%
	Total	51	5,661,770	28.6%	34.6	$86,127	24.1%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of December 31, 2025, multiplied by 12.
2Total annualized base rent is calculated as contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements, as of December 31, 2025, multiplied by 12.

As of December 31, 2025, one of our properties with a net book value of approximately $176.0 million was encumbered by a mortgage loan payable with a total contractual principal amount of approximately $72.9 million which bears interest at a contractual fixed interest rate of 3.9% and matures in March 2028. The mortgage was assumed in an acquisition and was recorded at fair value in the amount of $69.2 million using an effective interest rate of 5.6%. The unamortized fair value adjustment as of December 31, 2025 was approximately $2.5 million.
The following tables summarize the anticipated lease expirations for leases in place as of December 31, 2025, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Buildings:
Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
2026 [1]	3,608,078	18.2%	$57,835	14.3%
2027	2,869,933	14.5%	49,443	12.2%
2028	2,570,399	13.0%	53,558	13.2%
2029	2,543,753	12.9%	51,727	12.8%
2030	2,056,514	10.4%	37,890	9.4%
Thereafter	5,356,362	27.1%	113,622	28.0%
Total	19,005,039	96.1%	$364,075	89.9%

Improved Land Parcels:
Year	Improved Land Acreage	% of Total Improved Land Acreage	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
2026 [4]	20.2	13.7%	$5,808	1.4%
2027	14.5	9.9%	4,094	1.0%
2028	26.4	18.0%	7,430	1.8%
2029	12.1	8.2%	2,965	0.7%
2030	30.7	20.9%	8,662	2.1%
Thereafter	36.3	24.7%	11,967	3.1%
Total	140.2	95.4%	$40,926	10.1%

Total Buildings and Improved Land Parcels:
Year	Total Annualized Base Rent (in thousands)[3]	% of Total Annualized Base Rent [3]
2026 [5]	$63,643	15.7%
2027	53,537	13.2%
2028	60,988	15.0%
2029	54,692	13.5%
2030	46,552	11.5%
Thereafter	125,589	31.1%
Total	$405,001	100.0%
1Includes leases that expire on or after December 31, 2025 and month-to-month leases totaling approximately 56,091 square feet. Approximately 0.8 million square feet of the space expiring during 2026 has either been renewed or pre-leased as of December 31, 2025.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of December 31, 2025, multiplied by 12.
3Total annualized base rent is calculated as contractual monthly base rent per the leases at expiration, for all buildings and/or improved land parcels, excluding any partial or full rent abatements, as of December 31, 2025, multiplied by 12.
4Includes leases that expire on or after December 31, 2025 and month-to-month leases totaling approximately 2.4 acres.
5Includes leases that expire on or after December 31, 2025 and month-to-month leases disclosed in footnotes 1 and 4 of the table.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of December 31, 2025, leases representing approximately 15.7% of the total annualized base rent of our portfolio are scheduled to expire during the year ending December 31, 2026. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our 2026 expirations will be above the rates currently being paid for the same space. Cash rent changes on new and renewed leases totaling approximately 0.7 million square feet commencing during the three months ended December 31, 2025 were approximately 29.8% higher as compared to the previous rental rates for that same space, and cash rent changes on new and renewed leases totaling approximately 2.7 million square feet and 24.4 acres of improved land commencing during the year ended December 31, 2025 were approximately 25.4% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio for the operating portfolio of 67.9% and 70.2%, respectively, for the three months and year ended December 31, 2025. We had a tenant retention ratio for the improved land portfolio of 0% and 74.1%, respectively, for the three months and year ended December 31, 2025. We define tenant retention ratio as the square footage or acreage of all leases commenced during the period that are rented by existing tenants divided by the square footage or acreage of all expiring leases during the reporting period. The square footage or acreage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.

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
Item 4.        Mine Safety Disclosures.
Not Applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange under the symbol “TRNO”. As of January 30, 2026, there were approximately 49 holders of record of shares of our common stock. This number does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.
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

Performance Graph
The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 31, 2020 to December 31, 2025 with the cumulative total return of the Standard and Poor’s 500 Stock Index, the MSCI U.S. REIT Index and the FTSE Nareit Equity Industrial Index. The return shown on the graph is not necessarily indicative of future performance. The comparison assumes that $100 was invested on December 31, 2020 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2025
250.00
200.00
150.00
100.00
50.00
0.00
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
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

Overview
We acquire, own and operate industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 80.5% of our total annualized base rent as of December 31, 2025), flex (including light industrial and research and development, or R&D) (approximately 3.4%), transshipment (approximately 6.0%) and improved land (approximately 10.1%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of December 31, 2025, we owned a total of 309 buildings (including one building held for sale) aggregating approximately 19.8 million square feet, 46 improved land parcels consisting of approximately 147.0 acres and six properties under development or redevelopment. As of December 31, 2025, our buildings and improved land parcels were approximately 96.1% and 95.4% leased, respectively, to 683 customers, the largest of which accounted for approximately 4.9% of our total annualized base rent.
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

We sell properties from time to time when we believe the prospective total return from a property is particularly low relative to its market value and/or the market value of the property is significantly greater than its estimated replacement cost. Capital from such sales is reinvested into properties that are expected to provide better prospective returns or returned to shareholders. We have disposed of 45 properties since inception in 2010 for an aggregate sales price of approximately $1.1 billion and a total gain of approximately $570.7 million.
2025 Developments
Acquisition Activity
During 2025, we acquired 12 industrial properties and one portfolio of industrial properties for a total purchase price of approximately $683.5 million. The properties were acquired from unrelated third parties using existing cash on hand, net proceeds from dispositions, net proceeds from the issuance of common stock and debt. The following table sets forth the industrial properties we acquired during 2025:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Improved Land Acreage	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
9660 153rd Avenue NE	Redmond, WA	April 9, 2025	1	33,000	—	$9,300	5.5%
43-27 33rd Street	Long Island City, Queens, NY	April 24, 2025	1	20,000	—	7,600	4.6%
11100 Hindry Avenue	Los Angeles, CA	June 6, 2025	1	34,000	—	10,000	6.4%
11-40 Borden Avenue	Long Island City, Queens, NY	June 18, 2025	1	36,000	—	16,000	3.9%
3500 West MacArthur Boulevard	Santa Ana, CA	June 20, 2025	1	134,000	—	49,500	5.7%
49-10 27th Street	Long Island City, Queens, NY	June 30, 2025	1	48,000	—	31,100	5.5%
3700 & 3730 Redondo Beach Ave	Redondo Beach, CA	August 8, 2025	2	100,000	—	35,500	5.8%
Multi-market portfolio	Various	August 12, 2025; September 9, 2025	12	1,200,000	—	426,900	5.0%
258 Littlefield Ave	South San Francisco, CA	September 5, 2025	1	32,000	—	10,200	5.8%
250 S Maple Avenue	South San Francisco, CA	October 15, 2025	1	18,000	—	5,600	6.3%
4-28 33rd Street	Long Island City, Queens, NY	November 17, 2025	—	—	0.5	4,700	6.4%
2300 Craftsman Circle[3]	Hyattsville, MD	December 4, 2025	1	180,000	—	50,000	5.2%
510 Andover Park West	Tukwila, WA	December 12, 2025	1	121,000	—	27,100	3.9%
Total/Weighted Average			24	1,956,000	0.5	$683,500	5.1%
1Excludes intangible liabilities and unamortized mortgage fair value adjustments, if any. The total aggregate initial investment was approximately $728.5 million, including $13.7 million in capitalized closing costs and acquisition costs and $32.9 million in assumed intangible liabilities and $1.6 million in other credits related to near term capital expenditures, free rent and tenant improvements at multiple properties.
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
Development and Redevelopment Activity
As of December 31, 2025, we had six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 1.2 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment as of December 31, 2025:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands) [2]	Estimated Stabilized Cap Rate [3]	Estimated Post-Development Square Feet	Estimated Stabilization Quarter	% Pre-leased as of December 31, 2025
Properties under development or redevelopment:
Countyline Phase IV 4
Countyline Building 32	$43,400	$37,800	6.0%	164,300	Q1 2026	100.0%
Countyline Building 34	55,200	51,100	5.7%	219,900	Q2 2026	100.0%
Countyline Building 35	55,500	19,700	6.0%	219,900	Q4 2027	—%
Countyline Building 36	56,200	33,100	5.8%	213,600	Q1 2027	100.0%
Craftsman Circle	57,600	51,500	5.2%	180,300	Q4 2027	—%
139th Street[5]	104,600	42,400	6.1%	223,500	Q2 2028	—%
Total/Weighted Average	$372,500	$235,600	5.8%	1,221,500		48.9%
1Excludes below-market lease adjustments recorded at acquisition. Total expected investment for the properties includes the initial purchase price, buyer’s due diligence and closing costs, estimated near-term redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
2Excludes below-market lease adjustments recorded at acquisition and infrastructure costs of approximately $1.1 million incurred for the Countyline Phase IV project.
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
During 2025, we completed development and redevelopment of three properties. Additionally, we moved the Paterson Plank III redevelopment property to the operating portfolio as it had been vacant for one year after completion. The total expected investment in Paterson Plank III was $35.2 million. The following table summarizes certain information with respect to the completed development and redevelopment properties during the year ended December 31, 2025:

Property Name	Location	Total Expected Investment (in thousands) [1]	Estimated Stabilized Cap Rate [2]	Post-Development Square Feet	Completion Quarter
East Garry Avenue	Santa Ana, CA	$41,300	5.1%	91,500	Q1 2025
Countyline Building 33	Hialeah, FL	39,900	5.9%	158,000	Q3 2025
49-10 27th Street	Long Island City, Queens, NY	35,800	5.7%	48,000	Q4 2025
Total/Weighted Average		$117,000	5.6%	297,500
1Total expected investment for the properties includes the initial purchase price, buyer’s due diligence and closing costs, redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
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

We capitalized interest associated with development, redevelopment and expansion activities of approximately $5.0 million, $11.0 million and $8.5 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Disposition Activity
During the year ended December 31, 2025, we sold eight properties for a total aggregate sales price of approximately $386.4 million, resulting in a total aggregate gain of approximately $238.4 million. The following table sets forth the markets in which the industrial properties were sold during 2025 (dollars in thousands):

Market	Number of Properties	Number of Buildings	Total Sales Price	Total Gain
New York City/Northern New Jersey	1	1	$144,200	$109,538
Los Angeles	2	5	108,000	54,169
Miami	1	6	82,300	55,534
San Francisco Bay Area	2	2	24,880	11,842
Seattle	2	1	27,000	7,351
Total	8	15	$386,380	$238,434
The following summarizes the condensed results of operations of the properties sold during the year ended December 31, 2025 for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Rental revenues	$10,922	$19,610	$18,015
Tenant expense reimbursements	2,533	4,804	4,406
Property operating expenses	(2,822)	(5,188)	(4,949)
Depreciation and amortization	(1,948)	(3,648)	(4,769)
Income from operations	$8,685	$15,578	$12,703

Credit Facility
Subsequent to December 31, 2025, on January 7, 2026, we entered into a Fourth Amendment to the Sixth Amended and Restated Senior Credit Agreement in order to, among other things, add a $200 million term loan maturing on January 15, 2031. Interest on the term loan, is generally to be paid based upon, at the Company’s option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.15% to 1.65% for the term loans depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. Additionally, the ten basis point SOFR credit spread adjustment premium was eliminated on all credit facility borrowings, including term loans. Proceeds from the $200.0 million term loan were used to reduce borrowings under the $600.0 million revolving credit facility and for general corporate purposes.
ATM Program
We have an at-the-market equity offering program (the "$500 Million ATM Program") pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $500.0 million (approximately $157.2 million remaining as of December 31, 2025) in amounts and at times as we determine from time to time. We intend to use the net proceeds from the offering of the shares under the $500 Million ATM Program, if any, for general corporate purposes, which may include future acquisitions, developments and redevelopments and repayment of indebtedness, including borrowings under our revolving credit facility. During the three months ended December 31, 2025, we issued an aggregate of 700,000 shares of common stock at a weighted average offering price of $62.27 per share under the $500 Million ATM Program, resulting in net proceeds of approximately $43.0 million and paying total compensation to the applicable sales agents of approximately $0.6 million. During the year ended December 31, 2025, we issued an aggregate of 4,206,371 shares of common stock at a weighted average offering price of $66.81 per share under the $500 Million ATM Program, resulting in net proceeds of approximately $276.9 million and paying total compensation to the applicable sales agents of approximately $4.1 million.
Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2026. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2025, we had not repurchased any shares of our common stock pursuant to our share repurchase program.
Dividend and Distribution Activity
Subsequent to December 31, 2025, on February 3, 2026, our board of directors declared a cash dividend in the amount of $0.52 per share of our common stock payable on April 10, 2026 to the stockholders of record as of the close of business on March 27, 2026.
The following table sets forth the cash dividends paid or payable per share during the year ended December 31, 2025:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2025	Common Stock	$0.49	February 4, 2025	March 27, 2025	April 4, 2025
June 30, 2025	Common Stock	$0.49	May 6, 2025	June 27, 2025	July 11, 2025
September 30, 2025	Common Stock	$0.52	August 5, 2025	September 29, 2025	October 10, 2025
December 31, 2025	Common Stock	$0.52	November 4, 2025	December 15, 2025	January 9, 2026
Contractual Commitments

Subsequent to December 31, 2025, as of February 3, 2026, the Company had three outstanding contracts with third-party sellers to acquire three industrial properties for a total purchase price of approximately $113.2 million, as described under the heading “Material Cash Commitments” in this Annual Report on Form 10-K. Additionally, we have approximately $8.8 million of dispositions under contract where due diligence has been completed and $11.1 million of dispositions under contract where due diligence has commenced. There is no assurance that we will acquire or dispose of the properties under contract because the proposed acquisitions and dispositions are subject to the completion of satisfactory due diligence.
Outlook
Current operating conditions in our six markets for our business have stabilized and there are reasons for optimism within our submarkets. We believe that on average, the rental rates we are likely to achieve on new or renewed leases for our 2026 expirations will be above the rates currently paid for the same space. Notwithstanding, new speculative development continues which will slow potential rent growth from what it would be without such new development.

We see attractive acquisition opportunities. Nevertheless, our acquisition volume will be dependent on both the quality and pricing of the opportunity set and the price of our stock relative to net asset value (“NAV”). Those conditions, not knowable in advance, will determine our results. We will continue to sell assets and redeploy the capital to enhance NAV per share growth or return the capital to shareholders. We entered 2026 with our balance sheet well positioned for growth as we have $200.0 million outstanding on our $600.0 million revolving credit facility and a cash balance of approximately $25.0 million.

Within our six markets we have increasingly focused on urban infill locations. While our net growth will remain limited to a size where we can make directly informed operational decisions, we feel more strongly today than we did sixteen years ago about the long-term investment merits of our strategy and the growth opportunities ahead. We are mindful, always, that it is per share rather than aggregate results that matter.

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
Inflation
The U.S. economy experienced a significant increase in inflation rates in recent years. While inflation levels began to decrease in 2024, they remain elevated relative to the years preceding 2021. A wide variety of industries and sectors have been, and will continue to be, affected by recently increasing commodity prices. Elevated inflation has, and may continue to, result in increased construction costs, including tenant improvements and capital projects, goods and labor, and operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 68.9% of our total rentable square feet and improved land acreage expire within five years, which enables us to seek to replace existing leases with new leases at the then-existing market rate.
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 96.8% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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
The analysis of our results below for the years ended December 31, 2025 and 2024 includes the changes attributable to same store properties. The same store pool for the comparison of the years ended December 31, 2025 and 2024 includes all properties that were owned and in operation as of December 31, 2025 and since January 1, 2024 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of December 31, 2025. As of December 31, 2025, the same store pool consisted of 236 buildings aggregating approximately 14.1 million square feet representing approximately 71.1% of our total square feet owned and 42 improved land parcels consisting of approximately 142.5 acres representing approximately 96.9% of our total acreage owned. As of December 31, 2025, the non-same store properties, which we acquired, developed or redeveloped, or sold during 2025 and 2024 or which were held for sale or in development or redevelopment as of December 31, 2025, consisted of 73 buildings aggregating approximately 5.7 million square feet, four improved land parcels consisting of approximately 4.5 acres and six properties under development or redevelopment. As of December 31, 2025 and 2024, our consolidated same store pool occupancy was approximately 97.2% and 98.2%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024:

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$273,894	$245,062	$28,832	11.8%
Non-same store operating properties [2]	105,488	54,909	50,579	92.1%
Total rental revenues	379,382	299,971	79,411	26.5%
Tenant expense reimbursements [1]
Same store	75,180	71,574	3,606	5.0%
Non-same store operating properties [2]	21,821	11,076	10,745	97.0%
Total tenant expense reimbursements	97,001	82,650	14,351	17.4%
Total revenues	476,383	382,621	93,762	24.5%
Property operating expenses
Same store	83,811	81,692	2,119	2.6%
Non-same store operating properties [2]	31,289	16,398	14,891	90.8%
Total property operating expenses	115,100	98,090	17,010	17.3%
Net operating income [3]
Same store	265,263	234,944	30,319	12.9%
Non-same store operating properties [2]	96,020	49,587	46,433	93.6%
Total net operating income	$361,283	$284,531	$76,752	27.0%
Other costs and expenses
Depreciation and amortization	121,580	93,916	27,664	29.5%
General and administrative	47,269	42,587	4,682	11.0%
Acquisition costs and other	347	72	275	381.9%
Total other costs and expenses	169,196	136,575	32,621	23.9%
Other income (expense)
Interest and other income	5,328	12,083	(6,755)	(55.9)%
Interest expense, including amortization	(32,857)	(20,921)	(11,936)	57.1%
Gain on sales of real estate investments	238,434	45,379	193,055	425.4%
Total other income	210,905	36,541	174,364	477.2%
Net income	$402,992	$184,497	$218,495	118.4%

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
2Includes 2025 and 2024 acquisitions and dispositions, four improved land parcels, six properties under development or redevelopment and one building held for sale as of December 31, 2025.
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
Revenues. Total revenues increased approximately $93.8 million for the year ended December 31, 2025 compared to the prior year primarily due to property acquisitions during 2025 and 2024, increased revenue on new and renewed leases and lease termination fees. The increase in total revenues was partially offset by property dispositions during 2025. Cash rents on new and renewed leases totaling approximately 2.7 million square feet and 24.4 acres commencing during the year ended December 31, 2025 increased approximately 25.4% compared to the previous rental rates. For the years ended December 31, 2025 and 2024, approximately $14.4 million and $8.3 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $13.6 million and $0.7 million, respectively, was recorded in lease termination revenue. The increase in lease termination revenue was primarily due to a lease termination which occurred during the three months ended December 31, 2025 of $13.5 million, partially offset by a $1.3 million termination fee we paid as part of a lease buy out at two properties. Total revenues for the years ended December 31, 2025 and 2024 were partially offset by approximately $7.8 million and $3.1 million, respectively, of bad debt expense and straight-line rent write-offs for terminated leases. Bad debt expense for the three months and year ended December 31, 2025 was approximately $2.0 million and $5.6 million, respectively.
Property operating expenses. Total property operating expenses increased approximately $17.0 million during the year ended December 31, 2025 compared to the prior year. The increase in total property operating expenses was primarily due to property acquisitions during 2025 and 2024 as well as increases in real estate taxes. The increase in total property operating expenses was partially offset by property dispositions during 2025.
Depreciation and amortization. Depreciation and amortization increased approximately $27.7 million during the year ended December 31, 2025 compared to the prior year primarily due to property acquisitions during 2025 and 2024, partially offset by property dispositions during 2025.
General and administrative expenses. General and administrative expenses increased approximately $4.7 million for the year ended December 31, 2025 compared to the prior year primarily due to increased compensation expenses, including increased restricted stock amortization, LTIP expense and bonus expense, and an increase in salaries compared to the prior year.
Interest and other income. Interest and other income decreased approximately $6.8 million during the year ended December 31, 2025 compared to the prior year primarily due to lower cash and cash equivalent balances throughout 2025.
Interest expense, including amortization. Interest expense increased approximately $11.9 million for the year ended December 31, 2025 compared to the prior year. This was primarily due to higher outstanding debt during the year ended December 31, 2025, as well as a decrease in capitalized interest for the development and redevelopment properties.
Gain on sales of real estate investments. Gain on sales of real estate investments increased approximately $193.1 million for the year ended December 31, 2025 compared to the prior year. We recognized an aggregate gain of approximately $238.4 million from the sale of eight properties during the year ended December 31, 2025, as compared to an aggregate gain of approximately $45.4 million from the sale of four properties during the prior year.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023:
Discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023 was included in our Annual Report on Form 10-K for the year ended December 31, 2024 beginning on page 41 under Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, which was filed with the SEC on February 5, 2025.
Liquidity and Capital Resources
The primary objective of our financing strategy is to maintain financial flexibility with a conservative capital structure using retained cash flows, proceeds from dispositions of properties, long-term debt and the issuance of common and perpetual preferred stock to finance our growth. Over the long-term, we intend to:
•limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding perpetual preferred stock to less than 30% of our total enterprise value;
•maintain a fixed charge coverage ratio in excess of 2.0x;
•maintain a net debt-to-adjusted EBITDA ratio below 4.5x;
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
Equity Sources of Liquidity
The following sets forth certain information regarding our current at-the-market common stock offering program as of December 31, 2025:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$500 Million ATM Program	August 28, 2024	$500,000	$157,244
The tables below set forth the activity under our at-the-market common stock offering programs during the years ended December 31, 2025 and 2024, respectively:

For the Year Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
December 31, 2025	4,206,371	$66.81	$276,939	$4,075
December 31, 2024	5,329,544	$66.62	$349,919	$5,148

Debt Sources of Liquidity
As of December 31, 2025, we had $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of senior unsecured notes that mature in August 2030, and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”).
As of December 31, 2025, the Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $600.0 million revolving credit facility that matures in January 2029, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of December 31, 2025, there were $200.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. As of December 31, 2024, there were $82.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.

On January 7, 2026, we entered into the Fourth Amendment to the Amended Facility (the “Fourth Amendment”) adding a $200.0 million term loan maturing on January 15, 2031. Following the Fourth Amendment, the Amended Facility consists of a $600.0 million revolving credit facility that matures in January 2029, a $100.0 million term loan that matures in January 2027, a $100.0 million term loan that matures in January 2028, and a $200.0 million term loan that matures in January 2031. Additionally, the Amended Facility includes an accordion feature pursuant to which the aggregate amount of the Amended Facility may be increased by up to an additional $1.0 billion to a maximum aggregate amount not to exceed $2.0 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $600.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027, the $100.0 million term loan maturing in January 2028, and the $200.0 million term loan maturing in January 2031 or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.00% to 1.45% for the revolving credit facility and 1.15% to 1.65% for the term loans, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. Proceeds from the $200.0 million term loan were used to reduce borrowings under the $600.0 million revolving credit facility and for general corporate purposes.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, we had a mortgage loan payable with a total contractual principal amount of approximately $72.9 million which bears interest at a contractual fixed interest rate of 3.9% and matures in March 2028. The mortgage was assumed in an acquisition and was recorded at fair value in the amount of $69.2 million using an effective interest rate of 5.6%. The unamortized fair value adjustment as of December 31, 2025 and 2024 was approximately $2.5 million and $3.6 million, respectively.
As of December 31, 2025 and 2024, we held cash and cash equivalents totaling approximately $25.0 million and $18.1 million, respectively.
The following tables summarize our debt maturities and principal payments as of and for the year ended December 31, 2025, and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the years ended December 31, 2025 and 2024 (dollars in thousands, except per share data):

	Credit Facility[1]	Term Loan[1]	Senior Unsecured Notes	Mortgage Loan Payable	Total Debt
2026	$—	$—	$50,000	$—	$50,000
2027	—	100,000	50,000	—	150,000
2028	—	100,000	100,000	72,879	272,879
2029	200,000	—	100,000	—	300,000
2030	—	—	125,000	—	125,000
Thereafter	—	—	50,000	—	50,000
Subtotal	200,000	200,000	475,000	72,879	947,879
Unamortized fair value adjustment	—	—	—	(2,456)	(2,456)
Total Debt	200,000	200,000	475,000	70,423	945,423
Deferred financing costs, net	—	(384)	(1,578)	(125)	(2,087)
Total Debt, net	$200,000	$199,616	$473,422	$70,298	$943,336
Weighted average interest rate	4.8%	5.1%	3.0%	3.9%	3.9%
1As of February 3, 2026, there were $50.0 million of borrowings outstanding on the revolving credit facility and $400.0 million of borrowings outstanding on the term loans.

	As of December 31, 2025		As of December 31, 2024
Total Debt, net	$943,336		$823,437
Less: Cash and cash equivalents	(25,020)		(18,070)
Net Debt	$918,316		$805,367
Equity
Common Stock
Shares Outstanding [1]	104,099,539		99,735,193
Market Price [2]	$58.71		$59.14
Total Equity	6,111,684		5,898,339
Total Market Capitalization	$7,055,020		$6,721,776
Total Debt-to-Total Investments in Properties [3]	16.3%		16.1%
Total Debt-to-Total Market Capitalization [4]	13.4%		12.3%
Floating Rate Debt as a % of Total Debt [5]	42.4%		34.2%
Net Income	$402,992		$184,497
Adjusted EBITDA [6]	$337,064		$268,953
Interest Coverage [7]	10.3	x	12.9	x
Fixed Charge Coverage [8]	8.9	x	8.4	x
Net Debt-to-Adjusted EBITDA [9]	2.3	x	2.8	x
Weighted Average Maturity of Total Debt (years)	2.8		3.8

1Includes 478,223 and 426,388 shares of unvested restricted stock outstanding as of December 31, 2025 and 2024, respectively. Also includes 527,547 and 497,190 shares held in the Deferred Compensation Plan as of December 31, 2025 and 2024, respectively.
2Closing price of a share of our common stock on the New York Stock Exchange on December 31, 2025 and 2024, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, net of deferred financing costs, divided by total investments in properties, including one property held for sale as of December 31, 2025.
4Total debt-to-total market capitalization is calculated as total debt, net of deferred financing costs, divided by total market capitalization.
5Floating rate debt as a percentage of total debt is calculated as floating rate debt, net of deferred financing costs, divided by total debt, net of deferred financing costs.
6Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the years ended December 31, 2025 and 2024, respectively.

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
9Net debt-to-Adjusted EBITDA is calculated as net debt divided by annualized Adjusted EBITDA for the three months ended December 31, 2025 and 2024, respectively. See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for the definitions of Adjusted EBITDA and net debt, a reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA and net debt are useful supplemental measures of our operating performance.
The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2025:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2025	Common Stock	$0.49	February 4, 2025	March 27, 2025	April 4, 2025
June 30, 2025	Common Stock	$0.49	May 6, 2025	June 27, 2025	July 11, 2025
September 30, 2025	Common Stock	$0.52	August 5, 2025	September 29, 2025	October 10, 2025
December 31, 2025	Common Stock	$0.52	November 4, 2025	December 15, 2025	January 9, 2026

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2024	Common Stock	$0.45	February 6, 2024	March 28, 2024	April 5, 2024
June 30, 2024	Common Stock	$0.45	May 7, 2024	June 28, 2024	July 12, 2024
September 30, 2024	Common Stock	$0.49	August 6, 2024	September 30, 2024	October 11, 2024
December 31, 2024	Common Stock	$0.49	November 5, 2024	December 13, 2024	January 7, 2025
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $271.9 million for the year ended December 31, 2025 compared to approximately $232.7 million for the year ended December 31, 2024. This increase in cash provided by operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily attributable to additional cash flows generated from the properties acquired during 2025 and 2024 and increased rents on new and renewed leases at our same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $452.4 million and $915.5 million for the years ended December 31, 2025 and 2024, respectively. Such amounts consisted primarily of cash paid for property acquisitions of approximately $693.6 million and $814.5 million and additions to capital improvements of approximately $133.4 million and $172.9 million during the years ended December 31, 2025 and 2024, respectively. Such amounts were partially offset by proceeds from sales of real estate investments during the years ended December 31, 2025 and 2024 of approximately $374.6 million and $71.9 million, respectively.
Cash From Financing Activities. Net cash provided by financing activities was approximately $187.8 million for the year ended December 31, 2025, which consisted primarily of approximately $276.9 million in net proceeds from the issuance of common stock, and $422.5 million in revolving credit facility borrowings, partially offset by approximately $203.9 million in equity dividend payments, and repayment of $304.5 million of borrowings on the revolving credit facility. Net cash provided by financing activities was approximately $534.9 million for the year ended December 31, 2024, which consisted primarily of approximately $737.0 million in net proceeds from the issuance of common stock, and $110.0 million in revolving credit facility borrowings, partially offset by approximately $175.0 million in equity dividend payments, repayment of a $100.0 million tranche of the Senior Unsecured Notes, and repayment of $28.0 million of borrowings on the revolving credit facility.
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
Material Cash Commitments
Subsequent to December 31, 2025, as of February 3, 2026, we had three outstanding contracts with third-party sellers to acquire three industrial properties for a total purchase price of approximately $113.2 million. There is no assurance that we will acquire the properties under contracts because the proposed acquisitions are subject to due diligence and various closing conditions.
The following table summarizes our material cash commitments due by period as of December 31, 2025 (dollars in thousands):

Material Cash Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$50,000	$422,879	$425,000	$50,000	$947,879
Debt interest payments	17,071	25,488	10,443	1,420	54,422
Operating lease commitments	1,008	1,773	522	—	3,303
Material construction contracts	36,258	—	—	—	36,258
Purchase obligations [1]	113,150	—	—	—	113,150
Total	$217,487	$450,140	$435,965	$51,420	$1,155,012
1As of February 3, 2026.
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
The following table reflects the calculation of FFO reconciled from net income for the three months and years ended December 31, 2025, 2024 and 2023 (dollars in thousands except per share data):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2025	2024	$ Change	% Change	2024	2023	$ Change	% Change
Net income	$158,217	$76,103	$82,114	107.9%	$76,103	$57,557	$18,546	32.2%
Gain on sales of real estate investments	(109,537)	(39,664)	(69,873)	176.2%	(39,664)	(25,899)	(13,765)	53.1%
Depreciation and amortization	38,251	25,907	12,344	47.6%	25,907	18,583	7,324	39.4%
Non-real estate depreciation	(33)	(35)	2	(5.7)%	(35)	(40)	5	(12.5)%
Allocation to participating securities [1]	(399)	(266)	(133)	50.0%	(266)	(243)	(23)	9.5%
FFO attributable to common stockholders	$86,499	$62,045	$24,454	39.4%	$62,045	$49,958	$12,087	24.2%
Basic FFO per common share	$0.84	$0.62	$0.22	35.5%	$0.62	$0.58	$0.04	6.9%
Diluted FFO per common share	$0.83	$0.62	$0.21	33.9%	$0.62	$0.58	$0.04	6.9%
Basic weighted average common shares outstanding	103,238,990	99,308,805			99,308,805	85,550,842
Diluted weighted average common shares outstanding	103,657,589	99,539,305			99,539,305	85,647,463

	For the Year Ended December 31,				For the Year Ended December 31,
	2025	2024	$ Change	% Change	2024	2023	$ Change	% Change
Net income	$402,992	$184,497	$218,495	118.4%	$184,497	$151,457	$33,040	21.8%
Gain on sales of real estate investments	(238,434)	(45,379)	(193,055)	425.4%	(45,379)	(38,156)	(7,223)	18.9%
Depreciation and amortization	121,580	93,916	27,664	29.5%	93,916	73,219	20,697	28.3%
Non-real estate depreciation	(142)	(148)	6	(4.1)%	(148)	(147)	(1)	0.7%
Allocation to participating securities [1]	(1,272)	(1,016)	(256)	25.2%	(1,016)	(876)	(140)	16.0%
FFO attributable to common stockholders	$284,724	$231,870	$52,854	22.8%	$231,870	$185,497	$46,373	25.0%
Basic FFO per common share	$2.78	$2.43	$0.35	14.4%	$2.43	$2.23	$0.20	9.0%
Diluted FFO per common share	$2.77	$2.42	$0.35	14.5%	$2.42	$2.22	$0.20	9.0%
Basic weighted average common shares outstanding	102,459,881	95,524,549			95,524,549	83,169,028
Diluted weighted average common shares outstanding	102,723,758	95,842,137			95,842,137	83,371,099

1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 476,627, 426,670 and 419,230 of weighted average unvested restricted shares outstanding for the three months ended December 31, 2025, 2024 and 2023, respectively, and 455,244, 429,748 and 393,059 of weighted average unvested restricted shares outstanding for the years ended December 31, 2025, 2024 and 2023, respectively.
FFO increased by approximately $24.5 million and $52.9 million for the three months and year ended December 31, 2025, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2024 and 2025 as well as same store NOI growth of approximately $20.9 million and $30.3 million for the three months and year ended December 31, 2025, respectively, compared to the same periods from the prior year. The increase in FFO was partially due to lease termination income of approximately $12.6 million and $13.1 million for the three months and year ended December 31, 2025, respectively. The increase in lease termination revenue was primarily due to lease terminations which occurred during the three months ended December 31, 2025 of $13.8 million. In connection with the lease terminations, we also recorded a net increase in revenue of approximately $5.8 million from the write-off of the below market leases, net of straight-line rent write-offs. The increase in lease termination revenue was partially offset by a $1.3 million termination fee we paid as part of a lease buy out at two properties. The combined net impact of lease terminations during the three months ended December 31, 2025 was approximately $18.4 million. The FFO increase was partially offset by increased weighted average common shares outstanding and increased general and administrative expenses due to increased restricted stock amortization and other compensation expenses, including an increase in LTIP expense and an increase in the number of employees and salaries for the three months and year ended December 31, 2025 compared to the same periods from the prior year. The increase in FFO was partially offset by approximately $3.8 million and $7.8 million of bad debt expense and straight-line rent write-offs for terminated leases for the three months and year ended December 31, 2025. Bad debt expense for the three months and year ended December 31, 2025 was approximately $2.0 million and $5.6 million, respectively.
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
The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three months and years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended December 31,				For the Three Months Ended December 31,
	2025	2024	$ Change	% Change	2024	2023	$ Change	% Change
Net income	$158,217	$76,103	$82,114	107.9%	$76,103	$57,557	$18,546	32.2%
Gain on sales of real estate investments	(109,537)	(39,664)	(69,873)	176.2%	(39,664)	(25,899)	(13,765)	53.1%
Depreciation and amortization	38,251	25,907	12,344	47.6%	25,907	18,583	7,324	39.4%
Interest expense, including amortization	9,526	5,261	4,265	81.1%	5,261	5,707	(446)	(7.8)%
Stock-based compensation	4,324	3,805	519	13.6%	3,805	3,343	462	13.8%
Acquisition costs and other	19	25	(6)	(24.0)%	25	92	(67)	(72.8)%
Adjusted EBITDA	$100,800	$71,437	$29,363	41.1%	$71,437	$59,383	$12,054	20.3%

	For the Year Ended December 31,				For the Year Ended December 31,
	2025	2024	$ Change	% Change	2024	2023	$ Change	% Change
Net income	$402,992	$184,497	$218,495	118.4%	$184,497	$151,457	$33,040	21.8%
Gain on sales of real estate investments	(238,434)	(45,379)	(193,055)	425.4%	(45,379)	(38,156)	(7,223)	18.9%
Depreciation and amortization	121,580	93,916	27,664	29.5%	93,916	73,219	20,697	28.3%
Interest expense, including amortization	32,857	20,921	11,936	57.1%	20,921	24,796	(3,875)	(15.6)%
Stock-based compensation	17,722	14,926	2,796	18.7%	14,926	13,466	1,460	10.8%
Acquisition costs	347	72	275	381.9%	72	218	(146)	(67.0)%
Adjusted EBITDA	$337,064	$268,953	$68,111	25.3%	$268,953	$225,000	$43,953	19.5%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of December 31, 2025 and since January 1, 2024 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of December 31, 2025. As of December 31, 2025, the same store pool consisted of 236 buildings aggregating approximately 14.1 million square feet representing approximately 71.1% of our total square feet owned and 42 improved land parcels containing approximately 142.5 acres representing approximately 96.9% of our total acreage owned. The same store pool for the comparison of the three months and years ended December 31, 2024 and 2023 includes all properties that were owned and in operation as of December 31, 2024 and since January 1, 2023 and excludes properties that were either disposed of prior to, held for sale to a third-party or in development or redevelopment as of December 31, 2024. As of December 31, 2024, the same store pool consisted of 242 buildings aggregating approximately 14.5 million square feet representing approximately 75.5% of our total square feet owned and 44 improved land parcels containing approximately 139.5 acres representing approximately 92.6% of our total acreage owned. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three months and years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended December 31,						For the Three Months Ended December 31,
	2025		2024		$ Change	% Change	2024		2023		$ Change	% Change
Net income [1]	$158,217		$76,103		$82,114	107.9%	$76,103		$57,557		$18,546	32.2%
Depreciation and amortization	38,251		25,907		12,344	47.6%	25,907		18,583		7,324	39.4%
General and administrative	11,604		10,759		845	7.9%	10,759		9,730		1,029	10.6%
Acquisition costs and other	19		25		(6)	(24.0)%	25		92		(67)	(72.8)%
Total other income and expenses	(100,803)		(36,914)		(63,889)	173.1%	(36,914)		(21,127)		(15,787)	74.7
Net operating income	107,288		75,880		31,408	41.4%	75,880		64,835		11,045	17.0%
Less non-same store NOI	(26,937)	[2]	(16,442)	[2]	(10,495)	63.8%	(17,356)	[3]	(6,919)	[3]	(10,437)	150.8%
Same store NOI	$80,351	[4]	$59,438	[4]	$20,913	35.2%	$58,524	[5]	$57,916	[5]	$608	1.0%
Less straight-line rents and amortization of lease intangibles [6]	(9,635)		(3,411)		(6,224)	182.5%	(2,390)		(3,569)		1,179	(33.0)%
Cash-basis same store NOI	$70,716		$56,027		$14,689	26.2%	$56,134		$54,347		$1,787	3.3%
Less termination fee income	(12,621)		(168)		(12,453)	7,412.5%	(168)		(247)		79	(32.0)%
Cash-basis same store NOI excluding termination fees	$58,095		$55,859		$2,236	4.0%	$55,966		$54,100		$1,866	3.4%
1Includes approximately $12.9 million, $0.2 million and $0.2 million of lease termination income for the three months ended December 31, 2025, 2024 and 2023, respectively.
2Includes 2025 and 2024 acquisitions and dispositions, four improved land parcels, six properties under development or redevelopment and one building held for sale as of December 31, 2025.
3Includes 2024 and 2023 acquisitions and dispositions, three improved land parcels consisting of approximately 11.1 acres, six properties under development or redevelopment, approximately 22.4 acres of land for future development and one building held for sale as of December 31, 2024.
4Includes $12.6 million and $0.2 million of lease termination income for the three months ended December 31, 2025 and 2024, respectively.
5Includes $0.2 million of lease termination income for the both three months ended December 31, 2024 and 2023, respectively.
6Includes straight-line rents and amortization of lease intangibles for the same store pool only.

	For the Year Ended December 31,						For the Year Ended December 31,
	2025		2024		$ Change	% Change	2024		2023		$ Change	% Change
Net income [1]	$402,992		$184,497		$218,495	118.4%	$184,497		$151,457		$33,040	21.8%
Depreciation and amortization	121,580		93,916		27,664	29.5%	93,916		73,219		20,697	28.3%
General and administrative	47,269		42,587		4,682	11.0%	42,587		37,935		4,652	12.3%
Acquisition costs and other	347		72		275	381.9%	72		218		(146)	(67.0)%
Total other income and expenses	(210,905)		(36,541)		(174,364)	477.2%	(36,541)		(18,324)		(18,217)	99.4
Net operating income	361,283		284,531		76,752	27.0%	284,531		244,505		40,026	16.4%
Less non-same store NOI	(96,020)	[2]	(49,587)	[2]	(46,433)	93.6%	(53,223)	[3]	(21,034)	[3]	(32,189)	153.0%
Same store NOI	$265,263	[4]	$234,944	[4]	$30,319	12.9%	$231,308	[5]	$223,471	[5]	$7,837	3.5%
Less straight-line rents and amortization of lease intangibles [6]	(19,296)		(15,424)		(3,872)	25.1%	(10,200)		(18,365)		8,165	(44.5)%
Cash-basis same store NOI	$245,967		$219,520		$26,447	12.0%	$221,108		$205,106		$16,002	7.8%
Less termination fee income	(13,106)		(679)		(12,427)	1,830.2%	(679)		(416)		(263)	63.2%
Cash-basis same store NOI excluding termination fees	$232,861		$218,841		$14,020	6.4%	$220,429		$204,690		$15,739	7.7%
1Includes approximately $13.6 million, $0.7 million and $0.6 million of lease termination income for the years ended December 31, 2025, 2024 and 2023, respectively.
2Includes 2025 and 2024 acquisitions and dispositions, four improved land parcels, six properties under development or redevelopment and one building held for sale as of December 31, 2025.
3Includes 2024 and 2023 acquisitions and dispositions, three improved land parcels consisting of approximately 11.1 acres, six properties under development or redevelopment, approximately 22.4 acres of land for future development and one building held for sale as of December 31, 2024.
4Includes $13.1 million and $0.7 million of lease termination income for the years ended December 31, 2025 and 2024, respectively.
5Includes approximately $0.7 million and $0.4 million of lease termination income for the years ended December 31, 2024 and 2023, respectively.
6Includes straight-line rents and amortization of lease intangibles for the same store pool only.
Cash-basis same store NOI increased by approximately $14.7 million for the three months ended December 31, 2025 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and contractual rent increases on pre-existing leases. For the three months ended December 31, 2025 and 2024, total contractual rent abatements of approximately $2.6 million and $1.4 million, respectively, were given to certain tenants in the same store pool and approximately $12.6 million and $0.2 million, respectively, in lease termination income was received from certain tenants in the same store pool. The increase in lease termination revenue was primarily due to a lease termination which occurred during the three months ended December 31, 2025 of $13.5 million, partially offset by a $1.3 million termination fee we paid as part of a lease buy out at two properties. Approximately $0.2 million of the increase in cash-basis same store NOI for the three months ended December 31, 2025 related to properties that were acquired vacant or with near term expirations in 2024. Additionally, during the three months ended December 31, 2025, we gave contractual rent abatements of approximately $1.5 million (approximately 260 bps) to tenants with new leases at our Manhattan, Countyline Building 30 and Morton properties. The aggregate rent change for these leases is approximately 76.1%.
Cash-basis same store NOI increased by approximately $26.4 million for the year ended December 31, 2025 compared to the prior year primarily due to increased rental revenue on new and renewed leases and contractual rent increases on pre-existing leases. For the years ended December 31, 2025 and 2024, total contractual rent abatements of approximately $6.1 million and $3.9 million, respectively, were given to certain tenants in the same-store pool. For both the years ended December 31, 2025 and 2024, approximately $13.1 million in lease termination income was received from certain tenants in the same store pool. The increase in lease termination revenue was primarily due to a lease termination which occurred during the three months ended December 31, 2025 of $13.5 million, partially offset by a $1.3 million termination fee we paid as part of a lease buy out at two properties. In addition, approximately $1.1 million of the increase in cash-basis same store NOI for the year ended December 31, 2025 related to properties that were acquired vacant or with near term expirations in 2024.
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
As of December 31, 2025, we had $400.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on SOFR plus an applicable SOFR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 4.9% as of December 31, 2025. If the SOFR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $1.0 million annually on the total of the outstanding balances on our Amended Facility as of December 31, 2025.
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
Terreno Realty Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment, management of Terreno Realty Corporation determined that, as of December 31, 2025, the company’s internal control over financial reporting is effective based on those criteria. Terreno Realty Corporation’s independent auditors have issued an audit report on the effectiveness of the company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K (which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2025).

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Terreno Realty Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Terreno Realty Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 4, 2026 expressed an unqualified opinion thereon.

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
February 4, 2026

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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
The other information required by Item 10 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 11.     Executive Compensation.
The information required by Item 11 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services.
The information required by Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

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

Item 16.     Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Terreno Realty Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Terreno Realty Corporation (the Company) as of December 31, 2025 and 2024 the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 4, 2026 expressed an unqualified opinion thereon.

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

Valuation of acquired properties
Description of the Matter
During the year ended December 31, 2025, the Company completed 13 real estate acquisitions for a total purchase price of $683.5 million. The properties were acquired from unrelated third parties. As further discussed in Notes 2 and 4 of the consolidated financial statements, the transactions were accounted for as asset acquisitions. The purchase price for each acquisition was allocated to the individual acquired assets and liabilities based on their relative fair values.

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

To test the purchase price allocations to the assets and liabilities acquired, our audit procedures included, among others, review of the purchase agreements, assessing the methodologies and testing the significant assumptions discussed above used to value the components of the acquired properties. We compared, on a sample basis, land comparative sales values, building replacement cost and depreciation estimates, market rental rates, discount rate and market rental growth rates with external market data, and the incorporation of these assumptions in the cash flow projections and overall valuation conclusions. We also tested the completeness and accuracy of the underlying data. We involved our valuation specialists to assist in the assessment of the methodology utilized by the Company and to test on a sample basis certain of the assumptions used in the valuation of land, building and above and below market intangibles.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 2012.
Seattle, Washington
February 4, 2026

Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	December 31, 2025	December 31, 2024

ASSETS
Investments in real estate
Land	$3,020,445	$2,586,471
Buildings and improvements	2,328,890	2,107,312
Construction in progress	217,355	219,652
Intangible assets	223,546	208,475
Total investments in properties	5,790,236	5,121,910
Accumulated depreciation and amortization	(531,839)	(466,553)
Net investments in properties	5,258,397	4,655,357
Properties held for sale, net	2,344	6,258
Net investments in real estate	5,260,741	4,661,615
Cash and cash equivalents	25,020	18,070
Restricted cash	568	282
Other assets, net	101,754	90,189
Total assets	$5,388,083	$4,770,156
LIABILITIES AND EQUITY
Liabilities
Credit facility	$200,000	$82,000
Term loans payable, net	199,616	199,380
Senior unsecured notes, net	473,422	472,953
Mortgage loan payable, net	70,298	69,104
Security deposits	47,570	39,758
Intangible liabilities, net	119,439	116,542
Dividends payable	54,133	48,871
Accounts payable and other liabilities	77,327	79,216
Total liabilities	1,241,805	1,107,824
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 103,571,992 and 99,238,003 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	1,037	994
Additional paid-in capital	3,888,964	3,597,148
Common stock held in deferred compensation plan: 527,547 and 497,190 shares at December 31, 2025 and December 31, 2024, respectively.	(32,847)	(31,097)
Retained earnings	289,124	95,287
Total stockholders’ equity	4,146,278	3,662,332
Total liabilities and equity	$5,388,083	$4,770,156
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
REVENUES
Rental revenues and tenant expense reimbursements	$476,383	$382,621	$323,590
Total revenues	476,383	382,621	323,590
COSTS AND EXPENSES
Property operating expenses	115,100	98,090	79,085
Depreciation and amortization	121,580	93,916	73,219
General and administrative	47,269	42,587	37,935
Acquisition costs and other	347	72	218
Total costs and expenses	284,296	234,665	190,457
OTHER INCOME (EXPENSE)
Interest and other income	5,328	12,083	4,964
Interest expense, including amortization	(32,857)	(20,921)	(24,796)
Gain on sales of real estate investments	238,434	45,379	38,156
Total other income	210,905	36,541	18,324
Net income	402,992	184,497	151,457
Allocation to participating securities	(1,799)	(791)	(712)
Net income available to common stockholders	$401,193	$183,706	$150,745
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$3.92	$1.92	$1.81
Net income available to common stockholders - diluted	$3.91	$1.92	$1.81
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	102,459,881	95,524,549	83,169,028
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	102,723,758	95,842,137	83,371,099
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2022	76,463,482	$765	$2,167,276	417,665	$(26,462)	$88,272	$2,229,851
Net income	—	—	—	—	—	151,457	151,457
Issuance of common stock, net of issuance costs of $5,830	11,012,883	111	665,406	—	—	—	665,517
Forfeiture of common stock related to employee awards	(6,989)	—	—	—	—	—	—
Common shares acquired related to employee awards	(23,854)	—	(1,513)	—	—	—	(1,513)
Issuance of restricted stock	132,574	—	—	—	—	—	—
Stock-based compensation	—	—	13,466	—	—	—	13,466
Common stock dividends ($1.70 per share)	—	—	—	—	—	(144,151)	(144,151)
Deposits to deferred compensation plan, net of withdrawals	(90,998)	—	5,326	90,998	(5,326)	—	—
Balance as of December 31, 2023	87,487,098	876	2,849,961	508,663	(31,788)	95,578	2,914,627
Net income	—	—	—	—	—	184,497	184,497
Issuance of common stock, net of issuance costs of $6,314	11,665,929	118	736,296	—	—	—	736,414
Forfeiture of common stock related to employee awards	(16,836)	—	—	—	—	—	—
Common shares acquired related to employee awards	(48,041)	—	(3,344)	—	—	—	(3,344)
Issuance of restricted stock	138,380	—	—	—	—	—	—
Stock-based compensation	—	—	14,926	—	—	—	14,926
Common stock dividends ($1.88 per share)	—	—	—	—	—	(184,788)	(184,788)
Withdrawals from deferred compensation plan	11,473	—	(691)	(11,473)	691	—	—
Balance as of December 31, 2024	99,238,003	994	3,597,148	497,190	(31,097)	95,287	3,662,332
Net income	—	—	—	—	—	402,992	402,992
Issuance of common stock, net of issuance costs of $5,341	4,261,758	43	275,630	—	—	—	275,673
Forfeiture of common stock related to employee awards	(5,713)	—	—	—	—	—	—
Common shares acquired related to employee awards	(46,978)	—	(3,286)	—	—	—	(3,286)
Issuance of restricted stock	155,279	—	—	—	—	—	—
Stock-based compensation	—	—	17,722	—	—	—	17,722
Common stock dividends ($2.02 per share)	—	—	—	—	—	(209,155)	(209,155)
Deposits to deferred compensation plan, net of withdrawals	(30,357)	—	1,750	30,357	(1,750)	—	—
Balance as of December 31, 2025	103,571,992	$1,037	$3,888,964	527,547	$(32,847)	$289,124	$4,146,278
The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$402,992	$184,497	$151,457
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(15,408)	(9,306)	(8,469)
Amortization of lease intangibles	(29,301)	(17,284)	(13,922)
Depreciation and amortization	121,580	93,916	73,219
Gain on sales of real estate investments	(238,434)	(45,379)	(38,156)
Deferred financing cost and mortgage fair value adjustment amortization	3,397	1,762	1,545
Stock-based compensation	17,722	14,926	13,466
Changes in assets and liabilities
Other assets	(981)	(2,331)	(6,599)
Accounts payable and other liabilities	10,295	11,886	7,136
Net cash provided by operating activities	271,862	232,687	179,677
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(693,633)	(814,515)	(466,840)
Proceeds from sales of real estate investments, net	374,623	71,899	73,077
Additions to construction in progress	(69,971)	(126,428)	(123,570)
Additions to buildings, improvements and leasing costs	(63,407)	(46,433)	(53,055)
Net cash used in investing activities	(452,388)	(915,477)	(570,388)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	281,015	742,728	671,347
Issuance costs on issuance of common stock	(4,075)	(5,704)	(5,038)
Repurchase of common stock related to employee awards	(3,286)	(3,344)	(1,513)
Borrowings on credit facility	422,500	110,000	82,000
Payments on credit facility	(304,500)	(28,000)	(82,000)
Payments on senior unsecured notes	—	(100,000)	—
Payment of deferred financing costs	—	(5,805)	(80)
Dividends paid to common stockholders	(203,892)	(174,969)	(135,852)
Net cash provided by financing activities	187,762	534,906	528,864
Net increase (decrease) in cash and cash equivalents and restricted cash	7,236	(147,884)	138,153
Cash and cash equivalents and restricted cash at beginning of year	18,352	166,236	28,083
Cash and cash equivalents and restricted cash at end of year	$25,588	$18,352	$166,236
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$27,438	$20,898	$31,713
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	29,789	34,509	26,912
Non-cash issuance of common stock to the deferred compensation plan	(1,750)	691	(5,326)
Lease liability arising from recognition of right-of-use asset	—	2,264	—
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$728,519	$937,908	$512,531
Assumption of mortgage loans payable	—	(72,879)	—
Unamortized mortgage fair value adjustment	—	3,650	—
Assumption of other assets and liabilities	(34,886)	(54,164)	(45,691)
Net cash paid for property acquisitions	$693,633	$814,515	$466,840

The accompanying notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Notes to Consolidated Financial Statements
Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. All square feet, acres, occupancy, annualized base rent and number of properties disclosed in these notes to the consolidated financial statements are unaudited. As of December 31, 2025, the Company owned 309 buildings (including one building held for sale) aggregating approximately 19.8 million square feet, 46 improved land parcels consisting of approximately 147.0 acres and six properties under development or redevelopment.
The Company is an internally managed Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2010.
Note 2. Significant Accounting Policies
Basis of Presentation. The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principals generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include all of the Company’s accounts and its subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the years ended December 31, 2025, 2024 or 2023.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $29.3 million, $17.3 million and $13.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of December 31, 2025 was 7.6 years. As of December 31, 2025 and 2024, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	December 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$218,853	$(128,568)	$90,285	$203,386	$(111,927)	$91,459
Above-market leases	4,913	(3,265)	1,648	5,089	(3,723)	1,366
Below-market leases	(204,816)	85,377	(119,439)	(185,995)	69,453	(116,542)
Total	$18,950	$(46,456)	$(27,506)	$22,480	$(46,197)	$(23,717)
Projected net amortization of the intangible assets and liabilities for the next five years and thereafter as of December 31, 2025 is as follows (dollars in thousands):

2026	$6,198
2027	1,706
2028	146
2029	(1,994)
2030	(3,182)
Thereafter	(30,380)
Total	$(27,506)

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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Beginning
Cash and cash equivalents at beginning of year	$18,070	$165,400	$26,393
Restricted cash	282	836	1,690
Cash and cash equivalents and restricted cash	18,352	166,236	28,083
Ending
Cash and cash equivalents at end of year	25,020	18,070	165,400
Restricted cash	568	282	836
Cash and cash equivalents and restricted cash	25,588	18,352	166,236
Net increase (decrease) in cash and cash equivalents and restricted cash	$7,236	$(147,884)	$138,153
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
As of December 31, 2025 and 2024, approximately $74.0 million and $62.9 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $6.3 million and $3.4 million as of December 31, 2025 and 2024, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of deferred financing costs and net of accumulated amortization in the aggregate of approximately $17.4 million and $15.2 million as of December 31, 2025 and 2024, respectively.
Mortgage Fair Value Adjustment. Mortgage fair value adjustment represents the excess of the principal debt assumed over the fair value of debt assumed in connection with property acquisitions. The adjustment is being amortized to interest expense over the term of the related debt instrument using the effective interest method. The net unamortized fair value mortgage adjustment as of December 31, 2025 and 2024 was approximately $2.5 million and $3.6 million, respectively, and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of December 31, 2025 and 2024, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of December 31, 2025, include years 2021 to 2024 for federal purposes.
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
As of December 31, 2025, the Company owned 68 buildings aggregating approximately 3.5 million square feet and 14 improved land parcels consisting of approximately 62.8 acres located in New York City/Northern New Jersey, which accounted for a combined percentage of approximately 26.6% of its annualized base rent. Such annualized base rent is based on contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements as of December 31, 2025, multiplied by 12.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent for the years ended 2025, 2024 and 2023.
Note 4. Investments in Real Estate
During the year ended December 31, 2025, the Company acquired 12 industrial properties and one portfolio of industrial properties. The total aggregate initial investment, including acquisition costs, was approximately $728.5 million, of which $486.5 million was recorded to land, $211.5 million to buildings and improvements, and $30.5 million to intangible assets. Additionally, the Company assumed $35.4 million in liabilities.
The following table sets forth the wholly-owned industrial properties the Company acquired during the year ended December 31, 2025:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Improved Land Acreage	Purchase Price (in thousands)[1]
9660 153rd Avenue NE	Redmond, WA	April 9, 2025	1	33,000	—	$9,300
43-27 33rd Street	Long Island City, Queens, NY	April 24, 2025	1	20,000	—	7,600
11100 Hindry Avenue	Los Angeles, CA	June 6, 2025	1	34,000	—	10,000
11-40 Borden Avenue	Long Island City, Queens, NY	June 18, 2025	1	36,000	—	16,000
3500 West MacArthur Boulevard	Santa Ana, CA	June 20, 2025	1	134,000	—	49,500
49-10 27th Street	Long Island City, Queens, NY	June 30, 2025	1	48,000	—	31,100
3700 & 3730 Redondo Beach Ave	Redondo Beach, CA	August 8, 2025	2	100,000	—	35,500
Multi-market portfolio	Various	August 12, 2025; September 9, 2025	12	1,200,000	—	426,900
258 Littlefield Ave	South San Francisco, CA	September 5, 2025	1	32,000	—	10,200
250 S Maple Avenue	South San Francisco, CA	October 15, 2025	1	18,000	—	5,600
4-28 33rd Street	Long Island City, Queens, NY	November 17, 2025	—	—	0.5	4,700
Craftsman Circle[2]	Hyattsville, MD	December 4, 2025	1	180,000	—	50,000
510 Andover Park West	Tukwila, WA	December 12, 2025	1	121,000	—	27,100
Total/Weighted Average			24	1,956,000	0.5	$683,500
1Excludes intangible liabilities, if any. The total aggregate initial investment was approximately $728.5 million, including $13.7 million in capitalized closing costs and acquisition costs and $32.9 million in assumed intangible liabilities and $1.6 million in other credits related to near term capital expenditures, free rent and tenant improvements at multiple properties.
2Redevelopment of this property commenced upon acquisition.
The Company recorded revenues and net income for the year ended December 31, 2025 of approximately $14.0 million and $5.5 million, respectively, related to the 2025 acquisitions.
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

As of December 31, 2025, the Company had six properties under development or redevelopment that, upon completion, will consist of nine buildings aggregating approximately 1.2 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment and the land for future development as of December 31, 2025:

Property Name	Location	Total Expected Investment (in thousands) [1] (unaudited)	Estimated Post-Development Square Feet
Properties under development or redevelopment:
Countyline Phase IV2, 4
Countyline Building 32	Hialeah, FL	$43,400	164,300
Countyline Building 34	Hialeah, FL	55,200	219,900
Countyline Building 35	Hialeah, FL	55,500	219,900
Countyline Building 36	Hialeah, FL	56,200	213,600
Craftsman Circle	Hyattsville, MD	57,600	180,300
139th Street[3]	Gardena, CA	104,600	223,500
Total		$372,500	1,221,500
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
4The Countyline Phase IV project has incurred approximately $1.1 million in additional costs related to infrastructure to be completed alongside the remaining buildings.
During 2025, the Company completed development and redevelopment of three properties. Additionally, the Company moved the Paterson Plank III redevelopment property to the operating portfolio as it had been vacant for one year after completion. The total expected investment of Paterson Plank III was $35.2 million (unaudited). The following table summarizes certain information with respect to the completed development and redevelopment properties during the year ended December 31, 2025:

Property Name	Location	Total Expected Investment (in thousands) [1] (unaudited)	Post-Development Square Feet	Completion Quarter
East Garry Avenue	Santa Ana, CA	$41,300	91,500	Q1 2025
Countyline Building 33	Hialeah, FL	39,900	158,000	Q3 2025
49-10 27th Street	Long Island City, Queens, NY	35,800	48,000	Q4 2025
Total/Weighted Average		$117,000	297,500
1Total investment for the properties includes the initial purchase price, buyer’s due diligence and closing costs, redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.

The Company capitalized interest associated with development, redevelopment and expansion activities of approximately $5.0 million, $11.0 million and $8.5 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Note 5. Held for Sale/Disposed Assets

The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of December 31, 2025, the Company had one property held for sale, consisting of one building located in the New York City/Northern New Jersey market (net book value of approximately $2.3 million and net liabilities of approximately $0.1 million).
The following table summarizes the properties sold by the Company during the year ended December 31, 2025 (dollars in thousands):

Market	Number of Properties	Number of Buildings	Total Sales Price	Total Gain
New York City/Northern New Jersey	1	1	$144,200	$109,538
Los Angeles	2	5	108,000	54,169
Miami	1	6	82,300	55,534
San Francisco Bay Area	2	2	24,880	11,842
Seattle	2	1	27,000	7,351
Total	8	15	$386,380	$238,434
The following table summarizes the properties sold by the Company during the year ended December 31, 2024 (dollars in thousands):

Market	Number of Properties	Number of Buildings	Total Sales Price	Total Gain
New York City/Northern New Jersey	1	—	$29,800	$17,235
Miami	1	1	20,600	14,498
San Francisco Bay Area	1	2	13,000	7,931
Seattle	1	1	11,000	5,715
Total	4	4	$74,400	$45,379
The following table summarizes the properties sold by the Company during the year ended December 31, 2023 (dollars in thousands):

Market	Number of Properties	Number of Buildings	Total Sales Price	Total Gain
New York City/Northern New Jersey	2	2	$43,200	$21,823
Los Angeles	1	1	15,900	6,604
Washington, D.C.	1	1	18,000	9,729
Total	4	4	$77,100	$38,156
Note 6. Debt
The following table summarizes the components of the Company’s indebtedness as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024	Margin Above SOFR	Interest Rate [1]	Contractual Maturity Date
Unsecured Debt:
Credit Facility	$200,000	$82,000	1.1% [2]	4.8%	1/15/2029
5-Year Term Loan	100,000	100,000	1.3% [2]	5.0%	1/15/2027
5-Year Term Loan	100,000	100,000	1.3% [2]	5.1%	1/15/2028
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [3]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [3]	100,000	100,000	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [3]	125,000	125,000	n/a	2.4%	8/17/2030
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	2.8%	7/15/2031
Total Unsecured Debt	875,000	757,000

Secured Debt:
280 Richards Street	72,879	72,879	n/a	3.9%	3/1/2028
Total Secured Debt	72,879	72,879
Total Unsecured and Secured Debt	947,879	829,879
Less: Unamortized fair value adjustment and debt issuance costs	(4,543)	(6,442)
Total	$943,336	$823,437
1Reflects the contractual interest rate under the terms of each loan as of December 31, 2025. Excludes the effects of unamortized debt issuance costs.
2The interest rates on these loans are the Secured Overnight Financing Rate (“SOFR”) plus a SOFR margin. The SOFR margins will range from 1.10% to 1.55% (1.10% as of December 31, 2025) for the revolving credit facility and 1.25% to 1.75% (1.25% as of December 31, 2025) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment.
3Collectively, the “Senior Unsecured Notes”.

As of December 31, 2025, the Company’s Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $600.0 million revolving credit facility that matures in January 2029, a $100.0 million term loan that matures in January 2027 and a $100.0 million term loan that matures in January 2028. As of December 31, 2025, there were $200.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans. As of December 31, 2024, there were $82.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.

As of December 31, interest on the Amended Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.10% to 1.55% (1.10% as of December 31, 2025) for the revolving credit facility and 1.25% to 1.75% (1.25% as of December 31, 2025) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value and includes a 10 basis points SOFR credit adjustment. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.

On January 7, 2026, the Company entered into the Fourth Amendment to the Amended Facility (the “Fourth Amendment”) adding a $200.0 million term loan maturing on January 15, 2031. Following the Fourth Amendment, the Amended Facility consists of a $600.0 million revolving credit facility that matures in January 2029, a $100.0 million term loan that matures in January 2027, a $100.0 million term loan that matures in January 2028, and a $200.0 million term loan that matures in January 2031. Additionally, the Amended Facility includes an accordion feature pursuant to which the aggregate amount of the Amended Facility may be increased by up to an additional $1.0 billion to a maximum aggregate amount not to exceed

$2.0 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Fourth Amendment are limited to the lesser of (i) the sum of the $600.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027, the $100.0 million term loan maturing in January 2028, and the $200.0 million term loan maturing in January 2031 or (ii) 60.0% of the value of the unencumbered properties. See also, “Note 12. Subsequent Events” below.
The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the Company had one mortgage loan payable totaling approximately $70.3 million and $69.1 million, respectively, net of deferred financing costs of $0.1 million and $0.2 million, respectively, and unamortized fair value adjustment of approximately $2.5 million and $3.6 million, respectively, which bore interest at a weighted average fixed annual rate of 3.9%. The mortgage loan payable is collateralized by one property, is non-recourse and requires monthly interest payments until it matures in March 2028.
The scheduled principal payments of the Company’s debt as of December 31, 2025 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Mortgage Loan Payable	Total Debt
2026	$—	$—	$50,000	$—	$50,000
2027	—	100,000	50,000	—	150,000
2028	—	100,000	100,000	72,879	272,879
2029	200,000	—	100,000	—	300,000
2030	—	—	125,000	—	125,000
Thereafter	—	—	50,000	—	50,000
Subtotal	200,000	200,000	475,000	72,879	947,879
Unamortized fair value adjustment	—	—	—	(2,456)	(2,456)
Total Debt	200,000	200,000	475,000	70,423	945,423
Deferred financing costs, net	—	(384)	(1,578)	(125)	(2,087)
Total Debt, net	$200,000	$199,616	$473,422	$70,298	$943,336
Weighted average interest rate	4.8%	5.1%	3.0%	3.9%	3.9%
Note 7. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of December 31, 2025. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

2026	$335,099
2027	301,360
2028	246,922
2029	193,246
2030	146,896
Thereafter	470,707
Total	$1,694,230

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
Financial Instruments Disclosed at Fair Value. As of December 31, 2025 and 2024, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s mortgage loan and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.
The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of December 31, 2025 and 2024 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
December 31, 2025	$917,753	$—	$917,753	$—	$943,336
December 31, 2024	$773,456	$—	$773,456	$—	$823,437
Note 9. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$500 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million (approximately $157.2 million remaining as of December 31, 2025) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $500 Million ATM Program, the Company had two previous at-the-market equity offering programs (the "Previous $500 Million ATM Program" and the "$300 Million ATM Program"), which were substantially utilized as of August 27, 2024 and September 5, 2023, respectively, and are no longer active. Actual sales under the $500 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the year ended December 31, 2025, the Company issued an aggregate of 4,206,371 shares of common stock at a weighted average offering price of $66.81 per share under the $500 Million ATM Program resulting in net proceeds of approximately $276.9 million and paying total compensation to the applicable sales agents of approximately $4.1 million. During the year ended December 31, 2024, the Company issued an aggregate of 5,329,544 shares of common stock at a weighted average offering price of $66.62 per share under the $500 Million ATM Program and the Previous $500 Million ATM Program, resulting in net proceeds of approximately $349.9 million and paying total compensation to the applicable sales agents of approximately $5.1 million. During the year ended December 31, 2023, the Company issued an aggregate of 5,152,279 shares of common stock at a weighted average offering price of $61.15 per share under the Previous $500 Million ATM Program and the $300 Million ATM Program, resulting in net proceeds of approximately $310.5 million and paying total compensation to the applicable sales agents of approximately $4.6 million.
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
In connection with the Annual Meeting of Stockholders on May 6, 2025, the Company granted a total of 14,195 unrestricted shares of the Company's common stock to its independent directors under the 2019 Plan with a grant date fair value per share of $56.36. The grant date fair value of the common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $0.8 million in compensation costs for the year ended December 31, 2025 related to this issuance.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2026. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of December 31, 2025, the Company had not repurchased any shares of common stock pursuant to its share repurchase program.
The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the years ended December 31, 2025, 2024 and 2023, 36,233, 0 and 96,874 shares of common stock, respectively, were deposited into the Deferred Compensation Plan. During the years ended December 31, 2025, 2024 and 2023, 5,876, 11,473 and 5,876 shares of common stock, respectively, were withdrawn from the Deferred Compensation Plan.
On May 6, 2025, the Company’s stockholders approved the 2025 Plan, which replaced the 2019 Plan. As of December 31, 2025, there were 2,258,368 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2025 Plan, of which 2,159,073 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to December 31, 2025 ranged from $14.20 to $78.33. The fair value of the restricted stock that was granted during the year ended December 31, 2025 was approximately $9.3 million and the vesting period for the restricted stock is typically between three and five years. As of December 31, 2025, the Company had approximately $16.7 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.0 years. The Company recognized compensation costs of approximately $7.7 million, $6.8 million and $6.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to the restricted stock issuances.

The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the years ended December 31, 2025, 2024 and 2023:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2022	356,632	$59.58
Granted	132,574	61.58
Forfeited	(6,989)	66.95
Vested	(63,160)	53.64
Non-vested shares outstanding as of December 31, 2023	419,057	$60.99
Granted	138,380	63.48
Forfeited	(16,836)	66.98
Vested	(114,213)	55.39
Non-vested shares outstanding as of December 31, 2024	426,388	$63.06
Granted	155,279	59.84
Forfeited	(5,713)	62.36
Vested	(97,731)	61.69
Non-vested shares outstanding as of December 31, 2025	478,223	$62.30
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of December 31, 2025:

Non-vested Shares Vesting Schedule	Number of Shares
2026	98,401
2027	126,059
2028	96,436
2029	72,609
2030	84,718
Thereafter	—
Total Non-vested Shares	478,223
Long-Term Incentive Plan:
As of December 31, 2025, there were three open performance measurement periods for the Performance Share awards: January 1, 2023 to December 31, 2025, January 1, 2024 to December 31, 2026, and January 1, 2025 to December 31, 2027. During the year ended December 31, 2025, the Company issued 41,192 shares of common stock at a price of $58.51 per share related to the Performance Share awards for the performance period from January 1, 2023 to December 31, 2025. During 2024 the Company did not issue any shares of common stock related to the Performance Share awards. During the year ended December 31, 2023, the Company issued 97,825 shares of common stock at a price of $58.56 per share related to the Performance Share awards for the performance period from January 1, 2020 to December 31, 2022.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2023 and includes the forfeiture of certain of the Performance Share awards during 2025 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant [1]	Expense for the Year Ended December 31,
		2025	2024	2023
January 1, 2021 - December 31, 2023	$4,820	$—	$—	$1,608
January 1, 2022 - December 31, 2024	5,618	—	1,744	1,928
January 1, 2023 - December 31, 2025	8,583	2,860	2,670	3,012
January 1, 2024 - December 31, 2026	9,261	3,088	3,070	—
January 1, 2025 - December 31, 2027	9,824	3,275	—	—
Total	$38,106	$9,223	$7,484	$6,548
1     Reflects the fair value on date of grant for all performance shares outstanding at December 31, 2025.
Dividends:
The following table sets forth the cash dividends paid or payable per share during the years ended December 31, 2025 and 2024:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2025	Common Stock	$0.49	February 4, 2025	March 27, 2025	April 4, 2025
June 30, 2025	Common Stock	$0.49	May 6, 2025	June 27, 2025	July 11, 2025
September 30, 2025	Common Stock	$0.52	August 5, 2025	September 29, 2025	October 10, 2025
December 31, 2025	Common Stock	$0.52	November 4, 2025	December 15, 2025	January 9, 2026

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2024	Common Stock	$0.45	February 6, 2024	March 28, 2024	April 5, 2024
June 30, 2024	Common Stock	$0.45	May 7, 2024	June 28, 2024	July 12, 2024
September 30, 2024	Common Stock	$0.49	August 6, 2024	September 30, 2024	October 11, 2024
December 31, 2024	Common Stock	$0.49	November 5, 2024	December 13, 2024	January 7, 2025
Note 10. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the three months and years ended December 31, 2025, 2024, and 2023.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 455,244, 429,748 and 393,059 of weighted average unvested restricted shares outstanding for the years ended December 31, 2025, 2024 and 2023, respectively.

Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 263,877, 317,588 and 202,071 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Contractual Commitments. As of February 3, 2026, the Company had three outstanding contracts with third-party sellers to acquire three industrial properties for a total purchase price of approximately $113.2 million. Additionally, the Company has approximately $8.8 million of dispositions under contract where due diligence has been completed and $11.1 million of dispositions under contract where due diligence has commenced. There is no assurance that the Company will acquire or dispose of the properties under contract because the proposed acquisitions and dispositions are subject to the completion of satisfactory due diligence.
Note 12. Subsequent Events
On January 7, 2026, the Company entered into the Fourth Amendment adding a $200.0 million term loan maturing on January 15, 2031. Interest on the term loan, is generally to be paid based upon, at our option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.15% to 1.65% for the term loans depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. Additionally, the ten basis point SOFR credit spread adjustment premium was eliminated on all credit facility borrowings, including term loans. Proceeds from the $200.0 million term loan were used to reduce borrowings under the $600.0 million revolving credit facility and for general corporate purposes.
On February 3, 2026, the Company’s Board of Directors declared a cash dividend in the amount of $0.52 per share of its common stock payable on April 10, 2026 to the stockholders of record as of the close of business on March 27, 2026.

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation
As of December 31, 2025
(in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2025
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Los Angeles
104th Street	1	Los Angeles, CA	$—	$3,701	$976	$198	$3,701	$1,174	$4,875	$279	2017	1951
5401 West 104th St	1	Los Angeles, CA	—	15,721	1,463	164	15,721	1,627	17,348	182	2022	1951
139th Street	—	Carson, CA	—	—	15,783	426	—	16,209	16,209	15,843	2017	1965/2003
630 Glasgow	1	Inglewood, CA	—	2,245	1,855	866	2,245	2,721	4,966	1,132	2011	1988
747 Glasgow	1	Inglewood, CA	—	1,759	1,555	484	1,759	2,039	3,798	837	2014	1981
1150 & 1250 W. Trenton Ave	2	Orange, CA	—	7,491	2,488	19	7,491	2,507	9,998	306	2021	1980 & 1971
13020 & 13030 Cerise	2	Hawthorne, CA	—	6,986	1,371	2,002	6,986	3,373	10,359	367	2021	1956 & 1958
13025 Cerise	1	Hawthorne, CA	—	6,864	1,330	156	6,864	1,486	8,350	183	2021	1955
1201 Foothill Boulevard	1	Azusa, CA	—	3,091	941	1	3,091	942	4,033	43	2024	1987
1335 Foothill Boulevard	1	Azusa, CA	—	3,368	2,774	243	3,368	3,017	6,385	125	2024	1987
1355-1365 Foothill Boulevard	1	Azusa, CA	—	5,145	2,729	187	5,145	2,916	8,061	140	2024	1987
16009-16019 Foothill Boulevard	1	Irwindale, CA	—	4,983	2,512	60	4,983	2,572	7,555	115	2024	1985
16033-16037 Foothill Boulevard	1	Irwindale, CA	—	4,075	2,567	60	4,075	2,627	6,702	117	2024	1985
16057-16059 Foothill Boulevard	1	Irwindale, CA	—	3,982	2,297	274	3,982	2,571	6,553	111	2024	1985
14611 Broadway	1	Gardena, CA	—	4,757	1,243	2,027	4,757	3,270	8,027	1,823	2013	1962
4857 W 147th St	1	Hawthorne, CA	—	6,185	8,817	850	6,185	9,667	15,852	341	2022	1967
3660 Fee Ana	—	Anaheim, CA	—	14,213	1,147	1,211	14,213	2,358	16,571	356	2022	1966/1993
19601 Hamilton	1	Torrance, CA	—	7,409	4,072	1,900	7,409	5,972	13,381	2,717	2011	1985
735-751 Todd Avenue	1	Azusa, CA	—	6,176	1,478	104	6,176	1,582	7,758	74	2024	1987
8320-8400 Isis Avenue	1	Los Angeles, CA	—	14,963	3,429	457	14,963	3,886	18,849	364	2022	1979
332 Hindry Avenue	1	Inglewood, CA	—	6,977	2,800	443	6,977	3,243	10,220	341	2022	1983
709 Hindry	1	Inglewood, CA	—	2,105	2,972	700	2,105	3,672	5,777	1,016	2016	1984
11100 Hindry Avenue	1	Los Angeles, CA	—	6,809	2,778	46	6,809	2,824	9,633	39	2025	1955
Acacia	1	Compton, CA	—	5,143	1,985	1,593	5,143	3,578	8,721	750	2017	1972
Anderson	5	Los Angeles, CA	—	17,095	1,271	5,567	17,095	6,838	23,933	1,318	2019	1912-1987
Aviation	—	Inglewood, CA	—	9,544	498	1,685	9,544	2,183	11,727	396	2020	2013
Ceres Ave	2	Los Angeles, CA	—	4,825	2,833	107	4,825	2,940	7,765	352	2021	2015
Dominguez	—	Los Angeles, CA	—	11,370	1,535	3,597	11,370	5,132	16,502	1,790	2017
1

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2025
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
3091 East Coronado St	—	Anaheim, CA	—	7,140	464	255	7,140	719	7,859	170	2022	2017
East Garry Avenue	1	Santa Ana, CA	—	13,716	25,703	1	13,716	25,704	39,420	718	2023	2024
Gladwick	1	Rancho Dominguez, CA	—	11,636	5,998	341	11,636	6,339	17,975	1,198	2020	2009
Gramercy Place	1	Torrance, CA	—	4,846	1,503	546	4,846	2,049	6,895	358	2021	2015
Hawthorne	8	Hawthorne, CA	—	17,226	10,069	3,537	17,226	13,606	30,832	3,505	2017	1952/1986
Las Hermanas	1	Compton, CA	—	3,330	751	888	3,330	1,639	4,969	883	2014	1970
Lynwood	3	Lynwood, CA	—	43,885	—	917	43,885	917	44,802	—	2017	1988
McLaren	1	Irvine, CA	—	7,459	668	—	7,459	668	8,127	120	2020	1982
Manhattan Beach	1	Redondo Beach, CA	—	7,874	5,641	3,483	7,874	9,124	16,998	2,736	2012	1963/1970
Maple	—	Rancho Dominguez, CA	—	9,371	607	745	9,371	1,352	10,723	427	2020	1978
Maple II	—	Rancho Dominguez, CA	—	14,102	183	495	14,102	678	14,780	374	2021
Maple III	—	Rancho Dominguez, CA	—	24,728	1,637	2,004	24,728	3,641	28,369	199	2022
Porter	1	Los Angeles, CA	—	3,791	399	294	3,791	693	4,484	64	2020	1911 & 1968
3700 & 3730 Redondo Beach Ave	2	Redondo Beach, CA	—	27,867	7,034	—	27,867	7,034	34,901	69	2025	1962
San Pedro	—	Gardena, CA	—	7,598	1,523	317	7,598	1,840	9,438	177	2021
Santa Fe	2	Redondo Beach, CA	—	37,049	5,560	87	37,049	5,647	42,696	357	2023	1968
Slauson	—	Santa Fe Springs, CA	—	4,679	697	957	4,679	1,654	6,333	455	2019	1967/1973
19500 South Alameda St	—	Rancho Dominguez, CA	—	30,176	2,364	523	30,176	2,887	33,063	252	2022	1982/1985
South Main	2	Carson, CA	—	16,371	7,045	17,519	16,371	24,564	40,935	10,145	2012/2014	2016
South Main III	1	Gardena, CA	—	11,521	12,467	1,080	11,521	13,547	25,068	3,426	2017	2016
Telegraph Springs	2	Santa Fe Springs, CA	—	7,063	7,236	902	7,063	8,138	15,201	2,157	2017	2007
Vermont	1	Torrance, CA	—	10,173	7,105	1,356	10,173	8,461	18,634	1,876	2018	1978
Walnut II	1	Compton, CA	—	6,097	5,069	1,077	6,097	6,146	12,243	1,552	2018	1969
3500 West MacArthur Boulevard	1	Santa Ana, CA	—	56,221	13,426	—	56,221	13,426	69,647	201	2025	1983
New York City/Northern New Jersey
49-10 27th Street	1	Long Island City, Queens, NY	—	30,459	5,713	—	30,459	5,713	36,172	3	2025	1950
144-02 158th Street	1	Jamaica, Queens, NY	—	11,175	4,533	786	11,175	5,319	16,494	193	2024	1981
145-07 156th Street	1	Jamaica, Queens, NY	—	1,408	730	90	1,408	820	2,228	33	2024	1963
145-20 157th Street	1	Jamaica, Queens, NY	—	14,598	7,707	101	14,598	7,808	22,406	317	2024	1969
145-45 156th Street	1	Jamaica, Queens, NY	—	7,909	3,968	32	7,909	4,000	11,909	163	2024	1981
149-39 Guy R. Brewer Boulevard	1	Jamaica, Queens, NY	—	3,603	2,127	1	3,603	2,128	5,731	87	2024	1966
149-40 182nd Street	1	Jamaica, Queens, NY	—	4,066	1,450	55	4,066	1,505	5,571	62	2024	1989
154-09 146th Avenue	1	Jamaica, Queens, NY	—	9,478	1,782	87	9,478	1,869	11,347	79	2024	1994
156-15 146th Avenue	1	Jamaica, Queens, NY	—	1,675	226	198	1,675	424	2,099	30	2024	1983
2

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2025
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
179-02 150th Avenue	1	Jamaica, Queens, NY	—	17,837	8,625	17	17,837	8,642	26,479	351	2024	1970
179-15 149th Road	1	Jamaica, Queens, NY	—	3,894	1,382	3	3,894	1,385	5,279	56	2024	1969
182-09 149th Road	1	Jamaica, Queens, NY	—	10,350	4,042	89	10,350	4,131	14,481	170	2024	1982
182-17 150th Avenue	1	Jamaica, Queens, NY	—	25,274	2,841	196	25,274	3,037	28,311	133	2024	1984
181 Lombardy	1	Brooklyn, NY	—	9,124	2,986	920	9,124	3,906	13,030	190	2024	1940
195 Anderson Avenue	1	Moonachie, NJ	—	3,577	1,336	—	3,577	1,336	4,913	57	2024	1968
1C Terminal Way	1	Avenel, NJ	—	8,671	2,619	363	8,671	2,982	11,653	162	2024	1966
2AB Terminal Way	1	Avenel, NJ	—	11,778	10,531	1,504	11,778	12,035	23,813	520	2024	1970
2C Terminal Way	1	Avenel, NJ	—	6,466	5,208	300	6,466	5,508	11,974	246	2024	1966
22 Madison	1	Fairfield, NJ	—	1,365	1,607	1,209	1,365	2,816	4,181	924	2015	1979
280 Richards Street	1	Red Hook, Brooklyn, NY	72,879	86,445	79,654	—	86,445	79,654	166,099	2,097	2024	2021
48th 3rd and 286 Central	1	Kearny, NJ	—	12,061	1,664	2,571	12,061	4,235	16,296	729	2019	1978/1983
48-29 31st Pl	1	Long Island City, Queens, NY	—	5,750	1,946	432	5,750	2,378	8,128	106	2024	1965
4-28 33rd Street	—	Long Island City, Queens, NY	—	4,692	43	140	4,692	183	4,875	—	2025	1979
43-27 33rd Street	1	Long Island City, Queens, NY	—	6,337	1,140	40	6,337	1,180	7,517	27	2025	1926
49-15 Maspeth Ave	1	Maspeth, Queens, NY	—	42,560	7,258	—	42,560	7,258	49,818	199	2024	1966
4AB Engelhard	1	Avenel, NJ	—	13,164	8,894	16	13,164	8,910	22,074	370	2024	1966
8AB Engelhard	1	Avenel, NJ	—	11,688	10,763	935	11,688	11,698	23,386	582	2024	1966
9th Street	1	Long Island City, NY	—	18,410	5,116	5,523	18,410	10,639	29,049	1,295	2023	1939
49th Street	1	Queens, NY	—	21,674	2,999	1,435	21,674	4,434	26,108	1,694	2019	1966
50 Kero	2	Carlstadt, NJ	—	10,343	3,876	4,607	10,343	8,483	18,826	2,754	2017	1970
51 Kero	—	Carlstadt, NJ	—	3,236	589	869	3,236	1,458	4,694	194	2019	1956-1966
74th North Bergen	1	North Bergen, NJ	—	2,933	1,817	1,337	2,933	3,154	6,087	1,198	2016	1973
81 N. Hackensack	—	Kearny, NJ	—	25,901	—	1,263	25,901	1,263	27,164	598	2019
85 Doremus	—	Newark, NJ	—	5,918	513	26	5,918	539	6,457	141	2018
87 Doremus	—	Newark, NJ	—	21,595	550	958	21,595	1,508	23,103	227	2022	N/A
127 Doremus	—	Newark, NJ	—	12,111	430	520	12,111	950	13,061	220	2022	N/A
97 Third Street	—	Kearny, NJ	—	25,580	1,566	1,799	25,580	3,365	28,945	804	2021	1970
190 Morgan	1	Brooklyn, NY	—	4,363	249	1,215	4,363	1,464	5,827	354	2021	1969
341 Michele	1	Carlstadt, NJ	—	2,372	4,798	1,490	2,372	6,288	8,660	2,337	2013	1973
422 Frelinghuysen	—	Newark, NJ	—	7,682	—	3,136	7,682	3,136	10,818	1,139	2017
465 Meadow	1	Carlstadt, NJ	—	713	1,618	346	713	1,964	2,677	689	2013	1972
550 Delancy	1	Newark, NJ	—	9,230	4,855	2,437	9,230	7,292	16,522	3,167	2013	1987
620 Division	1	Elizabeth, NJ	—	6,491	3,568	7,988	6,491	11,556	18,047	5,159	2011	1980
629 Henry	1	Elizabeth, NJ	—	13,734	1,690	778	13,734	2,468	16,202	286	2022	2004
3

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2025
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
900 Hart	1	Piscataway, NJ	—	3,202	3,866	2,057	3,202	5,923	9,125	2,349	2014	1983
901 North	1	Elizabeth, NJ	—	8,035	913	1,157	8,035	2,070	10,105	986	2016	2016
228 North Ave	1	Elizabeth, NJ	—	40,671	5,218	1,683	40,671	6,901	47,572	1,266	2021	1975
256 Patterson Plank	1	Carlstadt, NJ	—	9,478	1,284	1,766	9,478	3,050	12,528	601	2021	1960
293 Roanoke Avenue	—	Newark, NJ	—	11,395	2,217	529	11,395	2,746	14,141	446	2022	N/A
Avenue A	4	Carlstadt, NJ	—	7,516	4,660	1,988	7,516	6,648	14,164	2,192	2017	1951/1957
Belleville	1	Kearny, NJ	—	12,845	18,041	1,847	12,845	19,888	32,733	7,608	2011	2006
11-40 Borden Avenue	1	Long Island City, Queens, NY	—	13,991	2,420	22	13,991	2,442	16,433	34	2025	1960
Commerce	1	Carlstadt, NJ	—	1,656	1,544	443	1,656	1,987	3,643	462	2018	1969
Dell	1	Carlstadt, NJ	—	6,641	771	516	6,641	1,287	7,928	481	2011	1972
Ethel	2	Piscataway, NJ	—	2,748	3,801	2,896	2,748	6,697	9,445	2,503	2013	1981/1984
JFK Airgate	4	Queens, NY	—	18,282	32,933	9,768	18,282	42,701	60,983	17,517	2013	1986/1991
100-140 Lincoln Highway	1	Kearny, NJ	—	35,678	28,308	658	35,678	28,966	64,644	218	2025	2024
Manor	1	East Rutherford, NJ	—	4,076	5,262	3,757	4,076	9,019	13,095	2,767	2015	1968
Morgan	2	Brooklyn, NY	—	71,051	10,888	7,857	71,051	18,745	89,796	4,535	2019	1960/1980 & 1967
New Dutch	1	Fairfield, NJ	—	4,773	2,004	—	4,773	2,004	6,777	629	2017	1976
Paterson Plank	1	Carlstadt, NJ	—	4,127	455	1,472	4,127	1,927	6,054	491	2016	1998
Paterson Plank III	1	Carlstadt, NJ	—	15,975	18,192	—	15,975	18,192	34,167	66	2021	1950
Stockton	—	Newark, NJ	—	12,327	1,282	536	12,327	1,818	14,145	963	2017
Terminal Way	2	Avenel, NJ	—	3,537	3,598	1,803	3,537	5,401	8,938	1,720	2014	1950/1968
Van Dyke	1	Red Hook, Brooklyn, NY	—	21,171	3,200	9,154	21,171	12,354	33,525	742	2023	1921
Whelan	1	East Rutherford, NJ	—	6,366	5,704	616	6,366	6,320	12,686	1,384	2019	2005
Wilson	1	Newark, NJ	—	2,016	484	1,034	2,016	1,518	3,534	693	2016	1970
Woodside	1	Queens, NY	—	23,987	3,796	4,148	23,987	7,944	31,931	2,392	2018	2018
San Francisco Bay Area
1200-1220 San Mateo Avenue	1	South San Francisco, CA	—	24,488	7,126	1,615	24,488	8,741	33,229	401	2024	1972
20th Street	1	Oakland, CA	—	18,092	6,730	2,011	18,092	8,741	26,833	1,923	2019	1970 & 2003
20269-20281 Mack Street	1	Hayward, CA	—	8,758	2,395	9	8,758	2,404	11,162	112	2024	1977
238/242 Lawrence	2	South San Francisco, CA	—	6,674	2,655	2,958	6,674	5,613	12,287	2,717	2010	1986
240 Littlefield	1	South San Francisco, CA	—	5,107	3,293	2,862	5,107	6,155	11,262	2,167	2013	2013
258 Littlefield Ave	1	South San Francisco, CA	—	8,885	1,327	744	8,885	2,071	10,956	12	2025	1965
299 Lawrence	1	South San Francisco, CA	—	1,352	1,198	747	1,352	1,945	3,297	901	2010	1968
3528 Arden Road	1	Hayward, CA	—	15,272	10,100	609	15,272	10,709	25,981	439	2024	1999
4

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2025
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
631 Brennan	1	San Jose, CA	—	1,932	2,245	1,786	1,932	4,031	5,963	1,441	2012	1975
3660 Thomas Road	1	Santa Clara, CA	—	43,053	13,887	2,131	43,053	16,018	59,071	1,845	2022	1973
Ahern	2	Union City, CA	—	3,246	2,749	2,657	3,246	5,406	8,652	2,302	2010	1986
Berryessa	—	San Jose, CA	—	23,057	2,574	827	23,057	3,401	26,458	388	2021
Burroughs	3	San Leandro, CA	—	5,400	7,092	1,811	5,400	8,903	14,303	3,339	2014	1966
Caribbean	3	Sunnyvale, CA	—	17,483	14,493	4,940	17,483	19,433	36,916	7,366	2012	1980/1981
Carlton Court	1	South San Francisco, CA	—	2,036	1,475	922	2,036	2,397	4,433	880	2012	1981
Clawiter	1	Hayward, CA	—	5,964	1,159	189	5,964	1,348	7,312	463	2011	1967
East Gish	—	San Jose, CA	—	6,759	726	2	6,759	728	7,487	117	2021	1959
Edison	3	San Leandro, CA	—	14,797	2,806	3,669	14,797	6,475	21,272	1,112	2021	1975
Foley Street	2	Hayward, CA	—	5,023	3,281	711	5,023	3,992	9,015	568	2021	1976 & 1972
Hotchkiss	1	Fremont, CA	—	4,163	3,152	1,438	4,163	4,590	8,753	998	2017	1997
Hotchkiss II	1	Fremont, CA	—	3,042	3,081	618	3,042	3,699	6,741	828	2018	1997
250 S Maple Avenue	1	South San Francisco, CA	—	4,695	769	200	4,695	969	5,664	5	2025	1977
Merced	4	San Leandro, CA	—	25,621	9,318	8,547	25,621	17,865	43,486	3,929	2018	1958
Michele	1	South San Francisco, CA	—	2,710	2,540	1,325	2,710	3,865	6,575	933	2016	1979
Minnesota and Tennessee	2	San Francisco, CA	—	34,738	13,141	4,995	34,738	18,136	52,874	2,930	2019	1963
Morton	4	Newark, CA	—	65,640	115,039	4,458	65,640	119,497	185,137	8,513	2023	2020
Old Bayshore	—	San Jose, CA	—	10,244	1,609	415	10,244	2,024	12,268	455	2020	1955
San Clemente	1	Hayward, CA	—	5,126	3,938	1,289	5,126	5,227	10,353	1,108	2018	1982
Teagarden	5	San Leandro, CA	—	19,172	15,221	914	19,172	16,135	35,307	1,645	2022	1970/1972
West 140th	2	San Leandro, CA	—	9,578	6,297	4,757	9,578	11,054	20,632	3,083	2016	1959
Whitney	3	San Leandro, CA	—	13,821	9,016	2,961	13,821	11,977	25,798	2,934	2018	1974
Wicks	1	San Leandro, CA	—	2,224	298	125	2,224	423	2,647	130	2018	1976
Central Pacific Business Park I	1	Union City, CA	—	6,629	11,088	2,022	6,629	13,110	19,739	4,433	2014	1989
Central Pacific Business Park II	4	Union City, CA	—	13,642	23,658	8,440	13,642	32,098	45,740	11,935	2015	2015
Seattle
1st ave	1	Seattle, WA	—	29,441	30,537	9,261	29,441	39,798	69,239	7,317	2018	1937 & 1967
13045 SE 32nd Street	1	Bellevue, WA	—	5,982	536	912	5,982	1,448	7,430	136	2024	1979
33rd Place	2	Bellevue, WA	—	10,655	3,930	144	10,655	4,074	14,729	488	2022	1968-2009
6th Ave South	1	Seattle, WA	—	7,215	8,670	499	7,215	9,169	16,384	1,796	2020	1960
68th Kent	2	Kent, WA	—	7,465	2,263	220	7,465	2,483	9,948	334	2021	1976
84th Kent	—	Kent, WA	—	4,552	136	331	4,552	467	5,019	101	2020	1963 & 2000
117th Place NE	1	Kirkland, WA	—	23,846	9,842	1,509	23,846	11,351	35,197	1,652	2021	1978
9660 153rd Avenue NE	1	Redmond, WA	—	5,875	3,498	1,842	5,875	5,340	11,215	73	2025	1980
917 Valley	1	Puyallup, WA	—	2,203	4,551	373	2,203	4,924	7,127	960	2019	2006
5

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2025
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
3401 Lind	1	Renton, WA	—	2,999	6,707	1,517	2,999	8,224	11,223	2,696	2014	1984/2012
4225 2nd Avenue	1	Seattle, WA	—	4,236	4,049	2,412	4,236	6,461	10,697	2,087	2015	1957
4930 3rd Avenue South	1	Seattle, WA	—	3,984	2,424	1,202	3,984	3,626	7,610	1,254	2016	1964
17600 West Valley Highway	1	Tukwila, WA	—	3,361	5,260	2,135	3,361	7,395	10,756	3,210	2012	1986
510 Andover Park West	1	Tukwila, WA	—	20,004	6,426	—	20,004	6,426	26,430	7	2025	1976
Auburn 400	1	Auburn, WA	—	4,415	5,234	1,179	4,415	6,413	10,828	1,178	2019	2000
Auburn 1307	1	Auburn, WA	—	4,253	5,034	881	4,253	5,915	10,168	2,098	2014	2002
Dawson	1	Seattle, WA	—	3,902	278	654	3,902	932	4,834	359	2017	1964
East Valley	1	Renton, WA	—	2,693	2,959	443	2,693	3,402	6,095	754	2018	1991
East Marginal	—	Renton, WA	—	2,618	380	198	2,618	578	3,196	206	2019	1991
Hudson	1	Seattle, WA	—	4,471	912	323	4,471	1,235	5,706	262	2020	2006
Kent 188	1	Kent, WA	—	3,251	4,719	3,411	3,251	8,130	11,381	3,310	2010	1979
Kent 190	1	Kent, WA	—	4,560	5,561	1,522	4,560	7,083	11,643	2,385	2015	1992/1999
Kent 192	1	Kent, WA	—	12,752	20,642	533	12,752	21,175	33,927	4,069	2020
Kent 202	1	Kent, WA	—	5,761	9,114	5,252	5,761	14,366	20,127	4,684	2015	1981
Kent 216	1	Kent, WA	—	3,672	5,408	1,145	3,672	6,553	10,225	2,432	2014	1996
Kent Corporate Park	4	Kent, WA	—	5,032	6,916	3,896	5,032	10,812	15,844	3,857	2015	1980/1981
Lucile	1	Seattle, WA	—	4,498	3,504	1,738	4,498	5,242	9,740	1,709	2017	1976
Lund	1	Auburn, WA	—	2,573	4,399	673	2,573	5,072	7,645	1,443	2016	1999
Occidental Avenue	3	Seattle, WA	—	12,550	3,300	1,420	12,550	4,720	17,270	729	2021	1988
Olympic	1	Tukwila, WA	—	1,499	1,431	742	1,499	2,173	3,672	1,006	2015	1978
MLK 9801	—	Seattle, WA	—	14,388	1,360	429	14,388	1,789	16,177	180	2021
MLK 9845	—	Seattle, WA	—	14,436	531	95	14,436	626	15,062	101	2021
MLK 9600	—	Seattle, WA	—	20,849	1,395	1,492	20,849	2,887	23,736	945	2021	1957
NE 91st	2	Redmond, WA	—	7,944	1,866	27	7,944	1,893	9,837	182	2022	1986/1987
SeaTac 8th Avenue	1	Burien, WA	—	2,501	4,020	2,454	2,501	6,474	8,975	2,617	2013	1988
SW 16th Street	—	Renton, WA	—	6,251	2,001	1,579	6,251	3,580	9,831	338	2021	1962
SW 34th	1	Renton, WA	—	2,912	3,289	540	2,912	3,829	6,741	1,494	2014	1996/2010
Valley Corporate	2	Kent, WA	—	5,264	9,096	3,739	5,264	12,835	18,099	5,430	2011	1987
Woodinville	1	Woodinville, WA	—	12,490	12,244	573	12,490	12,817	25,307	1,325	2021	1996
Woodinville II	2	Woodinville, WA	—	20,941	12,949	954	20,941	13,903	34,844	1,452	2021	1999
Woodinville III	9	Woodinville, WA	—	193,056	37,620	1,825	193,056	39,445	232,501	400	2025	1979-1996
Willows	—	Redmond, WA	—	3,067	581	287	3,067	868	3,935	99	2021	1970
8660 Willows Road	—	Redmond, WA	—	18,034	2,180	1,422	18,034	3,602	21,636	502	2022	1987
Miami
26th Street	1	Miami, FL	—	3,444	4,558	1,272	3,444	5,830	9,274	2,287	2012	1973
48th Avenue	2	Miami Gardens, FL	—	4,322	2,187	1,053	4,322	3,240	7,562	1,145	2011	1987
6

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2025
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
70th Avenue	1	Miami, FL	—	1,434	2,333	469	1,434	2,802	4,236	1,125	2011	1999
70th Avenue II	1	Miami, FL	—	2,152	3,418	1,122	2,152	4,540	6,692	1,354	2016	1969
70th Avenue III	1	Miami, FL	—	2,543	3,167	848	2,543	4,015	6,558	1,143	2016	1974
70th Avenue IV	1	Miami, FL	—	1,119	1,456	728	1,119	2,184	3,303	578	2017	1969
70th Avenue V	1	Miami, FL	—	5,036	3,419	2,438	5,036	5,857	10,893	1,275	2017	1974
73rd Street	2	Miami, FL	—	6,130	13,932	617	6,130	14,549	20,679	1,627	2021	2022
74th Avenue	1	Miami, FL	—	2,327	3,538	1,103	2,327	4,641	6,968	1,386	2016	1986
81st Street	2	Medley, FL	—	2,938	5,242	2,088	2,938	7,330	10,268	2,732	2015	1996/2003
94th Avenue	1	Doral, FL	—	3,000	3,580	3,366	3,000	6,946	9,946	1,238	2017	1989
107th Avenue	1	Medley, FL	—	2,787	2,036	933	2,787	2,969	5,756	1,358	2013	2001
101st Road	1	Medley, FL	—	2,647	3,258	1,074	2,647	4,332	6,979	1,836	2013	2012
131st Street	1	Medley, FL	—	2,903	5,729	1,595	2,903	7,324	10,227	2,432	2014	1999
7045 NW 46th St	1	Miami, FL	—	2,517	2,261	227	2,517	2,488	5,005	283	2022	1986
8050 NW 90th St	—	Medley, FL	—	18,612	2,067	3,503	18,612	5,570	24,182	839	2022	N/A
12950 SW South River	1	Medley, FL	—	1,971	4,029	1,520	1,971	5,549	7,520	1,455	2016	2000
Countyline #24 & #25	2	Hialeah, FL	—	15,552	27,898	6,643	15,552	34,541	50,093	5,668	2021	2021 & 2021
Countyline #26	1	Hialeah, FL	—	11,826	24,407	4,958	11,826	29,365	41,191	4,380	2021	2021
Countyline #27 & #28	2	Hialeah, FL	—	18,595	49,052	9,847	18,595	58,899	77,494	9,092	2021	2021 & 2021
Countyline #29 & #30	2	Hialeah, FL	—	19,370	52,925	5,020	19,370	57,945	77,315	5,436	2022	2022
Countyline 31	1	Hialeah, FL	—	13,425	28,576	1,707	13,425	30,283	43,708	1,322	2023	2024
Countyline 33	1	Hialeah, FL	—	12,020	28,215	164	12,020	28,379	40,399	360	2023	2025
Countyline 38	1	Hialeah, FL	—	36,898	67,304	319	36,898	67,623	104,521	3,802	2023	2024
Countyline 39	1	Hialeah, FL	—	14,647	29,337	56	14,647	29,393	44,040	1,406	2023	2024
Countyline 40	1	Hialeah, FL	—	12,151	28,265	304	12,151	28,569	40,720	1,806	2023	2024
Countyline #41	1	Hialeah, FL	—	14,044	31,261	500	14,044	31,761	45,805	2,187	2023	2023
Doral Air Logistics Center	3	Doral, FL	—	70,197	117,640	4,724	70,197	122,364	192,561	3,222	2024	2022
Miami International Trade Center	4	Medley, FL	—	5,063	10,958	3,944	5,063	14,902	19,965	4,516	2015	1996
Royal Palm	2	Doral, FL	—	53,552	72,133	724	53,552	72,857	126,409	565	2025	2024
Washington, D.C.
25th Place NE	1	Washington, D.C.	—	7,845	4,932	282	7,845	5,214	13,059	366	2023	2023
75th Ave	5	Landover, MD	—	10,658	18,615	7,310	10,658	25,925	36,583	8,776	2014	1987/1990
2920 V Street	1	Washington, D.C.	—	2,248	1,670	1,642	2,248	3,312	5,560	880	2017	1958
3000 V Street NE	1	Washington, D.C.	—	5,171	2,745	997	5,171	3,742	8,913	168	2024	1960
3601 Pennsy	1	Landover, MD	—	2,331	4,375	1,780	2,331	6,155	8,486	2,592	2013	1996
4230 Forbes	1	Lanham, MD	—	1,736	2,395	1,529	1,736	3,924	5,660	1,270	2013	2003
4501 46th Street	—	Bladensburg, MD	—	9,576	1,984	1,154	9,576	3,138	12,714	382	2021	1955
7

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2025
Property Name	No. of Bldgs.	Location	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Business Parkway	1	Lanham, MD	—	3,038	3,007	223	3,038	3,230	6,268	822	2016	2002
Eisenhower	3	Alexandria, VA	—	36,755	23,768	2,920	36,755	26,688	63,443	3,100	2021	1974
Fleet	4	Alexandria, VA	—	51,999	29,859	1,154	51,999	31,013	83,012	1,441	2024	1977
Hampton Overlook	3	Capitol Heights, MD	—	4,602	7,521	3,046	4,602	10,567	15,169	3,123	2016	1989/1990
Pickett	1	Alexandria, VA	—	6,256	2,850	700	6,256	3,550	9,806	608	2021	1963
Tuxedo	—	Hyattsville, MD	—	6,867	1,266	1,365	6,867	2,631	9,498	409	2021	1962
V Street	6	Washington, D.C.	—	67,132	41,299	21,972	67,132	63,271	130,403	22,362	2015	1955/1963
Subtotal	308		72,879	3,020,445	1,920,193	408,697	3,020,445	2,328,890	5,349,335	400,226
Unamortized fair market value adjustment			(2,456)
Unamortized net deferred financing costs			(125)
Intangible assets									223,546	131,613
Total	308		$70,298	$3,020,445	$1,920,193	$408,697	$3,020,445	$2,328,890	$5,572,881	$531,839

Assets held for sale	1		$—	$974	$1,647	$817	$974	$2,464	$3,438	$1,094
Intangible assets related to assets held for sale									220	220
Total Assets held for sale	1		$—	$974	$1,647	$817	$974	$2,464	$3,658	$1,314
8

Terreno Realty Corporation
Schedule III
Real Estate Investments and Accumulated Depreciation – (Continued)
As of December 31, 2025
(in thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Investment in Properties
Balance at beginning of year	$5,121,910	$4,047,840
Acquisition of properties	728,519	937,908
Disposition of properties	(166,200)	(31,755)
Construction in progress	64,557	129,564
Properties held for sale	(3,658)	(7,715)
Improvements, net of write-offs	45,108	46,068
Balance at end of year	$5,790,236	$5,121,910

	2025	2024
Accumulated Depreciation
Balance at beginning of year	$466,553	$384,480
Amortization of lease intangible assets	26,559	20,368
Depreciation expense	84,870	71,704
Accumulated depreciation on properties held for sale	(1,314)	(1,457)
Disposition of properties and write-offs	(44,829)	(8,542)
Balance at end of year	$531,839	$466,553

9

Exhibit Index

Exhibit Number	Exhibit Description

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

10.4+
Form of Restricted Stock Award Agreement for Executive Officers and Employees (previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 on August 1, 2025 and incorporated herein by reference).

10.5+
Form of Restricted Stock Award Agreement for Non-Employee Directors (previously filed as Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 on January 6, 2010 and incorporated herein by reference).

10.6+
Terreno Realty Corporation 2025 Equity Incentive Plan (previously filed as Appendix A to Terreno Realty Corporation's Proxy Statement on Schedule 14A dated March 21, 2025 and incorporated herein by reference).

10.7+
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

10.10+
Form of Award Notice under the Amended and Restated Long-Term Incentive Plan of Registrant (previously filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K on February 6, 2019 and incorporated by reference herein).

10

10.11
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

10.12
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

10.13
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

10.14
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

10.15
Fourth Amendment, dated as of January 7, 2026, to the Sixth Amended and Restated Senior Credit Agreement, among Terreno Realty LLC and the several lenders identified therein (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on January 8, 2026 and incorporated herein by reference).

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

10.20+	Deferred Compensation Plan of Registrant (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 8, 2019 and incorporated herein by reference).

10.21
Note Purchase Agreement, dated as of May 13, 2021, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 18, 2021 and incorporated herein by reference).

10.22
Note Purchase Agreement, dated as of August 17, 2021, among the Registrant, Terreno Realty LLC and the institutions named in Schedule B thereto as purchasers (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on August 23, 2021 and incorporated herein by reference).

11

19
Terreno Realty Corporation Insider Trading Policy, including Special Trading Procedures for Insiders (previously as filed as Exhibit 19 to the Annual Report on Form 10-K filed with the SEC on February 5, 2025 and incorporated herein by reference).

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated February 4, 2026.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated February 4, 2026.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated February 4, 2026.

32.1**	18 U.S.C. § 1350 Certification dated February 4, 2026.

32.2**	18 U.S.C. § 1350 Certification dated February 4, 2026.

32.3**	18 U.S.C. § 1350 Certification dated February 4, 2026.

97	Terreno Realty Corporation Compensation Recovery Policy (previously filed as Exhibit 97 to the Registrant's Annual Report on Form 10-K on February 7, 2024 and incorporated herein by reference).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.
+    Exhibit is a management contract or compensatory plan or arrangement.
12

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on February 4, 2026.

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

Signature	Title	Date

/s/ W. Blake Baird	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 4, 2026
W. Blake Baird

/s/ Michael A. Coke	President and Director	February 4, 2026
Michael A. Coke

/s/ Jaime J. Cannon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 4, 2026
Jaime J. Cannon

/s/ Gary N. Boston	Director	February 4, 2026
Gary N. Boston

/s/ LeRoy E. Carlson	Director	February 4, 2026
LeRoy E. Carlson

/s/ Paul J. Donahue, Jr.	Director	February 4, 2026
Paul J. Donahue, Jr.

/s/ Constance von Muehlen	Director	February 4, 2026
Constance von Muehlen

/s/ Irene H. Oh	Director	February 4, 2026
Irene H. Oh

/s/ Douglas M. Pasquale	Director	February 4, 2026
Douglas M. Pasquale

2