Form 10-Q
period 2026-06-30
Terreno Realty Corp
filed 2026-08-05
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 108,970,310 shares of its common stock, $0.01 par value per share, outstanding as of August 3, 2026.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Investments in real estate
Land	$3,142,672	$3,020,445
Buildings and improvements	2,495,787	2,328,890
Construction in progress	236,061	217,355
Intangible assets	225,181	223,546
Total investments in properties	6,099,701	5,790,236
Accumulated depreciation and amortization	(560,449)	(531,839)
Net investments in properties	5,539,252	5,258,397
Properties held for sale, net	2,354	2,344
Net investments in real estate	5,541,606	5,260,741
Cash and cash equivalents	51,208	25,020
Restricted cash	951	568
Other assets, net	118,119	101,754
Total assets	$5,711,884	$5,388,083
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$200,000
Term loans payable, net	397,918	199,616
Senior unsecured notes, net	473,656	473,422
Mortgage loan payable, net	70,896	70,298
Security deposits	48,933	47,570
Intangible liabilities, net	113,623	119,439
Dividends payable	56,291	54,133
Accounts payable and other liabilities	118,556	77,327
Total liabilities	1,279,873	1,241,805
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 107,715,487 and 103,571,992 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	1,079	1,037
Additional paid-in capital	4,162,941	3,888,964
Common stock held in deferred compensation plan: 589,823 and 527,547 shares at June 30, 2026 and December 31, 2025, respectively.	(36,551)	(32,847)
Retained earnings	304,542	289,124
Total stockholders’ equity	4,432,011	4,146,278
Total liabilities and equity	$5,711,884	$5,388,083
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES
Rental revenues and tenant expense reimbursements	$124,711	$112,234	$249,151	$222,654
Total revenues	124,711	112,234	249,151	222,654
COSTS AND EXPENSES
Property operating expenses	29,623	27,908	61,420	56,675
Depreciation and amortization	29,154	28,024	58,642	54,953
General and administrative	13,835	12,350	26,265	24,084
Acquisition costs and other	9	229	41	231
Total costs and expenses	72,621	68,511	146,368	135,943
OTHER INCOME (EXPENSE)
Interest and other income	1,779	1,944	2,293	3,167
Interest expense, including amortization	(8,337)	(7,037)	(17,324)	(14,964)
Gain on sales of real estate investments	12,035	54,643	39,249	66,485
Total other income	5,477	49,550	24,218	54,688
Net income	57,567	93,273	127,001	141,399
Allocation to participating securities	(255)	(396)	(578)	(604)
Net income available to common stockholders	$57,312	$92,877	$126,423	$140,795
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.54	$0.90	$1.20	$1.38
Net income available to common stockholders - diluted	$0.54	$0.90	$1.19	$1.38
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	106,553,877	102,888,326	105,737,156	101,833,931
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	106,672,278	103,012,111	105,961,727	102,063,801
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)

Six months ended June 30, 2026:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2025	103,571,992	$1,037	$3,888,964	527,547	$(32,847)	$289,124	$4,146,278
Net income	—	—	—	—	—	69,434	69,434
Issuance of common stock, net of issuance costs of $1,973	2,159,845	22	132,986	—	—	—	133,008
Forfeiture of common stock related to employee awards	(6,608)	—	—	—	—	—	—
Common shares acquired related to employee awards	(19,013)	—	(2,334)	—	—	—	(2,334)
Issuance of restricted stock	73,446	—	—	—	—	—	—
Stock-based compensation	—	—	4,501	—	—	—	4,501
Common stock dividends ($0.52 per share)	—	—	—	—	—	(55,292)	(55,292)
Deposits to deferred compensation plan	(62,276)	—	3,704	62,276	(3,704)	—	—
Balance as of March 31, 2026	105,717,386	1,059	4,027,821	589,823	(36,551)	303,266	4,295,595
Net income	—	—	—	—	—	57,567	57,567
Issuance of common stock, net of issuance costs of $2,211	2,007,712	20	130,215	—	—	—	130,235
Forfeiture of common stock related to employee awards	(9,139)	—	—	—	—	—	—
Common shares acquired related to employee awards	(472)	—	(34)	—	—	—	(34)
Stock-based compensation	—	—	4,939	—	—	—	4,939
Common stock dividends ($0.52 per share)	—	—	—	—	—	(56,291)	(56,291)
Balance as of June 30, 2026	107,715,487	1,079	$4,162,941	589,823	$(36,551)	$304,542	$4,432,011

Six months ended June 30, 2025:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2024	99,238,003	$994	$3,597,148	497,190	$(31,097)	$95,287	$3,662,332
Net income	—	—	—	—	—	48,126	48,126
Issuance of common stock, net of issuance costs of $4,041	3,547,563	36	233,346	—	—	—	233,382
Common shares acquired related to employee awards	(23,185)	—	(1,942)	—	—	—	(1,942)
Issuance of restricted stock	64,466	—	—	—	—	—	—
Stock-based compensation	—	—	4,252	—	—	—	4,252
Common stock dividends ($0.49 per share)	—	—	—	—	—	(50,625)	(50,625)
Deposits to deferred compensation plan	(36,233)	—	2,120	36,233	(2,120)	—	—
Balance as of March 31, 2025	102,790,614	1,030	3,834,924	533,423	(33,217)	92,788	3,895,525
Net income	—	—	—	—	—	93,273	93,273
Issuance of common stock, net of issuance costs of $0	14,195	—	—	—	—	—	—
Forfeiture of common stock related to employee awards	(5,713)	—	—	—	—	—	—
Common shares acquired related to employee awards	(1,347)	—	(51)	—	—	—	(51)
Issuance of restricted stock	1,777	—	—	—	—	—	—
Stock-based compensation	—	—	4,870	—	—	—	4,870
Common stock dividends ($0.49 per share)	—	—	—	—	—	(50,629)	(50,629)
Balance as of June 30, 2025	102,799,526	1,030	$3,839,743	533,423	$(33,217)	135,432	$3,942,988
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127,001	$141,399
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(13,264)	(7,616)
Amortization of lease intangibles	(10,759)	(10,342)
Depreciation and amortization	58,642	54,953
Gain on sales of real estate investments	(39,249)	(66,485)
Deferred financing cost and mortgage fair value adjustment amortization	1,883	1,699
Stock-based compensation	9,440	9,122
Changes in assets and liabilities
Other assets	(4,331)	(5,570)
Accounts payable and other liabilities	7,487	4,907
Net cash provided by operating activities	136,850	122,067
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(277,257)	(126,073)
Proceeds from sales of real estate investments, net	83,909	135,656
Additions to construction in progress	(31,451)	(42,737)
Additions to buildings, improvements and leasing costs	(35,237)	(28,921)
Net cash used in investing activities	(260,036)	(62,075)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	267,428	237,423
Issuance costs on issuance of common stock	(3,878)	(3,443)
Repurchase of common stock related to employee awards	(2,368)	(1,993)
Borrowings on credit facility	45,000	50,000
Payments on credit facility	(245,000)	(132,000)
Borrowings on term loans payable	200,000	—
Payment of deferred financing costs	(2,000)	—
Dividends paid to common stockholders	(109,425)	(99,496)
Net cash provided by financing activities	149,757	50,491
Net increase in cash and cash equivalents and restricted cash	26,571	110,483
Cash and cash equivalents and restricted cash at beginning of period	25,588	18,352
Cash and cash equivalents and restricted cash at end of period	$52,159	$128,835
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$15,679	$12,141
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	64,877	24,826
Non-cash issuance of common stock to the deferred compensation plan	(3,704)	(2,120)
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$282,945	$152,781
Assumption of other assets and liabilities	(5,688)	(26,708)
Net cash paid for property acquisitions	$277,257	$126,073

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Notes to Consolidated Financial Statements
Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. All square feet, acres, occupancy, annualized base rent and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of June 30, 2026, the Company owned 316 buildings (including one building held for sale) aggregating approximately 20.6 million square feet, 46 improved land parcels consisting of approximately 147.0 acres and four properties under development or redevelopment.
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
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three or six months ended June 30, 2026 or 2025.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $5.4 million and $5.3 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $10.8 million and $10.3 million for the six months ended June 30, 2026 and 2025, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of June 30, 2026 was 7.7 years. As of June 30, 2026 and December 31, 2025, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	June 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$220,600	$(135,459)	$85,141	$218,853	$(128,568)	$90,285
Above-market leases	4,801	(3,445)	1,356	4,913	(3,265)	1,648
Below-market leases	(206,128)	92,505	(113,623)	(204,816)	85,377	(119,439)
Total	$19,273	$(46,399)	$(27,126)	$18,950	$(46,456)	$(27,506)

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
The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025
Beginning
Cash and cash equivalents at beginning of period	$25,020	$18,070
Restricted cash	568	282
Cash and cash equivalents and restricted cash	25,588	18,352
Ending
Cash and cash equivalents at end of period	51,208	128,368
Restricted cash	951	467
Cash and cash equivalents and restricted cash	52,159	128,835
Net increase in cash and cash equivalents and restricted cash	$26,571	$110,483
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

As of June 30, 2026 and December 31, 2025, approximately $86.1 million and $74.0 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $4.1 million and $6.3 million as of June 30, 2026 and December 31, 2025, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of deferred financing costs and net of accumulated amortization in the aggregate of approximately $18.8 million and $17.4 million as of June 30, 2026 and December 31, 2025, respectively.
Mortgage Fair Value Adjustment. Mortgage fair value adjustment represents the excess of the principal debt assumed over the fair value of debt assumed in connection with property acquisitions. The adjustment is being amortized to interest expense over the term of the related debt instrument using the effective interest method. The net unamortized fair value mortgage adjustment as of June 30, 2026 and December 31, 2025 was approximately $1.9 million and $2.5 million, respectively, and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of June 30, 2026 and December 31, 2025, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of June 30, 2026, include years 2022 to 2025 for federal purposes.
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
As of June 30, 2026, the Company owned 69 buildings aggregating approximately 3.6 million square feet and 14 improved land parcels consisting of approximately 62.8 acres located in New York City/Northern New Jersey, which accounted for a combined percentage of approximately 25.6% of its annualized base rent. Such annualized base rent is based on contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements as of June 30, 2026, multiplied by 12.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of June 30, 2026.
Note 4. Investments in Real Estate

During the three months ended June 30, 2026, the Company acquired four industrial properties with a total initial investment, including acquisition costs, of approximately $179.7 million, of which $96.8 million was recorded to land, $73.3 million to buildings and improvements, and $9.6 million to intangible assets. Additionally, the Company assumed $5.9 million in liabilities.
During the six months ended June 30, 2026, the Company acquired six industrial properties with a total initial investment, including acquisition costs, of approximately $282.9 million, of which $145.7 million was recorded to land, $127.6 million to buildings and improvements, and $9.6 million to intangible assets. Additionally, the Company assumed $5.9 million in liabilities. One property was acquired shell complete only and the Company will permit and construct interior finishes. Upon acquisition, this property was placed into redevelopment with a total expected investment of approximately $103.4 million.
The Company recorded revenues and net income for the three months ended June 30, 2026 of approximately $0.8 million and $0.4 million, respectively, and recorded revenues and net income for the six months ended June 30, 2026 of approximately $0.9 million and $0.5 million, respectively, related to the 2026 acquisitions.
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
The Company recorded revenues and net income for the three and six months ended June 30, 2025 of approximately $0.5 million and $0.2 million, respectively, related to the 2025 acquisitions.
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
As of June 30, 2026, the Company had four properties under development or redevelopment that, upon completion, will consist of four buildings aggregating approximately 0.7 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment as of June 30, 2026:

Property Name	Location	Total Expected Investment (in thousands) [1]	Estimated Post-Development Square Feet
Properties under development or redevelopment:
Countyline Phase IV [2]
Countyline Building 35	Hialeah, FL	$51,300	219,900
Countyline Building 36	Hialeah, FL	56,200	213,600
Craftsman Circle	Hyattsville, MD	57,600	180,300
Whitestone Logistics[3]	College Point, Queens, NY	103,400	80,600
Total		$268,500	694,400
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
3In July 2026, the Company leased 100% of Whitestone Logistics. The lease commenced July 24, 2026 and will expire July 2029. In connection with the lease, the total expected investment in the property decreased to approximately $98.8 million.

During the first half of 2026, the Company completed the development of two properties. The following table summarizes certain information with respect to the development properties completed during the six months ended June 30, 2026:

Property Name	Location	Total Expected Investment (in thousands) [1]	Post-Development Square Feet	Completion Quarter
Countyline Building 32	Hialeah, FL	$43,400	164,300	Q1 2026
Countyline Building 34	Hialeah, FL	55,300	220,000	Q2 2026
Total		$98,700	384,300
1Total investment for the properties includes the initial purchase price, buyer’s due diligence and closing costs, redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
The Company capitalized interest associated with development, redevelopment, renovation or expansion activities of approximately $2.0 million and $1.1 million during the three months ended June 30, 2026 and 2025, respectively, and approximately $3.5 million and $2.4 million during the six months ended June 30, 2026 and 2025, respectively.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of June 30, 2026, the Company had one property held for sale. This property consisted of one building in the New York City/Northern New Jersey market (net book value of approximately $2.4 million and net liabilities of $4,000).
The following table summarizes the properties sold by the Company during the six months ended June 30, 2026 (dollars in thousands):

Market	Number of Properties	Number of Buildings	Square Feet	Total Sales Price	Total Gain
Los Angeles[1]	2	3	330,000	$75,100	$32,639
Washington, D.C.	1	1	56,000	11,100	6,483
Total	3	4	386,000	$86,200	$39,122
1The disposition activity above includes the 139th Street redevelopment property that was previously in the development portfolio. This property was sold prior to being moved to the operating portfolio.
In addition to the properties sold, the Company recorded a net gain of approximately $0.1 million during the six months ended June 30, 2026 related to the settlement of eminent domain proceedings at the Terreno North Hackensack property.
The following table summarizes the properties sold by the Company during the six months ended June 30, 2025 (dollars in thousands):

Market	Number of Properties	Number of Buildings	Square Feet	Total Sales Price	Total Gain
Los Angeles	1	5	545,000	$97,000	$49,523
San Francisco Bay Area	2	2	88,000	24,880	11,842
Seattle	1	1	39,000	17,500	5,120
Total	4	8	672,000	$139,380	$66,485
Note 6. Debt
The following table summarizes the components of the Company’s indebtedness as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025	Margin Above SOFR	Interest Rate [1]	Contractual Maturity Date
Unsecured Debt:
Credit Facility	$—	$200,000	1.0% [2]	—%	1/15/2029
5-Year Term Loan	100,000	100,000	1.2% [2]	4.8%	1/15/2027
5-Year Term Loan	100,000	100,000	1.2% [2]	4.8%	1/15/2028
5-Year Term Loan	200,000	—	1.2% [2]	4.8%	1/15/2031
$50M 10-Year Unsecured [3,4]	50,000	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [3]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [3]	100,000	100,000	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [3]	125,000	125,000	n/a	2.4%	8/17/2030
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	2.8%	7/15/2031
Total Unsecured Debt	875,000	875,000

Secured Debt:
280 Richards Street	72,879	72,879	n/a	3.9%	3/1/2028
Total Secured Debt	72,879	72,879
Total Unsecured and Secured Debt	947,879	947,879
Less: Unamortized fair value adjustment and debt issuance costs	(5,409)	(4,543)
Total	$942,470	$943,336
1Reflects the contractual interest rate under the terms of each loan as of June 30, 2026. Excludes the effects of unamortized debt issuance costs.
2As described below, the interest rates on these loans are the Secured Overnight Financing Rate (“SOFR”) plus a SOFR margin.
3Collectively, the “Senior Unsecured Notes”.
4In July 2026, the Company repaid the $50.0 million tranche of 10-year Senior Unsecured Notes using existing cash on hand. Such tranche of notes bore interest at 4.0% and had an original maturity date of July 7, 2026.

The Company’s Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $600.0 million revolving credit facility that matures in January 2029, a $100.0 million term loan that matures in January 2027, a $100.0 million term loan that matures in January 2028, and a $200.0 million term loan that matures in January 2031. As of June 30, 2026, there were no outstanding borrowings on the revolving credit facility and $400.0 million of borrowings outstanding on the term loans. As of December 31, 2025, there were $200.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.

The aggregate amount of the Amended Facility may be increased by up to an additional $1.0 billion to a maximum aggregate amount not to exceed $2.0 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $600.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027, the $100.0 million term loan maturing in January 2028, and the $200.0 million term loan maturing in January 2031 or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.00% to 1.45% (1.00% as of June 30, 2026) for the revolving credit facility and 1.15% to 1.65% (1.15% as of June 30, 2026) for the term loans, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value. Subsequent to June 30, 2026, the applicable SOFR margin on the revolving credit facility and term loans decreased from 1.00% to 0.775% and 1.15% to 0.85%, respectively, as a result of the Company’s change from a leverage ratio grid to a ratings grid in accordance with the Amended Facility. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross asset value.

The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, the Company had one mortgage loan payable totaling approximately $70.9 million and $70.3 million, respectively, net of deferred financing costs of $0.1 million and $0.1 million, respectively, and unamortized fair value adjustment of approximately $1.9 million and $2.5 million, respectively, which bore interest at a weighted average fixed annual rate of 3.9%. The mortgage loan payable is collateralized by one property, is non-recourse and requires monthly interest payments until it matures in March 2028.
The scheduled principal payments of the Company’s debt as of June 30, 2026 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes		Mortgage Loan Payable	Total Debt
Remainder of 2026	$—	$—	$50,000	[1]	$—	$50,000
2027	—	100,000	50,000		—	150,000
2028	—	100,000	100,000		72,879	272,879
2029	—	—	100,000		—	100,000
2030	—	—	125,000		—	125,000
Thereafter	—	200,000	50,000		—	250,000
Subtotal	—	400,000	475,000		72,879	947,879
Unamortized fair value adjustment	—	—	—		(1,889)	(1,889)
Total Debt	—	400,000	475,000		70,990	945,990
Deferred financing costs, net	—	(2,082)	(1,344)		(94)	(3,520)
Total Debt, net	$—	$397,918	$473,656		$70,896	$942,470
Weighted average interest rate	n/a	4.8%	3.0%		3.9%	3.8%
1In July 2026, the Company repaid the $50.0 million tranche of 10-year Senior Unsecured Notes using existing cash on hand. Such tranche of notes bore interest at 4.0% and had an original maturity date of July 7, 2026.
Note 7. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of June 30, 2026. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

Remainder of 2026	$176,627
2027	348,136
2028	299,714
2029	245,132
2030	198,378
Thereafter	617,399
Total	$1,885,386
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

Financial Instruments Disclosed at Fair Value. As of June 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s mortgage loan and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.
The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
June 30, 2026	$916,131	$—	$916,131	$—	$942,470
December 31, 2025	$917,753	$—	$917,753	$—	$943,336
Note 9. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$500 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million (approximately $359.0 million remaining as of June 30, 2026) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $500 Million ATM Program, the Company had a previous at-the-market equity offering program (the “Previous $500 Million ATM Program”), which was substantially utilized as of February 16, 2026 and is no longer active. Actual sales under the $500 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three and six months ended June 30, 2026, the Company issued an aggregate of 1,992,940 and 4,074,228 shares, respectively, of common stock at a weighted average offering price of $66.46 and $65.64 per share, respectively, under the Previous $500 Million ATM Program and the $500 Million ATM Program, resulting in net proceeds of approximately $130.5 million and $263.5 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.9 million and $3.9 million, respectively. During the three months ended June 30, 2025, the Company did not issue any common stock under the Previous $500 Million ATM Program. During the six months ended June 30, 2025, the Company issued an aggregate of 3,506,371 shares of common stock at a weighted average offering price of $67.71 per share under the Previous $500 Million ATM Program, resulting in net proceeds of approximately $234.0 million and paying total compensation to the applicable sales agents of approximately $3.4 million.
In connection with the Annual Meeting of Stockholders on May 5, 2026, the Company granted a total of 14,772 unrestricted shares of the Company's common stock to its independent directors under the 2025 Plan with a grant date fair value per share of $65.00. The grant date fair value of the common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $1.0 million in compensation costs for both the three and six months ended June 30, 2026 related to this issuance.
The Company has a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock from time to time through December 31, 2026. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2026, the Company had not repurchased any shares of common stock pursuant to its share repurchase program.

The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During both the three months ended June 30, 2026 and 2025, no shares of common stock were deposited into the Deferred Compensation Plan and during the six months ended June 30, 2026 and 2025, 62,276 and 36,233 shares of common stock, respectively, were deposited into the Deferred Compensation Plan. During each of the three and six months ended June 30, 2026 and 2025, no shares of common stock were withdrawn from the Deferred Compensation Plan.
On May 6, 2025, the Company’s stockholders approved the 2025 Plan, which replaced the 2019 Plan. As of June 30, 2026, there were 2,258,368 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2025 Plan, of which 1,992,861 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to June 30, 2026 ranged from $14.20 to $78.33. The fair value of the restricted stock that was granted during the six months ended June 30, 2026 was approximately $4.6 million and the vesting period for the restricted stock is typically between three and five years. As of June 30, 2026, the Company had approximately $16.4 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 2.7 years. The Company recognized compensation costs of approximately $1.9 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $3.9 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively, related to the restricted stock issuances.
The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the six months ended June 30, 2026:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2025	478,223	$62.30
Granted	73,446	62.54
Forfeited	(15,747)	63.63
Vested	(54,412)	65.80
Non-vested shares outstanding as of June 30, 2026	481,510	$61.90
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of June 30, 2026:

Non-vested Shares Vesting Schedule	Number of Shares
Remainder of 2026	45,430
2027	141,593
2028	116,060
2029	93,709
2030	84,718
Thereafter	—
Total Non-vested Shares	481,510
Long-Term Incentive Plan:
As of June 30, 2026, there were three open performance measurement periods for the Performance Share awards: January 1, 2024 to December 31, 2026, January 1, 2025 to December 31, 2027, and January 1, 2026 to December 31, 2028. During the six months ended June 30, 2026, the Company issued 78,557 shares of common stock at a price of $59.10 per share related to the Performance Share awards for the performance period from January 1, 2023 to December 31, 2025. During the six months ended June 30, 2025, the Company issued 41,192 shares of common stock at a price of $58.51 per share related to the Performance Share awards for the performance period from January 1, 2022 to December 31, 2024.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2023 and includes the forfeiture of certain of the Performance Share awards during the six months ended June 30, 2026 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant [1]	Expense for the Three Months Ended June 30,		Expense for the Six Months Ended June 30,
		2026	2025	2026	2025
January 1, 2023 - December 31, 2025	$8,583	$—	$715	$—	$1,430
January 1, 2024 - December 31, 2026	9,047	576	772	1,348	1,544
January 1, 2025 - December 31, 2027	9,606	690	819	1,509	1,638
January 1, 2026 - December 31, 2028	10,734	858	—	1,771	—
Total	$37,970	$2,124	$2,306	$4,628	$4,612
1     Reflects the fair value on date of grant for all performance shares outstanding at June 30, 2026.
Dividends:
The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2026:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2026	Common Stock	$0.52	February 3, 2026	March 27, 2026	April 10, 2026
June 30, 2026	Common Stock	$0.52	May 5, 2026	June 26, 2026	July 10, 2026
Note 10. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the three and six months ended June 30, 2026, and 2025.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 488,215 and 439,918 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2026 and 2025, respectively, and 493,015 and 442,825 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2026 and 2025, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 118,401 and 123,785 for the three months ended June 30, 2026 and 2025, respectively, and 224,571 and 229,870 for the six months ended June 30, 2026 and 2025, respectively.

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
Contractual Commitments. As of August 4, 2026, the Company had five outstanding contracts with third-party sellers to acquire five industrial properties for a total purchase price of approximately $89.5 million. Additionally, the Company has approximately $8.8 million of dispositions under contract where due diligence has been completed. There is no assurance that the Company will acquire or dispose of the properties under contract because the proposed acquisitions and dispositions are subject to the completion of satisfactory due diligence.
Note 12. Subsequent Events
On July 7, 2026, the Company repaid the $50.0 million tranche of 10-year Senior Unsecured Notes using existing cash on hand. Such tranche of notes bore interest at 4.0% and had an original maturity date of July 7, 2026.
On July 24, 2026, the Company executed a full-property lease for approximately 81,000 square feet, with an additional two floors of indoor parking, at its Whitestone Logistics redevelopment property in College Point, Queens, New York. The lease commenced July 24, 2026 and will expire July 2029. As a result of the lease, the Company expects to move the property to the operating portfolio during the third quarter of 2026.
On August 4, 2026, the Company’s Board of Directors declared a cash dividend in the amount of $0.57 per share of its common stock payable on October 9, 2026 to the stockholders of record as of the close of business on September 30, 2026.

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 4, 2026, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which was filed with the Securities and Exchange Commission on May 6, 2026, in this Quarterly Report on Form 10-Q, and in our other public filings;
•our ability to identify and acquire industrial properties on terms favorable to us;
•general volatility of the capital markets and the market price of our common stock;
•adverse economic or real estate conditions or developments in the industrial real estate sector and/or in the markets in which we own properties;
•a decline in economic activity or supply chain disruptions caused by geopolitical changes, trade policies, tariffs or related government actions;
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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 80.1% of our total annualized base rent as of June 30, 2026), flex (including light industrial and research and development, or R&D) (approximately 4.1%), transshipment (approximately 6.3%) and improved land (approximately 9.5%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of June 30, 2026, we owned a total of 316 buildings (including one building held for sale) aggregating approximately 20.6 million square feet, 46 improved land parcels consisting of approximately 147.0 acres and four properties under development or redevelopment. As of June 30, 2026, our buildings and improved land parcels were approximately 97.6% and 93.3% leased, respectively, to 697 customers, the largest of which accounted for approximately 5.3% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of June 30, 2026:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	276	$309,015	80.1%
Flex	19	15,895	4.1%
Transshipment	21	24,148	6.3%
Improved land	46	36,498	9.5%
Total	362	$385,556	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2026, multiplied by 12.

The following table summarizes by market our investments in real estate as of June 30, 2026:

	New York City/Northern New Jersey	Los Angeles	Miami	San Francisco Bay Area	Seattle	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	69	60	44	58	54	31	316
Rentable Square Feet	3,584,297	2,527,446	5,141,718	3,272,228	3,557,667	2,478,805	20,562,161
% of Total	17.4%	12.3%	25.0%	15.9%	17.3%	12.1%	100.0%
Occupancy % as of June 30, 2026	95.0%	98.2%	98.6%	97.0%	98.6%	97.7%	97.6%
Annualized Base Rent (in thousands) [1]	$84,877	$42,939	$71,990	$58,350	$51,225	$39,677	$349,058
% of Total	24.3%	12.3%	20.6%	16.7%	14.7%	11.4%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$24.94	$17.30	$14.19	$18.39	$14.60	$16.38	$17.40
Weighted Average Remaining Lease Term (Years) [2]	3.6	5.9	5.5	3.2	2.7	2.9	4.1

Investments in Improved Land
Number of Land Parcels	14	13	3	5	9	2	46
Acres	62.8	28.8	9.9	14.4	23.8	7.3	147.0
% of Total	42.7%	19.6%	6.7%	9.8%	16.2%	5.0%	100.0%
Occupancy % as of June 30, 2026	91.5%	96.1%	100.0%	100.0%	85.7%	100.0%	93.3%
Annualized Base Rent (in thousands) [1]	$13,685	$10,499	$2,312	$3,139	$5,365	$1,498	$36,498
% of Total	37.5%	28.8%	6.3%	8.6%	14.7%	4.1%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$5.47	$8.70	$5.37	$4.99	$6.04	$4.72	$6.09
Weighted Average Remaining Lease Term (Years) [2]	1.9	3.5	7.9	4.4	4.6	7.0	3.6

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$98,562	$53,438	$74,302	$61,489	$56,590	$41,175	$385,556
% of Total Annualized Base Rent [1]	25.6%	13.9%	19.2%	15.9%	14.7%	10.7%	100.0%
Gross Book Value (in thousands) [3]	$1,552,996	$837,300	$1,355,690	$888,751	$893,004	$575,628	$6,103,369
% of Total Gross Book Value	25.4%	13.7%	22.3%	14.6%	14.6%	9.4%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2026, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of June 30, 2026, weighted by the respective square footage.
3Includes four properties under development or redevelopment that, upon completion, will consist of four buildings aggregating approximately 0.7 million square feet and one building held for sale with a gross book value of approximately $3.7 million.
As of June 30, 2026, we owned four properties under development or redevelopment that, upon completion, will consist of four buildings aggregating approximately 0.7 million square feet, with a total expected investment of approximately $268.5 million, including redevelopment costs, capitalized interest and other costs.

The following table summarizes our capital expenditures incurred during the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
Operating portfolio:
Recurring capital expenditures	$15,996		$10,513		$28,294		$19,044
Non-recurring capital expenditures [1]	18,748		2,170		26,912		4,288
Total	34,744	[2]	12,683	[2]	55,206	[3]	23,332	[3]

Properties under development and redevelopment:
Development, redevelopment, renovation and expansion expenditures	23,237		15,893		43,053		36,184
Capitalized interest [4]	1,991		1,110		3,512		2,418
Total	$25,228	[5]	$17,003	[5]	$46,565	[6]	$38,602	[6]
1Consists of costs incurred related to leasing acquired vacancy, renovation, and expansion projects (stabilization capital).
2Includes a net increase in accrued capital expenditures for the operating portfolio of approximately $13.5 million during the three months ended June 30, 2026 and a net increase of approximately $2.7 million during the three months ended June 30, 2025.
3Includes a net increase in accrued capital expenditures for the operating portfolio of approximately $20.0 million during the six months ended June 30, 2026 and a net decrease of approximately $5.5 million during the six months ended June 30, 2025.
4Consists of capitalized interest associated with development, redevelopment, renovation and expansion activities. We do not capitalize any general and administrative costs associated with these activities.
5Includes a net increase in accrued capital expenditures for properties under development and redevelopment of approximately $4.4 million during the three months ended June 30, 2026 and a net increase of approximately $3.2 million during the three months ended June 30, 2025.
6Includes a net increase in accrued capital expenditures for properties under development and redevelopment of approximately $15.1 million during the six months ended June 30, 2026 and a net decrease of approximately $4.1 million during the six months ended June 30, 2025.
Our industrial properties are typically subject to leases on a “triple net basis,” in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which tenants pay expenses over certain threshold levels. In addition, approximately 97.4% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis by reviewing outstanding accounts receivable balances, and as provided under the respective lease agreements, review the tenant’s financial condition periodically as appropriate. As needed, we hold discussions with the tenant’s management about their business and we conduct site visits of the tenant’s operations.

Our top 20 customers based on annualized base rent as of June 30, 2026 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Improved Land Acreage	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent [2]
1	Amazon.com	6	881,737	4.3%	—	$20,430	5.3%
2	FedEx Corporation	6	645,677	3.0%	7.7	7,925	2.1%
3	United States Government	9	386,989	1.9%	—	7,812	2.0%
4	Danaher	3	171,707	0.8%	—	4,881	1.3%
5	Quanta Manufacturing Nashville LLC	1	225,861	1.1%	—	4,879	1.3%
6	Imperial Bag & Paper Co LLC	1	505,729	2.5%	—	4,870	1.3%
7	District of Columbia	8	245,888	1.2%	—	3,803	1.0%
8	Fisica Inc. (previously L3 Harris Applied Technologies, Inc.)	1	279,032	1.4%	2.3	3,768	1.0%
9	MD Turbines Inc.	2	284,161	1.4%	—	3,701	1.0%
10	International Cargo Terminals Inc.	1	31,601	0.2%	—	3,606	0.9%
11	Motivate LLC	3	101,234	0.5%	—	3,169	0.8%
12	Home Depot U.S.A., Inc.	1	134,400	0.7%	—	2,905	0.8%
13	Impulse Space, Inc.	1	103,200	0.5%	—	2,848	0.7%
14	Sentury Tire USA Inc.	1	161,787	0.8%	—	2,805	0.7%
15	Costco-Innovel Solutions LLC	2	328,716	1.6%	2.8	2,760	0.7%
16	Lucid USA, Inc.	1	161,680	0.8%	—	2,756	0.7%
17	Port Kearny Security, Inc.	1	733,943	3.5%	16.9	2,635	0.7%
18	F. W. Webb Company	1	33,414	0.2%	—	2,478	0.6%
19	B&B Granite Block Sales, LLC	1	313,632	1.5%	7.2	2,430	0.6%
20	Triton Logistics Inc.	1	190,907	0.9%	—	2,426	0.6%
	Total	51	5,921,295	28.8%	36.9	$92,887	24.1%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of June 30, 2026, multiplied by 12.
2Total annualized base rent is calculated as contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements, as of June 30, 2026, multiplied by 12.
The following tables summarize the anticipated lease expirations for leases in place as of June 30, 2026, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Buildings:
Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
Remainder of 2026 [1]	2,319,113	11.3%	$37,451	8.5%
2027	3,043,421	14.8%	53,094	12.1%
2028	2,707,282	13.2%	55,295	12.6%
2029	3,036,901	14.8%	61,488	13.9%
2030	2,016,545	9.8%	40,313	9.2%
Thereafter	6,937,564	33.7%	150,849	34.3%
Total	20,060,826	97.6%	$398,490	90.6%

Improved Land Parcels:
Year	Improved Land Acreage	% of Total Improved Land Acreage	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
Remainder of 2026 [4]	22.9	15.6%	$3,643	0.8%
2027	11.0	7.5%	3,663	0.8%
2028	30.0	20.4%	8,525	1.9%
2029	19.2	13.0%	5,508	1.3%
2030	11.5	7.8%	5,117	1.2%
Thereafter	42.6	29.0%	14,793	3.4%
Total	137.2	93.3%	$41,249	9.4%

Total Buildings and Improved Land Parcels:
Year	Total Annualized Base Rent (in thousands)[3]	% of Total Annualized Base Rent [3]
Remainder of 2026 [5]	$41,094	9.3%
2027	56,757	12.9%
2028	63,820	14.5%
2029	66,996	15.2%
2030	45,430	10.4%
Thereafter	165,642	37.7%
Total	$439,739	100.0%
1Includes leases that expire on or after June 30, 2026 and month-to-month leases totaling approximately 54,439 square feet. Approximately 1.2 million square feet of the space expiring during 2026 has either been renewed or pre-leased as of June 30, 2026.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of June 30, 2026, multiplied by 12.
3Total annualized base rent is calculated as contractual monthly base rent per the leases at expiration, for all buildings and/or improved land parcels, excluding any partial or full rent abatements, as of June 30, 2026, multiplied by 12.
4Includes leases that expire on or after June 30, 2026.
5Includes leases that expire on or after June 30, 2026 and month-to-month leases disclosed in footnotes 1 and 4 of the table.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of June 30, 2026, leases representing approximately 9.3% of the total annualized base rent of our portfolio are scheduled to expire during the remainder of the year ending December 31, 2026. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our remaining 2026 expirations will be above the rates currently being paid for the same space. Cash rent changes on new and renewed leases totaling approximately 0.8 million square feet and 7.5 acres of improved land commencing during the three months ended June 30, 2026 were approximately 27.7% higher as compared to the previous rental rates for that same space, and cash rent changes on new and renewed leases totaling approximately 1.5 million square feet and 14.7 acres commencing during the six months ended June 30, 2026 were approximately 25.3% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio for the operating portfolio of 55.6% and 63.2%, respectively, for the three and six months ended June 30, 2026. We had a tenant retention ratio for the improved land portfolio of 100.0% and 60.3%, respectively, for the three and six months ended June 30, 2026. We define tenant retention ratio as the square footage or acreage of all leases commenced during the period that are rented by existing tenants divided by the square footage or acreage of all expiring leases during the reporting period. The square footage or acreage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.

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
Recent Developments
Acquisition Activity
During the three months ended June 30, 2026, we acquired four industrial properties, for a total purchase price of approximately $172.3 million. The properties were acquired from unrelated third parties using existing cash on hand and proceeds from dispositions. The following table sets forth the industrial properties we acquired during the three months ended June 30, 2026:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
201-395 Mendell St	San Francisco, CA	June 4, 2026	1	65,000	$25,900	5.5%
5751 General Washington Dr	Alexandria, VA	June 15, 2026	1	50,000	13,000	5.0%
Washington Commerce Center	Landover, MD	June 16, 2026	3	305,000	77,100	5.5%
Hialeah Gardens Commerce Center	Hialeah Gardens, FL	June 17, 2026	1	98,000	56,300	5.0%
Total/Weighted Average			6	518,000	$172,300	5.3%

1Excludes intangible liabilities. The total aggregate initial investment was approximately $179.7 million, including $2.3 million in capitalized closing costs and acquisition costs and $5.1 million in assumed intangible liabilities.
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

Development and Redevelopment Activity
As of June 30, 2026, we had four properties under development or redevelopment that, upon completion, will consist of four buildings aggregating approximately 0.7 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment as of June 30, 2026:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands) [2]	Estimated Stabilized Cap Rate [3]	Estimated Post-Development Square Feet	Estimated Stabilization Quarter	% Pre-leased June 30, 2026
Properties under development or redevelopment:
Countyline Phase IV 4
Countyline Building 35	51,300	38,300	6.0%	219,900	Q4 2026	100.0%
Countyline Building 36	56,200	49,700	5.8%	213,600	Q1 2027	100.0%
Craftsman Circle	57,600	53,000	5.2%	180,300	Q4 2027	—%
Whitestone Logistics[5]	103,400	95,000	5.4%	80,600	Q3 2027	—%
Total/Weighted Average	$268,500	$236,000	5.6%	694,400		62.4%
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
5In July 2026, we leased 100% of Whitestone Logistics. The lease commenced July 24, 2026 and will expire July 2029. In connection with the lease, the total expected investment in the property decreased to approximately $98.8 million and the estimated stabilized cap rate increased to 6.4%.
During the six months ended June 30, 2026, we completed the development of two properties. The following table summarizes certain information with respect to the development properties completed during the six months ended June 30, 2026:

Property Name	Location	Total Expected Investment (in thousands) [1]	Estimated Stabilized Cap Rate [2]	Post-Development Square Feet	Completion Quarter	% Leased June 30, 2026
Countyline Building 32	Hialeah, FL	$43,400	6.0%	164,300	Q1 2026	100.0%
Countyline Building 34	Hialeah, FL	55,300	5.7%	220,000	Q2 2026	100.0%
Total/Weighted Average		$98,700	5.8%	384,300		100.0%
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

We capitalized interest associated with development, redevelopment and expansion activities of approximately $2.0 million and $1.1 million during the three months ended June 30, 2026 and 2025, respectively, and approximately $3.5 million and $2.4 million during the six months ended June 30, 2026 and 2025, respectively.
Disposition Activity
The following table summarizes the properties we sold during the six months ended June 30, 2026 (dollars in thousands):

Market	Number of Properties	Number of Buildings	Square Feet	Total Sales Price	Total Gain
Los Angeles[1]	2	3	330,000	$75,100	$32,639
Washington, D.C.	1	1	56,000	11,100	6,483
Total	3	4	386,000	$86,200	$39,122
1The disposition activity above includes the 139th Street redevelopment property that was previously in the development portfolio. This property was sold prior to being moved to the operating portfolio.
In addition to the properties sold, we recorded a net gain of approximately $0.1 million during the six months ended June 30, 2026 related to the settlement of eminent domain proceedings at the Terreno North Hackensack property.
The following summarizes the condensed results of operations of the properties sold during the three and six months ended June 30, 2026 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Rental revenues	$45	$1,163	$1,729	$2,352
Tenant expense reimbursements	3	356	312	718
Property operating expenses	(35)	(344)	(383)	(712)
Depreciation and amortization	—	(1,788)	(734)	(3,571)
Income (loss) from operations	$13	$(613)	$924	$(1,213)
Senior Unsecured Notes
In July 2026, we repaid the $50.0 million tranche of our 10-year senior unsecured notes using existing cash on hand. Such tranche of notes bore interest at 4.0% and had an original maturity date of July 7, 2026.
ATM Program
We have an at-the-market equity offering program (the “$500 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $500.0 million (approximately $359.0 million remaining as of June 30, 2026) in amounts and at times to be determined by us from time to time. Prior to the implementation of the $500 Million ATM Program, we had a previous at-the-market equity offering program (the “Previous $500 Million ATM Program”), which was substantially utilized as of February 16, 2026 and is no longer active. Actual sales under the $500 Million ATM Program, if any, will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us. During the three and six months ended June 30, 2026, we issued an aggregate of 1,992,940 and 4,074,228 shares, respectively, of common stock at a weighted average offering price of $66.46 and $65.64 per share, respectively, under the Previous $500 Million ATM Program and the $500 Million ATM Program, resulting in net proceeds of approximately $130.5 million and $263.5 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.9 million and $3.9 million, respectively.

Share Repurchase Program
We have a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock from time to time through December 31, 2026. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. As of June 30, 2026, we had not repurchased any shares of our common stock pursuant to our share repurchase program.
Dividend and Distribution Activity
On August 4, 2026, our Board of Directors declared a cash dividend in the amount of $0.57 per share of our common stock payable on October 9, 2026 to the stockholders of record as of the close of business on September 30, 2026.
Contractual Commitments
As of August 4, 2026, we had five outstanding contracts with third-party sellers to acquire five industrial properties for a total purchase price of approximately $89.5 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to due diligence and various closing conditions.
As of August 4, 2026, we had executed one non-binding letter of intent with a third-party seller to acquire one industrial property for a total anticipated purchase price of approximately $23.1 million. In the normal course of our business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchases on the terms described or at all.
Inflation
The U.S. economy experienced a significant increase in inflation rates in recent years. A wide variety of industries and sectors have been, and may continue to be, affected by increasing commodity prices. In recent years, inflation has increased construction costs, including tenant improvements and capital projects, goods and labor, and operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 62.3% of our total rentable square feet and improved land acreage expire within five years, which enables us to seek to replace existing leases with new leases at the then-existing market rate. Approximately 97.4% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases.
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
Financial Condition and Results of Operations
We derive substantially all of our revenues from rents received from tenants under existing leases on each of our properties. These revenues include fixed base rents and recoveries of certain property operating expenses that we have incurred and that we pass through to the individual tenants. Approximately 97.4% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years.
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
The analysis of our results below for the three and six months ended June 30, 2026 and 2025 includes the changes attributable to same store properties. The same store pool for the comparison of the three and six months ended June 30, 2026 and 2025 includes all properties that were owned and in operation as of June 30, 2026 and since January 1, 2025 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of June 30, 2026. As of June 30, 2026, the same store pool consisted of 280 buildings aggregating approximately 17.5 million square feet representing approximately 85.1% of our total square feet owned and 44 improved land parcels consisting of approximately 146.4 acres representing approximately 99.6% of our total acreage owned. As of June 30, 2026, the non-same store properties, which we acquired, developed or redeveloped, or sold during 2026 and 2025 or which were held for sale or in development or redevelopment as of June 30, 2026, consisted of 36 buildings aggregating approximately 3.1 million square feet, two improved land parcels consisting of approximately 0.6 acres and four properties under development or redevelopment. As of June 30, 2026 and 2025, our consolidated same store pool occupancy was approximately 97.8% and 97.7%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025:

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$86,855	$81,596	$5,259	6.4%
Non-same store operating properties [2]	12,672	6,866	5,806	84.6%
Total rental revenues	99,527	88,462	11,065	12.5%
Tenant expense reimbursements [1]
Same store	22,524	22,277	247	1.1%
Non-same store operating properties [2]	2,660	1,495	1,165	77.9%
Total tenant expense reimbursements	25,184	23,772	1,412	5.9%
Total revenues	124,711	112,234	12,477	11.1%
Property operating expenses
Same store	26,236	25,943	293	1.1%
Non-same store operating properties [2]	3,387	1,965	1,422	72.4%
Total property operating expenses	29,623	27,908	1,715	6.1%
Net operating income [3]
Same store	83,143	77,930	5,213	6.7%
Non-same store operating properties [2]	11,945	6,396	5,549	86.8%
Total net operating income	$95,088	$84,326	$10,762	12.8%
Other costs and expenses
Depreciation and amortization	29,154	28,024	1,130	4.0%
General and administrative	13,835	12,350	1,485	12.0%
Acquisition costs and other	9	229	(220)	(96.1)%
Total other costs and expenses	42,998	40,603	2,395	5.9%
Other income (expense)
Interest and other income	1,779	1,944	(165)	(8.5)%
Interest expense, including amortization	(8,337)	(7,037)	(1,300)	18.5%
Gain on sales of real estate investments	12,035	54,643	(42,608)	(78.0)%
Total other income (expense)	5,477	49,550	(44,073)	(88.9)%
Net income	$57,567	$93,273	$(35,706)	(38.3)%
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
2Includes 2026 and 2025 acquisitions and dispositions, two improved land parcels, four properties under development or redevelopment and one building held for sale as of June 30, 2026.
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

Revenues. Total revenues increased approximately $12.5 million for the three months ended June 30, 2026 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases during 2026 and 2025 and property acquisitions during 2025. The increase in total revenues was partially offset by property dispositions during 2026. Cash rents on new and renewed leases totaling approximately 0.8 million square feet and 7.5 acres of improved land commencing during the three months ended June 30, 2026 increased approximately 27.7% compared to the previous rental rates. For the three months ended June 30, 2026 and 2025, approximately $5.7 million and $3.0 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $0.5 million and $0.5 million, respectively, was recorded in lease termination revenue.
Property operating expenses. Total property operating expenses increased approximately $1.7 million during the three months ended June 30, 2026 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $1.4 million attributable to property acquisitions during 2025 as well as increases in real estate taxes. The increase in total property operating expenses was partially offset by property dispositions during 2026 as well as decreases in insurance premiums.
Depreciation and amortization. Depreciation and amortization increased approximately $1.1 million during the three months ended June 30, 2026 compared to the same period from the prior year primarily due to property acquisitions during 2026 and 2025, partially offset by property dispositions during 2026 and 2025.
General and administrative expenses. General and administrative expenses increased approximately $1.5 million during the three months ended June 30, 2026 compared to the same period from the prior year primarily due to increased compensation expenses, including increased restricted stock amortization, and an increase in salaries compared to the same period from the prior year.
Interest and other income. Interest and other income decreased approximately $0.2 million for the three months ended June 30, 2026 compared to the same period from the prior year primarily due to lower cash and cash equivalent balances and lower interest rates on those balances.
Interest expense, including amortization. Interest expense increased approximately $1.3 million for the three months ended June 30, 2026 compared to the same period from the prior year. This was primarily due to higher outstanding debt during the three months ended June 30, 2026 compared to the same period from the prior year.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $42.6 million for the three months ended June 30, 2026 compared to the same period from the prior year. We recognized an aggregate gain of approximately $12.0 million from the sale of one property during the three months ended June 30, 2026 compared to an aggregate gain of approximately $54.6 million from the sale of two properties during the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025:

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$172,305	$161,393	$10,912	6.8%
Non-same store operating properties [2]	25,764	13,343	12,421	93.1%
Total rental revenues	198,069	174,736	23,333	13.4%
Tenant expense reimbursements [1]
Same store	45,617	44,686	931	2.1%
Non-same store operating properties [2]	5,465	3,232	2,233	69.1%
Total tenant expense reimbursements	51,082	47,918	3,164	6.6%
Total revenues	249,151	222,654	26,497	11.9%
Property operating expenses
Same store	53,739	52,698	1,041	2.0%
Non-same store operating properties [2]	7,681	3,977	3,704	93.1%
Total property operating expenses	61,420	56,675	4,745	8.4%
Net operating income [3]
Same store	164,183	153,381	10,802	7.0%
Non-same store operating properties [2]	23,548	12,598	10,950	86.9%
Total net operating income	$187,731	$165,979	$21,752	13.1%
Other costs and expenses
Depreciation and amortization	58,642	54,953	3,689	6.7%
General and administrative	26,265	24,084	2,181	9.1%
Acquisition costs and other	41	231	(190)	(82.3)%
Total other costs and expenses	84,948	79,268	5,680	7.2%
Other income (expense)
Interest and other income	2,293	3,167	(874)	(27.6)%
Interest expense, including amortization	(17,324)	(14,964)	(2,360)	15.8%
Gain on sales of real estate investments	39,249	66,485	(27,236)	(41.0)%
Total other income	24,218	54,688	(30,470)	(55.7)%
Net income	$127,001	$141,399	$(14,398)	(10.2)%
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
2Includes 2026 and 2025 acquisitions and dispositions, two improved land parcels, four properties under development or redevelopment and one building held for sale as of June 30, 2026.
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

Revenues. Total revenues increased approximately $26.5 million for the six months ended June 30, 2026 compared to the same period from the prior year primarily due to property acquisitions during 2026 and 2025, increased revenue on new and renewed leases and lease termination fees. The increase in total revenues was partially offset by property dispositions during 2026. Cash rents on new and renewed leases totaling approximately 1.5 million square feet and 14.7 acres commencing during the six months ended June 30, 2026 increased approximately 25.3% compared to the previous rental rates. For the six months ended June 30, 2026 and 2025, approximately $11.5 million and $6.5 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $1.0 million and $0.7 million, respectively, was recorded in lease termination revenue. Total revenues for the six months ended June 30, 2026 and 2025 were partially offset by approximately $0.6 million and $3.3 million, respectively, of bad debt expense and straight-line rent write-offs for terminated leases.
Property operating expenses. Total property operating expenses increased approximately $4.7 million during the six months ended June 30, 2026 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to property acquisitions during 2026 and 2025 as well as increases in real estate taxes. The increase in total property operating expenses was partially offset by property dispositions during 2026.
Depreciation and amortization. Depreciation and amortization increased approximately $3.7 million during the six months ended June 30, 2026 compared to the same period from the prior year primarily due to property acquisitions during 2026 and 2025, partially offset by property dispositions during 2026.
General and administrative expenses. General and administrative expenses increased approximately $2.2 million for the six months ended June 30, 2026 compared to the same period from the prior year primarily due to increased compensation expenses, including increased restricted stock amortization, and an increase in salaries compared to the same period from the prior year.
Interest and other income. Interest and other income decreased approximately $0.9 million during the six months ended June 30, 2026 compared to the same period from the prior year primarily due to lower cash and cash equivalent balances throughout 2026.
Interest expense, including amortization. Interest expense increased approximately $2.4 million for the six months ended June 30, 2026 compared to the same period from the prior year. This was primarily due to higher outstanding debt during the six months ended June 30, 2026.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $27.2 million for the six months ended June 30, 2026 compared to the same period from the prior year. We recognized an aggregate gain of approximately $39.1 million from the sale of three properties during the six months ended June 30, 2026, as compared to an aggregate gain of approximately $66.5 million from the sale of four properties during the same period from the prior year.
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
Moody’s assigned us an issuer rating of Baa1 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit rating. Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain.
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Equity Sources of Liquidity
The following sets forth certain information regarding our current at-the-market common stock offering program as of June 30, 2026:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$500 Million ATM Program	February 17, 2026	$500,000	$358,974
The tables below set forth the activity under our at-the-market common stock offering programs during the three and six months ended June 30, 2026 and 2025, respectively:

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
June 30, 2026	1,992,940	$66.46	$130,526	$1,920
June 30, 2025	—	$—	$—	$—

For the Six Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
June 30, 2026	4,074,228	$65.64	$263,548	$3,878
June 30, 2025	3,506,371	$67.71	$233,980	$3,443

Debt Sources of Liquidity
As of June 30, 2026, we had $50.0 million of senior unsecured notes that mature in July 2026, $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of senior unsecured notes that mature in August 2030, and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”).
In July 2026, we repaid the $50.0 million tranche of our 10-year senior unsecured notes using existing cash on hand. Such tranche of notes bore interest at 4.0% and had an original maturity date of July 7, 2026.
Our Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $600.0 million revolving credit facility that matures in January 2029, a $100.0 million term loan that matures in January 2027, a $100.0 million term loan that matures in January 2028, and a $200.0 million term loan that matures in January 2031. As of June 30, 2026, there were no outstanding borrowings on the revolving credit facility and $400.0 million of borrowings outstanding on the term loans. As of December 31, 2025, there were $200.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.
The aggregate amount of the Amended Facility may be increased by up to an additional $1.0 billion to a maximum aggregate amount not to exceed $2.0 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $600.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027, the $100.0 million term loan maturing in January 2028, and the $200.0 million term loan maturing in January 2031 or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 1.00% to 1.45% (1.00% as of June 30, 2026) for the revolving credit facility and 1.15% to 1.65% (1.15% as of June 30, 2026) for the term loans, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value. Subsequent to June 30, 2026, the applicable SOFR margin on the revolving credit facility and term loans decreased from 1.00% to 0.775% and 1.15% to 0.85%, respectively, as a result of our change from a leverage ratio grid to a ratings grid in accordance with the Amended Facility. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.15% to 0.30%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross asset value.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, we had a mortgage loan payable with a total contractual principal amount of approximately $72.9 million which bears interest at a contractual fixed interest rate of 3.9% and matures in March 2028. The mortgage was assumed in an acquisition and was recorded at fair value in the amount of $69.2 million using an effective interest rate of 5.6%. The unamortized fair value adjustment as of June 30, 2026 and December 31, 2025 was approximately $1.9 million and $2.5 million, respectively.
As of June 30, 2026 and December 31, 2025, we held cash and cash equivalents totaling approximately $51.2 million and $25.0 million, respectively.
The following tables summarize our debt maturities and principal payments as of and for the six months ended June 30, 2026, and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the six months ended June 30, 2026 and 2025 (dollars in thousands, except per share data):

	Credit Facility[2]	Term Loan[2]	Senior Unsecured Notes		Mortgage Loan Payable	Total Debt
Remainder of 2026	$—	$—	$50,000	[1]	$—	$50,000
2027	—	100,000	50,000		—	150,000
2028	—	100,000	100,000		72,879	272,879
2029	—	—	100,000		—	100,000
2030	—	—	125,000		—	125,000
Thereafter	—	200,000	50,000		—	250,000
Subtotal	—	400,000	475,000		72,879	947,879
Unamortized fair value adjustment	—	—	—		(1,889)	(1,889)
Total Debt	—	400,000	475,000		70,990	945,990
Deferred financing costs, net	—	(2,082)	(1,344)		(94)	(3,520)
Total Debt, net	$—	$397,918	$473,656		$70,896	$942,470
Weighted average interest rate	n/a	4.8%	3.0%		3.9%	3.8%
1In July 2026, we repaid the $50.0 million tranche of 10-year Senior Unsecured Notes using existing cash on hand. The notes bore interest at 4.0% and had an original maturity date of July 7, 2026.
2As of August 4, 2026, there were $45.0 million of borrowings outstanding on the revolving credit facility.

	As of June 30, 2026		As of June 30, 2025
Total Debt, net	$942,470		$742,386
Less: Cash and cash equivalents	(51,208)		(128,368)
Net Debt	$891,262		$614,018
Equity
Common Stock
Shares Outstanding [1]	108,305,310		103,332,949
Market Price [2]	$64.77		$56.07
Total Equity	7,014,935		5,793,878
Total Market Capitalization	$7,957,405		$6,536,264
Total Debt-to-Total Investments in Properties [3]	15.4%		14.1%
Total Debt-to-Total Market Capitalization [4]	11.8%		11.4%
Floating Rate Debt as a % of Total Debt [5]	42.2%		26.9%
Net Income	$127,001		$141,399
Adjusted EBITDA [6]	$173,199		$154,184
Interest Coverage [7]	10.0	x	10.3	x
Fixed Charge Coverage [8]	8.3	x	8.9	x
Net Debt-to-Adjusted EBITDA [9]	2.5	x	1.9	x
Weighted Average Maturity of Total Debt (years)	2.8		3.3

1Includes 481,510 and 438,507 shares of unvested restricted stock outstanding as of June 30, 2026 and 2025, respectively. Also includes 589,823 and 533,423 shares held in the Deferred Compensation Plan as of June 30, 2026 and 2025, respectively.
2Closing price of a share of our common stock on the New York Stock Exchange on June 30, 2026 and 2025, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, net of deferred financing costs, divided by total investments in properties, including one building held for sale as of June 30, 2026.
4Total debt-to-total market capitalization is calculated as total debt, net of deferred financing costs, divided by total market capitalization.
5Floating rate debt as a percentage of total debt is calculated as floating rate debt, net of deferred financing costs, divided by total debt, net of deferred financing costs.

6Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the six months ended June 30, 2026 and 2025, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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
9Net debt-to-Adjusted EBITDA is calculated as net debt divided by annualized Adjusted EBITDA for the three months ended June 30, 2026 and 2025, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for the definitions of Adjusted EBITDA and net debt, a reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA and net debt are useful supplemental measures of our operating performance.
The following table sets forth the cash dividends paid or payable per share during the six months ended June 30, 2026:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2026	Common Stock	$0.52	February 3, 2026	March 27, 2026	April 10, 2026
June 30, 2026	Common Stock	$0.52	May 5, 2026	June 26, 2026	July 10, 2026
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $136.9 million for the six months ended June 30, 2026 compared to approximately $122.1 million for the six months ended June 30, 2025. This increase in cash provided by operating activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily attributable to additional cash flows generated from the properties acquired during 2026 and 2025 and increased rents on new and renewed leases at our same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $260.0 million and $62.1 million for the six months ended June 30, 2026 and 2025, respectively. Such amounts consisted primarily of cash paid for property acquisitions of approximately $277.3 million and $126.1 million, respectively, and additions to capital improvements of approximately $66.7 million and $71.7 million during the six months ended June 30, 2026 and 2025, respectively. Such amounts were partially offset by proceeds from sales of real estate investments during the six months ended June 30, 2026 and 2025 of approximately $83.9 million and $135.7 million, respectively.
Cash From Financing Activities. Net cash provided by financing activities was approximately $149.8 million for the six months ended June 30, 2026, which consisted primarily of approximately $263.6 million in net proceeds from the issuance of common stock, $45.0 million of borrowings on the revolving credit facility and $200.0 million in term loan borrowings, partially offset by approximately $109.4 million in equity dividend payments, and repayment of $245.0 million of borrowings on the revolving credit facility. Net cash provided by financing activities was approximately $50.5 million for the six months ended June 30, 2025, which consisted primarily of approximately $234.0 million in net proceeds from the issuance of common stock, and $50.0 million in revolving credit facility borrowings, partially offset by approximately $99.5 million in equity dividend payments, and repayment of $132.0 million of borrowings on the revolving credit facility.
Critical Accounting Policies And Estimates
A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and in the condensed notes to consolidated financial statements in this Quarterly Report on Form 10-Q.

Material Cash Commitments
Subsequent to June 30, 2026, as of August 4, 2026, we had five outstanding contracts with third-party sellers to acquire five industrial properties for a total purchase price of approximately $89.5 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to due diligence and various closing conditions.
The following table summarizes our material cash commitments due by period as of June 30, 2026 (dollars in thousands):

Material Cash Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$150,000	$322,879	$425,000	$50,000	$947,879
Debt interest payments	16,073	21,718	7,385	710	45,886
Operating lease commitments[2]	1,023	2,353	966	1,479	5,821
Material construction contracts	14,654	—	—	—	14,654
Purchase obligations [1]	89,450	—	—	—	89,450
Total	$271,200	$346,950	$433,351	$52,189	$1,103,690
1As of August 4, 2026.
2Includes future minimum lease payments associated with a new office lease entered into during the six months ended June 30, 2026, which is expected to commence in the fourth quarter of 2026.
As of August 4, 2026, we had executed one non-binding letter of intent with a third-party seller to acquire one industrial property for a total anticipated purchase price of approximately $23.1 million. In the normal course of our business, we enter into non-binding letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this property or otherwise complete any such prospective purchases on the terms described or at all.
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

The following table reflects the calculation of FFO reconciled from net income for the three and six months ended June 30, 2026 and 2025 (dollars in thousands except per share data):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net income	$57,567	$93,273	$(35,706)	(38.3)%	$127,001	$141,399	$(14,398)	(10.2)%
Gain on sales of real estate investments	(12,035)	(54,643)	42,608	(78.0)%	(39,249)	(66,485)	27,236	(41.0)%
Depreciation and amortization	29,154	28,024	1,130	4.0%	58,642	54,953	3,689	6.7%
Non-real estate depreciation	(16)	(36)	20	(55.6)%	(33)	(72)	39	(54.2)%
Allocation to participating securities [1]	(334)	(283)	(51)	18.0%	(667)	(557)	(110)	19.7%
FFO attributable to common stockholders	$74,336	$66,335	$8,001	12.1%	$145,694	$129,238	$16,456	12.7%
Basic FFO per common share	$0.70	$0.64	$0.06	9.4%	$1.38	$1.27	$0.11	8.7%
Diluted FFO per common share	$0.70	$0.64	$0.06	9.4%	$1.37	$1.27	$0.10	7.9%
Basic weighted average common shares outstanding	106,553,877	102,888,326			105,737,156	101,833,931
Diluted weighted average common shares outstanding	106,672,278	103,012,111			105,961,727	102,063,801
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 488,215 and 439,918 of weighted average unvested restricted shares outstanding for the three months ended June 30, 2026 and 2025, respectively, and 493,015 and 442,825 of weighted average unvested restricted shares outstanding for the six months ended June 30, 2026 and 2025, respectively.
FFO increased by approximately $8.0 million and $16.5 million for the three and six months ended June 30, 2026, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2025 and 2026 as well as same store NOI growth of approximately $5.2 million and $10.8 million for the three and six months ended June 30, 2026, respectively, compared to the same periods from the prior year. The FFO increase was partially offset by increased weighted average common shares outstanding and increased general and administrative expenses due to increased restricted stock amortization and other compensation expenses, including an increase in salaries for the three and six months ended June 30, 2026 compared to the same periods from the prior year.
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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net income	$57,567	$93,273	$(35,706)	(38.3)%	$127,001	$141,399	$(14,398)	(10.2)%
Gain on sales of real estate investments	(12,035)	(54,643)	42,608	(78.0)%	(39,249)	(66,485)	27,236	(41.0)%
Depreciation and amortization	29,154	28,024	1,130	4.0%	58,642	54,953	3,689	6.7%
Interest expense, including amortization	8,337	7,037	1,300	18.5%	17,324	14,964	2,360	15.8%
Stock-based compensation	4,939	4,870	69	1.4%	9,440	9,122	318	3.5%
Acquisition costs and other	9	229	(220)	(96.1)%	41	231	(190)	(82.3)%
Adjusted EBITDA	$87,971	$78,790	$9,181	11.7%	$173,199	$154,184	$19,015	12.3%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of June 30, 2026 and since January 1, 2025 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of June 30, 2026. As of June 30, 2026, the same store pool consisted of 280 buildings aggregating approximately 17.5 million square feet representing approximately 85.1% of our total square feet owned and 44 improved land parcels containing approximately 146.4 acres representing approximately 99.6% of our total acreage owned. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2026		2025		$ Change	% Change	2026		2025		$ Change	% Change
Net income [1]	$57,567		$93,273		$(35,706)	(38.3)%	$127,001		$141,399		$(14,398)	(10.2)%
Depreciation and amortization	29,154		28,024		1,130	4.0%	58,642		54,953		3,689	6.7%
General and administrative	13,835		12,350		1,485	12.0%	26,265		24,084		2,181	9.1%
Acquisition costs and other	9		229		(220)	(96.1)%	41		231		(190)	(82.3)%
Total other income and expenses	(5,477)		(49,550)		44,073	(88.9)%	(24,218)		(54,688)		30,470	(55.7)%
Net operating income	95,088		84,326		10,762	12.8%	187,731		165,979		21,752	13.1%
Less non-same store NOI	(11,945)	[2]	(6,396)	[2]	(5,549)	86.8%	(23,548)	[4]	(12,598)	[4]	(10,950)	86.9%
Same store NOI	$83,143	[3]	$77,930	[3]	$5,213	6.7%	$164,183	[5]	$153,381	[5]	$10,802	7.0%
Less straight-line rents and amortization of lease intangibles[6]	(8,353)		(8,071)		(282)	3.5%	(16,712)		(16,794)		82	(0.5)%
Cash-basis same store NOI	$74,790		$69,859		$4,931	7.1%	$147,471		$136,587		$10,884	8.0%
Less termination fee income	(525)		(299)		(226)	75.6%	(968)		(415)		(553)	133.3%
Cash-basis same store NOI excluding termination fees	$74,265		$69,560		$4,705	6.8%	$146,503		$136,172		$10,331	7.6%
1Includes approximately $0.5 million of lease termination income for both the three months ended June 30, 2026 and 2025, and approximately $1.0 million and $0.7 million of lease termination income for the six months ended June 30, 2026 and 2025, respectively.
2Includes 2026 and 2025 acquisitions and dispositions, two improved land parcels, four properties under development or redevelopment and one building held for sale as of June 30, 2026.
3Includes approximately $0.5 million and $0.3 million of lease termination income for the three months ended June 30, 2026 and 2025, respectively.
4Includes 2026 and 2025 acquisitions and dispositions, two improved land parcels, four properties under development or redevelopment and one building held for sale as of June 30, 2026.
5Includes approximately $1.0 million and $0.4 million of lease termination income for the six months ended June 30, 2026 and 2025, respectively.
6Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $4.9 million for the three months ended June 30, 2026 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and contractual rent increases on pre-existing leases. For the three months ended June 30, 2026 and 2025, total contractual rent abatements of approximately $4.1 million and $2.2 million, respectively, were given to certain tenants in the same store pool and approximately $0.5 million and $0.3 million, respectively, in lease termination income was received from certain tenants in the same store pool. Approximately $1.5 million of the increase in cash-basis same store NOI for the three months ended June 30, 2026 related to properties that were acquired vacant or with near term expirations in 2025. Additionally, during the three months ended June 30, 2026, we gave contractual rent abatements of approximately $1.5 million (approximately 210 basis points) to tenants with new leases at our Manhattan and Morton properties. The aggregate rent change for these leases was approximately 75.7%.
Cash-basis same store NOI increased by approximately $10.9 million for the six months ended June 30, 2026 compared to the prior year primarily due to increased rental revenue on new and renewed leases and contractual rent increases on pre-existing leases. For the six months ended June 30, 2026 and 2025, total contractual rent abatements of approximately $7.8 million and $5.7 million, respectively, were given to certain tenants in the same store pool. For the six months ended June 30, 2026 and 2025, approximately $1.0 million and $0.4 million, respectively, in lease termination income was received from certain tenants in the same store pool. In addition, approximately $3.7 million of the increase in cash-basis same store NOI for the six months ended June 30, 2026 related to properties that were acquired vacant or with near term expirations in 2025.

Additionally, during the six months ended June 30, 2026, we gave contractual rent abatements of approximately $3.4 million (approximately 249 basis points) to tenants with new leases at our Manhattan and Morton properties. The aggregate rent change for these leases was approximately 75.7%.
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
As of June 30, 2026, we had $400.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on SOFR plus an applicable SOFR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 4.8% as of June 30, 2026. If the SOFR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $1.0 million annually on the total of the outstanding balances on our Amended Facility as of June 30, 2026.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings.
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 1A.    Risk Factors.
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Not Applicable.
(b)Not Applicable.
(c)

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
April 1, 2026 - April 30, 2026	—		$—	n/a	n/a
May 1, 2026 - May 31, 2026	472		66.54	n/a	n/a
June 1, 2026 - June 30, 2026	—		—	n/a	n/a
Total	472	[1]	$66.54	n/a	n/a

(1)     Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.
Item 3.        Defaults Upon Senior Securities.
None.
Item 4.        Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated August 5, 2026.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated August 5, 2026.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated August 5, 2026.

32.1**	18 U.S.C. § 1350 Certification dated August 5, 2026.

32.2**	18 U.S.C. § 1350 Certification dated August 5, 2026.

32.3**	18 U.S.C. § 1350 Certification dated August 5, 2026.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

August 5, 2026	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 5, 2026	By:	/s/ Michael A. Coke
Michael A. Coke
President

August 5, 2026	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer (Principal Financial and Accounting Officer)