Form 10-Q
period 2026-09-30
Terreno Realty Corp
filed 2026-11-04
CIK 1476150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-34603
_________________________
Terreno Realty Corporation
(Exact Name of Registrant as Specified in Its Charter)
_________________________

Maryland	27-1262675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10500 NE 8th Street, Suite 1910, Bellevue, WA	98004

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 655-4580

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	TRNO	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 110,336,807 shares of its common stock, $0.01 par value per share, outstanding as of November 2, 2026.

Terreno Realty Corporation

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements of Terreno Realty Corporation
Terreno Realty Corporation
Consolidated Balance Sheets
(in thousands – except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments in real estate
Land	$3,206,000	$3,020,445
Buildings and improvements	2,573,192	2,328,890
Construction in progress	151,017	217,355
Intangible assets	225,862	223,546
Total investments in properties	6,156,071	5,790,236
Accumulated depreciation and amortization	(581,463)	(531,839)
Net investments in properties	5,574,608	5,258,397
Properties held for sale, net	10,355	2,344
Net investments in real estate	5,584,963	5,260,741
Cash and cash equivalents	88,340	25,020
Restricted cash	2,315	568
Other assets, net	121,141	101,754
Total assets	$5,796,759	$5,388,083
LIABILITIES AND EQUITY
Liabilities
Credit facility	$—	$200,000
Term loans payable, net	398,078	199,616
Senior unsecured notes, net	423,759	473,422
Mortgage loan payable, net	71,194	70,298
Security deposits	47,638	47,570
Intangible liabilities, net	108,273	119,439
Dividends payable	62,828	54,133
Accounts payable and other liabilities	115,381	77,327
Total liabilities	1,227,151	1,241,805
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity
Common stock: $0.01 par value, 400,000,000 shares authorized, and 109,746,984 and 103,571,992 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	1,100	1,037
Additional paid-in capital	4,295,240	3,888,964
Common stock held in deferred compensation plan: 589,823 and 527,547 shares at September 30, 2026 and December 31, 2025, respectively.	(36,551)	(32,847)
Retained earnings	309,819	289,124
Total stockholders’ equity	4,569,608	4,146,278
Total liabilities and equity	$5,796,759	$5,388,083
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Operations
(in thousands – except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Rental revenues and tenant expense reimbursements	$132,225	$116,248	$381,376	$338,902
Total revenues	132,225	116,248	381,376	338,902
COSTS AND EXPENSES
Property operating expenses	32,712	28,232	94,132	84,907
Depreciation and amortization	30,539	28,376	89,181	83,329
General and administrative	12,044	11,581	38,309	35,665
Acquisition costs and other	1,152	97	1,193	328
Total costs and expenses	76,447	68,286	222,815	204,229
OTHER INCOME (EXPENSE)
Interest and other income	1,048	1,369	3,341	4,536
Interest expense, including amortization	(8,459)	(8,367)	(25,783)	(23,331)
Gain on sales of real estate investments	19,738	62,412	58,987	128,897
Total other income	12,327	55,414	36,545	110,102
Net income	68,105	103,376	195,106	244,775
Allocation to participating securities	(327)	(468)	(905)	(1,072)
Net income available to common stockholders	$67,778	$102,908	$194,201	$243,703
EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common stockholders - basic	$0.62	$1.00	$1.82	$2.38
Net income available to common stockholders - diluted	$0.62	$1.00	$1.81	$2.38
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	108,948,717	102,912,261	106,819,441	102,197,324
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	109,451,778	103,136,057	107,126,310	102,419,204
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Equity
(in thousands – except share data)
(Unaudited)

Nine months ended September 30, 2026:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2025	103,571,992	$1,037	$3,888,964	527,547	$(32,847)	$289,124	$4,146,278
Net income	—	—	—	—	—	69,434	69,434
Issuance of common stock, net of issuance costs of $1,973	2,159,845	22	132,986	—	—	—	133,008
Forfeiture of common stock related to employee awards	(6,608)	—	—	—	—	—	—
Common shares acquired related to employee awards	(19,013)	—	(2,334)	—	—	—	(2,334)
Issuance of restricted stock	73,446	—	—	—	—	—	—
Stock-based compensation	—	—	4,501	—	—	—	4,501
Common stock dividends ($0.52 per share)	—	—	—	—	—	(55,292)	(55,292)
Deposits to deferred compensation plan	(62,276)	—	3,704	62,276	(3,704)	—	—
Balance as of March 31, 2026	105,717,386	1,059	4,027,821	589,823	(36,551)	303,266	4,295,595
Net income	—	—	—	—	—	57,567	57,567
Issuance of common stock, net of issuance costs of $2,211	2,007,712	20	130,215	—	—	—	130,235
Forfeiture of common stock related to employee awards	(9,139)	—	—	—	—	—	—
Common shares acquired related to employee awards	(472)	—	(34)	—	—	—	(34)
Stock-based compensation	—	—	4,939	—	—	—	4,939
Common stock dividends ($0.52 per share)	—	—	—	—	—	(56,291)	(56,291)
Balance as of June 30, 2026	107,715,487	1,079	4,162,941	589,823	(36,551)	304,542	4,432,011
Net income	—	—	—	—	—	68,105	68,105
Issuance of common stock, net of issuance costs of $2,290	1,958,245	21	129,128	—	—	—	129,149
Common shares acquired related to employee awards	(19,844)	—	(1,469)	—	—	—	(1,469)
Issuance of restricted stock	93,096	—	—	—	—	—	—
Stock-based compensation	—	—	4,640	—	—	—	4,640
Common stock dividends ($0.57 per share)	—	—	—	—	—	(62,828)	(62,828)
Balance as of September 30, 2026	109,746,984	$1,100	$4,295,240	589,823	$(36,551)	$309,819	$4,569,608

Nine months ended September 30, 2025:

	Common Stock		Additional Paid- in Capital	Common Shares Held in Deferred Compensation Plan	Deferred Compensation Plan	Retained Earnings
	Number of Shares	Amount					Total
Balance as of December 31, 2024	99,238,003	$994	$3,597,148	497,190	$(31,097)	$95,287	$3,662,332
Net income	—	—	—	—	—	48,126	48,126
Issuance of common stock, net of issuance costs of $4,041	3,547,563	36	233,346	—	—	—	233,382
Common shares acquired related to employee awards	(23,185)	—	(1,942)	—	—	—	(1,942)
Issuance of restricted stock	64,466	—	—	—	—	—	—
Stock-based compensation	—	—	4,252	—	—	—	4,252
Common stock dividends ($0.49 per share)	—	—	—	—	—	(50,625)	(50,625)
Deposits to deferred compensation plan	(36,233)	—	2,120	36,233	(2,120)	—	—
Balance as of March 31, 2025	102,790,614	1,030	3,834,924	533,423	(33,217)	92,788	3,895,525
Net income	—	—	—	—	—	93,273	93,273
Issuance of common stock, net of issuance costs of $0	14,195	—	—	—	—	—	—
Forfeiture of common stock related to employee awards	(5,713)	—	—	—	—	—	—
Common shares acquired related to employee awards	(1,347)	—	(51)	—	—	—	(51)
Issuance of restricted stock	1,777	—	—	—	—	—	—
Stock-based compensation	—	—	4,870	—	—	—	4,870
Common stock dividends ($0.49 per share)	—	—	—	—	—	(50,629)	(50,629)
Balance as of June 30, 2025	102,799,526	1,030	3,839,743	533,423	(33,217)	135,432	3,942,988
Net income	—	—	—	—	—	103,376	103,376
Common shares acquired related to employee awards	(22,446)	—	(1,293)	—	—	—	(1,293)
Issuance of restricted stock	84,718	—	—	—	—	—	—
Stock-based compensation	—	—	4,276	—	—	—	4,276
Common stock dividends ($0.52 per share)	—	—	—	—	—	(53,767)	(53,767)
Balance as of September 30, 2025	102,861,798	$1,030	$3,842,726	533,423	$(33,217)	$185,041	$3,995,580
The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$195,106	$244,775
Adjustments to reconcile net income to net cash provided by operating activities
Straight-line rents	(18,589)	(12,014)
Amortization of lease intangibles	(16,181)	(16,267)
Depreciation and amortization	89,181	83,329
Gain on sales of real estate investments	(58,987)	(128,897)
Deferred financing cost and mortgage fair value adjustment amortization	2,819	2,548
Stock-based compensation	14,080	13,398
Changes in assets and liabilities
Other assets	(2,896)	(3,076)
Accounts payable and other liabilities	13,529	17,800
Net cash provided by operating activities	218,062	201,596
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(326,869)	(604,219)
Proceeds from sales of real estate investments, net	113,040	234,082
Additions to construction in progress	(48,299)	(58,649)
Additions to buildings, improvements and leasing costs	(62,396)	(42,970)
Net cash used in investing activities	(324,524)	(471,756)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	398,866	237,423
Issuance costs on issuance of common stock	(5,784)	(3,443)
Repurchase of common stock related to employee awards	(3,837)	(3,286)
Borrowings on credit facility	90,000	360,000
Payments on credit facility	(290,000)	(162,000)
Borrowings on term loans payable	200,000	—
Payments on senior unsecured notes	(50,000)	—
Payment of deferred financing costs	(2,000)	—
Dividends paid to common stockholders	(165,716)	(150,125)
Net cash provided by financing activities	171,529	278,569
Net increase in cash and cash equivalents and restricted cash	65,067	8,409
Cash and cash equivalents and restricted cash at beginning of period	25,588	18,352
Cash and cash equivalents and restricted cash at end of period	$90,655	$26,761
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$26,084	$21,421
Supplemental disclosures of non-cash transactions
Accounts payable related to capital improvements	54,415	22,365
Non-cash issuance of common stock to the deferred compensation plan	(3,704)	(2,120)
Reconciliation of cash paid for property acquisitions
Acquisition of properties	$332,719	$638,323
Assumption of other assets and liabilities	(5,850)	(34,104)
Net cash paid for property acquisitions	$326,869	$604,219

The accompanying condensed notes are an integral part of these consolidated financial statements.

Terreno Realty Corporation
Condensed Notes to Consolidated Financial Statements
Note 1. Organization

Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, the “Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. All square feet, acres, occupancy, annualized base rent and number of properties disclosed in these condensed notes to the consolidated financial statements are unaudited. As of September 30, 2026, the Company owned 317 buildings (excluding one building held for sale) aggregating approximately 20.5 million square feet, 46 improved land parcels consisting of approximately 146.5 acres and three properties under development or redevelopment.
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
Capitalization of Costs. The Company capitalizes costs directly related to the development, redevelopment, renovation and expansion of its investment in real estate. Costs associated with such projects are capitalized as incurred. If the project is abandoned, these costs are expensed during the period in which the development, redevelopment, renovation or expansion project is abandoned. Costs considered for capitalization include, but are not limited to, construction costs, interest, leasing costs, real estate taxes and insurance, if appropriate. These costs are capitalized only during the period in which activities necessary to ready an asset for its intended use are in progress. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. Costs incurred for maintaining and repairing properties, which do not extend their useful lives, are expensed as incurred.
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
As of September 30, 2026 and December 31, 2025, the Company’s buildings and improvements consisted of the following (dollars in thousands):

	September 30, 2026	December 31, 2025
Building	$1,896,202	$1,750,145
Building, site and tenant improvements	527,508	455,474
Leasing costs[1]	149,482	123,271
Total buildings and improvements	$2,573,192	$2,328,890
1Leasing costs primarily consist of commissions paid to third-party brokers to obtain tenant leases. The Company capitalizes initial direct costs that would not have been incurred had the lease not been obtained, and amortizes such costs on a straight-line basis over the term of the related lease. Amortization of leasing costs is included in depreciation and amortization expense.
Impairment. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Examples of such events or changes in circumstances may include classifying an asset to be held for sale, changing the intended hold period or when an asset remains vacant significantly longer than expected. The intended use of an asset either held for sale or held for use can significantly impact how impairment is measured. If an asset is intended to be held for the long-term, the recoverability is based on the undiscounted future cash flows. If the asset carrying value is not supported on an undiscounted future cash flow basis, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions, among other things, regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. When available, current market information is used to determine capitalization and rental growth rates. If available, current comparative sales values may also be used to establish fair value. When market information is not readily available, the inputs are based on the Company’s understanding of market conditions and the experience of the Company’s management team. Actual results could differ significantly from the Company’s estimates. The discount rates used in the fair value estimates represent a rate commensurate with the indicated holding period with a premium layered on for risk. There were no impairment charges recorded to the carrying values of the Company’s properties during the three or nine months ended September 30, 2026 or 2025.
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
The fair value of the tangible assets is determined by valuing the property as if it were vacant. Land values are derived from current comparative sales values, when available, or management’s estimates of the fair value based on market conditions and the experience of the Company’s management team. Building and improvement values are calculated as replacement cost less depreciation, or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods. The fair value of the above and below-market leases is based on the present value of the difference between the contractual amounts to be received pursuant to the acquired leases (using a discount rate that reflects the risks associated with the acquired leases) and the Company’s estimate of the market lease rates measured over a period equal to the remaining term of the leases plus the term of any below-market fixed rate renewal options. The above and below-market lease values are amortized to rental revenues over the remaining initial term plus the term of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases. The total net impact to rental revenues due to the amortization of above and below-market leases was a net increase of approximately $5.4 million and $5.9 million for the three months ended

September 30, 2026 and 2025, respectively, and approximately $16.2 million and $16.3 million for the nine months ended September 30, 2026 and 2025, respectively. The origination value of in-place leases is based on costs to execute similar leases, including commissions and other related costs. The origination value of in-place leases also includes real estate taxes, insurance and an estimate of lost rental revenue at market rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The remaining weighted average lease term related to these intangible assets and liabilities as of September 30, 2026 was 7.6 years. As of September 30, 2026 and December 31, 2025, the Company’s intangible assets and liabilities, including properties held for sale (if any), consisted of the following (dollars in thousands):

	September 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-place leases	$221,129	$(139,877)	$81,252	$218,853	$(128,568)	$90,285
Above-market leases	4,733	(3,517)	1,216	4,913	(3,265)	1,648
Below-market leases	(205,143)	96,870	(108,273)	(204,816)	85,377	(119,439)
Total	$20,719	$(46,524)	$(25,805)	$18,950	$(46,456)	$(27,506)

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

The following summarizes the reconciliation of cash and cash equivalents and restricted cash as presented in the accompanying consolidated statements of cash flows (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Beginning
Cash and cash equivalents at beginning of period	$25,020	$18,070
Restricted cash	568	282
Cash and cash equivalents and restricted cash	25,588	18,352
Ending
Cash and cash equivalents at end of period	88,340	26,153
Restricted cash	2,315	608
Cash and cash equivalents and restricted cash	90,655	26,761
Net increase in cash and cash equivalents and restricted cash	$65,067	$8,409
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
As of September 30, 2026 and December 31, 2025, approximately $92.0 million and $74.0 million, respectively, of straight-line rent and accounts receivable, net of allowances of approximately $3.4 million and $6.3 million as of September 30, 2026 and December 31, 2025, respectively, were included as a component of other assets in the accompanying consolidated balance sheets.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective interest method over the term of the related loan. Deferred financing costs associated with the Company’s revolving credit facility are classified as an asset, as a component of other assets in the accompanying consolidated balance sheets, and deferred financing costs associated with debt liabilities are reported as a direct deduction from the carrying amount of the debt liability in the accompanying consolidated balance sheets. Deferred financing costs related to the revolving credit facility and debt liabilities are carried at cost, net of deferred financing costs and net of accumulated amortization in the aggregate of approximately $19.4 million and $17.4 million as of September 30, 2026 and December 31, 2025, respectively.
Mortgage Fair Value Adjustment. Mortgage fair value adjustment represents the excess of the principal debt assumed over the fair value of debt assumed in connection with property acquisitions. The adjustment is being amortized to interest expense over the term of the related debt instrument using the effective interest method. The net unamortized fair value mortgage adjustment as of September 30, 2026 and December 31, 2025 was approximately $1.6 million and $2.5 million, respectively, and was included as a component of mortgage loans payable in the accompanying consolidated balance sheets.
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
ASC 740-10, Income Taxes (“ASC 740-10”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of September 30, 2026 and December 31, 2025, the Company did not have any unrecognized tax benefits and does not believe that there will be any material changes in unrecognized tax positions over the next 12 months. The Company’s tax returns are subject to examination by federal, state and local tax jurisdictions, which as of September 30, 2026, include years 2022 to 2025 for federal purposes.
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
As of September 30, 2026, the Company owned 69 buildings aggregating approximately 3.6 million square feet and 14 improved land parcels consisting of approximately 62.3 acres located in New York City/Northern New Jersey, which accounted for a combined percentage of approximately 26.5% of its annualized base rent. Such annualized base rent is based on contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements as of September 30, 2026, multiplied by 12.
Other real estate companies compete with the Company in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be achieved. The Company had no tenant that accounted for greater than 10% of the Company's annualized base rent as of September 30, 2026.
Note 4. Investments in Real Estate
During the three months ended September 30, 2026, the Company acquired three industrial properties with a total initial investment, including acquisition costs, of approximately $49.8 million, of which $31.6 million was recorded to land, $15.4 million to buildings and improvements, and $2.8 million to intangible assets. Additionally, the Company assumed $0.2 million in liabilities.
During the nine months ended September 30, 2026, the Company acquired nine industrial properties with a total initial investment, including acquisition costs, of approximately $332.7 million, of which $177.3 million was recorded to land, $143.0 million to buildings and improvements, and $12.4 million to intangible assets. Additionally, the Company assumed $6.1 million in liabilities.
The Company recorded revenues and net income for the three months ended September 30, 2026 of approximately $5.1 million and $2.8 million, respectively, and recorded revenues and net income for the nine months ended September 30, 2026 of approximately $6.1 million and $3.3 million, respectively, related to the 2026 acquisitions.
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
As of September 30, 2026, the Company had three properties under development or redevelopment that, upon completion, will consist of three buildings aggregating approximately 0.6 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment as of September 30, 2026:

Property Name	Location	Total Expected Investment (in thousands) [1] (unaudited)	Estimated Post-Development Square Feet
Properties under development or redevelopment:
Countyline Phase IV [2]
Countyline Building 35	Hialeah, FL	$51,300	219,900
Countyline Building 36	Hialeah, FL	56,200	213,600
Craftsman Circle	Hyattsville, MD	57,600	180,300
Total		$165,100	613,800
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
During the nine months ended September 30, 2026, the Company completed the development of three properties. The following table summarizes certain information with respect to the development properties completed during the nine months ended September 30, 2026:

Property Name	Location	Total Expected Investment (in thousands) [1] (unaudited)	Post-Development Square Feet	Completion Quarter
Countyline Building 32	Hialeah, FL	$43,400	164,300	Q1 2026
Countyline Building 34	Hialeah, FL	55,300	220,000	Q2 2026
Whitestone Logistics	College Point, Queens, NY	98,800	81,000	Q3 2026
Total		$197,500	465,300
1Total expected investment for the properties includes the initial purchase price, buyer’s due diligence and closing costs, redevelopment expenditures, capitalized interest and leasing costs necessary to achieve stabilization.
The Company capitalized interest associated with development, redevelopment and expansion activities of approximately $1.5 million and $1.4 million during the three months ended September 30, 2026 and 2025, respectively, and approximately $5.0 million and $3.8 million during the nine months ended September 30, 2026 and 2025, respectively.
Note 5. Held for Sale/Disposed Assets
The Company considers a property to be held for sale when it meets the criteria established under ASC 360, Property, Plant, and Equipment. Properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of September 30, 2026, the Company had one property held for sale. This property consisted of one building in the New York City/Northern New Jersey market (net book value of approximately $10.4 million and net liabilities of approximately $0.1 million) and was sold on October 14, 2026 for a sales price of approximately $25.0 million.

The following table summarizes the properties sold by the Company during the nine months ended September 30, 2026 (dollars in thousands):

Market	Number of Properties	Number of Buildings	Square Feet	Total Sales Price	Total Gain
New York City/Northern New Jersey	1	1	31,000	$8,776	$5,845
Los Angeles[1]	2	3	330,000	75,100	32,639
Miami	1	1	113,000	21,300	13,406
Washington, D.C.	1	1	56,000	11,100	6,483
Total	5	6	530,000	$116,276	$58,373
1The disposition activity above includes the 139th Street redevelopment property that was previously in the development portfolio. This property was sold prior to being moved to the operating portfolio.
In addition to the properties sold, the Company recorded a net gain of approximately $0.5 million and $0.6 million during the three and nine months ended September 30, 2026, respectively, related to the settlement of eminent domain proceedings at the Terreno North Hackensack property.
The following table summarizes the properties sold by the Company during the nine months ended September 30, 2025 (dollars in thousands):

Market	Number of Properties	Number of Buildings	Square Feet	Acres	Total Sales Price	Total Gain
Los Angeles	2	5	545,000	2.3	$108,000	$54,170
Miami	1	6	302,000	—	82,300	55,534
San Francisco Bay Area	2	2	88,000	—	24,880	11,842
Seattle	2	1	39,000	2.1	27,000	7,351
Total	7	14	974,000	4.4	$242,180	$128,897
Note 6. Debt
The following table summarizes the components of the Company’s indebtedness as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025	Margin Above SOFR	Interest Rate [1]	Contractual Maturity Date
Unsecured Debt:
Credit Facility	$—	$200,000	0.8% [2]	—%	1/15/2029
5-Year Term Loan	100,000	100,000	0.9% [2]	4.7%	1/15/2027
5-Year Term Loan	100,000	100,000	0.9% [2]	4.6%	1/15/2028
5-Year Term Loan	200,000	—	0.9% [2]	4.6%	1/15/2031
$50M 10-Year Unsecured [3,4]	—	50,000	n/a	4.0%	7/7/2026
$50M 12-Year Unsecured [3]	50,000	50,000	n/a	4.7%	10/31/2027
$100M 7-Year Unsecured [3]	100,000	100,000	n/a	2.4%	7/15/2028
$100M 10-Year Unsecured [3]	100,000	100,000	n/a	3.1%	12/3/2029
$125M 9-Year Unsecured [3]	125,000	125,000	n/a	2.4%	8/17/2030
$50M 10-Year Unsecured [3]	50,000	50,000	n/a	2.8%	7/15/2031
Total Unsecured Debt	825,000	875,000

Secured Debt:
280 Richards Street	72,879	72,879	n/a	3.9%	3/1/2028
Total Secured Debt	72,879	72,879
Total Unsecured and Secured Debt	897,879	947,879
Less: Unamortized fair value adjustment and debt issuance costs	(4,848)	(4,543)
Total	$893,031	$943,336
1Reflects the contractual interest rate under the terms of each loan as of September 30, 2026. Excludes the effects of unamortized debt issuance costs.
2As described below, the interest rates on these loans are the Secured Overnight Financing Rate (“SOFR”) plus a SOFR margin.
3Collectively, the “Senior Unsecured Notes”.
4In July 2026, the Company repaid the $50.0 million tranche of 10-year Senior Unsecured Notes using existing cash on hand. Such tranche of notes bore interest at 4.0% and had an original maturity date of July 7, 2026.

The Company’s Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $600.0 million revolving credit facility that matures in January 2029, a $100.0 million term loan that matures in January 2027, a $100.0 million term loan that matures in January 2028, and a $200.0 million term loan that matures in January 2031. As of September 30, 2026, there were no outstanding borrowings on the revolving credit facility and $400.0 million of borrowings outstanding on the term loans. As of December 31, 2025, there were $200.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.

The aggregate amount of the Amended Facility may be increased by up to an additional $1.0 billion to a maximum aggregate amount not to exceed $2.0 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $600.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027, the $100.0 million term loan maturing in January 2028, and the $200.0 million term loan maturing in January 2031 or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at the Company’s option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 0.725% to 1.40% (0.775% as of September 30, 2026) for the revolving credit facility and 0.80% to 1.60% (0.85% as of September 30, 2026) for the term loans, depending on the Company’s credit ratings from Moody’s and Fitch. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.125% to 0.30%, depending on the Company’s credit ratings from Moody’s and Fitch.

The Amended Facility and the Senior Unsecured Notes are guaranteed by the Company and by substantially all of the current and to-be-formed subsidiaries of the Company that own an unencumbered property. The Amended Facility and the Senior

Unsecured Notes are not secured by the Company’s properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which the Company must comply. The Company was in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, the Company had one mortgage loan payable totaling approximately $71.2 million and $70.3 million, respectively, net of deferred financing costs of $0.1 million and $0.1 million, respectively, and unamortized fair value adjustment of approximately $1.6 million and $2.5 million, respectively, which bore interest at a weighted average fixed annual rate of 3.9%. The mortgage loan payable is collateralized by one property, is non-recourse and requires monthly interest payments until it matures in March 2028.
The scheduled principal payments of the Company’s debt as of September 30, 2026 were as follows (dollars in thousands):

	Credit Facility	Term Loan	Senior Unsecured Notes	Mortgage Loan Payable	Total Debt
Remainder of 2026	$—	$—	$—	$—	$—
2027	—	100,000	50,000	—	150,000
2028	—	100,000	100,000	72,879	272,879
2029	—	—	100,000	—	100,000
2030	—	—	125,000	—	125,000
Thereafter	—	200,000	50,000	—	250,000
Subtotal	—	400,000	425,000	72,879	897,879
Unamortized fair value adjustment	—	—	—	(1,606)	(1,606)
Total Debt	—	400,000	425,000	71,273	896,273
Deferred financing costs, net	—	(1,922)	(1,241)	(79)	(3,242)
Total Debt, net	$—	$398,078	$423,759	$71,194	$893,031
Weighted average interest rate	n/a	4.6%	2.9%	3.9%	3.7%
Note 7. Leasing
The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of September 30, 2026. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements (dollars in thousands):

Remainder of 2026	$93,601
2027	371,968
2028	327,961
2029	270,870
2030	221,850
Thereafter	683,868
Total	$1,970,118
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
Financial Instruments Disclosed at Fair Value. As of September 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The fair values of the Company’s mortgage loan and Senior Unsecured Notes were estimated by calculating the present value of principal and interest payments, based on borrowing rates available to the Company, which are Level 2 inputs, adjusted with a credit spread, as applicable, and assuming the loans are outstanding through maturity. The fair value of the Company’s Amended Facility approximated its carrying value because the variable interest rates approximate market borrowing rates available to the Company, which are Level 2 inputs.
The following table sets forth the carrying value and the estimated fair value of the Company’s debt as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Fair Value Measurement Using
	Total Fair Value	Quoted Price in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Liabilities
Debt at:
September 30, 2026	$860,995	$—	$860,995	$—	$893,031
December 31, 2025	$917,753	$—	$917,753	$—	$943,336
Note 9. Stockholders’ Equity
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company has an at-the-market equity offering program (the “$500 Million ATM Program”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million (approximately $227.5 million remaining as of September 30, 2026) in amounts and at times to be determined by the Company from time to time. Prior to the implementation of the $500 Million ATM Program, the Company had a previous at-the-market equity offering program (the “Previous $500 Million ATM Program”), which was substantially utilized as of February 16, 2026 and is no longer active. Actual sales under the $500 Million ATM Program, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock, determinations by the Company of the appropriate sources of funding for the Company and potential uses of funding available to the Company. During the three and nine months ended September 30, 2026, the Company issued an aggregate of 1,958,245 and 6,032,473 shares, respectively, of common stock at a weighted average offering price of $67.12 and $66.12 per share, respectively, under the Previous $500 Million ATM Program and the $500 Million ATM Program, resulting in net proceeds of approximately $129.5 million and $393.1 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.9 million and $5.8 million, respectively. During the three months ended September 30, 2025, the Company did not issue any common stock under the Previous $500 Million ATM Program. During the nine months ended September 30, 2025, the Company issued an aggregate of 3,506,371 shares of common stock at a weighted average offering price of $67.71 per share under the Previous $500 Million ATM Program, resulting in net proceeds of approximately $234.0 million and paying total compensation to the applicable sales agents of approximately $3.4 million.
In connection with the Annual Meeting of Stockholders on May 5, 2026, the Company granted a total of 14,772 unrestricted shares of the Company's common stock to its independent directors under the 2025 Plan with a grant date fair value per share of $65.00. The grant date fair value of the common stock was determined using the closing price of the Company’s common stock on the date of the grant. The Company recognized approximately $1.0 million in compensation costs for the nine months ended September 30, 2026 related to this issuance.
On November 3, 2026, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock through December 31, 2028, which replaces the Company’s prior program scheduled to expire December 31, 2026. Purchases made pursuant to the program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. The Company did not repurchase any shares under its prior program.
The Company has a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which certain of their cash and equity-based compensation may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During both the three months ended September 30, 2026 and 2025, no shares of common stock were deposited into the Deferred Compensation Plan and during the nine months ended September 30, 2026 and 2025, 62,276 and 36,233 shares of common stock, respectively, were deposited into the Deferred Compensation Plan. During each of the three and nine months ended September 30, 2026 and 2025, no shares of common stock were withdrawn from the Deferred Compensation Plan.
On May 6, 2025, the Company’s stockholders approved the 2025 Plan, which replaced the 2019 Plan. As of September 30, 2026, there were 2,258,368 shares of common stock authorized for issuance as restricted stock grants, unrestricted stock awards or Performance Share awards under the 2025 Plan, of which 1,899,765 were remaining and available for issuance. The grant date fair value per share of restricted stock awards issued during the period from February 16, 2010 (commencement of operations) to September 30, 2026 ranged from $14.20 to $78.33. The fair value of the restricted stock that was granted during the three and nine months ended September 30, 2026 was approximately $6.6 million and $11.1 million, respectively, and the vesting period for the restricted stock is typically between three and five years. As of September 30, 2026, the Company had approximately $20.7 million of total unrecognized compensation costs related to restricted stock issuances, which is expected to be recognized over a remaining weighted average period of approximately 3.2 years. The Company recognized compensation costs of approximately $2.2 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $6.0 million and $5.7 million for the nine months ended September 30, 2026 and 2025, respectively, related to the restricted stock issuances.
The following is a summary of the total restricted shares granted to the Company’s executive officers and employees with the related weighted average grant date fair value share prices for the nine months ended September 30, 2026:
Restricted Stock Activity:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding as of December 31, 2025	478,223	$62.30
Granted	166,542	66.91
Forfeited	(15,747)	63.63
Vested	(98,402)	66.91
Non-vested shares outstanding as of September 30, 2026	530,616	$62.85
The following is a vesting schedule of the total non-vested shares of restricted stock outstanding as of September 30, 2026:

Non-vested Shares Vesting Schedule	Number of Shares
Remainder of 2026	1,440
2027	142,777
2028	117,245
2029	94,894
2030	84,718
Thereafter	89,542
Total Non-vested Shares	530,616
Long-Term Incentive Plan:
As of September 30, 2026, there were three open performance measurement periods for the Performance Share awards: January 1, 2024 to December 31, 2026, January 1, 2025 to December 31, 2027, and January 1, 2026 to December 31, 2028. During the nine months ended September 30, 2026, the Company issued 78,557 shares of common stock at a price of $59.10 per share related to the Performance Share awards for the performance period from January 1, 2023 to December 31, 2025. During the nine months ended September 30, 2025, the Company issued 41,192 shares of common stock at a price of $58.51 per share related to the Performance Share awards for the performance period from January 1, 2022 to December 31, 2024.

The following table summarizes certain information with respect to the Performance Share awards granted on or after January 1, 2023 and includes the forfeiture of certain of the Performance Share awards during the nine months ended September 30, 2026 (dollars in thousands):

Performance Share Period	Fair Value on Date of Grant [1]	Expense for the Three Months Ended September 30,		Expense for the Nine Months Ended September 30,
		2026	2025	2026	2025
January 1, 2023 - December 31, 2025	$8,583	$—	$715	$—	$2,145
January 1, 2024 - December 31, 2026	9,047	754	772	2,102	2,316
January 1, 2025 - December 31, 2027	9,606	800	819	2,309	2,457
January 1, 2026 - December 31, 2028	10,734	895	—	2,666	—
Total	$37,970	$2,449	$2,306	$7,077	$6,918
1     Reflects the fair value on date of grant for all performance shares outstanding at September 30, 2026.
Dividends:
The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2026:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2026	Common Stock	$0.52	February 3, 2026	March 27, 2026	April 10, 2026
June 30, 2026	Common Stock	$0.52	May 5, 2026	June 26, 2026	July 10, 2026
September 30, 2026	Common Stock	$0.57	August 4, 2026	September 30, 2026	October 9, 2026
Note 10. Net Income (Loss) Per Share
Pursuant to ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share allocates earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s non-vested shares of restricted stock are considered participating securities since these share-based awards contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest or expire. The Company had no antidilutive securities or dilutive restricted stock awards outstanding for the three and nine months ended September 30, 2026, and 2025.
In accordance with the Company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the net income (loss) per common share is adjusted for earnings distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 511,990 and 461,977 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2026 and 2025, respectively, and 499,410 and 449,279 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2026 and 2025, respectively.
Performance Share awards which may be payable in shares of the Company’s common stock after the conclusion of each pre-established performance measurement period are included as contingently issuable shares in the calculation of diluted weighted average common shares of stock outstanding assuming the reporting period is the end of the measurement period, and the effect is dilutive. Diluted shares related to the Performance Share awards were 503,061 and 223,796 for the three months ended September 30, 2026 and 2025, respectively, and 306,869 and 221,880 for the nine months ended September 30, 2026 and 2025, respectively.
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

Contractual Commitments. As of November 3, 2026, the Company had three outstanding contracts with third-party sellers to acquire three industrial properties for a total purchase price of approximately $53.3 million. There is no assurance that the Company will acquire the prospective properties under contract because the proposed acquisitions are subject to the completion of satisfactory due diligence.
Note 12. Subsequent Events
On October 14, 2026, the Company sold one industrial property in East Rutherford, NJ, for a total sales price of approximately $25.0 million (net book value of approximately $10.4 million). The property was held for sale as of September 30, 2026.
On October 20, 2026, the Company acquired one industrial property in Maspeth, NY for a total purchase price of approximately $13.9 million. The property was acquired from an unrelated third party using existing cash on hand.
On October 29, 2026, the Company acquired one industrial property in San Carlos, CA for a total purchase price of approximately $29.0 million. The property was acquired from an unrelated third party using existing cash on hand.
On November 2, 2026, the Company acquired one industrial property in Carlstadt, NJ for a total purchase price of approximately $5.4 million. The property was acquired from an unrelated third party using existing cash on hand.
On November 3, 2026, the Company’s Board of Directors declared a cash dividend in the amount of $0.57 per share of its common stock payable on January 8, 2027 to the stockholders of record as of the close of business on December 15, 2026.
On November 3, 2026, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its outstanding common stock through December 31, 2028. See “Note 9 - Stockholders’ Equity.”

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
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the factors included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 4, 2026, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which was filed with the Securities and Exchange Commission on May 6, 2026, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which was filed with the Securities and Exchange Commission on August 5, 2026, in this Quarterly Report on Form 10-Q, and in our other public filings;
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
Overview
Terreno Realty Corporation (“Terreno”, and together with its subsidiaries, “we”, “us”, “our”, “our Company”, or “the Company”) acquires, owns and operates industrial real estate in six major coastal U.S. markets: New York City/Northern New Jersey, Los Angeles, Miami, San Francisco Bay Area, Seattle, and Washington, D.C. We invest in several types of industrial real estate, including warehouse/distribution (approximately 80.7% of our total annualized base rent as of September 30, 2026), flex (including light industrial and research and development, or R&D) (approximately 4.3%), transshipment (approximately 5.6%) and improved land (approximately 9.4%). We target functional properties in infill locations that may be shared by multiple tenants and that cater to customer demand within the various submarkets in which we operate. Infill locations are geographic locations surrounded by high concentrations of already developed land and existing buildings. As of September 30, 2026, we owned a total of 317 buildings (excluding one building held for sale) aggregating approximately 20.5 million square feet, 46 improved land parcels consisting of approximately 146.5 acres and three properties under development or redevelopment. As of September 30, 2026, our buildings and improved land parcels were approximately 97.8% and 95.5% leased, respectively, to 687 customers, the largest of which accounted for approximately 6.8% of our total annualized base rent. See “Item 1 – Our Investment Strategy – Industrial Facility General Characteristics” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a general description of these types of industrial real estate.
We are an internally managed Maryland corporation and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2010.
The following table summarizes by type our investments in real estate as of September 30, 2026:

Type	Number of Buildings or Improved Land Parcels	Annualized Base Rent (in thousands) [1]	% of Total
Warehouse/distribution	277	$321,964	80.7%
Flex	19	17,195	4.3%
Transshipment	21	22,330	5.6%
Improved land	46	37,475	9.4%
Total	363	$398,964	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2026, multiplied by 12.

The following table summarizes by market our investments in real estate as of September 30, 2026:

	New York City/Northern New Jersey	Los Angeles	Miami	San Francisco Bay Area	Seattle	Washington, D.C.	Total/Weighted Average
Investments in Real Estate
Number of Buildings	69	61	43	58	55	31	317
Rentable Square Feet	3,573,584	2,563,280	5,029,126	3,272,580	3,580,042	2,480,185	20,498,797
% of Total	17.4%	12.5%	24.5%	16.0%	17.5%	12.1%	100.0%
Occupancy % as of September 30, 2026	96.7%	98.8%	99.6%	96.2%	98.0%	96.2%	97.8%
Annualized Base Rent (in thousands) [1]	$91,194	$46,262	$73,868	$58,537	$51,895	$39,733	$361,489
% of Total	25.2%	12.8%	20.4%	16.2%	14.4%	11.0%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$26.40	$18.26	$14.75	$18.59	$14.79	$16.65	$18.04
Weighted Average Remaining Lease Term (Years) [2]	3.5	6.2	5.6	3.2	2.7	2.8	4.1

Investments in Improved Land
Number of Land Parcels	14	13	3	5	9	2	46
Acres	62.3	28.8	9.9	14.4	23.8	7.3	146.5
% of Total	42.5%	19.7%	6.8%	9.8%	16.2%	5.0%	100.0%
Occupancy % as of September 30, 2026	96.6%	96.1%	100.0%	100.0%	85.7%	100.0%	95.5%
Annualized Base Rent (in thousands) [1]	$14,481	$10,528	$2,315	$3,187	$5,455	$1,509	$37,475
% of Total	38.6%	28.1%	6.2%	8.5%	14.6%	4.0%	100.0%
Annualized Base Rent [1] Per Occupied Square Foot	$5.52	$8.73	$5.37	$5.06	$6.14	$4.75	$6.13
Weighted Average Remaining Lease Term (Years) [2]	2.9	3.2	7.8	4.2	4.4	7.1	3.9

Total Investments in Real Estate and Improved Land
Annualized Base Rent (in thousands) [1]	$105,675	$56,790	$76,183	$61,724	$57,350	$41,242	$398,964
% of Total Annualized Base Rent [1]	26.5%	14.2%	19.1%	15.5%	14.4%	10.3%	100.0%
Gross Book Value (in thousands) [3]	$1,580,716	$860,806	$1,353,218	$891,643	$904,855	$577,756	$6,168,994
% of Total Gross Book Value	25.6%	14.0%	21.8%	14.5%	14.7%	9.4%	100.0%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2026, multiplied by 12.
2Weighted average remaining lease term is calculated by summing the remaining lease term of each lease as of September 30, 2026, weighted by the respective square footage.
3Includes three properties under development or redevelopment that, upon completion, will consist of three buildings aggregating approximately 0.6 million square feet and one building held for sale with a gross book value of approximately $12.9 million.
As of September 30, 2026, we owned three properties under development or redevelopment that, upon completion, will consist of three buildings aggregating approximately 0.6 million square feet, with a total expected investment of approximately $165.1 million, including redevelopment costs, capitalized interest and other costs.

The following table summarizes our capital expenditures incurred during the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
Operating portfolio:
Recurring capital expenditures	$14,539		$10,583		$42,833		$29,627
Non-recurring capital expenditures [1]	8,537		3,795		35,449		8,083
Total	23,076	[2]	14,378	[2]	78,282	[3]	37,710	[3]

Properties under development and redevelopment:
Development, redevelopment, renovation and expansion expenditures	8,924		11,729		51,977		47,913
Capitalized interest [4]	1,490		1,391		5,002		3,809
Total	$10,414	[5]	$13,120	[5]	$56,979	[6]	$51,722	[6]
1Consists of costs incurred related to leasing acquired vacancy, renovation, and expansion projects (stabilization capital).
2Includes a net decrease in accrued capital expenditures for the operating portfolio of approximately $4.0 million during the three months ended September 30, 2026 and a net increase of approximately $0.3 million during the three months ended September 30, 2025.
3Includes a net increase in accrued capital expenditures for the operating portfolio of approximately $15.9 million during the nine months ended September 30, 2026 and a net decrease of approximately $5.2 million during the nine months ended September 30, 2025.
4Consists of capitalized interest associated with development, redevelopment, renovation and expansion activities. We do not capitalize any general and administrative costs associated with these activities.
5Includes a net decrease in accrued capital expenditures for properties under development and redevelopment of approximately $6.4 million during the three months ended September 30, 2026 and a net decrease of approximately $2.8 million during the three months ended September 30, 2025.
6Includes a net increase in accrued capital expenditures for properties under development and redevelopment of approximately $8.7 million during the nine months ended September 30, 2026 and a net decrease of approximately $6.9 million during the nine months ended September 30, 2025.
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

Our top 20 customers based on annualized base rent as of September 30, 2026 are as follows:

	Customer	Leases	Rentable Square Feet	% of Total Rentable Square Feet	Improved Land Acreage	Annualized Base Rent (in thousands) [1]	% of Total Annualized Base Rent [2]
1	Amazon.com	7	962,349	4.7%	—	$27,037	6.8%
2	FedEx Corporation	6	709,446	3.4%	7.7	10,620	2.8%
3	United States Government	9	397,413	1.9%	—	7,844	2.0%
4	Danaher	3	171,707	0.8%	—	4,881	1.2%
5	Quanta Manufacturing Nashville LLC	1	225,861	1.1%	—	4,879	1.2%
6	Imperial Bag & Paper Co LLC	1	505,729	2.5%	—	4,870	1.2%
7	MD Turbines Inc.	3	367,576	1.8%	—	4,827	1.2%
8	District of Columbia	8	245,888	1.2%	—	3,967	1.0%
9	Fisica Inc. (previously L3 Harris Applied Technologies, Inc.)	1	279,032	1.4%	2.3	3,768	0.9%
10	International Cargo Terminals Inc.	1	31,601	0.2%	—	3,606	0.9%
11	Motivate LLC	3	101,234	0.5%	—	3,273	0.8%
12	Impulse Space, Inc.	1	103,200	0.5%	—	2,948	0.7%
13	Home Depot U.S.A., Inc.	1	134,400	0.7%	—	2,905	0.7%
14	Costco-Innovel Solutions LLC	2	328,716	1.6%	2.8	2,849	0.7%
15	Lucid USA, Inc.	1	161,680	0.8%	—	2,839	0.7%
16	Sentury Tire USA Inc.	1	161,787	0.8%	—	2,805	0.7%
17	General Matter, Inc.	2	96,487	0.5%	—	2,721	0.7%
18	Port Kearny Security, Inc.	1	733,943	3.5%	16.9	2,635	0.7%
19	F. W. Webb Company	1	33,414	0.2%	—	2,478	0.6%
20	B&B Granite Block Sales, LLC	1	313,632	1.5%	7.2	2,430	0.6%
	Total	54	6,065,095	29.6%	36.9	$104,182	26.1%
1Annualized base rent is calculated as contractual monthly base rent per the leases, excluding any partial or full rent abatements, as of September 30, 2026, multiplied by 12.
2Total annualized base rent is calculated as contractual monthly base rent per the leases, for all buildings and improved land parcels, excluding any partial or full rent abatements, as of September 30, 2026, multiplied by 12.
The following tables summarize the anticipated lease expirations for leases in place as of September 30, 2026, without giving effect to the exercise of unexercised renewal options or termination rights, if any, at or prior to the scheduled expirations:

Buildings:
Year	Rentable Square Feet	% of Total Rentable Square Feet	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
Remainder of 2026 [1]	1,190,835	5.8%	$20,013	4.4%
2027	3,125,203	15.2%	54,107	11.9%
2028	2,776,347	13.5%	56,442	12.4%
2029	3,097,810	15.2%	68,466	15.0%
2030	1,917,130	9.4%	39,429	8.7%
Thereafter	7,931,524	38.7%	174,116	38.3%
Total	20,038,849	97.8%	$412,573	90.7%

Improved Land Parcels:
Year	Improved Land Acreage	% of Total Improved Land Acreage	Annualized Base Rent (in thousands) [2]	% of Total Annualized Base Rent [3]
Remainder of 2026 [4]	5.7	3.9%	$954	0.2%
2027	11.0	7.5%	3,663	0.8%
2028	30.0	20.5%	8,525	1.9%
2029	19.2	13.1%	5,508	1.2%
2030	14.7	10.0%	5,915	1.3%
Thereafter	59.3	40.5%	17,904	3.9%
Total	139.9	95.5%	$42,469	9.3%

Total Buildings and Improved Land Parcels:
Year	Total Annualized Base Rent (in thousands)[3]	% of Total Annualized Base Rent [3]
Remainder of 2026 [5]	$20,967	4.6%
2027	57,770	12.7%
2028	64,967	14.3%
2029	73,974	16.2%
2030	45,344	10.0%
Thereafter	192,020	42.2%
Total	$455,042	100.0%
1Includes leases that expire on or after September 30, 2026 and month-to-month leases totaling approximately 36,944 square feet. Approximately 0.8 million square feet of the space expiring during 2026 has either been renewed or pre-leased as of September 30, 2026.
2Annualized base rent is calculated as contractual monthly base rent per the leases at expiration, excluding any partial or full rent abatements, as of September 30, 2026, multiplied by 12.
3Total annualized base rent is calculated as contractual monthly base rent per the leases at expiration, for all buildings and/or improved land parcels, excluding any partial or full rent abatements, as of September 30, 2026, multiplied by 12.
4Includes leases that expire on or after September 30, 2026.
5Includes leases that expire on or after September 30, 2026 and month-to-month leases disclosed in footnotes 1 and 4 of the table.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of September 30, 2026, leases representing approximately 4.6% of the total annualized base rent of our portfolio are scheduled to expire during the remainder of the year ending December 31, 2026. We currently expect that, on average, the rental rates we are likely to achieve on new (re-leased) or renewed leases for our remaining 2026 expirations will be above the rates currently being paid for the same space. Cash rent changes on new and renewed leases totaling approximately 1.1 million square feet and 3.6 acres of improved land commencing during the three months ended September 30, 2026 were approximately 27.7% higher as compared to the previous rental rates for that same space, and cash rent changes on new and renewed leases totaling approximately 2.6 million square feet and 18.3 acres commencing during the nine months ended September 30, 2026 were approximately 26.1% higher as compared to the previous rental rates for that same space. We had a tenant retention ratio for the operating portfolio of 66.7% and 64.6%, respectively, for the three and nine months ended September 30, 2026. We had a tenant retention ratio for the improved land portfolio of 0.0% and 58.5%, respectively, for the three and nine months ended September 30, 2026. We define tenant retention ratio as the square footage or acreage of all leases commenced during the period that are rented by existing tenants divided by the square footage or acreage of all expiring leases during the reporting period. The square footage or acreage of tenants that default or buy-out prior to expiration of their lease and short-term leases of less than one year are not included in the calculation.

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
Recent Developments
Acquisition Activity
During the three months ended September 30, 2026, we acquired three industrial properties, for a total purchase price of approximately $49.0 million. The properties were acquired from unrelated third parties using existing cash on hand and proceeds from dispositions. The following table sets forth the industrial properties we acquired during the three months ended September 30, 2026:

Property Name	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands) [1]	Stabilized Cap Rate [2]
20701 Manhattan Place	Torrance, CA	August 7, 2026	1	36,000	$14,700	6.0%
659 Court Street	Brooklyn, NY	August 13, 2026	1	28,000	26,300	5.2%
9680 153rd Avenue NE	Redmond, WA	August 19, 2026	1	21,000	8,000	5.9%
Total/Weighted Average			3	85,000	$49,000	5.6%
1Excludes intangible liabilities. The total aggregate initial investment was approximately $49.8 million, including $1.0 million in capitalized closing costs and acquisition costs, $0.2 million in assumed intangible liabilities and $0.4 million in other credits related to near term capital expenditures.
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
Development and Redevelopment Activity
As of September 30, 2026, we had three properties under development or redevelopment that, upon completion, will consist of three buildings aggregating approximately 0.6 million square feet. The following table summarizes certain information with respect to the properties under development or redevelopment as of September 30, 2026:

Property Name	Total Expected Investment (in thousands) [1]	Amount Spent to Date (in thousands) [2]	Estimated Stabilized Cap Rate [3]	Estimated Post-Development Square Feet	Estimated Stabilization Quarter	% Pre-leased September 30, 2026
Properties under development or redevelopment:
Countyline Phase IV 4
Countyline Building 35	$51,300	$43,500	6.0%	219,900	Q4 2026	100.0%
Countyline Building 36	56,200	53,900	5.8%	213,600	Q1 2027	100.0%
Craftsman Circle	57,600	53,700	5.2%	180,300	Q4 2027	—%
Total/Weighted Average	$165,100	$151,100	5.7%	613,800		70.6%
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
During the nine months ended September 30, 2026, we completed the development of three properties. The following table summarizes certain information with respect to the development properties completed during the nine months ended September 30, 2026:

Property Name	Location	Total Expected Investment (in thousands) [1]	Estimated Stabilized Cap Rate [2]	Post-Development Square Feet	Completion Quarter	% Leased September 30, 2026
Countyline Building 32	Hialeah, FL	$43,400	6.0%	164,300	Q1 2026	100.0%
Countyline Building 34	Hialeah, FL	55,300	5.7%	220,000	Q2 2026	100.0%
Whitestone Logistics	College Point, Queens, NY	98,800	6.4%	81,000	Q3 2026	100.0%
Total/Weighted Average		$197,500	6.1%	465,300		100.0%
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

We capitalized interest associated with development, redevelopment and expansion activities of approximately $1.5 million and $1.4 million during the three months ended September 30, 2026 and 2025, respectively, and approximately $5.0 million and $3.8 million during the nine months ended September 30, 2026 and 2025, respectively.
Disposition Activity
The following table summarizes the properties we sold during the nine months ended September 30, 2026 (dollars in thousands):

Market	Number of Properties	Number of Buildings	Square Feet	Total Sales Price	Total Gain
New York City/Northern New Jersey	1	1	31,000	$8,776	$5,845
Los Angeles[1]	2	3	330,000	75,100	32,639
Miami	1	1	113,000	21,300	13,406
Washington, D.C.	1	1	56,000	11,100	6,483
Total	5	6	530,000	$116,276	$58,373
1The disposition activity above includes the 139th Street redevelopment property that was previously in the development portfolio. This property was sold prior to being moved to the operating portfolio.

In addition to the properties sold, we recorded a net gain of approximately $0.5 million and $0.6 million during the three and nine months ended September 30, 2026, respectively, related to the settlement of eminent domain proceedings at the Terreno North Hackensack property.
The following summarizes the condensed results of operations of the properties sold during the three and nine months ended September 30, 2026 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Rental revenues	$271	$1,504	$2,736	$4,526
Tenant expense reimbursements	13	376	391	1,215
Property operating expenses	(71)	(449)	(672)	(1,371)
Depreciation and amortization	(32)	(1,868)	(878)	(5,597)
Income (loss) from operations	$181	$(437)	$1,577	$(1,227)
Senior Unsecured Notes
In July 2026, we repaid the $50.0 million tranche of our 10-year senior unsecured notes using existing cash on hand. Such tranche of notes bore interest at 4.0% and had an original maturity date of July 7, 2026.
ATM Program
We have an at-the-market equity offering program (the “$500 Million ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $500.0 million (approximately $227.5 million remaining as of September 30, 2026) in amounts and at times to be determined by us from time to time. Prior to the implementation of the $500 Million ATM Program, we had a previous at-the-market equity offering program (the “Previous $500 Million ATM Program”), which was substantially utilized as of February 16, 2026 and is no longer active. Actual sales under the $500 Million ATM Program, if any, will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us. During the three and nine months ended September 30, 2026, we issued an aggregate of 1,958,245 and 6,032,473 shares, respectively, of common stock at a weighted average offering price of $67.12 and $66.12 per share, respectively, under the Previous $500 Million ATM Program and the $500 Million ATM Program, resulting in net proceeds of approximately $129.5 million and $393.1 million, respectively, and paying total compensation to the applicable sales agents of approximately $1.9 million and $5.8 million, respectively.
Share Repurchase Program
On November 3, 2026, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 3,000,000 shares of our outstanding common stock through December 31, 2028, which replaces our prior program scheduled to expire December 31, 2026. Purchases made pursuant to this program, if any, will be made in either the open market or in privately negotiated transactions as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. We did not repurchase any shares under our prior program.
Dividend and Distribution Activity
On November 3, 2026, our Board of Directors declared a cash dividend in the amount of $0.57 per share of our common stock payable on January 8, 2027 to the stockholders of record as of the close of business on December 15, 2026.
Contractual Commitments
As of November 3, 2026, we had three outstanding contracts with third-party sellers to acquire three industrial properties for a total purchase price of approximately $53.3 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to due diligence and various closing conditions.

As of November 3, 2026, we had executed one non-binding access agreement or letter of intent with a third-party seller to acquire one industrial property for a total anticipated purchase price of approximately $22.0 million. In the normal course of our business, we enter into non-binding access agreements or letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this prospective property or otherwise complete any such prospective purchases on the terms described or at all.
Inflation
The U.S. economy experienced a significant increase in inflation rates in recent years. A wide variety of industries and sectors have been, and may continue to be, affected by increasing commodity prices. In recent years, inflation has increased construction costs, including tenant improvements and capital projects, goods and labor, and operating costs. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, leases with respect to approximately 57.8% of our total rentable square feet and improved land acreage expire within five years, which enables us to seek to replace existing leases with new leases at the then-existing market rate. Approximately 97.2% of our leased space includes fixed rental increases or Consumer Price Index-based rental increases.
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

The analysis of our results below for the three and nine months ended September 30, 2026 and 2025 includes the changes attributable to same store properties. The same store pool for the comparison of the three and nine months ended September 30, 2026 and 2025 includes all properties that were owned and in operation as of September 30, 2026 and since January 1, 2025 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of September 30, 2026. As of September 30, 2026, the same store pool consisted of 278 buildings aggregating approximately 17.3 million square feet representing approximately 84.4% of our total square feet owned and 44 improved land parcels consisting of approximately 145.9 acres representing approximately 99.6% of our total acreage owned. As of September 30, 2026, the non-same store properties, which we acquired, developed or redeveloped, or sold during 2026 and 2025 or which were held for sale or in development or redevelopment as of September 30, 2026, consisted of 40 buildings aggregating approximately 3.3 million square feet, two improved land parcels consisting of approximately 0.6 acres and three properties under development or redevelopment. As of September 30, 2026 and 2025, our consolidated same store pool occupancy was approximately 97.9% and 98.0%, respectively.
Our future financial condition and results of operations, including rental revenues, straight-line rents and amortization of lease intangibles, may be impacted by the acquisitions of additional properties, and expenses may vary materially from historical results.

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025:

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$87,687	$82,812	$4,875	5.9%
Non-same store operating properties [2]	17,557	9,475	8,082	85.3%
Total rental revenues	105,244	92,287	12,957	14.0%
Tenant expense reimbursements [1]
Same store	23,572	22,255	1,317	5.9%
Non-same store operating properties [2]	3,409	1,706	1,703	99.8%
Total tenant expense reimbursements	26,981	23,961	3,020	12.6%
Total revenues	132,225	116,248	15,977	13.7%
Property operating expenses
Same store	28,115	25,660	2,455	9.6%
Non-same store operating properties [2]	4,597	2,572	2,025	78.7%
Total property operating expenses	32,712	28,232	4,480	15.9%
Net operating income [3]
Same store	83,144	79,407	3,737	4.7%
Non-same store operating properties [2]	16,369	8,609	7,760	90.1%
Total net operating income	$99,513	$88,016	$11,497	13.1%
Other costs and expenses
Depreciation and amortization	30,539	28,376	2,163	7.6%
General and administrative	12,044	11,581	463	4.0%
Acquisition costs and other	1,152	97	1,055	1087.6%
Total other costs and expenses	43,735	40,054	3,681	9.2%
Other income (expense)
Interest and other income	1,048	1,369	(321)	(23.4)%
Interest expense, including amortization	(8,459)	(8,367)	(92)	1.1%
Gain on sales of real estate investments	19,738	62,412	(42,674)	(68.4)%
Total other income (expense)	12,327	55,414	(43,087)	(77.8)%
Net income	$68,105	$103,376	$(35,271)	(34.1)%
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
2Includes 2026 and 2025 acquisitions and dispositions, two improved land parcels, three properties under development or redevelopment and one building held for sale as of September 30, 2026.
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

Revenues. Total revenues increased approximately $16.0 million for the three months ended September 30, 2026 compared to the same period from the prior year due primarily to increased revenue on new and renewed leases during 2026 and 2025, property acquisitions during 2026 and 2025 and increased occupancy. The increase in total revenues was partially offset by property dispositions during 2026. Cash rents on new and renewed leases totaling approximately 1.1 million square feet and 3.6 acres of improved land commencing during the three months ended September 30, 2026 increased approximately 27.7% compared to the previous rental rates. For the three months ended September 30, 2026 and 2025, approximately $5.3 million and $3.5 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $2.1 million and $0.1 million, respectively, was recorded in lease termination revenue. The increase in lease termination revenue was primarily due to a lease termination which occurred during the three months ended September 30, 2026 of approximately $2.0 million. Total revenues for the three months ended September 30, 2026 and 2025 were partially offset by approximately $1.5 million and $0.8 million, respectively, of bad debt expense and straight-line rent write-offs for terminated leases.
Property operating expenses. Total property operating expenses increased approximately $4.5 million during the three months ended September 30, 2026 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to an increase of approximately $2.0 million attributable to property acquisitions during 2026 and 2025 as well as increases in real estate taxes. The increase in total property operating expenses was partially offset by property dispositions during 2026 as well as decreases in insurance premiums.
Depreciation and amortization. Depreciation and amortization increased approximately $2.2 million during the three months ended September 30, 2026 compared to the same period from the prior year primarily due to property acquisitions during 2026 and 2025, partially offset by property dispositions during 2026 and 2025.
General and administrative expenses. General and administrative expenses increased approximately $0.5 million during the three months ended September 30, 2026 compared to the same period from the prior year primarily due to increased compensation expenses, including increased LTIP expense, and an increase in salaries compared to the same period from the prior year.
Acquisition costs and other. Acquisition costs and other increased approximately $1.1 million during the three months ended September 30, 2026 compared to the same period from the prior year primarily due to environmental remediation expenses at our Kent Corporate Park property of approximately $1.2 million.
Interest and other income. Interest and other income decreased approximately $0.3 million for the three months ended September 30, 2026 compared to the same period from the prior year primarily due to lower interest rates on our cash and cash equivalent balances.
Interest expense, including amortization. Interest expense increased approximately $0.1 million for the three months ended September 30, 2026 compared to the same period from the prior year. This was primarily due to increased amortization of deferred financing costs in connection with the new term loan issued in 2026 during the three months ended September 30, 2026 compared to the same period from the prior year.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $42.7 million for the three months ended September 30, 2026 compared to the same period from the prior year. We recognized an aggregate gain of approximately $19.3 million from the sale of two properties during the three months ended September 30, 2026 compared to an aggregate gain of approximately $62.4 million from the sale of three properties during the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025:

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Rental revenues [1]
Same store	$259,149	$242,986	$16,163	6.7%
Non-same store operating properties [2]	44,164	24,037	20,127	83.7%
Total rental revenues	303,313	267,023	36,290	13.6%
Tenant expense reimbursements [1]
Same store	69,079	66,676	2,403	3.6%
Non-same store operating properties [2]	8,984	5,203	3,781	72.7%
Total tenant expense reimbursements	78,063	71,879	6,184	8.6%
Total revenues	381,376	338,902	42,474	12.5%
Property operating expenses
Same store	81,444	78,012	3,432	4.4%
Non-same store operating properties [2]	12,688	6,895	5,793	84.0%
Total property operating expenses	94,132	84,907	9,225	10.9%
Net operating income [3]
Same store	246,784	231,650	15,134	6.5%
Non-same store operating properties [2]	40,460	22,345	18,115	81.1%
Total net operating income	$287,244	$253,995	$33,249	13.1%
Other costs and expenses
Depreciation and amortization	89,181	83,329	5,852	7.0%
General and administrative	38,309	35,665	2,644	7.4%
Acquisition costs and other	1,193	328	865	263.7%
Total other costs and expenses	128,683	119,322	9,361	7.8%
Other income (expense)
Interest and other income	3,341	4,536	(1,195)	(26.3)%
Interest expense, including amortization	(25,783)	(23,331)	(2,452)	10.5%
Gain on sales of real estate investments	58,987	128,897	(69,910)	(54.2)%
Total other income	36,545	110,102	(73,557)	(66.8)%
Net income	$195,106	$244,775	$(49,669)	(20.3)%
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
2Includes 2026 and 2025 acquisitions and dispositions, two improved land parcels, three properties under development or redevelopment and one building held for sale as of September 30, 2026.
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

Revenues. Total revenues increased approximately $42.5 million for the nine months ended September 30, 2026 compared to the same period from the prior year primarily due to property acquisitions during 2026 and 2025, increased revenue on new and renewed leases, lease termination fees and increased occupancy. The increase in total revenues was partially offset by property dispositions during 2026. Cash rents on new and renewed leases totaling approximately 2.6 million square feet and 18.3 acres commencing during the nine months ended September 30, 2026 increased approximately 26.1% compared to the previous rental rates. For the nine months ended September 30, 2026 and 2025, approximately $16.8 million and $10.0 million, respectively, was recorded in straight-line rental revenues related to contractual rent abatements given to certain tenants and approximately $3.1 million and $0.7 million, respectively, was recorded in lease termination revenue. The increase in lease termination revenue was primarily due to a lease termination which occurred during the three months ended September 30, 2026 of approximately $2.0 million. Total revenues for the nine months ended September 30, 2025 were partially offset by approximately $4.0 million of bad debt expense and straight-line rent write-offs for terminated leases.
Property operating expenses. Total property operating expenses increased approximately $9.2 million during the nine months ended September 30, 2026 compared to the same period from the prior year. The increase in total property operating expenses was primarily due to property acquisitions during 2026 and 2025 as well as increases in real estate taxes. The increase in total property operating expenses was partially offset by property dispositions during 2026 as well as decreases in insurance premiums.
Depreciation and amortization. Depreciation and amortization increased approximately $5.9 million during the nine months ended September 30, 2026 compared to the same period from the prior year primarily due to property acquisitions during 2026 and 2025, partially offset by property dispositions during 2026.
General and administrative expenses. General and administrative expenses increased approximately $2.6 million for the nine months ended September 30, 2026 compared to the same period from the prior year primarily due to increased compensation expenses, including increased restricted stock amortization, and an increase in salaries compared to the same period from the prior year.
Acquisition costs and other. Acquisition costs and other increased approximately $0.9 million during the nine months ended September 30, 2026 compared to the same period from the prior year primarily due to environmental remediation expenses at our Kent Corporate Park property of approximately $1.2 million.
Interest and other income. Interest and other income decreased approximately $1.2 million during the nine months ended September 30, 2026 compared to the same period from the prior year primarily due to lower interest rates on our cash and cash equivalent balances throughout 2026.
Interest expense, including amortization. Interest expense increased approximately $2.5 million for the nine months ended September 30, 2026 compared to the same period from the prior year. This was primarily due to higher outstanding debt throughout the nine months ended September 30, 2026, compared to the same period from the prior year.
Gain on sales of real estate investments. Gain on sales of real estate investments decreased approximately $69.9 million for the nine months ended September 30, 2026 compared to the same period from the prior year. We recognized an aggregate gain of approximately $58.4 million from the sale of five properties during the nine months ended September 30, 2026, as compared to an aggregate gain of approximately $128.9 million from the sale of seven properties during the same period from the prior year.
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
Moody’s assigned us an issuer rating of Baa1 with a stable outlook and Fitch Ratings assigned us an issuer rating of BBB+ with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There can be no assurance that we will be able to maintain our current credit ratings. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain.
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Equity Sources of Liquidity
The following sets forth certain information regarding our current at-the-market common stock offering program as of September 30, 2026:

ATM Stock Offering Program	Date Implemented	Maximum Aggregate Offering Price (in thousands)	Aggregate Common Stock Available (in thousands)
$500 Million ATM Program	February 17, 2026	$500,000	$227,535
The tables below set forth the activity under our at-the-market common stock offering programs during the three and nine months ended September 30, 2026 and 2025, respectively:

For the Three Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
September 30, 2026	1,958,245	$67.12	$129,532	$1,906
September 30, 2025	—	$—	$—	$—

For the Nine Months Ended	Shares Sold	Weighted Average Price Per Share	Net Proceeds (in thousands)	Sales Commissions (in thousands)
September 30, 2026	6,032,473	$66.12	$393,080	$5,784
September 30, 2025	3,506,371	$67.71	$233,980	$3,443

Debt Sources of Liquidity
As of September 30, 2026, we had $50.0 million of senior unsecured notes that mature in October 2027, $100.0 million of senior unsecured notes that mature in July 2028, $100.0 million of senior unsecured notes that mature in December 2029, $125.0 million of senior unsecured notes that mature in August 2030, and $50.0 million of senior unsecured notes that mature in July 2031 (collectively, the “Senior Unsecured Notes”).
In July 2026, we repaid the $50.0 million tranche of our 10-year senior unsecured notes using existing cash on hand. Such tranche of notes bore interest at 4.0% and had an original maturity date of July 7, 2026.
Our Sixth Amended and Restated Senior Credit Agreement (as amended, the “Amended Facility”) consists of a $600.0 million revolving credit facility that matures in January 2029, a $100.0 million term loan that matures in January 2027, a $100.0 million term loan that matures in January 2028, and a $200.0 million term loan that matures in January 2031. As of September 30, 2026, there were no outstanding borrowings on the revolving credit facility and $400.0 million of borrowings outstanding on the term loans. As of December 31, 2025, there were $200.0 million of borrowings outstanding on the revolving credit facility and $200.0 million of borrowings outstanding on the term loans.
The aggregate amount of the Amended Facility may be increased by up to an additional $1.0 billion to a maximum aggregate amount not to exceed $2.0 billion, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. Outstanding borrowings under the Amended Facility are limited to the lesser of (i) the sum of the $600.0 million revolving credit facility, the $100.0 million term loan maturing in January 2027, the $100.0 million term loan maturing in January 2028, and the $200.0 million term loan maturing in January 2031 or (ii) 60.0% of the value of the unencumbered properties. Interest on the Amended Facility, including the term loans, is generally to be paid based upon, at our option, either (i) SOFR plus the applicable SOFR margin or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, 0.50% above the federal funds effective rate, thirty-day SOFR plus the applicable SOFR margin for SOFR rate loans under the Amended Facility plus 1.25%, or 1.25% per annum. The applicable SOFR margin will range from 0.725% to 1.40% (0.775% as of September 30, 2026) for the revolving credit facility and 0.80% to 1.60% (0.85% as of September 30, 2026) for the term loans, depending on our credit ratings from Moody’s and Fitch. The Amended Facility requires quarterly payments of an annual facility fee in an amount ranging from 0.125% to 0.30%, depending on our credit ratings from Moody’s and Fitch.
The Amended Facility and the Senior Unsecured Notes are guaranteed by us and by substantially all of the current and to-be-formed subsidiaries of the borrower that own an unencumbered property. The Amended Facility and the Senior Unsecured Notes are not secured by our properties or by interests in the subsidiaries that hold such properties. The Amended Facility and the Senior Unsecured Notes include a series of financial and other covenants with which we must comply. We were in compliance with the covenants under the Amended Facility and the Senior Unsecured Notes as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, we had a mortgage loan payable with a total contractual principal amount of approximately $72.9 million which bears interest at a contractual fixed interest rate of 3.9% and matures in March 2028. The mortgage was assumed in an acquisition and was recorded at fair value in the amount of $69.2 million using an effective interest rate of 5.6%. The unamortized fair value adjustment as of September 30, 2026 and December 31, 2025 was approximately $1.6 million and $2.5 million, respectively.
As of September 30, 2026 and December 31, 2025, we held cash and cash equivalents totaling approximately $88.3 million and $25.0 million, respectively.
The following tables summarize our debt maturities and principal payments as of and for the nine months ended September 30, 2026, and market capitalization, capitalization ratios, Adjusted EBITDA, interest coverage, fixed charge coverage and debt ratios as of and for the nine months ended September 30, 2026 and 2025 (dollars in thousands, except per share data):

	Credit Facility[1]	Term Loan	Senior Unsecured Notes	Mortgage Loan Payable	Total Debt
Remainder of 2026	$—	$—	$—	$—	$—
2027	—	100,000	50,000	—	150,000
2028	—	100,000	100,000	72,879	272,879
2029	—	—	100,000	—	100,000
2030	—	—	125,000	—	125,000
Thereafter	—	200,000	50,000	—	250,000
Subtotal	—	400,000	425,000	72,879	897,879
Unamortized fair value adjustment	—	—	—	(1,606)	(1,606)
Total Debt	—	400,000	425,000	71,273	896,273
Deferred financing costs, net	—	(1,922)	(1,241)	(79)	(3,242)
Total Debt, net	$—	$398,078	$423,759	$71,194	$893,031
Weighted average interest rate	n/a	4.6%	2.9%	3.9%	3.7%
1As of November 3, 2026, there were $35.0 million of borrowings outstanding on the revolving credit facility.

	As of September 30, 2026		As of September 30, 2025
Total Debt, net	$893,031		$1,022,861
Less: Cash and cash equivalents	(88,340)		(26,153)
Net Debt	$804,691		$996,708
Equity
Common Stock
Shares Outstanding [1]	110,336,807		103,395,221
Market Price [2]	$64.55		$56.75
Total Equity	7,122,241		5,867,679
Total Market Capitalization	$8,015,272		$6,890,540
Total Debt-to-Total Investments in Properties [3]	14.5%		17.9%
Total Debt-to-Total Market Capitalization [4]	11.1%		14.8%
Floating Rate Debt as a % of Total Debt [5]	44.6%		46.9%
Net Income	$195,106		$244,775
Adjusted EBITDA [6]	$266,356		$236,264
Interest Coverage [7]	10.3	x	10.1	x
Fixed Charge Coverage [8]	8.7	x	8.7	x
Net Debt-to-Adjusted EBITDA [9]	2.2	x	3.0	x
Weighted Average Maturity of Total Debt (years)	2.7		3.1

1Includes 530,616 and 473,905 shares of unvested restricted stock outstanding as of September 30, 2026 and 2025, respectively. Also includes 589,823 and 533,423 shares held in the Deferred Compensation Plan as of September 30, 2026 and 2025, respectively.
2Closing price of a share of our common stock on the New York Stock Exchange on September 30, 2026 and 2025, respectively, in dollars per share.
3Total debt-to-total investments in properties is calculated as total debt, net of deferred financing costs, divided by total investments in properties, including one building held for sale as of September 30, 2026.
4Total debt-to-total market capitalization is calculated as total debt, net of deferred financing costs, divided by total market capitalization.
5Floating rate debt as a percentage of total debt is calculated as floating rate debt, net of deferred financing costs, divided by total debt, net of deferred financing costs.
6Earnings before interest, taxes, gains (losses) from sales of property, depreciation and amortization, acquisition costs and stock-based compensation (“Adjusted EBITDA”) for the nine months ended September 30, 2026 and 2025, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a definition and reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA is a useful supplemental measure of our operating performance.
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
9Net debt-to-Adjusted EBITDA is calculated as net debt divided by annualized Adjusted EBITDA for the three months ended September 30, 2026 and 2025, respectively. See “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for the definitions of Adjusted EBITDA and net debt, a reconciliation of Adjusted EBITDA from net income and a discussion of why we believe Adjusted EBITDA and net debt are useful supplemental measures of our operating performance.
The following table sets forth the cash dividends paid or payable per share during the nine months ended September 30, 2026:

For the Three Months Ended	Security	Dividend per Share	Declaration Date	Record Date	Date Paid
March 31, 2026	Common Stock	$0.52	February 3, 2026	March 27, 2026	April 10, 2026
June 30, 2026	Common Stock	$0.52	May 5, 2026	June 26, 2026	July 10, 2026
September 30, 2026	Common Stock	$0.57	August 4, 2026	September 30, 2026	October 9, 2026
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
Cash From Operating Activities. Net cash provided by operating activities totaled approximately $218.1 million for the nine months ended September 30, 2026 compared to approximately $201.6 million for the nine months ended September 30, 2025. This increase in cash provided by operating activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily attributable to additional cash flows generated from the properties acquired during 2026 and 2025 and increased rents on new and renewed leases at our same store properties.
Cash From Investing Activities. Net cash used in investing activities was approximately $324.5 million and $471.8 million for the nine months ended September 30, 2026 and 2025, respectively. Such amounts consisted primarily of cash paid for property acquisitions of approximately $326.9 million and $604.2 million, respectively, and additions to capital improvements of approximately $110.7 million and $101.6 million during the nine months ended September 30, 2026 and 2025, respectively. Such amounts were partially offset by proceeds from sales of real estate investments during the nine months ended September 30, 2026 and 2025 of approximately $113.0 million and $234.1 million, respectively.
Cash From Financing Activities. Net cash provided by financing activities was approximately $171.5 million for the nine months ended September 30, 2026, which consisted primarily of approximately $393.1 million in net proceeds from the issuance of common stock, $90.0 million of borrowings on the revolving credit facility and $200.0 million in term loan borrowings, partially offset by approximately $165.7 million in equity dividend payments, repayment of $290.0 million of borrowings on the revolving credit facility and payment of a $50.0 million tranche of the Senior Unsecured Notes. Net cash provided by financing activities was approximately $278.6 million for the nine months ended September 30, 2025, which consisted primarily of approximately $234.0 million in net proceeds from the issuance of common stock and $360.0 million in revolving credit facility borrowings, partially offset by approximately $150.1 million in equity dividend payments and repayment of $162.0 million of borrowings on the revolving credit facility.
Critical Accounting Policies And Estimates
A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and in the condensed notes to consolidated financial statements in this Quarterly Report on Form 10-Q.

Material Cash Commitments
Subsequent to September 30, 2026, as of November 3, 2026, we had three outstanding contracts with third-party sellers to acquire three industrial properties for a total purchase price of approximately $53.3 million. There is no assurance that we will acquire the properties under contract because the proposed acquisitions are subject to due diligence and various closing conditions.
The following table summarizes our material cash commitments due by period as of September 30, 2026 (dollars in thousands):

Material Cash Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt	$100,000	$322,879	$475,000	$—	$897,879
Debt interest payments	15,076	19,812	7,385	—	42,273
Operating lease commitments[2]	1,030	2,319	848	1,370	5,567
Material construction contracts	7,406	—	—	—	7,406
Purchase obligations [1]	53,250	—	—	—	53,250
Total	$176,762	$345,010	$483,233	$1,370	$1,006,375
1As of November 3, 2026.
2Includes future minimum lease payments associated with a new office lease entered into during the nine months ended September 30, 2026, which is expected to commence in the fourth quarter of 2026.
As of November 3, 2026, we had executed one non-binding access agreement or letter of intent with a third-party seller to acquire one industrial property for a total anticipated purchase price of approximately $22.0 million. In the normal course of our business, we enter into non-binding access agreements or letters of intent to purchase properties from third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events, including the execution of a purchase and sale agreement and satisfactory completion of various due diligence matters. There can be no assurance that we will enter into a purchase and sale agreement with respect to this prospective property or otherwise complete any such prospective purchases on the terms described or at all.
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

The following table reflects the calculation of FFO reconciled from net income for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands except per share data):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net income	$68,105	$103,376	$(35,271)	(34.1)%	$195,106	$244,775	$(49,669)	(20.3)%
Gain on sales of real estate investments	(19,738)	(62,412)	42,674	(68.4)%	(58,987)	(128,897)	69,910	(54.2)%
Depreciation and amortization	30,539	28,376	2,163	7.6%	89,181	83,329	5,852	7.0%
Non-real estate depreciation	(10)	(37)	27	(73.0)%	(43)	(109)	66	(60.6)%
Allocation to participating securities [1]	(377)	(316)	(61)	19.3%	(1,044)	(873)	(171)	19.6%
FFO attributable to common stockholders	$78,519	$68,987	$9,532	13.8%	$224,213	$198,225	$25,988	13.1%
Basic FFO per common share	$0.72	$0.67	$0.05	7.5%	$2.10	$1.94	$0.16	8.2%
Diluted FFO per common share	$0.72	$0.67	$0.05	7.5%	$2.09	$1.94	$0.15	7.7%
Basic weighted average common shares outstanding	108,948,717	102,912,261			106,819,441	102,197,324
Diluted weighted average common shares outstanding	109,451,778	103,136,057			107,126,310	102,419,204
1To be consistent with our policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share is adjusted for FFO distributed through declared dividends (if any) and allocated to all participating securities (weighted average common shares outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 511,990 and 461,977 of weighted average unvested restricted shares outstanding for the three months ended September 30, 2026 and 2025, respectively, and 499,410 and 449,279 of weighted average unvested restricted shares outstanding for the nine months ended September 30, 2026 and 2025, respectively.
FFO increased by approximately $9.5 million and $26.0 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods from the prior year due primarily to property acquisitions during 2025 and 2026 as well as same store NOI growth of approximately $3.7 million and $15.1 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods from the prior year. The FFO increase was partially offset by increased weighted average common shares outstanding, increased acquisition costs and other due to approximately $1.2 million in environmental remediation expenses at our Kent Corporate Park property and increased general and administrative expenses due to increased restricted stock amortization and other compensation expenses, including an increase in salaries for the three and nine months ended September 30, 2026 compared to the same periods from the prior year.
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

The following table reflects the calculation of Adjusted EBITDA reconciled from net income for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net income	$68,105	$103,376	$(35,271)	(34.1)%	$195,106	$244,775	$(49,669)	(20.3)%
Gain on sales of real estate investments	(19,738)	(62,412)	42,674	(68.4)%	(58,987)	(128,897)	69,910	(54.2)%
Depreciation and amortization	30,539	28,376	2,163	7.6%	89,181	83,329	5,852	7.0%
Interest expense, including amortization	8,459	8,367	92	1.1%	25,783	23,331	2,452	10.5%
Stock-based compensation	4,640	4,276	364	8.5%	14,080	13,398	682	5.1%
Acquisition costs and other	1,152	97	1,055	1087.6%	1,193	328	865	263.7%
Adjusted EBITDA	$93,157	$82,080	$11,077	13.5%	$266,356	$236,264	$30,092	12.7%
We compute NOI as rental revenues, including tenant expense reimbursements, less property operating expenses. We compute same store NOI as rental revenues, including tenant expense reimbursements, less property operating expenses on a same store basis. NOI excludes depreciation, amortization, general and administrative expenses, acquisition costs and interest expense, including amortization. We compute cash-basis same store NOI as same store NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that were owned and in operation as of September 30, 2026 and since January 1, 2025 and excludes properties that were either disposed of prior to, held for sale to a third party or in development or redevelopment as of September 30, 2026. As of September 30, 2026, the same store pool consisted of 278 buildings aggregating approximately 17.3 million square feet representing approximately 84.4% of our total square feet owned and 44 improved land parcels containing approximately 145.9 acres representing approximately 99.6% of our total acreage owned. We believe that presenting NOI, same store NOI and cash-basis same store NOI provides useful information to investors regarding the operating performance of our properties because NOI excludes certain items that are not considered to be controllable in connection with the management of the properties, such as depreciation, amortization, general and administrative expenses, acquisition costs and interest expense. By presenting same store NOI and cash-basis same store NOI, the operating results on a same store basis are directly comparable from period to period.

The following table reflects the calculation of NOI, same store NOI and cash-basis same store NOI reconciled from net income for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2026		2025		$ Change	% Change	2026		2025		$ Change	% Change
Net income [1]	$68,105		$103,376		$(35,271)	(34.1)%	$195,106		$244,775		$(49,669)	(20.3)%
Depreciation and amortization	30,539		28,376		2,163	7.6%	89,181		83,329		5,852	7.0%
General and administrative	12,044		11,581		463	4.0%	38,309		35,665		2,644	7.4%
Acquisition costs and other	1,152		97		1,055	1087.6%	1,193		328		865	263.7%
Total other income and expenses	(12,327)		(55,414)		43,087	(77.8)%	(36,545)		(110,102)		73,557	(66.8)%
Net operating income	99,513		88,016		11,497	13.1%	287,244		253,995		33,249	13.1%
Less non-same store NOI	(16,369)	[2]	(8,609)	[2]	(7,760)	90.1%	(40,460)	[2]	(22,345)	[2]	(18,115)	81.1%
Same store NOI	$83,144	[3]	$79,407	[3]	$3,737	4.7%	$246,784	[4]	$231,650	[4]	$15,134	6.5%
Less straight-line rents and amortization of lease intangibles[5]	(6,759)		(8,448)		1,689	(20.0)%	(23,504)		(25,280)		1,776	(7.0)%
Cash-basis same store NOI	$76,385		$70,959		$5,426	7.6%	$223,280		$206,370		$16,910	8.2%
Less termination fee income	(2,146)		(70)		(2,076)	2,965.7%	(3,114)		(485)		(2,629)	542.1%
Cash-basis same store NOI excluding termination fees	$74,239		$70,889		$3,350	4.7%	$220,166		$205,885		$14,281	6.9%
1Includes approximately $2.1 million and $0.1 million of lease termination income for the three months ended September 30, 2026 and 2025, respectively, and approximately $3.1 million and $0.7 million of lease termination income for the nine months ended September 30, 2026 and 2025, respectively.
2Includes 2026 and 2025 acquisitions and dispositions, two improved land parcels, three properties under development or redevelopment and one building held for sale as of September 30, 2026.
3Includes approximately $2.1 million and $0.1 million of lease termination income for the three months ended September 30, 2026 and 2025, respectively.
4Includes approximately $3.1 million and $0.5 million of lease termination income for the nine months ended September 30, 2026 and 2025, respectively.
5Includes straight-line rents and amortization of lease intangibles for the same store pool only.

Cash-basis same store NOI increased by approximately $5.4 million for the three months ended September 30, 2026 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and contractual rent increases on pre-existing leases. For the three months ended September 30, 2026 and 2025, total contractual rent abatements of approximately $3.5 million and $2.6 million, respectively, were given to certain tenants in the same store pool, including contractual rent abatements of approximately $1.3 million (approximately 180 basis points) to tenants with new leases at our Countyline 30 and Doral Air Logistics properties. The aggregate rent change for these leases was approximately 75.6%. Additionally, during the three months ended September 30, 2026 and 2025, approximately $2.1 million and $0.1 million, respectively, in lease termination income was received from certain tenants in the same store pool. The increase in lease termination revenue was primarily due to a lease termination which occurred at one of our properties during the three months ended September 30, 2026 of approximately $2.0 million. Approximately $0.7 million of the increase in cash-basis same store NOI for the three months ended September 30, 2026 related to properties that were acquired vacant or with near term expirations in 2025.
Cash-basis same store NOI increased by approximately $16.9 million for the nine months ended September 30, 2026 compared to the same period from the prior year primarily due to increased rental revenue on new and renewed leases and contractual rent increases on pre-existing leases. For the nine months ended September 30, 2026 and 2025, total contractual rent abatements of approximately $11.3 million and $8.3 million, respectively, were given to certain tenants in the same store pool, including contractual rent abatements of approximately $4.8 million (approximately 235 basis points) to tenants with new leases at our Morton, Doral Air Logistics and Manhattan properties. The aggregate rent change for these leases was approximately 75.7%. Additionally, during the nine months ended September 30, 2026 and 2025, approximately $3.1 million and $0.5 million, respectively, in lease termination income was received from certain tenants in the same store pool. The increase in lease termination revenue was primarily due to a lease termination which occurred at one of our properties during the three months ended September 30, 2026 of approximately $2.0 million. Approximately $4.4 million of the increase in cash-basis same store NOI for the nine months ended September 30, 2026 related to properties that were acquired vacant or with near term expirations in 2025.
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
As of September 30, 2026, we had $400.0 million of borrowings outstanding under our Amended Facility, none of which were subject to interest rate caps. Amounts borrowed under our Amended Facility bear interest at a variable rate based on SOFR plus an applicable SOFR margin. The weighted average interest rate on borrowings outstanding under our Amended Facility was 4.6% as of September 30, 2026. If the SOFR rate were to fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $1.0 million annually on the total of the outstanding balances on our Amended Facility as of September 30, 2026.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Not Applicable.
(b)Not Applicable.
(c)

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
July 1, 2026 - July 31, 2026	—		$—	—	3,000,000
August 1, 2026 - August 31, 2026	19,844		71.70	—	3,000,000
September 1, 2026 - September 30, 2026	—		—	—	3,000,000
Total	19,844	[1]	$71.70	—	3,000,000	[2]

(1)     Represents shares of common stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted stock.
(2)    On November 6, 2024, the Company announced a share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its common stock through December 31, 2026. On November 3, 2026, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its common stock through December 31, 2028, which replaces the prior program.
Item 3.        Defaults Upon Senior Securities.
None.
Item 4.        Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification dated November 4, 2026.

31.2*	Rule 13a-14(a)/15d-14(a) Certification dated November 4, 2026.

31.3*	Rule 13a-14(a)/15d-14(a) Certification dated November 4, 2026.

32.1**	18 U.S.C. § 1350 Certification dated November 4, 2026.

32.2**	18 U.S.C. § 1350 Certification dated November 4, 2026.

32.3**	18 U.S.C. § 1350 Certification dated November 4, 2026.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Terreno Realty Corporation

November 4, 2026	By:	/s/ W. Blake Baird
W. Blake Baird
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 4, 2026	By:	/s/ Michael A. Coke
Michael A. Coke
President

November 4, 2026	By:	/s/ Jaime J. Cannon
Jaime J. Cannon
Chief Financial Officer (Principal Financial and Accounting Officer)